Form 10-Q
period 2014-06-30
Liberty TripAdvisor Holdings, Inc.
filed 2014-09-25
CIK 1606745

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2014

OR

☐    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                             to

Commission File Number 001-33982

LIBERTY TRIPADVISOR HOLDINGS, INC.

(Exact name of Registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	46‑3337365 (I.R.S. Employer Identification No.)

12300 Liberty Boulevard, Englewood, Colorado 80112

(Address, including zip code, of Registrant’s principal executive offices)

Registrant’s telephone number, including area code: (720) 875‑5200

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes ☐   No ☒

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐    No ☒

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non‑accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b‑2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐	Non‑accelerated filer ☒ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the Registrant is a shell company as defined in Rule 12b-2 of the Exchange Act. Yes     No ☒

The number of outstanding shares of Liberty TripAdvisor Holdings, Inc. common stock as of August 31, 2014 was:

	Series A	Series B
Liberty TripAdvisor Holdings common stock	70,800,554	2,885,370

LIBERTY TRIPADVISOR HOLDINGS, INC.

Condensed Combined Balance Sheets

(unaudited)

	June 30,	December 31,
	2014	2013
	amounts in millions
Assets
Current assets:
Cash and cash equivalents	$589	354
Trade and other receivables, net of allowance for doubtful accounts of $5 million and $4 million, respectively	187	122
Inventory, net	15	12
Short term marketable securities (note 4)	51	131
Deferred income tax assets	6	6
Other current assets	18	18
Total current assets	866	643
Investments in available-for-sale securities	83	188
Property and equipment, at cost	124	55
Accumulated depreciation	(26)	(16)
	98	39
Intangible assets not subject to amortization:
Goodwill	3,565	3,460
Trademarks	1,838	1,832
	5,403	5,292
Intangible assets subject to amortization, net	872	908
Other assets, at cost, net of accumulated amortization	33	19
Total assets	$7,355	7,089
Liabilites and Equity
Current liabililities:
Accounts payable	$144	42
Accrued liabilities	109	94
Related party notes payable (note 6)	42	30
Current portion of debt (note 5)	73	69
Deferred revenue	61	47
Other current liabilities	31	29
Total current liabilities	460	311
Long-term debt (note 5)	280	300
Deferred income tax liabilities	836	853
Other liabilities	112	44
Total liabilities	1,688	1,508
Equity:
Parent’s investment	209	226
Accumulated other comprehensive earnings, net of taxes	3	—
Retained earnings	983	982
Total parent’s investment	1,195	1,208
Noncontrolling interests in equity of combined companies	4,472	4,373
Total equity	5,667	5,581
Commitments and contingencies (note 7)
Total liabilities and equity	$7,355	7,089

See accompanying notes to condensed combined financial statements.

LIBERTY TRIPADVISOR HOLDINGS, INC.

Condensed Combined Statements of Operations

(unaudited)

	Three months		Six months
	ended		ended
	June 30,		June 30,
	2014	2013	2014	2013
	amounts in millions, except
	per share amounts
Service and other revenue	$323	247	604	477
Net retail sales	12	16	25	33
Total net sales	335	263	629	510
Operating costs and expenses:
Cost of goods sold (exclusive of depreciation shown separately below)	10	13	20	28
Operating expense, including stock-based compensation (note 2)	54	40	105	79
Selling, general and administrative, including stock-based compensation (note 2)	168	115	302	223
Depreciation and amortization	72	78	142	155
	304	246	569	485
Operating income (loss)	31	17	60	25
Other income (expense):
Interest expense, including related party	(3)	(3)	(5)	(6)
Other, net	—	(2)	—	(3)
	(3)	(5)	(5)	(9)
Earnings (loss) before income taxes	28	12	55	16
Income tax (expense) benefit	(11)	1	(15)	1
Net earnings (loss)	17	13	40	17
Less earnings (loss) attributable to noncontrolling interests	18	12	39	21
Net earnings (loss) attributable to Liberty TripAdvisor Holdings, Inc. shareholders	$(1)	1	1	(4)
ProForma basic net earnings (loss) attributable to Series A and Series B Liberty TripAdvisor Holdings, Inc. shareholders per common share (note 3)	$(0.01)	0.01	0.01	(0.05)

See accompanying notes to condensed combined financial statements.

LIBERTY TRIPADVISOR HOLDINGS, INC.

Condensed Combined Statements of Comprehensive Earnings (Loss)

(unaudited)

	Three months		Six months
	ended		ended
	June 30,		June 30,
	2014	2013	2014	2013
	amounts in millions
Net earnings (loss)	$17	13	40	17
Other comprehensive earnings (loss), net of taxes:
Foreign currency translation adjustments	10	(10)	16	(40)
Unrealized holding gains (losses) arising during the period	—	(1)	—	(1)
Other comprehensive earnings (loss)	10	(11)	16	(41)
Comprehensive earnings (loss)	27	2	56	(24)
Less comprehensive earnings (loss) attributable to the noncontrolling interests	26	3	52	(11)
Comprehensive earnings (loss) attributable to Liberty TripAdvisor Holdings, Inc. shareholders	$1	(1)	4	(13)

See accompanying notes to condensed combined financial statements.

LIBERTY TRIPADVISOR HOLDINGS, INC.

Condensed Combined Statements of Cash Flows

(unaudited)

	Six months
	ended
	June 30,
	2014	2013
	amounts in millions
Cash flows from operating activities:
Net earnings (loss)	$40	17
Adjustments to reconcile net earnings to net cash provided by operating activities
Depreciation and amortization	142	155
Stock-based compensation	34	30
Excess tax benefit from stock-based compensation	(14)	(3)
Deferred income tax expense (benefit)	(38)	(42)
Other noncash charges (credits), net	3	(1)
Changes in operating assets and liabilities
Current and other assets	(68)	(65)
Payables and other liabilities	158	29
Net cash provided (used) by operating activities	257	120
Cash flows from investing activities:
Capital expended for property and equipment	(42)	(27)
Cash paid for acquisitions, net of cash acquired	(152)	(31)
Purchases of short term investments and other marketable securities	(219)	(346)
Sales and maturities of short term investments and other marketable securities	404	145
Other investing activities, net	—	(4)
Net cash provided (used) by investing activities	(9)	(263)
Cash flows from financing activities:
Borrowings of debt	8	7
Repayments of debt	(23)	(37)
Borrowings on related party note payable, net	12	23
Payment of minimum withholding taxes on net share settlements of equity awards	(23)	(6)
Excess tax benefit from stock-based compensation	14	3
Shares issued by subsidiary	2	20
Shares repurchased by subsidiary	—	(34)
Other financing activities, net	(3)	—
Net cash provided (used) by financing activities	(13)	(24)
Net increase (decrease) in cash and cash equivalents	235	(167)
Cash and cash equivalents at beginning of period	354	369
Cash and cash equivalents at end of period	$589	202

See accompanying notes to condensed combined financial statements.

LIBERTY TRIPADVISOR HOLDINGS, INC.

Condensed Combined Statement of Equity

Six months ended June 30, 2014

(unaudited)

				Noncontrolling
		Accumulated		interest in
		other		equity of
	Parent’s	comprehensive	Retained	combined	Total
	investment	earnings	earnings	companies	equity
	amounts in millions
Balance at January 1, 2014	$226	—	982	4,373	5,581
Net earnings (loss)	—	—	1	39	40
Other comprehensive earnings (loss)	—	3	—	13	16
Stock compensation	8	—	—	29	37
Issuance of common stock upon exercise of stock options	2	—	—	—	2
Minimum withholding taxes on net share settlements of stock-based compensation	(23)	—	—	—	(23)
Excess tax benefits on stock-based compensation	3	—	—	11	14
Shares issued by subsidiary	(7)	—	—	7	—
Balance at June 30, 2014	$209	3	983	4,472	5,667

See accompanying notes to condensed combined financial statements.

LIBERTY TRIPADVISOR HOLDINGS, INC.

Notes to Condensed Combined

Financial Statements

(1) Basis of Presentation

During October 2013, the Board of Directors of Liberty Interactive Corporation and its subsidiaries (“Liberty”) authorized a plan to distribute to the stockholders of Liberty’s Liberty Ventures common stock shares of a wholly‑owned subsidiary, Liberty TripAdvisor Holdings (“TripCo” or the “Company” as discussed below) (the “Trip Spin‑Off”). TripCo holds the subsidiaries TripAdvisor, Inc. (“TripAdvisor”) and BuySeasons, Inc. which includes the retail businesses of BuyCostumes.com and Celebrate Express (“BuySeasons”), both of which operate as stand‑alone operating entities. Both TripAdvisor and BuySeasons have more revenue in the third quarter, based on a higher travel research period and the Halloween period, respectively, as compared to the other quarters of the year. The Trip Spin-Off was completed on August 27, 2014 and effected as a pro‑rata dividend of shares of TripCo to the stockholders of Series A and Series B Liberty Ventures common stock of Liberty. The Trip Spin‑Off is intended to be tax‑free.

These financial statements have been prepared on a combined basis and represent a combination of the historical financial information of TripAdvisor, an equity method affiliate from December 20, 2011 through December 11, 2012 and a combined company since December 11, 2012 and the historical financial information for BuySeasons.  The Trip Spin-Off will be accounted for at historical cost due to the pro rata nature of the distribution.

The accompanying (a) condensed combined balance sheet as of December 31, 2013, which has been derived from audited financial statements, and (b) the interim unaudited condensed combined financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and the instructions to Form 10‑Q and Article 10 of Regulation S‑X as promulgated by the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of the results for such periods have been included. The results of operations for any interim period are not necessarily indicative of results for the full year. These condensed combined financial statements should be read in conjunction with the combined financial statements and notes for the year ended December 31, 2013 as presented in Amendment No. 4 to the Company’s Registration Statement on Form S-1 filed on August 11, 2014.

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates. The Company considers (i) revenue recognition, (ii) recoverability of intangible assets and goodwill, (iii) recoverability and useful lives of long‑lived assets, (iv) accounting for income taxes and (v) stock‑based compensation to be its most significant estimates.

In May 2014, the FASB issued new accounting guidance on revenue from contracts with customers.  The new guidance requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. The updated guidance will replace most existing revenue recognition guidance in GAAP when it becomes effective and permits the use of either a retrospective or cumulative effect transition method. This guidance is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2016.  The Company has not yet selected a transition method and is currently evaluating the effect that the updated standard will have its financial statements and related disclosures.

Spin‑Off of TripCo from Liberty Interactive Corporation

Following the Trip Spin‑Off, Liberty and TripCo operate as separate, publicly traded companies, and neither has any stock ownership, beneficial or otherwise, in the other. In connection with the Trip Spin‑Off, TripCo entered into certain agreements, including the reorganization agreement, the services agreement, the facilities sharing agreement and the tax sharing agreement, with Liberty and/or Liberty Media Corporation (“Liberty Media”) (or certain of their subsidiaries) in order to govern certain of the ongoing relationships between the companies after the Trip Spin‑Off and to provide for an orderly transition.

The reorganization agreement provides for, among other things, the principal corporate transactions (including the internal restructuring) required to effect the Trip Spin‑Off, certain conditions to the Trip Spin‑Off and provisions governing the relationship between TripCo and Liberty with respect to and resulting from the Trip Spin‑Off. The tax sharing agreement provides for the allocation and indemnification of tax liabilities and benefits between Liberty and TripCo and other agreements related to tax matters. Pursuant to the services agreement, Liberty Media provides TripCo with general and administrative services including legal, tax, accounting, treasury and investor relations support. TripCo will reimburse Liberty Media for direct, out‑of‑pocket expenses incurred by Liberty Media in providing these services and TripCo will pay a services fee to Liberty Media under the services agreement that will be subject to adjustment semi‑annually. Liberty Media and TripCo will evaluate all charges for reasonableness semi‑annually and make adjustments to these charges. Under the facilities sharing agreement, TripCo will share office space with Liberty and Liberty Media and related amenities at Liberty’s corporate headquarters.

Acquisitions

During the six months ended June 30, 2014, TripAdvisor completed three acquisitions for total cash consideration of $152 million, net of cash acquired. The total cash consideration is subject to adjustment based on the finalization of working capital adjustments and amounts retained with payment subject to certain indemnification obligations by the respective sellers. TripAdvisor acquired Vacation Home Rentals, a U.S.-based vacation rental website featuring properties around the world; London-based Tripbod, a travel community that helps connect travelers to local experts to deliver travelers relevant recommendations for trip planning; and Lafourchette, a provider of an online and mobile reservations platform for restaurants in France, Spain and Switzerland. The initial purchase price allocation resulted in the following: $6 million in cash and other net assets, $66 million in amortizable intangible assets, $105 million in goodwill, and $17 million in net deferred tax liabilities. The purchase price allocation of these acquisitions are preliminary and subject to revision as more information becomes available and final valuations are available, but in any case will not be revised beyond 12 months after the acquisition date.

Additionally, on August 8, 2014, TripAdvisor completed the acquisition of Viator for approximately $200 million, primarily payable in cash. Viator provides a platform for researching and booking destination activities around the world.

(2) Stock-Based Compensation

Liberty Incentive Plans

The holder of an outstanding option to purchase shares of Liberty Ventures common stock on the record date (an “original Ventures option”) will receive an option to purchase shares of the corresponding series of our common stock (a “new TripCo option”) and an adjustment to the exercise price of and the number of shares subject to the original Ventures option (as so adjusted, “an adjusted Ventures option”). The exercise prices of and the number of shares subject to the new TripCo option and the related adjusted Ventures option will be determined based on the exercise price of and the number of shares subject to the original Ventures option, the pre‑Trip Spin‑Off trading price of Liberty Ventures common stock (determined using the volume weighted average price of Liberty Ventures common stock over the three consecutive trading days immediately preceding the Trip Spin‑Off) and the relative post‑Spin‑Off trading prices of Liberty Ventures common stock and TripCo common stock (determined using the volume weighted average price of the applicable series of common stock over the three consecutive trading days beginning on the first trading day following the Trip Spin‑Off on which both the Liberty Ventures common stock and the TripCo common stock trade in the “regular way” (meaning once the common stock trades using a standard settlement cycle)), such that the pre‑Trip Spin‑Off intrinsic value of the original Ventures option is allocated between the new TripCo option and the adjusted Ventures option.

Except as described above, all other terms of an adjusted Ventures option and a new TripCo option (including, for example, the vesting terms thereof) will in all material respects, be the same as those of the corresponding original Ventures option. The terms of the adjusted Ventures option will be determined and the new TripCo option will be issued as soon as practicable following the determination of the pre‑ and post‑ Trip Spin‑Off trading prices of Liberty Ventures and TripCo common stock, as applicable. Liberty has outstanding approximately 1.8 million Liberty Ventures Series A options, as adjusted for the Ventures 2 for 1 stock split, at June 30, 2014 with a weighted average exercise price of $28.88. Approximately 1.0 million were exercisable at June 30, 2014 with a weighted average exercise price of $28.15.

Included in the accompanying condensed combined statements of operations are the following amounts of stock‑based compensation, a portion of which relates to TripAdvisor as discussed below:

	Three months		Six months
	ended June 30,		ended June 30,
	2014	2013	2014	2013
	amounts in millions
Operating expense	$7	5	14	13
Selling, general and administrative expense	10	8	20	17
	$17	13	34	30

TripAdvisor Equity Grant Awards

During the six months ended June 30, 2014, TripAdvisor issued approximately 491 thousand of primarily service based stock options under their 2011 Incentive Plan with a weighted average price per option of $96.45 and a weighted average estimated grant‑date fair value per option of $47.25. As of June 30, 2014, TripAdvisor has 8.9 million options outstanding (at a weighted average exercise price of $43.79 per share) of which 4.0 million are exercisable (at a weighted average exercise price of $31.79 per share). TripAdvisor related stock‑based compensation for the six months ended June 30, 2014 was $34 million. As of June 30, 2014, the total unrecognized compensation cost related to unvested TripAdvisor stock options was approximately $99 million and will be recognized over a weighted average period of approximately 3.0 years.

Additionally, during the six months ended June 30, 2014, TripAdvisor granted 513 thousand service based RSUs under their 2011 Incentive Plan for which the fair value was measured based on the quoted price of TripAdvisor common stock at the date of grant. The weighted average grant date fair value for RSU’s granted during the six months ended June 30, 2014 was $96.00 per share. As of June 30, 2014, the total unrecognized compensation cost related to 1.3 million unvested TripAdvisor RSUs was approximately $57 million and will be recognized over a weighted average period of approximately 3.2 years.

(3) Pro Forma Earnings per Share

Unaudited pro forma earnings (loss) per common share for all periods presented is computed by dividing net earnings (loss) for the respective period by 73,685,924 common shares, which is the aggregate number of shares of Series A and Series B common stock issued upon completion of the Trip Spin‑Off on August 27, 2014.

(4) Assets and Liabilities Measured at Fair Value

For assets and liabilities required to be reported at fair value, GAAP provides a hierarchy that prioritizes inputs to valuation techniques used to measure fair value into three broad levels. Level 1 inputs are quoted market prices in active markets for identical assets or liabilities that the reporting entity has the ability to access at the measurement date. Level 2 inputs are inputs, other than quoted market prices included within Level 1, that are observable for the asset or liability, either directly or indirectly. Level 3 inputs are unobservable inputs for the asset or liability. The Company does not have any recurring assets or liabilities measured at fair value that would be considered Level 3.

The Company’s assets and liabilities measured at fair value are as follows:

	June 30, 2014			December 31, 2013
		Quoted prices	Significant		Quoted prices	Significant
		in active	other		in active	other
		markets for	observable		markets for	observable
		identical assets	inputs		identical assets	inputs
Description	Total	(Level 1)	(Level 2)	Total	(Level 1)	(Level 2)
	amounts in millions
Cash equivalents	$188	188	—	156	156	—
Marketable securities	$51	—	51	131	—	131
Available-for-sale securities	$83	—	83	188	—	188

The fair value of Level 2 marketable securities and available‑for‑sale securities were obtained from pricing sources for identical or comparable instruments, rather than direct observations of quoted prices in active markets.

Other Financial Instruments

Other financial instruments not measured at fair value on a recurring basis include trade receivables, related party receivables, trade payables, accrued and other current liabilities. The carrying amount approximates fair value due to the short maturity of these instruments as reported on our condensed combined balance sheets.

(5) Debt

Outstanding debt at June 30, 2014 and December 31, 2013 is summarized as follows:

	June 30,	December 31,
	2014	2013
	amounts in millions
TripAdvisor term loan and revolving credit facility	$320	340
Chinese credit facilities	33	29
Total consolidated TripCo debt	$353	369
Less debt classified as current	(73)	(69)
Total long-term debt	$280	300

TripAdvisor Term Loan Facility Due 2016 and Revolving Credit Facility

On December 20, 2011, TripAdvisor entered into a Credit Agreement, which provides $600 million of borrowing including:

•	a Term Loan Facility, or Term Loan, in an aggregate principal amount of $400 million with a term of five years due December 2016; and
•	a Revolving Credit Facility in an aggregate principal amount of $200 million available in U.S. dollars, Euros and British pound sterling with a term of five years expiring December 2016.

As of June 30, 2014, the Term Loan and loans under the Revolving Credit Facility bear interest at LIBOR plus 150 basis points, or the Eurocurrency Spread, or the alternate base rate  (“ABR”) plus 50 basis points, and undrawn amounts are currently subject to a commitment fee of 22.5 basis points.

As of June 30, 2014, TripAdvisor used a one‑month interest period Eurocurrency Spread which is approximately 1.7% per annum. Interest is payable on a monthly basis while TripAdvisor is borrowing under the one‑month interest rate period. The current interest rates are based on current assumptions, leverage and LIBOR rates and do not take into account that rates will reset periodically.

The Term Loan principal is currently payable in quarterly installments on the last day of each calendar quarter equal to 2.5% of the original principal amount, with the balance due on the final maturity date. Principal payments aggregating $20 million were made during the six months ended June 30, 2014.

The Revolving Credit Facility includes $40 million of borrowing capacity available for letters of credit and $40 million for borrowings on same‑day notice. As of June 30, 2014, there were no outstanding borrowings under the TripAdvisor Revolving Credit Facility.

As of June 30, 2014, TripAdvisor was in compliance with all of its debt covenants.

BuySeasons debt

See note 6 for a discussion regarding the significant items related to BuySeasons debt obligations.

Fair Value

Due to the variable rate nature, TripCo believes that the carrying amount of its debt approximated fair value at June 30, 2014 and December 31, 2013.

TripCo debt

On August 21, 2014 TripCo, through a wholly owned subsidiary, entered into two separate margin loan arrangements for a total of $400 million with a term of three years.  Interest on the margin loan will accrue at a rate of 3.65% plus LIBOR for six months and 3.25% thereafter to be paid in kind or cash at the election of TripCo.

(6) Related Party Transactions

Expedia

TripAdvisor provides click-based advertising and other advertising services to Expedia (TripAdvisor’s former parent) and is recorded at contract value, which TripAdvisor believes is a reasonable reflection of the value of the services provided. Expedia-related revenue represented approximately 21% and 24% of TripAdvisor’s total revenue for the six months ended June 30, 2014 and 2013, respectively. The net Expedia-related receivable balance included in trade receivables in the combined condensed balance sheets as of June 30, 2014 and December 31, 2013 was $38 million and $16 million, respectively.

Following the spin-off of TripAdvisor from Expedia, as a result of the irrevocable proxy of Liberty, Mr. Diller was effectively able to control the outcome of all matters submitted to a vote or for the consent of TripAdvisor’s stockholders (other than with respect to the election by the holders of TripAdvisor common stock of 25% of the members of TripAdvisor’s Board of Directors and matters as to which Delaware law requires a separate class vote). Additionally, Mr. Diller was the Chairman and Senior Executive of Expedia, and through similar arrangements between Mr. Diller and Liberty, Mr. Diller was effectively able to control the outcome of all matters submitted to a vote or for the consent of Expedia’s stockholders (other than with respect to the election by the holders of Expedia common stock of 25% of the members of Expedia’s Board of Directors and matters as to which Delaware law requires a separate class vote). As a result, from the completion of the spin-off of TripAdvisor from Expedia until December 11, 2012, TripAdvisor and Expedia were related parties since they were under common control. On December 11, 2012, as a result of the transaction with Liberty to acquire an aggregate of 4,799,848 shares of common stock of TripAdvisor from Mr. Diller, Expedia and TripAdvisor are no longer under common control. Upon effectiveness of the Trip Spin-Off, Expedia is no longer an affiliated entity of TripCo. Because of Liberty’s ownership interest in Expedia, disclosure of the relationship was deemed appropriate until the time of the spin-off.

BuySeasons

During the six months ended June 30, 2014, the promissory note agreement between Liberty and BuySeasons, as borrower, was amended to increase the total borrowing capacity from $30 million to $50 million. As of June 30, 2014, BuySeasons had outstanding approximately $42 million of borrowings in accordance with a loan agreement with Liberty. The interest rate on this loan was  6.25%. During August 2014, prior to completion of the Trip Spin-Off, Liberty contributed the amount outstanding pursuant to the BuySeasons note to the capital of BuySeasons.

(7) Commitments and Contingencies

Leases

On June 20, 2013, TripAdvisor entered into an additional lease to move its headquarters to Needham, Massachusetts in 2015. TripAdvisor is the deemed owner (for accounting purposes only) of the new building during the construction period under build to suit lease accounting. As building construction began in the fourth quarter of 2013, we recorded estimated project construction costs incurred by the landlord as an asset and a corresponding long term liability in “Property and equipment, at cost” and “Other liabilities,” respectively, in our condensed combined balance sheets. The asset and corresponding long term liability will increase as additional building costs are incurred by the landlord during the construction period. At the completion of construction of the new building (estimated to be May 2015), the lease will be evaluated to determine whether or not it meets the criteria for “sale‑leaseback” treatment. From the beginning of construction through June 30, 2014 approximately $36 million of these non-cash costs have been capitalized.

Litigation

In the ordinary course of business, the Company and its subsidiaries are parties to legal proceedings and claims involving alleged infringement of third‑party intellectual property rights, defamation, and other claims. Although it is reasonably possible that the Company may incur losses upon conclusion of such matters, an estimate of any loss or range of loss cannot be made. In the opinion of management, it is expected that amounts, if any, which may be required to satisfy such contingencies will not be material in relation to the accompanying condensed combined financial statements.

(8) Segment Information

TripCo, through its ownership interests in subsidiaries and other companies, is primarily engaged in the on‑line commerce industries. TripCo identifies its reportable segments as (A) those combined companies that represent 10% or more of its combined annual revenue, annual Adjusted OIBDA or total assets and (B) those equity method affiliates whose share of earnings represent 10% or more of TripCo’s annual pre‑tax earnings.

TripCo evaluates performance and makes decisions about allocating resources to its operating segments based on financial measures such as revenue, Adjusted OIBDA, gross margin, average sales price per unit, number of units shipped and revenue or sales per customer equivalent. In addition, TripCo reviews nonfinancial measures such as unique website visitors, conversion rates and active customers, as appropriate.

TripCo defines Adjusted OIBDA as revenue less cost of sales, operating expenses, and selling, general and administrative expenses (excluding stock‑based compensation). TripCo believes this measure is an important indicator of the operational strength and performance of its businesses, including each business’s ability to service debt and fund capital expenditures. In addition, this measure allows management to view operating results and perform analytical comparisons and benchmarking between businesses and identify strategies to improve performance. This measure of performance excludes depreciation and amortization, stock‑based compensation, separately reported litigation settlements and restructuring and impairment charges that are included in the measurement of operating income pursuant to GAAP. Accordingly, Adjusted OIBDA should be considered in addition to, but not as a substitute for, operating income, net income, cash flow provided by operating activities and other measures of financial performance prepared in accordance with GAAP. TripCo generally accounts for intersegment sales and transfers as if the sales or transfers were to third parties, that is, at current prices.

For the six months ended June 30, 2014, TripCo has identified the following combined company as its reportable segment:

•	TripAdvisor, Inc.—an online travel research company, empowering users to plan and maximize their travel experience.

TripCo’s operating segments are strategic business units that offer different products and services. They are managed separately because each segment requires different technologies, distribution channels and marketing strategies. The accounting policies of the segments that are also combined companies are the same as those described in the Company’s summary of significant accounting policies included in the financial statements for the years ended December 31, 2013, 2012 and 2011.

Performance Measures

	Three months ended June 30,
	2014		2013
		Adjusted		Adjusted
	Revenue	OIBDA	Revenue	OIBDA
	amounts in millions
TripAdvisor	$323	129	247	113
Corporate and other	12	(9)	16	(5)
Combined TripCo	$335	120	263	108

	Six months ended June 30,
	2014		2013
		Adjusted		Adjusted
	Revenue	OIBDA	Revenue	OIBDA
	amounts in millions
TripAdvisor	$604	251	477	222
Corporate and other	25	(15)	33	(12)
Combined TripCo	$629	236	510	210

Other Information

	June 30, 2014
	Total	Capital
	Assets	expenditures
	amounts in millions
TripAdvisor	$7,321	42
Corporate and other	34	—
Combined TripCo	$7,355	42

The following table provides a reconciliation of segment Adjusted OIBDA to earnings (loss) before income taxes:

	Three months		Six months
	ended June 30,		ended June 30,
	2014	2013	2014	2013
	amounts in millions
Combined segment Adjusted OIBDA	$120	108	236	210
Stock-based compensation	(17)	(13)	(34)	(30)
Depreciation and amortization	(72)	(78)	(142)	(155)
Interest expense	(3)	(3)	(5)	(6)
Other, net	—	(2)	—	(3)
Earnings (loss) before income taxes	$28	12	55	16

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Certain statements in this Quarterly Report on Form 10-Q constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, including statements regarding our business, product and marketing strategies; new service offerings; the recoverability of our goodwill and other long-lived assets; our projected sources and uses of cash; and the anticipated non-material impact of certain contingent liabilities related to legal and tax proceedings and other matters arising in the ordinary course of business. Where, in any forward-looking statement, we express an expectation or belief as to future results or events, such expectation or belief is expressed in good faith and believed to have a reasonable basis, but there can be no assurance that the expectation or belief will result or be achieved or accomplished. The following include some but not all of the factors that could cause actual results or events to differ materially from those anticipated:

•	customer demand for products and services and the ability of our company and our subsidiaries to adapt to changes in demand;
•	competitor responses to products and services;
•	the levels and quality of online traffic to our businesses’ websites and the ability of our subsidiaries to convert visitors into consumers or contributors;
•	the expansion of social integration and member acquisition efforts with social media by our subsidiaries;
•	the impact of changes in search engine algorithms and dynamics or search engine disintermediation;
•	uncertainties inherent in the development and integration of new business lines and business strategies;
•	our future financial performance, including availability, terms and deployment of capital;
•	our ability to successfully integrate and recognize anticipated efficiencies and benefits from the businesses we acquire;
•	the ability of suppliers and vendors to deliver products, equipment, software and services;
•	availability of qualified personnel;
•	changes in, or failure or inability to comply with, government regulations, including, without limitation, regulations of the FCC and adverse outcomes from regulatory proceedings;
•	changes in the business models of our subsidiaries;
•	changes in the nature of key strategic relationships with partners, vendors and joint venturers;
•	general economic and business conditions and industry trends including the current economic downturn and those which result in declines or disruptions in the travel industry;
•	consumer spending levels, including the availability and amount of individual consumer debt;
•	costs related to the maintenance and enhancement of brand awareness by our subsidiaries;
•	advertising spending levels;
•	rapid technological changes;
•

our failure, and the failure of our subsidiaries, to protect the security of personal information about customers, subjecting each of us to potentially costly government enforcement actions or private litigation and reputational damage;

•	the regulatory and competitive environment of the industries in which our subsidiaries operate; and
•	fluctuations in foreign currency exchange rates and political unrest in international markets.

For additional risk factors, please see Amendment No. 4 to the Registration Statement on Form S-1 (File No. 333-1957057) filed on August 11, 2014. These forward-looking statements and such risks, uncertainties and other factors speak only as of the date of this Quarterly Report, and we expressly disclaim any obligation or undertaking to disseminate any updates or revisions to any forward-looking statement contained herein, to reflect any change in our expectations with regard thereto, or any other change in events, conditions or circumstances on which any such statement is based.

The following discussion and analysis provides information concerning our results of operations and financial condition. This discussion should be read in conjunction with our accompanying combined financial statements and the notes thereto.

Overview

During October 2013, the Board of Directors of Liberty Interactive Corporation and its subsidiaries (“Liberty”) authorized a plan to distribute to the stockholders of Liberty’s Liberty Ventures common stock shares of a wholly‑owned subsidiary Liberty TripAdvisor Holdings, Inc. (“TripCo” as discussed below) which holds the subsidiaries TripAdvisor, Inc. (“TripAdvisor”) and BuySeasons, Inc. which includes the retail businesses BuyCostumes.com and Celebrate Express (“BuySeasons”) (the “Trip Spin‑Off”). The transaction was completed on August 27, 2014 and was effected as a pro‑rata dividend of shares of TripCo to the stockholders of Series A and Series B Liberty Ventures common stock of Liberty. The Trip Spin‑Off was intended to be tax‑free and is expected to be accounted for at historical cost due to the pro rata nature of the distribution to shareholders of Liberty Ventures common stock.

The financial information represents a combination of the historical results of TripAdvisor and BuySeasons. These financial statements refer to the combination of TripAdvisor and BuySeasons as “TripCo,” “the Company,” “us,” “we” and “our” in the notes to the combined financial statements. All significant intercompany accounts and transactions have been eliminated in the condensed combined financial statements.

Our “Corporate and Other” category includes our interest in BuySeasons and corporate expenses.

Results of Operations—Combined—June 30, 2014 and 2013

General.  We provide in the tables below information regarding our Combined Operating Results and Other Income and Expense, as well as information regarding the contribution to those items from our principal reportable segment. The “corporate and other” category consists of those assets or businesses which we do not disclose separately. For a more detailed discussion and analysis of the financial results of the principal reporting segment, see “Results of Operations—Businesses” below.

Operating Results

	Three months		Six months
	ended		ended
	June 30,		June 30,
	2014	2013	2014	2013
	amounts in millions
Revenue
TripAdvisor	$323	247	604	477
Corporate and other	12	16	25	33
Combined TripCo	$335	263	629	510
Adjusted OIBDA
TripAdvisor	$129	113	251	222
Corporate and other	(9)	(5)	(15)	(12)
Combined TripCo	$120	108	236	210
Operating Income (Loss)
TripAdvisor	$39	22	75	37
Corporate and other	(8)	(5)	(15)	(12)
Combined TripCo	$31	17	60	25

Revenue.  Our combined revenue increased approximately $72 million and $119 million during the three and six months ended June 30, 2014, respectively, as compared to the corresponding periods in the prior year. The increase was due to revenue growth at TripAdvisor offset slightly by a $4 million and an $8 million decrease in revenue at BuySeasons for the three and six months ended June 30, 2014, respectively, as compared to the corresponding prior year periods. The decrease in revenue for BuySeasons in 2014, as compared to 2013, was due to a combination of (i) 9% fewer site visits and slightly lower conversion rates which resulted in 26% fewer orders and (ii) a 5% decrease in average order value during the current year. See “Results of Operations—TripAdvisor” below for a more complete discussion of the results of operations of TripAdvisor.

Adjusted OIBDA.  We define Adjusted OIBDA as revenue less cost of sales, operating expenses and selling, general and administrative (“SG&A”) expenses (excluding stock compensation). Our chief operating decision maker and management team use this measure of performance in conjunction with other measures to evaluate our businesses and make decisions about allocating resources among our businesses. We believe this is an important indicator of the operational strength and performance of our businesses, including each business’s ability to service debt and fund capital expenditures. In addition, this measure allows us to view operating results, perform analytical comparisons and benchmarking between businesses and identify strategies to improve performance. This measure of performance excludes such costs as depreciation and amortization, stock‑based compensation and restructuring and impairment charges that are included in the measurement of operating income pursuant to GAAP. Accordingly, Adjusted OIBDA should be considered in addition to, but not as a substitute for, operating income, net income, cash flow provided by operating activities and other measures of financial performance prepared in accordance with GAAP. See note 8 to the accompanying June 30, 2014 condensed combined financial statements for a reconciliation of Adjusted OIBDA to earnings (loss) before income taxes.

Combined Adjusted OIBDA increased approximately $12 million and $26 million during the three and six months ended June 30, 2014, respectively, as compared to the corresponding periods in the prior year. The increase was due to the increased operating results of TripAdvisor, partially offset by an increase in Adjusted OIBDA loss at

BuySeasons and corporate and other. Adjusted OIBDA loss at BuySeasons and corporate and other increased by $4 million and $3 million for the three and six months ended June 30, 2014, respectively, as compared to the corresponding periods in the prior year. The Adjusted OIBDA loss for BuySeasons in 2014 was the net result of lower revenue, as discussed above, partially offset by a slight improvement in profit margin and lower operating expenses during 2014. Such decreases in expenses reflect certain operational efficiencies that resulted from BuySeasons’ cost containment initiatives. See “Results of Operations—TripAdvisor” below for a more complete discussion of the results of operations of TripAdvisor.

In connection with the Trip Spin‑Off, among other matters, we entered into a services agreement and a facilities sharing agreement with Liberty Media. Pursuant to the services agreement, we will pay Liberty Media for certain specified services related to our being a public company including insurance administration and risk management services, legal, investor relations, tax, accounting and internal audit services. Combined fees paid under the services agreement and the facilities agreement is not expected to exceed $4 million annually.

Operating Income (Loss).  Our combined operating income increased approximately $14 million and $35 million for the three and six months ended June 30, 2014,  respectively, as compared to the corresponding periods in the prior year. The change in operating income from 2013 was primarily due to the increased operating results of TripAdvisor and lower amortization expense of intangibles related to the assets recognized in connection with the combination of TripAdvisor as the amortization is slightly accelerated due to the estimated usage of such assets. See “Results of Operations—TripAdvisor” below for a more complete discussion of the results of operations of TripAdvisor.

Other Income and Expense

Components of Other Income (Expense) are presented in the table below.

	Three months ended		Six months ended
	June 30,		June 30,
	2014	2013	2014	2013
	amounts in millions
Interest expense (including related party)
TripAdvisor	$(2)	(2)	(4)	(5)
Corporate and other	(1)	(1)	(1)	(1)
Combined TripCo	$(3)	(3)	(5)	(6)
Other, net
TripAdvisor	$—	(2)	—	(3)
Corporate and other	—	—	—	—
Combined TripCo	$—	(2)	—	(3)

Interest expense.  Interest expense was relatively flat as the total debt balance did not change significantly as compared to the prior periods.

Other, net.    Other, net improved $2 million and $3 million for the three and six months ended June 30, 2014, respectively, as compared to the corresponding prior year periods. The primary components of other, net are the income and interest earned on marketable securities and net foreign exchange gains and losses. Foreign exchange rates improved during the current year, and the yield on marketable securities improved slightly period over period.

Income taxes.    We had income tax expense of $11 million and a benefit of $1 million for the three months ended June 30, 2014 and 2013, respectively. We had income tax expense of $15 million and a benefit of $1 million for the six months ended June 30, 2014 and 2013, respectively. The effective rate for these periods was lower than the U.S. federal tax rate of 35% due primarily to earnings in foreign jurisdictions being taxed at rates lower than the U.S. federal tax rate.

Net earnings.  We had net earnings of $17 million and $13 million for the three months ended June 30, 2014 and 2013, respectively, and net earnings of $40 million and $17 million for the six months ended June 30, 2014 and

2013, respectively. The change in net earnings was the result of the above described fluctuations in our revenue and expenses.

Liquidity and Capital Resources

As of June 30, 2014 substantially all of our cash and cash equivalents are invested in U.S. Treasury securities, other government securities or government guaranteed funds, AAA rated money market funds and other highly rated financial and corporate debt instruments.

The following are potential sources of liquidity: available cash balances, proceeds from asset sales, monetization of our investments, outstanding or anticipated debt facilities, debt and equity issuances, and dividend and interest receipts.

As of June 30, 2014 TripCo had a cash balance of $589 million. Approximately $587 million of the cash balance, at June 30, 2014, is held at TripAdvisor. Although TripCo has a 57% voting interest in TripAdvisor, TripAdvisor is a separate public company with a significant non‑controlling interest, as TripCo has only a 22% economic interest in TripAdvisor. Even though TripCo controls TripAdvisor through its voting interest and board representation, decision making with respect to using TripAdvisor’s cash balances must consider TripAdvisor’s minority holders. Accordingly, any potential distributions of cash from TripAdvisor to TripCo would generally be on a pro rata basis based on economic ownership interests. Approximately $300 million of the TripAdvisor cash balance is held by foreign subsidiaries of TripAdvisor which is generally accessible but certain tax consequences may reduce the net amount of cash TripAdvisor is able to utilize for domestic purposes. TripCo has approximately $50 million in corporate cash at the date of the Trip Spin‑Off following the drawdown of $400 million in Margin Loans and distribution to Liberty of $350 million.

	Six months
	ended
	June 30,
	2014	2013
	amounts in millions
Cash flow information
Net cash provided (used) by operating activities	$257	120
Net cash provided (used) by investing activities	$(9)	(263)
Net cash provided (used) by financing activities	$(13)	(24)

During the six months ended June 30, 2014, TripCo’s primary use of cash was approximately $185 million of net sales of short‑term and long‑term marketable securities and $152 million paid by TripAdvisor for three separate acquisitions, net of cash acquired, to acquire certain international and domestic businesses that operate in complimentary spaces to TripAdvisor. The international acquisitions allow TripAdvisor to reinvest foreign cash in an efficient manner. This use of cash was funded primarily with cash from operations and cash on hand. Uses of cash in the prior period were primarily related to the investment in certain short‑term and long‑term marketable securities.

The projected use of TripCo’s corporate cash will be to primarily fund any operational cash deficits at BuySeasons and to pay a fee (not expected to exceed $4 million annually) to Liberty Media for providing certain services pursuant to the services agreement and facilities sharing agreement. We anticipate TripCo’s initial corporate cash balance, at the date of the Trip Spin-Off, will be sufficient to maintain operations for approximately five years. The debt service costs of the Margin Loans described above are paid in kind and become outstanding principal. At the maturity of the Margin Loans, a number of options are available to satisfy the loan as discussed above in potential sources of liquidity. The TripAdvisor projected use of cash, incremental to increased operational investment in the business, will primarily be payment of long term debt obligations and other financial commitments, the continued repurchases of TripAdvisor common stock under their approved share buyback program and investment in new or existing businesses.  Subsequent to quarter end TripAdvisor made additional acquisitions of approximately $200 million.

Results of Operations—TripAdvisor

TripAdvisor, Inc.  Our economic ownership interest in TripAdvisor is 22% and TripCo’s results include the consolidated results of TripAdvisor and the elimination of approximately 78% of TripAdvisor’s net income (loss), including purchase accounting adjustments, through the noncontrolling interest line item in the condensed combined statement of operations. TripAdvisor is a separate publicly traded company and additional information about TripAdvisor can be obtained through its website and its public filings. We believe a discussion of TripAdvisor’s stand alone results promotes a better understanding of overall results of their business. TripAdvisor’s revenue, Adjusted OIBDA and operating income on a standalone basis for the three and six months ended June 30, 2014 and 2013 were as follows (see tables below for a reconciliation of TripAdvisor’s standalone results to those amounts reported by TripCo):

	Three months		Six months
	ended		ended
	June 30,		June 30,
	2014	2013	2014	2013
	amounts in millions
Revenue
Click-based advertising	$235	183	442	362
Display-based advertising	37	31	69	56
Subscription, transaction and other	51	33	93	59
Total revenue	323	247	604	477
Operating Expense	44	33	84	59
SG&A	150	101	269	196
Adjusted OIBDA	129	113	251	222
Stock-based compensation	15	10	29	24
Depreciation and amortization	14	9	26	16
Operating income (loss) as reported by TripAdvisor	$100	94	196	182

Revenue

Revenue increased $76 million and $127 million during the three and six months ended June 30, 2014, respectively, when compared to the corresponding periods in 2013, primarily due to an increase in click‑based advertising revenue of $52 million and $80 million, respectively. The primary driver of the increase in click‑based advertising revenue was an increase in hotel shoppers of 17% and 14%, respectively, which refers to users who view a listing of hotels in a city or visitors who view a specific hotel page as tracked by TripAdvisor, and an increase in revenue per hotel shopper of 11% and 8% for the three and six months ended June 30, 2014. Display‑based advertising increased by $6 million and $13 million during the three and six months ended June 30, 2014, respectively, primarily as a result of an 11% and 19% increase in the number of impressions sold, due to increased sales productivity, and an increase in pricing by 4% and 2%, respectively, coupled with worldwide growth particularly in emerging markets when compared to the same periods in 2013. Subscription, transaction and other revenue increased by $18 million and $34 million during the three and six months ended June 30, 2014,  respectively, primarily due to growth in TripAdvisor’s Business Listings and Vacation Rentals products.

Adjusted OIBDA

Operating expense

The most significant driver of operating expense is technology and content costs which increased $9 million and $18 million during the three and six months ended June 30, 2014, respectively, when compared to the same periods in 2013. The increase was primarily due to increased personnel costs from increased headcount to support business growth, including international expansion, enhanced site features, as well as additional personnel costs related to employees acquired through recent business acquisitions.

Selling, general and administrative

Direct sales and marketing costs increased $37 million and $50 million during the three and six months ended June 30, 2014 when compared to the same period in 2013, primarily due to increased search engine marketing costs, other traffic acquisition costs and offline advertising costs, partially offset by a decrease in spending in social media. The primary driver of the increase in offline advertising costs is related to a new television campaign that was launched in May 2014 for which TripAdvisor spent $10 million and $11 million during the three and six months ended June 30, 2014, respectively. Personnel and overhead costs increased $7 million and $16 million during the three and six months ended June 30, 2014, respectively, when compared to the same periods in 2013, primarily due to an increase in headcount to support business growth, including international expansion, and employees acquired through recent business acquisitions as well as increased stock-based compensation costs.

General and administrative costs increased $7 million and $10 million during the three and six months ended June 30, 2014,  respectively, when compared to the same periods in 2013. This increase is primarily due to increased personnel costs and office rental costs as a result of an increase in headcount to support business operations.

Operating Income (Loss)

Operating income, on a standalone basis, was impacted by the above Adjusted OIBDA explanations, offset slightly by an increase in the amortization of capitalized web development costs, and, to a lesser extent, amortization of intangible assets acquired from recent TripAdvisor acquisitions.

The following is a reconciliation of the results as reported by TripAdvisor, used for comparison purposes as discussed above, for a greater understanding of the standalone operations of TripAdvisor, to the results reported by TripCo (amounts in millions):

	Three months ended June 30, 2014			Six months ended June 30, 2014
		Purchase			Purchase
	As Reported by	Accounting	As Reported by	As Reported by	Accounting	As Reported by
	TripAdvisor	Adjustments	TripCo	TripAdvisor	Adjustments	TripCo
Revenue	$323	—	323	604	—	604
Operating Expense	44	—	44	84	—	84
SG&A	150	—	150	269	—	269
Adjusted OIBDA	129	—	129	251	—	251
Stock-based compensation	15	2	17	29	5	34
Depreciation and amortization	14	59	73	26	116	142
Operating income (loss)	$100	(61)	39	196	(121)	75

	Three months ended June 30, 2013			Six months ended June 30, 2013
		Purchase			Purchase
	As Reported by	Accounting	As Reported by	As Reported by	Accounting	As Reported by
	TripAdvisor	Adjustments	TripCo	TripAdvisor	Adjustments	TripCo
Revenue	$247	—	247	477	—	477
Operating Expense	33	—	33	59	—	59
SG&A	101	—	101	196	—	196
Adjusted OIBDA	113	—	113	222	—	222
Stock-based compensation	10	3	13	24	6	30
Depreciation and amortization	9	69	78	16	139	155
Operating income (loss)	$94	(72)	22	182	(145)	37

Item 3. Quantitative and Qualitative Disclosures about Market Risk

We are exposed to market risk in the normal course of business due to our ongoing investing and financial activities and the conduct of operations by our subsidiaries in different foreign countries. Market risk refers to the risk of loss arising from adverse changes in stock prices, interest rates and foreign currency exchange rates. The risk of loss can be assessed from the perspective of adverse changes in fair values, cash flows and future earnings. We have established policies, procedures and internal processes governing our management of market risks and the use of financial instruments to manage our exposure to such risks.

We are exposed to changes in interest rates primarily as a result of our borrowings used to maintain liquidity and to fund business operations. The nature and amount of our long‑term and short‑term debt are expected to vary as a result of future requirements, market conditions and other factors. We plan to manage our overall exposure to interest rates by maintaining what we believe is an appropriate mix of fixed and variable rate debt. We believe this will protect us from interest rate risk. We will achieve this mix by (i) issuing fixed rate debt that we believe has a low stated interest rate and significant term to maturity and (ii) issuing variable rate debt with appropriate maturities and interest rates. As of June 30, 2014, our debt is comprised of the following amounts of variable rate debt:

	Variable rate debt		Fixed rate debt
	Principal	Weighted avg	Principal	Weighted avg
	amount	interest rate	Amount	interest rate
(amount in millions)
TripAdvisor	$353	2%	—	N/A

TripCo is exposed to foreign exchange rate fluctuations related primarily to the monetary assets and liabilities and the financial results of TripAdvisor’s foreign subsidiaries. Assets and liabilities of foreign subsidiaries for which the functional currency is the local currency are translated into U.S. dollars at period‑end exchange rates, and the statements of operations are translated at the average exchange rate for the period. Exchange rate fluctuations on translating foreign currency financial statements into U.S. dollars that result in unrealized gains or losses are referred to as translation adjustments. Cumulative translation adjustments are recorded in accumulated other comprehensive earnings (loss) as a separate component of parent’s equity. Transactions denominated in currencies other than the functional currency are recorded based on exchange rates at the time such transactions arise. Subsequent changes in exchange rates result in transaction gains and losses, which are reflected in income as unrealized (based on period‑end translations) or realized upon settlement of the transactions. Cash flows from our operations in foreign countries are translated at the average rate for the period. Accordingly, TripCo may experience economic loss and a negative impact on earnings and equity with respect to our holdings solely as a result of foreign currency exchange rate fluctuations.

Item 4. Controls and Procedures.

In accordance with Rules 13a-15 and 15d-15 under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), the Company carried out an evaluation, under the supervision and with the participation of management, including its chief executive officer and its principal accounting and financial officer (the "Executives"), of the effectiveness of its disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, the Executives concluded that the Company's disclosure controls and procedures were effective as of June 30, 2014 to provide reasonable assurance that information required to be disclosed in its reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms.

There has been no change in the Company's internal control over financial reporting that occurred during the three months ended June 30, 2014 that has materially affected, or is reasonably likely to materially affect, its internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1.  Legal Proceedings

None.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 6. Exhibits

(a)	Exhibits

Listed below are the exhibits which are filed as a part of this Report (according to the number assigned to them in Item 601 of Regulation S-K):

31.1	Rule 13a-14(a)/15d-14(a) Certification*
31.2	Rule 13a-14(a)/15d-14(a) Certification*
32	Section 1350 Certification**
101.INS	XBRL Instance Document*
101.SCH	XBRL Taxonomy Extension Schema Document*
101.CAL	XBRL Taxonomy Calculation Linkbase Document*
101.LAB	XBRL Taxonomy Label Linkbase Document*
101.PRE	XBRL Taxonomy Presentation Linkbase Document*
101.DEF	XBRL Taxonomy Definition Document*

*    Filed herewith

**  Furnished herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LIBERTY INTERACTIVE CORPORATION
Date: September 24, 2014	By:	/s/ GREGORY B. MAFFEI
Gregory B. Maffei President and Chief Executive Officer
Date: September 24, 2014	By:	/s/ CHRISTOPHER W. SHEAN
Christopher W. Shean Senior Vice President and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

EXHIBIT INDEX

Listed below are the exhibits which are filed as a part of this Report (according to the number assigned to them in Item 601 of Regulation S-K):

31.1	Rule 13a-14(a)/15d-14(a) Certification*
31.2	Rule 13a-14(a)/15d-14(a) Certification*
32	Section 1350 Certification**
101.INS	XBRL Instance Document*
101.SCH	XBRL Taxonomy Extension Schema Document*
101.CAL	XBRL Taxonomy Calculation Linkbase Document*
101.LAB	XBRL Taxonomy Label Linkbase Document*
101.PRE	XBRL Taxonomy Presentation Linkbase Document*
101.DEF	XBRL Taxonomy Definition Document*

*    Filed herewith

**  Furnished herewith