Form 10-Q
period 2014-09-30
Liberty TripAdvisor Holdings, Inc.
filed 2014-11-12
CIK 1606745

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2014

OR

☐    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                             to

Commission File Number 001-36603

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes ☒   No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒   No ☐

 Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non‑accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b‑2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐	Non‑accelerated filer ☒ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the Registrant is a shell company as defined in Rule 12b-2 of the Exchange Act. Yes     No ☒

The number of outstanding shares of Liberty TripAdvisor Holdings, Inc. common stock as of October 31, 2014 was:

	Series A	Series B
Liberty TripAdvisor Holdings, Inc. common stock	70,799,533	2,885,370

LIBERTY TRIPADVISOR HOLDINGS, INC.

Condensed Consolidated Balance Sheets

(unaudited)

	September 30,	December 31,
	2014	2013
	amounts in millions
Assets
Current assets:
Cash and cash equivalents	$543	354
Trade and other receivables, net of allowance for doubtful accounts of $6 million and $4 million, respectively	184	122
Inventory, net	25	12
Short term marketable securities (note 4)	85	131
Deferred income tax assets	6	6
Other current assets	23	18
Total current assets	866	643
Investments in available-for-sale securities (note 4)	38	188
Property and equipment, at cost	147	55
Accumulated depreciation	(33)	(16)
	114	39
Intangible assets not subject to amortization:
Goodwill	3,686	3,460
Trademarks	1,829	1,832
	5,515	5,292
Intangible assets subject to amortization, net	887	908
Other assets, at cost, net of accumulated amortization	39	19
Total assets	$7,459	7,089

          (continued)

See accompanying notes to condensed consolidated financial statements.

LIBERTY TRIPADVISOR HOLDINGS, INC.

Condensed Consolidated Balance Sheets (Continued)

(unaudited)

	September 30,	December 31,
	2014	2013
	amounts in millions
Liabilities and Equity
Current liabilities:
Accounts payable	$154	42
Accrued liabilities	142	94
Related party notes payable (note 6)	—	30
Current portion of debt (note 5)	76	69
Deferred revenue	62	47
Other current liabilities	2	29
Total current liabilities	436	311
Long-term debt (note 5)	670	300
Deferred income tax liabilities	835	853
Other liabilities	133	44
Total liabilities	2,074	1,508
Equity:
Series A common stock, $.01 par value. Authorized shares 200,000,000; issued and outstanding 70,799,160 at September 30, 2014.	1	—
Series B common stock, $.01 par value. Authorized shares 7,500,000; issued and outstanding 2,855,370 at September 30, 2014.	—	—
Series C common stock, $.01 par value. Authorized shares 200,000,000; no issued and outstanding at September 30, 2014.	—	—
Parent’s investment	—	226
Additional paid-in capital	281	—
Accumulated other comprehensive earnings, net of taxes	(4)	—
Retained earnings	630	982
Total stockholders' equity	908	1,208
Noncontrolling interests in equity of combined companies	4,477	4,373
Total equity	5,385	5,581
Commitments and contingencies (note 7)
Total liabilities and equity	$7,459	7,089

See accompanying notes to condensed consolidated financial statements.

LIBERTY TRIPADVISOR HOLDINGS, INC.

Condensed Consolidated Statements of Operations

(unaudited)

	Three months		Nine months
	ended		ended
	September 30,		September 30,
	2014	2013	2014	2013
	amounts in millions, except
	per share amounts
Service and other revenue	$354	255	958	732
Net retail sales	21	19	46	52
Total net sales	375	274	1,004	784
Operating costs and expenses:
Cost of goods sold (exclusive of depreciation shown separately below)	15	14	35	42
Operating expense, including stock-based compensation (note 2)	61	43	166	122
Selling, general and administrative, including stock-based compensation (note 2)	205	129	507	352
Depreciation and amortization	77	78	219	233
	358	264	927	749
Operating income (loss)	17	10	77	35
Other income (expense):
Interest expense, including related party	(4)	(3)	(9)	(9)
Other, net	(8)	3	(8)	—
	(12)	—	(17)	(9)
Earnings (loss) before income taxes	5	10	60	26
Income tax (expense) benefit	(3)	37	(18)	38
Net earnings (loss)	2	47	42	64
Less earnings (loss) attributable to noncontrolling interests	7	39	46	60
Net earnings (loss) attributable to Liberty TripAdvisor Holdings, Inc. shareholders	$(5)	8	(4)	4

Basic net earnings (loss) attributable to Liberty TripAdvisor Holdings, Inc. shareholders per common share (note 3):
Series A and B common stock	$(0.07)	0.11	(0.05)	0.05
Diluted net earnings (loss) attributable to Liberty TripAdvisor Holdings, Inc. stockholders per common share (note 3):
Series A and B common stock	$(0.07)	0.11	(0.05)	0.05

See accompanying notes to condensed consolidated financial statements.

LIBERTY TRIPADVISOR HOLDINGS, INC.

Condensed Consolidated Statements of Comprehensive Earnings (Loss)

(unaudited)

	Three months		Nine months
	ended		ended
	September 30,		September 30,
	2014	2013	2014	2013
	amounts in millions
Net earnings (loss)	$2	47	42	64
Other comprehensive earnings (loss), net of taxes:
Foreign currency translation adjustments	(36)	29	(20)	(11)
Unrealized holding gains (losses) arising during the period	—	1	—	—
Other comprehensive earnings (loss)	(36)	30	(20)	(11)
Comprehensive earnings (loss)	(34)	77	22	53
Less comprehensive earnings (loss) attributable to the noncontrolling interests	(22)	62	30	51
Comprehensive earnings (loss) attributable to Liberty TripAdvisor Holdings, Inc. shareholders	$(12)	15	(8)	2

See accompanying notes to condensed consolidated financial statements.

LIBERTY TRIPADVISOR HOLDINGS, INC.

Condensed Consolidated Statements of Cash Flows

(unaudited)

	Nine months
	ended
	September 30,
	2014	2013
	amounts in millions
Cash flows from operating activities:
Net earnings (loss)	$42	64
Adjustments to reconcile net earnings to net cash provided by operating activities
Depreciation and amortization	219	233
Stock-based compensation	54	44
Excess tax benefit from stock-based compensation	(20)	(6)
Deferred income tax expense (benefit)	(59)	(102)
Other noncash charges (credits), net	6	3
Changes in operating assets and liabilities
Current and other assets	(53)	(40)
Payables and other liabilities	116	73
Net cash provided (used) by operating activities	305	269
Cash flows from investing activities:
Capital expended for property and equipment	(57)	(41)
Cash paid for acquisitions, net of cash acquired	(284)	(32)
Purchases of short term investments and other marketable securities	(219)	(375)
Sales and maturities of short term investments and other marketable securities	413	231
Other investing activities, net	1	(4)
Net cash provided (used) by investing activities	(146)	(221)
Cash flows from financing activities:
Borrowings of debt	427	38
Repayments of debt	(33)	(53)
Distribution to Liberty	(348)	—
Payment of minimum withholding taxes on net share settlements of equity awards	(32)	(10)
Excess tax benefit from stock-based compensation	20	6
Shares issued by subsidiary	2	24
Shares repurchased by subsidiary	—	(142)
Other financing activities, net	(6)	1
Net cash provided (used) by financing activities	30	(136)
Net increase (decrease) in cash and cash equivalents	189	(88)
Cash and cash equivalents at beginning of period	354	369
Cash and cash equivalents at end of period	$543	281

See accompanying notes to condensed consolidated financial statements.

LIBERTY TRIPADVISOR HOLDINGS, INC.

Condensed Consolidated Statement of Equity

Nine months ended September 30, 2014

(unaudited)

								Noncontrolling
						Accumulated		interest in
				Additional		other		equity of
	Common stock			paid-in	Parent’s	comprehensive	Retained	combined	Total
	Series A	Series B	Series C	capital	investment	earnings	earnings	companies	equity
	amounts in millions
Balance at January 1, 2014	$—	—	—	—	226	—	982	4,373	5,581
Net earnings (loss)	—	—	—	—	—	—	(4)	46	42
Other comprehensive earnings (loss)	—	—	—	—	—	(4)	—	(16)	(20)
Stock compensation	—	—	—	2	11	—	—	46	59
Issuance of common stock upon exercise of stock options	—	—	—	—	2	—	—	—	2
Minimum withholding taxes on net share settlements of stock-based compensation	—	—	—	—	(32)	—	—	—	(32)
Excess tax benefits on stock-based compensation	—	—	—	1	3	—	—	16	20
Intercompany taxes and debt forgiven by Liberty	—	—	—	—	75	—	—	—	75
Fair value of stock options assumed in connection with acquisition	—	—	—	1	—	—	—	4	5
Change in capitalization in connection with Trip Spin-Off	1	—	—	277	(278)	—	—	—	—
Distribution to Liberty	—	—	—	—	—	—	(348)	—	(348)
Shares issued by subsidiary	—	—	—	(1)	(7)	—	—	8	—
Other	—	—	—	1	—	—	—	—	1
Balance at September 30, 2014	$1	—	—	281	—	(4)	630	4,477	5,385

See accompanying notes to condensed consolidated financial statements.

LIBERTY TRIPADVISOR HOLDINGS, INC.

Notes to Condensed Consolidated Financial Statements

(unaudited)

(1) Basis of Presentation

During October 2013, the Board of Directors of Liberty Interactive Corporation and its subsidiaries (“Liberty”) authorized a plan to distribute to the stockholders of Liberty’s Liberty Ventures common stock shares of a wholly‑owned subsidiary, Liberty TripAdvisor Holdings, Inc. (“TripCo” or the “Company”) (the “Trip Spin‑Off”). TripCo holds the subsidiaries TripAdvisor, Inc. (“TripAdvisor”) and BuySeasons, Inc., which includes the retail businesses of BuyCostumes.com and Celebrate Express (“BuySeasons”), both of which operate as stand‑alone operating entities. Both TripAdvisor and BuySeasons have more revenue in the third quarter, based on a higher travel research period and the Halloween period, respectively, as compared to the other quarters of the year. The Trip Spin-Off was completed on August 27, 2014 and effected as a pro‑rata dividend of shares of TripCo to the stockholders of Series A and Series B Liberty Ventures common stock of Liberty.

These financial statements have been prepared on a combined basis and represent a combination of the historical financial information of TripAdvisor, an equity method affiliate from December 20, 2011 through December 11, 2012 and a consolidated company since December 11, 2012, and the historical financial information for BuySeasons.  Financial statements for periods prior to the Trip Spin-Off were prepared as discussed above but are referred to as consolidated in this Form 10-Q. The Trip Spin-Off has been accounted for at historical cost due to the pro rata nature of the distribution.

The accompanying (a) condensed consolidated balance sheet as of December 31, 2013, which has been derived from audited financial statements, and (b) the interim unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and the instructions to Form 10‑Q and Article 10 of Regulation S‑X as promulgated by the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of the results for such periods have been included. The results of operations for any interim period are not necessarily indicative of results for the full year. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes for the year ended December 31, 2013 as presented in Amendment No. 4 to the Company’s Registration Statement on Form S-1 filed on August 11, 2014 (the “Registration Statement”).

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

LIBERTY TRIPADVISOR HOLDINGS, INC.

Notes to Condensed Consolidated Financial Statements (Continued)

(unaudited)

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

Under the facilities sharing agreement, TripCo will share office space with Liberty and Liberty Media and related amenities at Liberty Media’s corporate headquarters

The tax sharing agreement provides for the allocation and indemnification of tax liabilities and benefits between Liberty and TripCo and other agreements related to tax matters. Pursuant to the tax sharing agreement, TripCo has agreed to indemnify Liberty, subject to certain limited exceptions, for losses and taxes resulting from the Trip Spin-Off to the extent such losses or taxes result primarily from, individually or in the aggregate, the breach of certain restrictive covenants made by TripCo (applicable to actions or failures to act by TripCo and its subsidiaries following the completion of the Trip Spin-Off).

In October 2014, the IRS completed its examination of the Trip Spin-Off and notified Liberty that it agreed with the nontaxable characterization of the transaction. Liberty expects to execute a Closing Agreement with the IRS documenting this conclusion after Liberty’s 2014 tax year ends on December 31, 2014.

Acquisitions

During the nine months ended September 30, 2014, TripAdvisor completed four acquisitions for total cash consideration of $284 million, net of cash acquired. The total cash consideration is subject to adjustment based on the finalization of working capital adjustments and amounts retained with payment subject to certain indemnification obligations by the respective sellers. TripAdvisor acquired Vacation Home Rentals, a U.S.-based vacation rental website featuring properties around the world; London-based Tripbod, a travel community that helps connect travelers to local experts to deliver travelers relevant recommendations for trip planning; Lafourchette, a provider of an online and mobile reservations platform for restaurants in Europe; and Viator a platform for researching and booking destination activities around the world.

LIBERTY TRIPADVISOR HOLDINGS, INC.

Notes to Condensed Consolidated Financial Statements (Continued)

(unaudited)

The following table presents the purchase price allocations initially recorded on our condensed consolidated balance sheet for all 2014 acquisitions (in millions):

Net assets (including acquired cash)	$90
Goodwill	238
Intangible assets	166
Deferred tax liabilities, net	(44)
Accrued expenses and other liabilities	(98)
Total purchase price consideration	$352

The purchase price allocation of these acquisitions are preliminary and subject to revision as more information becomes available and final valuations are available, but in any case will not be revised beyond 12 months after the acquisition date. The goodwill represents the excess value over both tangible and intangible assets acquired. The goodwill in these transactions is primarily attributable to expected operational synergies, potential new and expanded business relationships and user bases, the assembled workforces, and the future development initiatives of the assembled workforces. The unaudited condensed consolidated financial statements include the operating results of all acquired businesses from the date of acquisition. Pro-forma results of operations for all of these acquisitions have not been presented as the financial impact to the unaudited condensed consolidated financial statements, both individually and in the aggregate are not material.

(2) Stock-Based Compensation

Liberty Incentive Plans

In connection with the Trip Spin-Off in August 2014, all outstanding restricted shares, stock options and stock appreciation rights (collectively, “Awards”) with respect to Liberty Ventures common stock (“Liberty Ventures Award”) were adjusted pursuant to the anti-dilution provisions of the incentive plans under which the equity awards were granted, such that a holder of a Liberty Ventures Award received:

i.	An adjustment to the exercise price or base price, as applicable, and the number of shares subject to the Liberty Ventures Award (as so adjusted, an “adjusted Liberty Ventures Award”) and
ii.	A corresponding equity award relating to shares of TripCo common stock (a “TripCo Award”)

The exercise prices and number of shares subject to the adjusted Liberty Ventures Award and the TripCo Award were determined based on 1) the exercise prices and number of shares subject to the Liberty Ventures Award, 2) the pre-distribution trading price of Liberty Ventures common stock and 3) the post-distribution trading prices of Liberty Ventures common stock and TripCo common stock, such that all of the pre-distribution intrinsic value of the Liberty Ventures Award was allocated between the adjusted Liberty Ventures Award and the TripCo Award.

Following the Trip Spin-Off, employees of Liberty hold Awards in both Liberty Ventures common stock and TripCo common stock.  The compensation expense relating to employees of Liberty is recorded at Liberty. Therefore, compensation expense related to options resulting from the Trip Spin-Off will not be recognized in the Company’s consolidated financial statements.

LIBERTY TRIPADVISOR HOLDINGS, INC.

Notes to Condensed Consolidated Financial Statements (Continued)

(unaudited)

Liberty TripAdvisor Holdings-Outstanding Awards

The following table presents the number and weighted average exercise price (“WAEP”) of the Awards to purchase TripCo common stock granted to certain officers, employees and directors of Liberty.

			Weighted
			average
			remaining	Aggregate
			contractual	intrinsic
	Series A	WAEP	life	value
	(in thousands)		(in years)	(in millions)
Outstanding at January 1, 2014	—	$—
Granted	—	$—
Exercised	(1)	$9.39
Forfeited/Cancelled	—	$—
Trip Spin-Off adjustment	1,846	$13.90
Outstanding at September 30, 2014	1,845	$13.90	4.5	$37
Exercisable at September 30, 2014	1,034	$13.58	4.2	$21

There were 44 thousand shares of Series B options issued as part of the Trip Spin-Off with a WAEP of $11.21. There was no other activity during the period related to the Series B options.

Included in the accompanying condensed consolidated statements of operations are the following amounts of stock‑based compensation, the majority of which relates to TripAdvisor as discussed below:

	Three months		Nine months
	ended September 30,		ended September 30,
	2014	2013	2014	2013
	amounts in millions
Operating expense	$8	7	22	20
Selling, general and administrative expense	12	7	32	24
	$20	14	54	44

TripAdvisor Equity Grant Awards

The following table presents the number and weighted average exercise price (“WAEP”) of the Awards to purchase TripAdvisor common stock granted to certain officers, employees and directors of TripAdvisor.

LIBERTY TRIPADVISOR HOLDINGS, INC.

Notes to Condensed Consolidated Financial Statements (Continued)

(unaudited)

			Weighted
			average
	TripAdvisor		remaining	Aggregate
	stock		contractual	intrinsic
	options	WAEP	life	value
	(in thousands)		(in years)	(in millions)
Outstanding at January 1, 2014	9,470	$40.18
Assumed options from acquisition	101	$16.36
Granted	557	$96.42
Exercised	(1,139)	$33.67
Cancelled or expired	(234)	$45.05
Outstanding at September 30, 2014	8,755	$44.21	5.3	$416
Exercisable at September 30, 2014	3,845	$31.68	2.9	$230
Vested or expected to vest after September 30, 2014	8,203	$43.38	5.1	$396

As of September 30, 2014, the total unrecognized compensation cost related to unvested TripAdvisor stock options was approximately $93 million and will be recognized over a weighted average period of approximately 2.8 years. The total intrinsic value of stock options exercised for the nine months ended September 30, 2014 and 2013 was $71 million and $45 million, respectively.

Additionally, during the nine months ended September 30, 2014, TripAdvisor granted 618 thousand service based RSUs under their 2011 Incentive Plan for which the fair value was measured based on the quoted price of TripAdvisor common stock at the date of grant. The weighted average grant date fair value for RSU’s granted during the nine months ended September 30, 2014 was $96.15 per share. As of September 30, 2014, the total unrecognized compensation cost related to TripAdvisor RSUs was approximately $57 million and will be recognized over a weighted average period of approximately 3 years.

(3) Earnings (Loss) Per Common Share

Basic earnings (loss) per common share (“EPS”) is computed by dividing net earnings (loss) by the weighted average number of common shares outstanding for the period. Diluted EPS presents the dilutive effect on a per share basis of potential common shares as if they had been converted at the beginning of the periods presented.

The Company issued 73,685,924 common shares, which is the aggregate number of shares of Series A and Series B common stock outstanding upon the completion of the Trip Spin-Off on August 27, 2014.  The same number of shares is being used for both basic and diluted earnings per share for all periods prior to the date of the Trip Spin-Off as no Company equity awards were outstanding prior to the Trip Spin-Off.

	TripCo Common Stock
	Three months ended	Nine months ended
	September 30, 2014	September 30, 2014
	number of shares in millions
Basic EPS	73	73
Potentially dilutive shares	1	1
Diluted EPS	74	74

LIBERTY TRIPADVISOR HOLDINGS, INC.

Notes to Condensed Consolidated Financial Statements (Continued)

(unaudited)

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

The Company’s assets and liabilities measured at fair value are as follows:

	September 30, 2014			December 31, 2013
		Quoted prices	Significant		Quoted prices	Significant
		in active	other		in active	other
		markets for	observable		markets for	observable
		identical assets	inputs		identical assets	inputs
Description	Total	(Level 1)	(Level 2)	Total	(Level 1)	(Level 2)
	amounts in millions
Cash equivalents	$23	23	—	156	156	—
Marketable securities	$85	—	85	131	—	131
Available-for-sale securities	$38	—	38	188	—	188

The fair value of Level 2 marketable securities and available‑for‑sale securities were obtained from pricing sources for identical or comparable instruments, rather than direct observations of quoted prices in active markets.

Other Financial Instruments

Other financial instruments not measured at fair value on a recurring basis include trade receivables, related party receivables, trade payables, accrued and other current liabilities. The carrying amount approximates fair value due to the short maturity of these instruments as reported on our condensed consolidated balance sheets.

(5) Debt

Outstanding debt at September 30, 2014 and December 31, 2013 is summarized as follows:

	September 30,	December 31,
	2014	2013
	amounts in millions
TripAdvisor term loan and revolving credit facility	$310	340
TripCo debt	400	—
Chinese credit facilities	36	29
Total consolidated TripCo debt	$746	369
Less debt classified as current	(76)	(69)
Total long-term debt	$670	300

LIBERTY TRIPADVISOR HOLDINGS, INC.

Notes to Condensed Consolidated Financial Statements (Continued)

(unaudited)

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

As of September 30, 2014, the Term Loan and loans under the Revolving Credit Facility bear interest at LIBOR plus 150 basis points, or the Eurocurrency Spread, or the alternate base rate (“ABR”) plus 50 basis points, and undrawn amounts are currently subject to a commitment fee of 22.5 basis points.

As of September 30, 2014, TripAdvisor used a one‑month interest period Eurocurrency Spread which is approximately 1.7% per annum. Interest is payable on a monthly basis while TripAdvisor is borrowing under the one‑month interest rate period. The current interest rates are based on current assumptions, leverage and LIBOR rates and do not take into account that rates will reset periodically.

The Term Loan principal is currently payable in quarterly installments on the last day of each calendar quarter equal to 2.5% of the original principal amount, with the balance due on the final maturity date. Principal payments aggregating  $30 million were made during the nine months ended September 30, 2014.

The Revolving Credit Facility includes $40 million of borrowing capacity available for letters of credit and $40 million for borrowings on same‑day notice. As of September 30, 2014, there were no outstanding borrowings under the TripAdvisor Revolving Credit Facility.

As of September 30, 2014, TripAdvisor was in compliance with all of its debt covenants.

BuySeasons Debt

See note 6 for a discussion regarding the significant items related to BuySeasons debt obligations.

TripCo Debt

On August 21, 2014, a wholly owned subsidiary of TripCo, entered into two margin loan agreements which aggregated total borrowings of $400 million. Prior to the Trip Spin-Off, approximately $348 million of such amount was distributed to Liberty. Common Stock and Class B Common Stock of TripAdvisor were pledged as collateral pursuant to these agreements. Each agreement contains language that indicates that the Company, as borrower and transferor of underlying shares as collateral, has the right to exercise all voting, consensual and other powers of ownership pertaining to the transferred shares for all purposes, provided that Liberty agrees that it will not vote the shares in any manner that would reasonably be expected to give rise to transfer or certain other restrictions. Similarly, the loan agreements indicate that no lender party shall have any voting rights with respect to the shares transferred, except to the extent that a lender party buys any shares in a sale or other disposition made pursuant to the terms of the loan agreements. The agreements also contain certain restrictions related to additional indebtedness. Interest on the margin loans will accrue at a rate of 3.65% plus LIBOR for six months and 3.25% thereafter to be paid in kind or cash at the election of TripCo. The

LIBERTY TRIPADVISOR HOLDINGS, INC.

Notes to Condensed Consolidated Financial Statements (Continued)

(unaudited)

Company expects that interest on the loan will be paid in kind and added to the principal amount on the loan. The term of the loan is three years and the maturity date is August 22, 2017.

As of September 30, 2014, the values of shares pledged as collateral pursuant to the remaining margin loan agreements are as follows:

	Number of Shares Pledged
	as Collateral as of	Share value as of
Pledged Collateral	September 30, 2014	September 30, 2014
	amounts in millions
Common Stock	18.2	$1,664
Class B Common Stock	12.8	$1,170

The outstanding margin loans contain various affirmative and negative covenants that restrict the activities of the borrower. The loan agreements do not include any financial covenants.

Fair Value

Due to the variable rate nature, TripCo believes that the carrying amount of its debt approximated fair value at September 30, 2014 and December 31, 2013.

(6) Related Party Transactions

During the nine months ended September 30, 2014, the promissory note agreement between Liberty and BuySeasons, as borrower, was amended to increase the total borrowing capacity from $30 million to $50 million. The interest rate on this loan was 6.25%. During August 2014, prior to completion of the Trip Spin-Off, Liberty forgave the balance of $46 million pursuant to the BuySeasons note.

Additionally, income taxes payable of $29 million due to Liberty was forgiven upon completion of the Trip Spin-Off and have been reflected as contributed capital in the consolidated statement of equity.

(7) Commitments and Contingencies

Leases

On June 20, 2013, TripAdvisor entered into an additional lease to move its headquarters to Needham, Massachusetts in 2015. TripAdvisor is the deemed owner (for accounting purposes only) of the new building during the construction period under build to suit lease accounting. As building construction began in the fourth quarter of 2013, TripAdvisor recorded project construction costs incurred by the landlord as an asset and a corresponding long term liability in “Property and equipment, at cost” and “Other liabilities,” respectively, in TripAdvisor’s condensed consolidated balance sheets. The asset and corresponding long term liability will increase as additional building costs are incurred by the landlord during the construction period. At the completion of construction of the new building (estimated to be May 2015), the lease will be evaluated to determine whether or not it meets the criteria for “sale‑leaseback” treatment. From the beginning of construction through September 30, 2014 approximately $50 million of these non-cash costs have been capitalized.

LIBERTY TRIPADVISOR HOLDINGS, INC.

Notes to Condensed Consolidated Financial Statements (Continued)

(unaudited)

Litigation

In the ordinary course of business, the Company and its subsidiaries are parties to legal proceedings and claims involving alleged infringement of third‑party intellectual property rights, defamation, and other claims. Although it is reasonably possible that the Company may incur losses upon conclusion of such matters, an estimate of any loss or range of loss cannot be made. In the opinion of management, it is expected that amounts, if any, which may be required to satisfy such contingencies will not be material in relation to the accompanying condensed consolidated financial statements.

(8) Segment Information

TripCo, through its ownership interests in subsidiaries and other companies, is primarily engaged in the on‑line commerce industries. TripCo identifies its reportable segments as (A) those consolidated companies that represent 10% or more of its consolidated annual revenue, annual Adjusted OIBDA or total assets and (B) those equity method affiliates whose share of earnings represent 10% or more of TripCo’s annual pre‑tax earnings.

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

For the nine months ended September 30, 2014, TripCo has identified the following consolidated company as its reportable segment:

•	TripAdvisor, Inc.—an online travel research company, empowering users to plan and maximize their travel experience.

TripCo’s operating segments are strategic business units that offer different products and services. They are managed separately because each segment requires different technologies, distribution channels and marketing strategies. The accounting policies of the segments that are also consolidated companies are the same as those described in the Company’s summary of significant accounting policies included in the financial statements for the years ended December 31, 2013,  2012 and 2011 included in the Registration Statement.

LIBERTY TRIPADVISOR HOLDINGS, INC.

Notes to Condensed Consolidated Financial Statements (Continued)

(unaudited)

Performance Measures

	Three months ended September 30,
	2014		2013
		Adjusted		Adjusted
	Revenue	OIBDA	Revenue	OIBDA
	amounts in millions
TripAdvisor	$354	119	255	104
Corporate and other	21	(5)	19	(2)
Consolidated TripCo	$375	114	274	102

	Nine months ended September 30,
	2014		2013
		Adjusted		Adjusted
	Revenue	OIBDA	Revenue	OIBDA
	amounts in millions
TripAdvisor	$958	370	732	326
Corporate and other	46	(20)	52	(14)
Consolidated TripCo	$1,004	350	784	312

Other Information

	September 30, 2014
	Total	Capital
	assets	expenditures
	amounts in millions
TripAdvisor	$7,359	55
Corporate and other	100	2
Consolidated TripCo	$7,459	57

LIBERTY TRIPADVISOR HOLDINGS, INC.

Notes to Condensed Consolidated Financial Statements (Continued)

(unaudited)

The following table provides a reconciliation of segment Adjusted OIBDA to earnings (loss) before income taxes:

	Three months		Nine months
	ended September 30,		ended September 30,
	2014	2013	2014	2013
	amounts in millions
Consolidated segment Adjusted OIBDA	$114	102	350	312
Stock-based compensation	(20)	(14)	(54)	(44)
Depreciation and amortization	(77)	(78)	(219)	(233)
Interest expense	(4)	(3)	(9)	(9)
Other, net	(8)	3	(8)	—
Earnings (loss) before income taxes	$5	10	60	26

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

The following discussion and analysis provides information concerning our results of operations and financial condition. This discussion should be read in conjunction with our accompanying consolidated financial statements and the notes thereto.

Overview

During October 2013, the Board of Directors of Liberty Interactive Corporation and its subsidiaries (“Liberty”) authorized a plan to distribute to the stockholders of Liberty’s Liberty Ventures common stock shares of a wholly‑owned subsidiary Liberty TripAdvisor Holdings, Inc. (“TripCo” or the “Company”) which holds the subsidiaries TripAdvisor, Inc. (“TripAdvisor”) and BuySeasons, Inc. which includes the retail businesses BuyCostumes.com and Celebrate Express (“BuySeasons”) (the “Trip Spin‑Off”). The transaction was completed on August 27, 2014 and was effected as a pro‑rata dividend of shares of TripCo to the stockholders of Series A and Series B Liberty Ventures common stock of Liberty. The Trip Spin‑Off is intended to be tax‑free and has been accounted for at historical cost due to the pro rata nature of the distribution to shareholders of Liberty Ventures common stock.

The financial information represents a combination of the historical results of TripAdvisor and BuySeasons as discussed in note 1 in the accompanying condensed consolidated financial statements. These financial statements refer to the combination of TripAdvisor and BuySeasons as “TripCo,” “the Company,” “us,” “we” and “our” in the notes to the consolidated financial statements. All significant intercompany accounts and transactions have been eliminated in the condensed consolidated financial statements.

Our “Corporate and Other” category includes our interest in BuySeasons and corporate expenses.

Results of Operations—Consolidated—September 30, 2014 and 2013

General.  We provide in the tables below information regarding our Consolidated Operating Results and Other Income and Expense, as well as information regarding the contribution to those items from our principal reportable segment. The “corporate and other” category consists of those assets or businesses which we do not disclose separately. For a more detailed discussion and analysis of the financial results of the principal reporting segment, see “Results of Operations—Businesses” below.

Operating Results

	Three months		Nine months
	ended		ended
	September 30,		September 30,
	2014	2013	2014	2013
	amounts in millions
Revenue
TripAdvisor	$354	255	958	732
Corporate and other	21	19	46	52
Consolidated TripCo	$375	274	1,004	784
Adjusted OIBDA
TripAdvisor	$119	104	370	326
Corporate and other	(5)	(2)	(20)	(14)
Consolidated TripCo	$114	102	350	312
Operating Income (Loss)
TripAdvisor	$23	16	98	53
Corporate and other	(6)	(6)	(21)	(18)
Consolidated TripCo	$17	10	77	35

Revenue.  Our consolidated revenue increased approximately $101 million and $220 million during the three and nine months ended September 30, 2014, respectively, as compared to the corresponding periods in the prior year. The increase was due to revenue growth at TripAdvisor impacted by a slight increase of $2 million and a decrease of $6 million in revenue at BuySeasons for the three and nine months ended September 30, 2014, respectively, as compared to the corresponding prior year periods. The decrease in revenue for BuySeasons during the nine months ended September 30, 2014, as compared to the corresponding prior period, was due to 7% fewer orders and a 5% decrease in average order value. See “Results of Operations—TripAdvisor” below for a more complete discussion of the results of operations of TripAdvisor.

Adjusted OIBDA.  We define Adjusted OIBDA as revenue less cost of sales, operating expenses and selling, general and administrative (“SG&A”) expenses (excluding stock compensation). Our chief operating decision maker and management team use this measure of performance in conjunction with other measures to evaluate our businesses and make decisions about allocating resources among our businesses. We believe this is an important indicator of the operational strength and performance of our businesses, including each business’s ability to service debt and fund capital expenditures. In addition, this measure allows us to view operating results, perform analytical comparisons and benchmarking between businesses and identify strategies to improve performance. This measure of performance excludes such costs as depreciation and amortization, stock‑based compensation and restructuring and impairment charges that are included in the measurement of operating income pursuant to GAAP. Accordingly, Adjusted OIBDA should be considered in addition to, but not as a substitute for, operating income, net income, cash flow provided by operating activities and other measures of financial performance prepared in accordance with GAAP. See note 8 to the accompanying September 30, 2014 condensed consolidated financial statements for a reconciliation of Adjusted OIBDA to earnings (loss) before income taxes.

Consolidated Adjusted OIBDA increased approximately $12 million and $38 million during the three and nine months ended September 30, 2014, respectively, as compared to the corresponding periods in the prior year. The increase was due to the increased operating results of TripAdvisor, partially offset by an increase in Adjusted OIBDA loss at BuySeasons and corporate and other. Adjusted OIBDA loss at BuySeasons and corporate and other increased by $3 million and $6 million for the three and nine months ended September 30, 2014, respectively, as compared to the corresponding periods in the prior year. The Adjusted OIBDA loss for BuySeasons in 2014 was the net result of lower revenue, as discussed above, offset by improvement in profit margin which left gross margin dollars flat as compared to the prior year. Sales and marketing spend accelerated in the period to promote traffic in anticipation of the fourth quarter holiday. See “Results of Operations—TripAdvisor” below for a more complete discussion of the results of operations of TripAdvisor.

In connection with the Trip Spin‑Off, among other matters, we entered into a services agreement and a facilities sharing agreement with Liberty Media. Pursuant to the services agreement, we will pay Liberty Media for certain specified services related to our being a public company including insurance administration and risk management services, legal, investor relations, tax, accounting and internal audit services. Consolidated fees paid under the services agreement and the facilities agreement is not expected to exceed $4 million annually.

Operating Income (Loss).  Our consolidated operating income increased approximately $7 million and $42 million for the three and nine months ended September 30, 2014, respectively, as compared to the corresponding periods in the prior year. The change in operating income from 2013 was primarily due to the increased operating results of TripAdvisor and lower amortization expense of intangibles related to the assets recognized in connection with the combination of TripAdvisor as the amortization is slightly accelerated due to the estimated usage of such assets. See “Results of Operations—TripAdvisor” below for a more complete discussion of the results of operations of TripAdvisor.

Other Income and Expense

Components of Other Income (Expense) are presented in the table below.

	Three months ended		Nine months ended
	September 30,		September 30,
	2014	2013	2014	2013
	amounts in millions
Interest expense (including related party)
TripAdvisor	$(2)	(3)	(6)	(8)
Corporate and other	(2)	—	(3)	(1)
Consolidated TripCo	$(4)	(3)	(9)	(9)
Other, net
TripAdvisor	$(7)	3	(7)	—
Corporate and other	(1)	—	(1)	—
Consolidated TripCo	$(8)	3	(8)	—

Interest expense.  Interest expense increased $1 million and was flat for the three and nine months ended September 30, 2014, respectively. The increase is primarily due to increased borrowing from the margin loans at the corporate level slightly offset by lower borrowing amounts and lower effective interest rate at TripAdvisor.

Other, net.  Other, net increased  $11 million and $8 million for the three and nine months ended September 30, 2014, respectively, as compared to the corresponding prior year periods primarily due to the fluctuation of foreign exchange rates. The primary components of other, net are the income and interest earned on marketable securities and net foreign exchange gains and losses.

Income taxes.  We had income tax expense of $3 million and a benefit of $37 million for the three months ended September 30, 2014 and 2013, respectively. We had income tax expense of $18 million and a benefit of $38 million for the nine months ended September 30, 2014 and 2013, respectively. The tax benefits for the three and nine months ended September 30, 2013 were primarily the result of a change in the Company’s estimate of the effective state tax rate used to measure its net deferred tax liabilities.  In addition, the effective rate for all periods was lower than the U.S. federal tax rate of 35% due primarily to earnings in foreign jurisdictions being taxed at rates lower than the U.S. federal tax rate.

Net earnings.  We had net earnings of $2 million and $47 million for the three months ended September 30, 2014 and 2013, respectively, and net earnings of $42 million and $64 million for the nine months ended September 30, 2014 and 2013, respectively. The change in net earnings was the result of the above described fluctuations in our revenue and expenses.

Liquidity and Capital Resources

As of September 30, 2014 substantially all of our cash and cash equivalents are invested in U.S. Treasury securities, other government securities or government guaranteed funds, AAA rated money market funds and other highly rated financial and corporate debt instruments.

The following are potential sources of liquidity: available cash balances, proceeds from asset sales, monetization of our investments, outstanding or anticipated debt facilities, debt and equity issuances, and dividend and interest receipts.

As of September 30, 2014 TripCo had a cash balance of $543 million. Approximately $491 million of the cash balance, at September 30, 2014, is held at TripAdvisor. Although TripCo has a 57% voting interest in TripAdvisor, TripAdvisor is a separate public company with a significant non‑controlling interest, as TripCo has only a 22% economic interest in TripAdvisor. Even though TripCo controls TripAdvisor through its voting interest and board representation, decision making with respect to using TripAdvisor’s cash balances must consider TripAdvisor’s minority holders. Accordingly, any potential distributions of cash from TripAdvisor to TripCo would generally be on a pro rata basis based on economic ownership interests. Approximately $325 million of the TripAdvisor cash balance is held by foreign subsidiaries of TripAdvisor which is generally accessible but certain tax consequences may reduce the net amount of cash TripAdvisor is able to utilize for domestic purposes. TripCo has approximately $50 million in corporate cash at the date of the Trip Spin‑Off following the drawdown of $400 million in margin  loans and distribution to Liberty of approximately $348 million.

	Nine months
	ended
	September 30,
	2014	2013
	amounts in millions
Cash flow information
Net cash provided (used) by operating activities	$305	269
Net cash provided (used) by investing activities	$(146)	(221)
Net cash provided (used) by financing activities	$30	(136)

During the nine months ended September 30, 2014, TripCo’s primary use of cash was approximately $284 million paid by TripAdvisor for four separate acquisitions, net of cash acquired, to acquire certain international and domestic businesses that operate in complimentary spaces to TripAdvisor and the cash distribution to Liberty prior to the completion of the Trip Spin-Off. The international acquisitions allow TripAdvisor to reinvest foreign cash in an efficient manner. This use of cash was funded primarily by the new margin loans, $194 million of net sales of short‑term and long‑term marketable securities, cash from operations and cash on hand. Uses of cash in the prior period were primarily related to the investment in certain short‑term and long‑term marketable securities and shares repurchased at TripAdvisor.

The projected use of TripCo’s corporate cash will be to primarily fund any operational cash deficits at BuySeasons and to pay fees to Liberty Media for providing certain services pursuant to the services and facilities sharing agreements which is not expected to exceed $4 million annually. We anticipate TripCo’s initial corporate cash balance, at the date of the Trip Spin-Off, will be sufficient to maintain operations for approximately five years. The debt service costs of the margin loans described above are paid in kind and become outstanding principal. At the maturity of the margin  loans, a number of options are available to satisfy the loans as discussed above in potential sources of liquidity. The TripAdvisor projected use of cash, incremental to increased operational investment in the business, will primarily be payment of long term debt obligations and other financial commitments, the repurchases of TripAdvisor common stock under their approved share buyback program and investment in new or existing businesses.

Results of Operations—TripAdvisor

TripAdvisor, Inc.  Our economic ownership interest in TripAdvisor is 22% and TripCo’s results include the consolidated results of TripAdvisor and the elimination of approximately 78% of TripAdvisor’s net income (loss), including purchase accounting adjustments, through the noncontrolling interest line item in the condensed consolidated statement of operations. TripAdvisor is a separate publicly traded company and additional information about TripAdvisor can be obtained through its website and its public filings. We believe a discussion of TripAdvisor’s stand alone results promotes a better understanding of overall results of their business. TripAdvisor’s revenue, Adjusted OIBDA and operating income on a standalone basis for the three and nine months ended September 30, 2014 and 2013 were as follows (see tables below for a reconciliation of TripAdvisor’s standalone results to those amounts reported by TripCo):

	Three months		Nine months
	ended		ended
	September 30,		September 30,
	2014	2013	2014	2013
	amounts in millions
Revenue
Click-based advertising	$247	189	689	552
Display-based advertising	35	31	104	86
Subscription, transaction and other	72	35	165	94
Total revenue	354	255	958	732
Operating Expense	50	35	134	94
SG&A	185	116	454	312
Adjusted OIBDA	119	104	370	326
Stock-based compensation	17	11	46	35
Depreciation and amortization	18	9	44	25
Operating income (loss) as reported by TripAdvisor	$84	84	280	266

Revenue

Revenue increased $99 million and $226 million during the three and nine months ended September 30, 2014, respectively, when compared to the same periods in 2013, primarily due to an increase in click-based advertising revenue of $58 million and $137 million, respectively. The primary driver of the increase in click-based advertising revenue was an increase in hotel shoppers of 17% and 16%, respectively, and an increase in revenue per hotel shopper of 14% and 9% for the three and nine months ended September 30, 2014, respectively.   Display-based advertising increased by $4 million and $18 million during the three and nine months ended September 30, 2014, respectively, primarily as a result of a 30% and 23% increase in the number of impressions sold, due to increased sales productivity, coupled with worldwide growth particularly in emerging markets when compared to the same periods in 2013, partially offset by a decrease in pricing of 14% and 4%, respectively. Subscription, transaction and other revenue increased by $37 million and $71 million during the three and nine months ended September 30, 2014, respectively, primarily due to growth in TripAdvisor’s Business Listings and Vacation Rentals products, as well as revenue generated by the businesses TripAdvisor acquired during 2014.

Adjusted OIBDA

Operating expense

The most significant driver of operating expense is technology and content costs which increased $12 million and $30 million during the three and nine months ended September 30, 2014, respectively, when compared to the same periods in 2013.  This was primarily due to increased personnel costs from increased headcount to support business growth, including international expansion and enhanced site features, as well as additional personnel costs related to employees joining TripAdvisor through recent business acquisitions.

Selling, general and administrative

Direct selling and marketing costs increased $51 million and $100 million during the three and nine months ended September 30, 2014, respectively, when compared to the same periods in 2013, primarily due to increased SEM costs, other traffic acquisition costs, offline advertising costs, in addition to costs from TripAdvisor’s recent business acquisitions, partially offset by a decrease in spending in social media. The primary driver of the increase in TripAdvisor’s offline advertising costs is related to TripAdvisor’s new television campaign that was launched in May 2014 and for which TripAdvisor has spent $19 million and $30 million for the three and nine months ended September 30, 2014, respectively.  Personnel and overhead costs increased $11 million and $29 million during the three and nine months ended September 30, 2014, respectively, when compared to the same periods in 2013. This is primarily due to an increase in headcount to support business growth, including international expansion and employees joining TripAdvisor through recent business acquisitions, which also increased stock-based compensation costs.

General and administrative costs increased $11 million and $21 million during the three and nine months ended September 30, 2014, respectively, when compared to the same periods in 2013.  This increase resulted primarily from increased personnel costs and overhead costs related to an increase in headcount to support TripAdvisor’s business operations, as well as additional personnel costs related to employees joining TripAdvisor through recent business acquisitions and professional fees related to TripAdvisor’s 2014 business acquisitions.

Operating Income (Loss)

Operating income, on a standalone basis, was impacted by the above Adjusted OIBDA explanations, offset slightly by an increase in the amortization of capitalized web development costs and amortization of intangible assets acquired from recent TripAdvisor acquisitions.

The following is a reconciliation of the results as reported by TripAdvisor, used for comparison purposes as discussed above, for a greater understanding of the standalone operations of TripAdvisor, to the results reported by TripCo (amounts in millions):

	Three months ended September 30, 2014			Nine months ended September 30, 2014
		Purchase			Purchase
	As Reported by	Accounting	As Reported by	As Reported by	Accounting	As Reported by
	TripAdvisor	Adjustments	TripCo	TripAdvisor	Adjustments	TripCo
Revenue	$354	—	354	958	—	958
Operating expense	50	—	50	134	—	134
SG&A	185	—	185	454	—	454
Adjusted OIBDA	119	—	119	370	—	370
Stock-based compensation	17	3	20	46	8	54
Depreciation and amortization	18	58	76	44	174	218
Operating income (loss)	$84	(61)	23	280	(182)	98

	Three months ended September 30, 2013			Nine months ended September 30, 2013
		Purchase			Purchase
	As Reported by	Accounting	As Reported by	As Reported by	Accounting	As Reported by
	TripAdvisor	Adjustments	TripCo	TripAdvisor	Adjustments	TripCo
Revenue	$255	—	255	732	—	732
Operating expense	35	—	35	94	—	94
SG&A	116	—	116	312	—	312
Adjusted OIBDA	104	—	104	326	—	326
Stock-based compensation	11	3	14	35	9	44
Depreciation and amortization	9	65	74	25	204	229
Operating income (loss)	$84	(68)	16	266	(213)	53

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

We are exposed to changes in interest rates primarily as a result of our borrowings used to maintain liquidity and to fund business operations. The nature and amount of our long‑term and short‑term debt are expected to vary as a result of future requirements, market conditions and other factors. We plan to manage our overall exposure to interest rates by maintaining what we believe is an appropriate mix of fixed and variable rate debt. We believe this will protect us from interest rate risk. We expect that over time we will achieve this mix by (i) issuing fixed rate debt that we believe has a low stated interest rate and significant term to maturity and (ii) issuing variable rate debt with appropriate maturities and interest rates. As of September 30, 2014, our debt is comprised of the following amounts of variable rate debt:

	Variable rate debt		Fixed rate debt
	Principal	Weighted avg	Principal	Weighted avg
	amount	interest rate	amount	interest rate
	(amount in millions)
TripAdvisor	$346	2.1%	—	N/A
TripCo debt	$400	3.7%	—	N/A

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

Item 4. Controls and Procedures.

In accordance with Rules 13a-15 and 15d-15 under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), the Company carried out an evaluation, under the supervision and with the participation of management, including its chief executive officer and its principal accounting and financial officer (the "Executives"), of the effectiveness of its disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, the Executives concluded that the Company's disclosure controls and procedures were effective as of September 30, 2014 to provide reasonable assurance that information required to be disclosed in its reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms.

There has been no change in the Company's internal control over financial reporting that occurred during the three months ended September 30, 2014 that has materially affected, or is reasonably likely to materially affect, its internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1.  Legal Proceedings

None.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 6. Exhibits

(a)	Exhibits

Listed below are the exhibits which are filed as a part of this Report (according to the number assigned to them in Item 601 of Regulation S-K):

2.1

Reorganization Agreement, dated as of August 15, 2014, between Liberty Interactive Corporation and Liberty TripAdvisor Holdings, Inc. (incorporated by reference to Exhibit 2.1 to Liberty Interactive Corporation’s Current Report on Form 8-K filed on September 3, 2014 (File No. 001-33982) (the “Liberty 8-K”)).

3.1

Restated Certificate of Incorporation of Liberty TripAdvisor Holdings, Inc. (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed on September 3, 2014 (File No. 001-36603) (the “TripCo 8-K”)).

3.2	Bylaws of Liberty TripAdvisor Holdings, Inc. (incorporated by reference to Exhibit 3.2 to the TripCo 8-K).
4.1

Specimen Certificate for shares of Series A Common Stock, par value $.01 per share, of the Registrant (incorporated by reference to Exhibit 4.1 to the Registrant's Current Report on Form S-1 filed on May 6, 2014 (file No. 333-195705) (the "TripCo S-1")).

4.2	Specimen Certificate for shares of Series B Common Stock, par value $.01 per share, of the Registrant (incorporated by reference to Exhibit 4.2 to the TripCo S-1).
10.1	Tax Sharing Agreement, dated as of August 27, 2014, between Liberty Interactive Corporation and Liberty TripAdvisor Holdings, Inc. (incorporated by reference to Exhibit 10.1 to the Liberty 8-K).
10.2	Services Agreement, dated as of August 27, 2014, by and between Liberty Media Corporation and Liberty TripAdvisor Holdings, Inc. (incorporated by reference to Exhibit 10.2 to the TripCo 8-K).
10.3

Facilities Sharing Agreement, dated as of August 27, 2014, by and among Liberty TripAdvisor Holdings, Inc., Liberty Media Corporation and Liberty Property Holdings, Inc. (incorporated by reference to Exhibit 10.3 to the TripCo 8-K).

10.4

Aircraft Time Sharing Agreements, dated as of August 27, 2014, by and between Liberty Media Corporation and Liberty TripAdvisor Holdings, Inc. (incorporated by reference to Exhibit 10.4 to the TripCo 8-K).

10.5

Aircraft Time Sharing Agreement, dated as of August 27, 2014, by and among Liberty Citation, Inc., Liberty Denver Arena, LLC and Liberty TripAdvisor Holdings, Inc. (incorporated by reference to Exhibit 10.5 to the TripCo 8-K).

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

LIBERTY TRIPADVISOR HOLDINGS, INC.
Date: November 12, 2014	By:	/s/ GREGORY B. MAFFEI
Gregory B. Maffei President and Chief Executive Officer
Date: November 12, 2014	By:	/s/ CHRISTOPHER W. SHEAN
Christopher W. Shean Senior Vice President and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

EXHIBIT INDEX

Listed below are the exhibits which are filed as a part of this Report (according to the number assigned to them in Item 601 of Regulation S-K):

2.1

Reorganization Agreement, dated as of August 15, 2014, between Liberty Interactive Corporation and Liberty TripAdvisor Holdings, Inc. (incorporated by reference to Exhibit 2.1 to Liberty Interactive Corporation’s Current Report on Form 8-K filed on September 3, 2014 (File No. 001-33982) (the “Liberty 8-K”)).

3.1

Restated Certificate of Incorporation of Liberty TripAdvisor Holdings, Inc. (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed on September 3, 2014 (File No. 001-36603) (the “TripCo 8-K”)).

3.2	Bylaws of Liberty TripAdvisor Holdings, Inc. (incorporated by reference to Exhibit 3.2 to the TripCo 8-K).
4.1

Specimen Certificate for shares of Series A Common Stock, par value $.01 per share, of the Registrant (incorporated by reference to Exhibit 4.1 to the Registrant's Current Report on Form S-1 filed on May 6, 2014 (file No. 333-195705) (the "TripCo S-1")).

4.2	Specimen Certificate for shares of Series B Common Stock, par value $.01 per share, of the Registrant (incorporated by reference to Exhibit 4.2 to the TripCo S-1).
10.1	Tax Sharing Agreement, dated as of August 27, 2014, between Liberty Interactive Corporation and Liberty TripAdvisor Holdings, Inc. (incorporated by reference to Exhibit 10.1 to the Liberty 8-K).
10.2	Services Agreement, dated as of August 27, 2014, by and between Liberty Media Corporation and Liberty TripAdvisor Holdings, Inc. (incorporated by reference to Exhibit 10.2 to the TripCo 8-K).
10.3

Facilities Sharing Agreement, dated as of August 27, 2014, by and among Liberty TripAdvisor Holdings, Inc., Liberty Media Corporation and Liberty Property Holdings, Inc. (incorporated by reference to Exhibit 10.3 to the TripCo 8-K).

10.4

Aircraft Time Sharing Agreements, dated as of August 27, 2014, by and between Liberty Media Corporation and Liberty TripAdvisor Holdings, Inc. (incorporated by reference to Exhibit 10.4 to the TripCo 8-K).

10.5

Aircraft Time Sharing Agreement, dated as of August 27, 2014, by and among Liberty Citation, Inc., Liberty Denver Arena, LLC and Liberty TripAdvisor Holdings, Inc. (incorporated by reference to Exhibit 10.5 to the TripCo 8-K).

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