Form 10-K
period 2014-12-31
Liberty TripAdvisor Holdings, Inc.
filed 2015-03-12
CIK 1606745

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D. C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2014

OR

 TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                             to

Commission File Number 001-36603

LIBERTY TRIPADVISOR HOLDINGS, INC.

(Exact name of Registrant as specified in its charter)

State of Delaware (State or other jurisdiction of incorporation or organization)	46-3337365 (I.R.S. Employer Identification No.)

12300 Liberty Boulevard Englewood, Colorado (Address of principal executive offices)	80112 (Zip Code)

Registrant's telephone number, including area code: (720) 875-5200

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of exchange on which registered
Series A Common Stock, par value $.01 per share	The Nasdaq Stock Market LLC
Series B Common Stock, par value $.01 per share	The Nasdaq Stock Market LLC

Securities registered pursuant to Section 12(g) of the Act:  None

Indicate by check mark if the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes    No ☒

Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  Yes    No ☒

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒   No 

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☒    No 

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer 	Accelerated filer 	Non-accelerated filer ☒ (do not check if smaller reporting company)	Smaller reporting company 

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes    No ☒

The aggregate market value of the voting stock held by non-affiliates of Liberty TripAdvisor Holdings, Inc. computed by reference to the last sales price of such stock, as of the closing of trading on the last trading day prior to June 30, 2014, was zero. As of June 30, 2014, Liberty TripAdvisor Holdings, Inc. was a wholly-owned subsidiary of Liberty Interactive Corporation.

The number of outstanding shares of Liberty TripAdvisor Holdings, Inc.'s common stock as of February 28, 2015 was:

	Series A	Series B
Liberty TripAdvisor Holdings, Inc. common stock	71,709,941	2,929,777

Documents Incorporated by Reference

The Registrant's definitive proxy statement for its 2015 Annual Meeting of Stockholders is hereby incorporated by reference into Part III of this Annual Report on Form 10-K.

LIBERTY TRIPADVISOR HOLDINGS, INC.

2014 ANNUAL REPORT ON FORM 10‑K

PART I.

Item 1.  Business.

(a)General Development of Business

During October 2013, the Board of Directors of Liberty Interactive Corporation and its subsidiaries (“Liberty”) authorized a plan to distribute to the stockholders of Liberty’s Liberty Ventures common stock shares of a newly-formed company, Liberty TripAdvisor Holdings, Inc. (“TripCo” or the “Company”) (the “Trip Spin-Off”). TripCo holds the subsidiaries TripAdvisor, Inc. (“TripAdvisor”) and BuySeasons, Inc., which includes the retail businesses of BuyCostumes.com and Celebrate Express (“BuySeasons”), both of which operate as stand-alone operating entities. Both TripAdvisor and BuySeasons have more revenue in the third quarter, based on a higher travel research period and the Halloween period, respectively, as compared to the other quarters of the year. The Trip Spin-Off was completed on August 27, 2014 and effected as a pro-rata dividend of shares of TripCo to the stockholders of Series A and Series B Liberty Ventures common stock of Liberty.

Spin-Off of TripCo from Liberty Interactive Corporation

Following the Trip Spin-Off, Liberty and TripCo operate as separate, publicly traded companies, and neither has any stock ownership, beneficial or otherwise, in the other. In connection with the Trip Spin-Off, TripCo entered into certain agreements, including the reorganization agreement, the services agreement, the facilities sharing agreement and the tax sharing agreement, with Liberty and/or Liberty Media Corporation (“Liberty Media”) (or certain of their subsidiaries) in order to govern certain of the ongoing relationships between the companies after the Trip Spin-Off and to provide for an orderly transition.

The reorganization agreement provides for, among other things, the principal corporate transactions (including the internal restructuring) required to effect the Trip Spin-Off, certain conditions to the Trip Spin-Off and provisions governing the relationship between TripCo and Liberty with respect to and resulting from the Trip Spin-Off.

Pursuant to the services agreement, Liberty Media provides TripCo with general and administrative services including legal, tax, accounting, treasury and investor relations support. TripCo will reimburse Liberty Media for direct, out-of-pocket expenses incurred by Liberty Media in providing these services and TripCo will pay a services fee to Liberty Media under the services agreement that will be subject to adjustment semi-annually, as necessary.

Under the facilities sharing agreement, TripCo will share office space with Liberty, Liberty Media and Liberty Broadband Corporation (“LBC”) and related amenities at Liberty Media’s corporate headquarters in Englewood, Colorado.

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

In October 2014, the Internal Revenue Service (“IRS”) completed its examination of the Trip Spin-Off and notified Liberty that it agreed with the nontaxable characterization of the transaction. Liberty expects to execute a Closing Agreement with the IRS documenting this conclusion in 2015.

* * * * *

Certain statements in this Annual Report on Form 10-K constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, including statements regarding our business, product and marketing strategies; new service offerings; the recoverability of our goodwill and other long-lived assets; our projected sources and uses of cash; and the anticipated impact of certain contingent liabilities related to legal and tax proceedings and other matters arising in the ordinary course of business.  In particular, statements under Item 1. "Business," Item 1A. "Risk-Factors," Item 2. "Properties," Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations" and Item 7A. "Quantitative and Qualitative Disclosures About Market Risk" contain forward-looking statements.  Forward-looking statements inherently involve many risks and uncertainties that could cause actual results to differ materially from those projected in these statements. Where, in any forward-looking statement, we express an expectation or belief as to future results or events, such expectation or belief is expressed in good faith and believed to have a reasonable basis, but such statements necessarily involve risks and uncertainties and there can be no assurance that the expectation or belief will result or be achieved or accomplished. The following include some but not all of the factors that could cause actual results or events to differ materially from those anticipated:

•	customer demand for products and services and the ability of our company and our subsidiaries to adapt to changes in demand;
•	competitor responses to products and services;
•	the levels and quality of online traffic to our businesses’ websites and the ability of our subsidiaries to convert visitors into consumers or contributors;
•	the expansion of social integration and member acquisition efforts with social media by our subsidiaries;
•	the impact of changes in search engine algorithms and dynamics or search engine disintermediation;
•	uncertainties inherent in the development and integration of new business lines and business strategies;
•	our future financial performance, including availability, terms and deployment of capital;
•	our ability to successfully integrate and recognize anticipated efficiencies and benefits from the businesses we acquire;
•	the ability of suppliers and vendors to deliver products, equipment, software and services;
•	availability of qualified personnel;
•	changes in, or failure or inability to comply with, government regulations, including, without limitation, regulations of the FCC and adverse outcomes from regulatory proceedings;
•	changes in the business models of our subsidiaries;
•	changes in the nature of key strategic relationships with partners, distributors, suppliers and vendors;
•	domestic and international economic and business conditions and industry trends, including the current economic downturn and those which result in declines or disruptions in the travel industry;
•	consumer spending levels, including the availability and amount of individual consumer debt;
•	costs related to the maintenance and enhancement of brand awareness by our subsidiaries;
•	advertising spending levels;
•	rapid technological changes;
•

our failure, and the failure of our subsidiaries, to protect the security of personal information about customers, subjecting each of us to potentially costly government enforcement actions or private litigation and reputational damage;

•	the regulatory and competitive environment of the industries in which our subsidiaries operate;

•	fluctuations in foreign currency exchange rates; and
•	threatened terrorist attacks, political unrest in international markets and ongoing military action around the world.

These forward-looking statements and such risks, uncertainties and other factors speak only as of the date of this Annual Report, and we expressly disclaim any obligation or undertaking to disseminate any updates or revisions to any forward-looking statement contained herein, to reflect any change in our expectations with regard thereto, or any other change in events, conditions or circumstances on which any such statement is based.  When considering such forward-looking statements, you should keep in mind the factors described in Item 1A, "Risk Factors" and other cautionary statements contained in this Annual Report.  Such risk factors and statements describe circumstances which could cause actual results to differ materially from those contained in any forward-looking statement.

This Annual Report includes information concerning, TripAdvisor, Inc., a public company in which we have a controlling interest that files reports and other information with the SEC in accordance with the Securities Exchange Act of 1934, as amended (the “Exchange Act”).  Information in this Annual Report concerning those companies has been derived from the reports and other information filed by them with the SEC.  If you would like further information about these companies, the reports and other information they file with the SEC can be accessed on the Internet website maintained by the SEC at www.sec.gov.  Those reports and other information are not incorporated by reference in this Annual Report.

(b)Financial Information About Operating Segments

Through our ownership of interests in subsidiaries and other companies, we are primarily engaged in the on-line travel research and on-line commerce industries.  Each of these businesses is separately managed.

We identify our reportable segments as (A) those consolidated subsidiaries that represent 10% or more of our annual consolidated revenue, Adjusted OIBDA or total assets and (B) those equity method affiliates whose share of earnings represent 10% or more of our annual pre-tax earnings.  Financial information related to our operating segments can be found in note 13 to our consolidated financial statements found in Part II of this report.

(c)Narrative Description of Business

TripAdvisor, Inc.

TripAdvisor owns and operates a portfolio of online travel brands. TripAdvisor is the world’s largest online travel company, based on comScore Media Metrix for TripAdvisor Sites, worldwide, December 2014, empowering users to plan and maximize their travel experience. Its travel research platform aggregates reviews and opinions from its community of travelers about destinations, accommodations, activities and attractions, and restaurants throughout the world so that its users have access to trusted advice wherever their trip takes them. TripAdvisor’s platform not only helps users plan their trip with its unique user-generated content, but also enables users to compare real-time pricing and availability so that they can book hotels, vacation rentals, flights, activities and attractions, and restaurants. TripAdvisor’s-branded websites include tripadvisor.com in the United States and localized versions of the website in 45 countries, including in China under the brand daodao.com. Its branded websites globally reached more than 315 million monthly unique visitors during the year ended December 31, 2014, according to Google Analytics, and it features over 200 million reviews and opinions. Users may now also complete hotel bookings directly without TripAdvisor’s partners through tripadvisor.com and also through the TripAdvisor mobile application where coverage is available. In addition to the flagship TripAdvisor brand, TripAdvisor now manages and operates 24 travel media brands, connected by the common goal of providing users the most comprehensive travel-planning and travel-taking resources in the travel industry.

TripAdvisor was founded with the goal of providing an online resource based on user-generated content to prospective travelers. TripAdvisor has created a comprehensive online resource for user-generated content on destinations, lodging, restaurants and attractions. TripAdvisor provides real-time pricing and availability search functionality that compares hundreds of partner websites and enables users to book activities and attractions and make restaurant reservations through its site. The tools and information TripAdvisor provides are available in 28 different languages on web-based and mobile applications on personal computers and across all mobile devices. In order to achieve its goals, TripAdvisor leverages its key assets: a robust community of users, rich user-generated content, technology and a commitment to continuous innovation and global reach.

TripAdvisor derives substantially all of its revenue from the sale of advertising, primarily through click-based advertising and, to a lesser extent, display-based advertising. The remainder of its revenue is generated through a combination of subscription and transaction-based offerings, and other revenue including content licensing. In the year ended December 31, 2014, TripAdvisor earned $870 million of revenue from click-based advertising, $140 million in revenue from display-based advertising and $236 million in revenue from subscription-based offerings, transaction revenue and other revenue.

TripAdvisor has click-based advertising relationships with the vast majority of the leading online travel agencies globally as well as a variety of other travel suppliers pursuant to which these companies purchase traveler leads from it, generally on a CPC basis. These click-based advertising relationships are strategically important to it and most can be terminated by the advertiser at will or on short notice.

TripAdvisor’s systems infrastructure, web and database servers for TripAdvisor branded websites are housed at two geographically separate facilities and have multiple communication links as well as continuous monitoring and engineering support. Each facility is fully self-sufficient and operational with its own hardware, networking, software, and content, and is structured in an active/passive, fully redundant configuration. Substantially all of its software components, data, and content are replicated in multiple datacenters and development centers, as well as being backed up at offsite locations. TripAdvisor’s systems are monitored and protected though multiple layers of security. Several of its individual subsidiaries and businesses, including its subsidiaries in China, have their own data infrastructure and technology teams.

Business Model

TripAdvisor’s platforms connect users wishing to plan and have the best travel experiences with providers of travel accommodations and travel services around the world. TripAdvisor derives the majority of its revenue from the sale of advertising, primarily through click-based advertising and, to a lesser extent, display-based advertising. The remainder of TripAdvisor’s revenue is generated through a combination of subscription and transaction-based offerings and other revenue including content licensing.

•

Click-Based Advertising Revenue.  TripAdvisor’s largest source of revenue is click-based advertising, which includes links to its partners’ booking sites and contextually-relevant branded and unbranded text links. Its click-based advertising partners are predominantly online travel agencies, or OTAs, and direct suppliers in the hotel, airline and cruise product categories. Click-based advertising is generally priced on a cost-per-click, or CPC, basis, with payments from advertisers based on the number of users who click on each type of link. CPC prices are determined in a bidding process that allows TripAdvisor’s partners to use its proprietary system to submit CPC bids to have their rates and availability listed on TripAdvisor’s site. When a partner submits a CPC bid they agree to pay the amount of that bid each time a user subsequently clicks on the URL link to the partner’s website. Bids are submitted periodically – sometimes as often as daily or weekly – on a property-by-property basis and the size of the bid relative to other bids received determines the partner’s placement in all meta placements on TripAdvisor’s site with one or more offers shown, including hotel comparison search results and the property detail page. The system is automated and the size of the partner’s bid is the only factor impacting the partner’s placement on that page, except that individual partners may be sorted lower in the event that they have not provided price information or if they cease to have availability for the property. While TripAdvisor enters into master advertising contracts with its partners, the terms of these agreements generally address matters such as privacy and compliance, payment terms and conditions, termination and indemnities.  Most of TripAdvisor’s click-based advertising contracts can be terminated by its partners at will or on short notice.    Click-based revenue also includes revenue from TripAdvisor’s new Instant Booking feature, which allows a partner to pay a commission rate for a user that completes a reservation on TripAdvisor.  TripAdvisor is not the merchant of record on Instant Booking reservations. For the years ended December 31, 2014, 2013 and 2012, TripAdvisor earned $870 million, $696 million and $588 million, respectively, of revenue from click-based advertising.
•

Display-Based Advertising Revenue.  TripAdvisor earns revenue from a variety of display-based advertising placements on its websites through which its advertising partners can promote their brands in a contextually-relevant manner. While its display-based advertising clients are predominately direct suppliers in the hotel, airline and cruise categories and online travel agencies, TripAdvisor also accepts display advertising from destination marketing organizations, casinos, resorts and attractions, as well as advertisers from non-travel categories. TripAdvisor generally sells its display-based advertising on a cost per thousand impressions, or CPM, basis. TripAdvisor’s display-based advertising products also include a number of custom-built features. For example, Delayed Ad Call, which charges customers only when the ad unit is in a user’s view, as well as certain customized co-branded features. For the years ended December 31, 2014, 2013 and 2012, TripAdvisor earned $140 million, $119 million and $94 million, respectively, in revenue from display-based advertising.

•

Subscription-Based, Transaction and Other Revenue.  Business Listings is a subscription-based advertising product offered to hotels, B&Bs and other specialty lodging properties. Managed by its TripAdvisor for Business team, this advertising product is sold for a flat fee and allows subscribers to list, for a contracted period of time, a website URL, email address and phone number on TripAdvisor-branded websites, as well as to post special offers for travelers. In addition, TripAdvisor earns revenue from making hotel room nights available for booking on its transactional sites, including its Jetsetter and Tingo brands, for which TripAdvisor is the merchant of record; making rentals available through its vacation rental business; selling destination activities through Viator; and online restaurant reservations through Lafourchette; as well as other revenue including content licensing with third-party sites. For the years ended December 31, 2014, 2013 and 2012, TripAdvisor earned $236 million,  $130 million and $81 million, respectively, in revenue from subscription-based, transaction and other revenue.

Strategic Relationships

Click-Based Advertisers

TripAdvisor has click-based advertising relationships with the vast majority of the leading online travel agencies as well as a variety of other travel suppliers, pursuant to which such companies purchase traveler leads from TripAdvisor, generally on a CPC basis. For the year ended December 31, 2014, TripAdvisor’s two most significant advertising customers, Expedia and Priceline (and their subsidiaries), each accounted for more than 10% of its total revenue and combined accounted for 46% of total revenue. These and its other click-based advertising relationships are strategically important to TripAdvisor and most can be terminated by the advertiser at will or on short notice.

Content-Related Partnerships

TripAdvisor has a content licensing program utilized by over 1,000 partners across the world, including hotel chains, online travel agents, tourist boards, airlines and media sites. TripAdvisor also distributes its content through self-service HTML widgets, which are used on the websites of hotels, restaurants, attractions and destination marketing organizations. These products, which are available at no cost in the TripAdvisor Management Center, allow businesses and destinations to promote themselves by displaying their TripAdvisor ratings, reviews and awards. TripAdvisor widgets are presently found on more than 150,000 unique domains around the globe, reaching over 800 million people per month. Partners benefit from its user-generated content, such as reviews, ratings, photos and traveler forums. In addition, TripAdvisor powers review collection for a growing number of partners, such as Accor Hotels, Wyndham Hotel Group, Best Western and Easytobook.com, enabling them to proactively collect reviews from their own customers post-stay in their own branded environment. TripAdvisor has also developed partnerships with mobile carriers and device manufacturers.

Syndication Partners

TripAdvisor also syndicates its click-based advertising to third-party websites. The largest such syndication relationship is with Yahoo! Travel Guides, pursuant to which TripAdvisor provides “show prices” advertising on the Yahoo! Travel Guides’ hotel pages. Other syndication partners include Bing and Axel Springer.

Intellectual Property

TripAdvisor’s intellectual property, including patents, trademarks, copyrights, domain names, trade dress, proprietary technology and trade secrets, is an important component of its business. TripAdvisor relies on its intellectual property rights in its content, proprietary technology, software code, ratings indexes, databases of reviews and forum content, images, videos, graphics and brands. TripAdvisor has acquired some of its intellectual property rights through licenses and content agreements with third parties. These licenses and agreements may place restrictions on its use of the intellectual property.

TripAdvisor protects its intellectual property by relying on its terms of use, confidentiality procedures and contractual provisions, as well as on international, national, state and common law rights. In addition, TripAdvisor enters into confidentiality and invention assignment agreements with employees and contractors, and confidentiality agreements with other third parties. TripAdvisor protects its brands by pursuing the trademark registration of its core brands, such as TripAdvisor and the Owl Logo, maintaining its trademark portfolio, securing contractual trademark rights protection when appropriate, and relying on common law trademark rights when appropriate. TripAdvisor also registers copyrights and domain names as deemed appropriate. Additionally, TripAdvisor protects its trademarks, domain names and copyrights with the use of intellectual property licenses and an enforcement program.

Seasonality

Expenditures by travel advertisers tend to be seasonal. Traditionally, TripAdvisor’s strongest quarter has been the third quarter, which is a key travel research period, with the weakest quarter historically being the fourth quarter. However, adverse economic conditions or continued growth of TripAdvisor’s international operations with differing holiday peaks may influence the typical trend of its seasonality in the future.

Relationship between TripAdvisor and Expedia

After TripAdvisor’s spin-off from Expedia in 2011, Expedia was considered a related party under GAAP based on a number of factors, including, among others, common ownership of TripAdvisor’s shares and those of Expedia.  However, TripAdvisor no longer considers Expedia a related party.   For purposes of governing certain of the ongoing relationships between TripAdvisor and Expedia at and after the spin-off, and to provide for an orderly transition, TripAdvisor and Expedia entered into various agreements at the time of the spin-off, which TripAdvisor has satisfied its obligations. However, TripAdvisor continues to be subject to certain post-spin obligations under the Tax Sharing Agreement

Terms of Investment in TripAdvisor

We own an approximate 22% equity interest and 57% voting interest in TripAdvisor. TripAdvisor’s amended and restated certificate of incorporation provides that the holders of TripAdvisor common stock, acting as a single class, are entitled to elect a number of directors equal to 25% of the total number of directors, rounded up to the next whole number, which is currently three directors. As discussed previously we currently consolidate TripAdvisor as we control a majority of the voting interest in TripAdvisor. We are subject to a Governance Agreement with TripAdvisor which provides us with certain director nomination, registration and other rights and imposes certain restrictions on our shares of Class B common stock.

BuySeasons

BuySeasons is a wholly owned subsidiary of TripCo that owns and operates BuyCostumes.com and the Celebrate Express family of websites. Liberty acquired BuySeasons in 2006, which in turn acquired Celebrate Express in 2008. BuySeasons, an internet celebrations leader, provides a unique party offering by giving individuals the resources necessary to plan, execute and attend a wide variety of celebrations and costuming events. These resources include party supplies primarily through the retail websites which offer proprietary products through exclusive license agreements and costumes for a wide variety of occasions (the primary occasion is Halloween). BuySeasons purchases its products from various suppliers, both domestic and international. BuySeasons depends on five suppliers for approximately one half of its costumes, accessories, and party supplies. The loss of any of these suppliers could adversely impact stand alone financial results of BuySeasons.

BuySeasons’ business is highly seasonal with approximately half of its revenue earned from the sale of costumes in September and October leading up to Halloween. Since the acquisition of Celebrate Express, BuySeasons has seen the seasonality decrease slightly due to higher sales of birthday party supplies which is a less seasonal business. BuySeasons maintains a customer service center, at its corporate headquarters, and customer service representatives are available 16 hours a day, seven days a week during its busy season to respond to customer questions. The customer service center and warehouse staffing is scalable and BuySeasons employs seasonal labor to react to higher volume during the peak Halloween season.

Regulatory Matters

Internet Services

Our online commerce businesses are subject, both directly and indirectly, to various laws and governmental regulations. Certain of these businesses engaged in the provision of goods and services over the Internet must comply with federal and state laws and regulations applicable to online communications and commerce. For example, the Children’s Online Privacy Protection Act (“COPPA”) prohibits web sites from collecting personally identifiable information online from children under age 13 without parental consent and imposes a number of operational requirements. In 2012, the Federal Trade Commission (“FTC”) adopted revised COPPA regulations amending certain definitions and modifying certain operational requirements regarding notice and parental consent, among other matters. Certain email activities are subject to the Controlling the Assault of Non-Solicited Pornography and Marketing Act of 2003, commonly known as the CAN-SPAM Act. The CAN-SPAM Act regulates the sending of unsolicited commercial email by requiring the email sender, among other things, to comply with specific disclosure requirements and to provide an “opt-out” mechanism for recipients. Both of these laws include statutory penalties for non-compliance. The Digital Millennium Copyright Act limits, but does not eliminate, liability for listing or linking to third party websites that may include content that infringes on copyrights or other rights so long as our Internet businesses comply with the statutory requirements. Various states also have adopted laws regulating certain aspects of Internet communications. Congress has extended the moratorium on state and local taxes on Internet access and commerce until October 1, 2015. Legislative proposals that would further extend the moratorium on state and local taxes on Internet access and commerce are pending in Congress.

Goods sold over the Internet also must comply with traditional regulatory requirements, such as the FTC requirements regarding truthful and accurate claims. Our online commerce businesses are subject to laws governing the collection, use, retention, security and transfer of personally-identifiable information about their users. In particular, the collection and use of personal information by companies has received increased regulatory scrutiny on a global basis. The enactment, interpretation and application of user data protection laws are in a state of flux, and the interpretation and application of such laws may vary from country to country. For example, new data laws that give customers additional rights and impose additional restrictions and penalties on companies for illegal collection and misuse of personal information are under final consideration in the European Union and may be enacted in 2015, and a European Union directive restricting the Internet tracking tools known as “cookies” has taken effect. In the U.S., the FTC has proposed a privacy policy framework, and legislation that would require organizations that suffer a breach of security related to personal information to notify owners of such information is pending in Congress. Many states have adopted laws requiring notification to users when there is a security breach affecting personal data, such as California’s Information Practices Act. Complying with these different national and state privacy requirements may cause the Internet companies in which we have interests to incur substantial costs. In addition, such companies generally have and post on their websites privacy policies and practices regarding the collection, use and disclosure of user data. A failure to comply with such posted privacy policies or with the regulatory requirements of federal, state, or foreign privacy laws could result in proceedings or actions by governmental agencies or others (such as class action litigation) which could adversely affect our online commerce businesses. Technical violations of certain privacy laws can result in significant penalties, including statutory penalties. In

2012, the FCC amended its regulations under the Telephone Consumer Protection Act “TCPA”, which could subject our Internet businesses to increased liability for certain telephonic communications with customers, including but not limited to text messages to mobile phones. Under the TCPA, plaintiffs may seek actual monetary loss or statutory damages of $500 per violation, whichever is greater, and courts may treble such damage awards for willful or knowing violations. Data collection, privacy and security are growing public concerns. If consumers were to decrease their use of our Internet businesses’ websites to purchase products and services, such businesses could be harmed. Congress and individual states may consider additional online privacy legislation.

Other Internet-related laws and regulations enacted in the future may cover issues such as defamatory speech, copyright infringement, pricing and characteristics and quality of products and services. The future adoption of such laws or regulations may slow the growth of commercial online services and the Internet, which could in turn cause a decline in the demand for the services and products of our online commerce businesses and increase their costs of doing business or otherwise have an adverse effect on their businesses, operating results and financial conditions. Moreover, the applicability to commercial online services and the Internet of existing laws governing issues such as property ownership, libel, personal privacy and taxation is uncertain and could expose these companies to substantial liability.

In 2010, the FCC adopted rules in its open Internet proceeding that require all broadband providers to disclose network management practices, restrict broadband providers from blocking Internet content and applications, and prohibit fixed broadband providers from engaging in unreasonable discrimination in transmitting lawful network traffic. The open Internet rules could restrict the ability of broadband providers to block or otherwise disadvantage our Internet businesses. On January 14, 2014, the United States Court of Appeals for the District of Columbia Circuit vacated the anti-discrimination and anti-blocking rules, holding that the FCC did not have statutory authority to adopt such rules, but upheld the disclosure rule. On May 15, 2014, the FCC issued a notice of proposed rulemaking regarding new open Internet rules. On February 26, 2015, the FCC adopted open Internet rules that reclassify wireline and wireless broadband services as Title II common carrier services and regulate broadband services offered by Internet service providers (ISPs) under Title II, Title III and Section 706 of the Telecommunications Act.  The regulations prohibit ISPs from: (1) blocking access to, or impairing or degrading, legal content, applications, services or non-harmful devices; and (2) favoring selected Internet traffic in exchange for consideration.  The rules also allow the FCC to hear complaints and take enforcement action if it determines that the interconnection agreements of ISPs are not just and reasonable, or if ISPs fail to meet a new general obligation not to unreasonably interfere with or unreasonably disadvantage consumers or edge providers.  The rules also require greater transparency by ISPs, including requiring disclosure of promotional rates, fees and surcharges, and data caps.  The FCC forbears, or refrains from, imposing certain Title II regulation on ISPs, such as rate regulation, tariffs, and last-mile unbundling, and do not assess Universal Service Fund fees on broadband at this time.  Several broadband providers previously indicated their intention to challenge any utility-style regulations adopted by the FCC in court.

Proposed Changes in Regulation

The regulation of Internet services, online sales and other forms of product marketing is subject to the political process and has been in constant flux over the past decade. Further material changes in the law and regulatory requirements must be anticipated and there can be no assurance that our business will not be adversely affected by future legislation, new regulation or deregulation.

Competition

TripAdvisor

TripAdvisor faces competition for content, users, and advertisers. TripAdvisor’s primary competitors include large online portals, social networking sites and search engines, such as Google, Microsoft’s Bing (including Bing Travel), Yahoo! (including Yahoo! Travel) and Baidu. TripAdvisor faces competition from OTAs (such as Expedia and Priceline and their respective subsidiaries), as well as wholesalers, tour operators and traditional offline travel agencies. TripAdvisor also competes with a wide range of other companies, including Airbnb, Inc., Ctrip.com International, Ltd., HolidayCheck AG, HomeAway, Inc., Yelp, Inc. and OpenTable, Inc., a subsidiary of Priceline.

TripAdvisor faces competition in the travel review space from online travel agencies, such as Expedia and Priceline and their respective subsidiaries, which solicit reviews from travelers who book travel on their websites. With respect to its restaurant and attractions business, TripAdvisor faces competition for reviews from OpenTable, a subsidiary of Priceline and Yelp, Inc. Moreover, networks with significant installed user bases such as Google (for example, via Google + Local and Google Hotel Finder) have begun to compete more directly with TripAdvisor by attracting and accumulating user-generated travel reviews and opinions or may pursue the acquisition of travel-related content directly from consumers, and other networks and channels, like Facebook, could choose to do the same. In the competition to attract users, TripAdvisor relies on its ability to acquire traffic through offline brand recognition and brand-direct efforts such as television, email and online search, whether unpaid or paid. Finally, TripAdvisor also competes for travel-related advertising budgets with large, established search engines with significantly greater resources than it has, such as Google, Bing, and Yahoo!, as well as online media companies and ad networks, offline advertising sources, such as television and print media.

Certain of the companies TripAdvisor does business with are also its competitors. The consolidation of its competitors and partners, including Expedia (through its investment in Trivago) and Priceline (through its acquisition of Kayak and OpenTable), may affect its competitiveness and partner relationships. As the market evolves for online travel content and the technology supporting it, including new platforms such as smartphone and tablet computing devices, we anticipate that the existing competitive landscape will change and new competitors may emerge.

BuySeasons

The party and costume segments have a large number of independent retailers, both bricks-and-mortar and online. Our subsidiary BuySeasons has a number of large and small primary competitors. Party City is the most significant competitor selling in both the party and costume categories. BuySeasons believes it has a competitive advantage due to the combination of a large assortment of on-line products, services related to party planning, product personalization, value pricing and a high level of customer service.

In addition, BuySeasons competes with traditional bricks-and-mortar and online retailers ranging from large department stores to specialty shops, electronic retailers, direct marketing retailers, such as mail order and catalog companies, and discount retailers. Due to the nature of these businesses there is not a single or small group of competitors that own a significant portion of the overall market share. However, some of these competitors, such as Amazon, have a significantly greater Web-presence than our e-commerce businesses. We believe that the principal competitive factors in the markets in which BuySeasons competes are selection, price, availability of inventory, convenience, brand recognition, accessibility, customer service, reliability, website performance, and ease of use.

Employees

TripCo currently does not have any corporate employees. Liberty Media provides TripCo with certain transitional and ongoing management services pursuant to a services agreement and certain of Liberty Media’s corporate employees and executive officers will provide services to TripCo for a determined fee.  As of December 31, 2014, TripAdvisor had approximately 2,800 employees. Of those employees, approximately 1,300 were based in the United States. As of December 31, 2014, BuySeasons had approximately 300  full and part-time employees. None of these employees is represented by a labor union or covered by a collective bargaining agreement. TripCo believes that these employee relations are good.

(d)Financial Information About Geographic Areas

For financial information related to the geographic areas in which we do business, see note 13 to our consolidated financial statements found in Part II of this report.

(e)Available Information

All of our filings with the Securities and Exchange Commission (the "SEC"), including our Form 10-K, Form 10-Qs and Form 8-Ks, as well as amendments to such filings are available on our Internet website free of charge generally within 24 hours after we file such material with the SEC.  Our website address is www.libertytripadvisorholdings.com.

Our corporate governance guidelines, code of business conduct and ethics, compensation committee charter, nominating and corporate governance committee charter, and audit committee charter are available on our website.  In addition, we will provide a copy of any of these documents, free of charge, to any shareholder who calls or submits a request in writing to Investor Relations, Liberty TripAdvisor Holdings, Inc., 12300 Liberty Boulevard, Englewood, Colorado 80112, Tel. No. (877) 772-1518.

The information contained on our website is not incorporated by reference herein.

Item 1A. Risk Factors

The risks described below and elsewhere in this annual report are not the only ones that relate to our businesses or our capitalization.  The risks described below are considered to be the most material.  However, there may be other unknown or unpredictable economic, business, competitive, regulatory or other factors that also could have material adverse effects on our businesses.  Past financial performance may not be a reliable indicator of future performance and historical trends should not be used to anticipate results or trends in future periods.  If any of the events described below were to occur, our businesses, prospects, financial condition, results of operations and/or cash flows could be materially adversely affected.

Factors Relating to Our Corporate History and Structure

The combined financial information of our company, for the periods prior to the Trip Spin-Off, is not necessarily representative of our future financial position, future results of operations or future cash flows nor does it reflect what our financial position, results of operations or cash flows would have been as a stand-alone company during the periods presented.

Because the historical combined financial information of our company included in these financial statements includes the results of our legacy business and because such financial information largely reflects the historical results of BuySeasons, it is not representative of our future financial position, future results of operations or future cash flows, nor does it reflect what our financial position, results of operations or cash flows would have been as a stand-alone company, pursuing independent strategies, during the periods presented, especially in light of the fact that the future results of operations will be significantly comprised of the results of TripAdvisor.

We are a holding company, and we could be unable in the future to obtain cash in amounts sufficient to service our financial obligations or meet our other commitments.

Our ability to meet our financial obligations and other contractual commitments, including to make debt service payments under the Margin Loan Agreements (as defined below) and any other credit facilities that we may obtain in the future, depends upon our ability to access cash. We are a holding company, and our sources of cash include our available cash balances, net cash from the operating activities of our wholly owned subsidiary BuySeasons, any dividends and interest we may receive from our investments and proceeds from any asset sales we may undertake in the future. We currently have no plans with respect to any asset sales. The ability of our operating subsidiaries to pay dividends or to make other payments or advances to us depends on their individual operating results and any statutory, regulatory or contractual restrictions to which they may be or may become subject.

We do not have access to the cash that TripAdvisor generates from its operating activities.

TripAdvisor generated $387 million, $349 million and $239 million of cash from its operations during the years ended December 31, 2014, 2013 and 2012, respectively. TripAdvisor uses the cash it generates from its operations to fund its investing activities and to service its debt and other financing obligations. We do not have access to the cash that TripAdvisor generates unless TripAdvisor declares a dividend on its capital stock payable in cash, repurchases any or all of its outstanding shares of capital stock for cash or otherwise distributes or makes payments to its stockholders, including us. Historically, TripAdvisor has not paid any dividends on its capital stock or, with limited exceptions, otherwise distributed cash to its stockholders and instead has used all of its available cash in the expansion of its business and to service its debt obligations. Covenants in TripAdvisor’s existing debt instruments also restrict the payment of dividends and cash distributions to stockholders. We expect that TripAdvisor will continue to apply its available cash to the expansion of its business.

We have no operating history as a separate company upon which you can evaluate our performance.

We do not have an operating history as a separate public company. Accordingly, there can be no assurance that our business strategy will be successful on a long-term basis. We may not be able to grow our businesses as planned and may not be profitable.

If TripAdvisor’s spin-off from Expedia, together with certain related transactions, were to fail to qualify as a transaction that is generally tax free for U.S. federal income tax purposes, TripAdvisor could be subject to significant tax liabilities.

As a condition to the completion of TripAdvisor’s spin-off from Expedia, Expedia obtained a private letter ruling from the IRS, along with an opinion of counsel, satisfactory to the Expedia Board of Directors regarding the qualification of the spin-off, together with certain related transactions, as a transaction that is generally tax free for U.S. federal income tax purposes under Sections 355 and 368(a)(1)(D) of the Internal Revenue Code of 1986, as amended (“the Code”). The IRS private letter ruling and the opinion of counsel were based on, among other things, certain facts and assumptions as well as the accuracy of certain representations, statements and undertakings that Expedia and TripAdvisor made to the IRS and to counsel. If any of these representations, statements or undertakings are, or become, inaccurate or incomplete, or if TripAdvisor or Expedia breaches any of the covenants, the IRS private letter ruling and the opinion of counsel may be invalid.

Moreover, the IRS private letter ruling does not address all the issues that are relevant to determining whether TripAdvisor’s spin-off from Expedia qualifies as a transaction that is generally tax free for U.S. federal income tax purposes. Notwithstanding the IRS private letter ruling and/or the opinion of counsel, the IRS could determine that the spin-off should be treated as a taxable transaction if it determines that any of the representations, assumptions or undertakings that were included in the request for the IRS private letter ruling or on which the opinion of counsel was based is false or has been violated or if it disagrees with the conclusions in the opinion of counsel that are not covered by any IRS ruling.

Under the tax sharing agreement between TripAdvisor and Expedia, TripAdvisor is generally required to indemnify Expedia for any taxes resulting from the spin-off (and any related interest, penalties, legal and professional fees, and all costs and damages associated with related stockholder litigation or controversies) to the extent such amounts resulted from (i) any act or failure to act by TripAdvisor described in the covenants in the tax sharing agreement, (ii) any acquisition of TripAdvisor’s equity securities or assets or those of a member of its group, or (iii) any failure of the representations with respect to TripAdvisor or any member of its group to be true or any breach by TripAdvisor or any member of its group of any covenant, in each case, which is contained in the separation documents or in the documents relating to the IRS private letter ruling and/or the opinion of counsel.

Factors Relating to Our Businesses

If TripAdvisor is unable to continue to increase visitors to its websites and to cost-effectively convert these visitors into repeat users or contributors, its advertising revenue could decline.

The primary asset that TripAdvisor uses to attract visitors to its websites and convert these visitors into repeat users is TripAdvisor’s continued ability to collect, create, organize and distribute high-quality, commercially valuable content that meets their specific interests and enables them to share and interact with the content and supporting communities. There can be no assurances that TripAdvisor will continue to obtain content in a cost-effective manner or in a manner that meets rapidly changing consumer demand. Any failure to obtain such content or organize and distribute such content in a manner that will engage users, or a failure to provide products that are perceived as useful, reliable and trustworthy, could adversely affect user experiences and reduce traffic driven to its websites, which would make TripAdvisor’s websites less attractive to advertisers. Any change in the cost structure pursuant to which TripAdvisor obtains its content, or in travelers’ relative appreciation of user-based versus expert content or our user-based content versus other sites’ user-based content, could also reduce traffic driven to TripAdvisor’s websites, which would negatively impact its business and financial performance.

TripAdvisor derives substantially all of its revenue from advertising and any significant reduction in spending by its advertisers could harm its business.

TripAdvisor derives substantially all of its revenue from the sale of advertising, primarily through click-based advertising and, to a lesser extent, display-based advertising. While TripAdvisor enters into master advertising contracts with its partners, these agreements generally address matters such as privacy and compliance, payment terms and conditions, termination and indemnities.  Most of TripAdvisor’s click-based advertising contracts can be terminated by its partners at will or on short notice. TripAdvisor’s ability to grow advertising revenue with its existing or new advertising partners is dependent in large part on its ability to generate revenue for them. Advertisers will not continue to do business with TripAdvisor if their investment in such advertising does not generate sales leads, customers, bookings, or revenue and profit on a cost-effective basis, or if it does not deliver advertisements in an effective manner. If TripAdvisor is unable to provide value to its advertisers, they will likely stop placing ads on its websites, which would harm our financial condition and business. In addition, we cannot guarantee that TripAdvisor’s current advertisers will fulfill their obligations under existing contracts, continue to advertise beyond the terms of existing contracts or enter into any additional contracts with it.

Click-based advertising accounts for the majority of TripAdvisor’s advertising revenue. Any changes TripAdvisor makes to its business model may impact its advertising revenue in ways that it does not expect. If TripAdvisor’s partners do not receive the benefits they expect from their advertising spend with it, they may reduce their spending. In addition, if new, more effective advertising models were to emerge, there can be no assurance that TripAdvisor would have the ability to offer these models, or offer them in an effective manner.

Furthermore, TripAdvisor’s cost-per-click (“CPC”) pricing for click-based advertising depends, in part, on competition between advertisers. If its large advertisers become less competitive with each other, merge with each other or with its competitors, focus more on per-click profit than on traffic volume, or are able to reduce CPCs, this could have an adverse impact on TripAdvisor’s click-based advertising revenue which would, in turn, have an adverse effect on our business, financial condition and results of operations.

Expenditures by advertisers also tend to be cyclical, subject to variation based on budgetary constraints, project cancellation or delay, and to reflect overall economic conditions and buying patterns. If TripAdvisor is unable to generate advertising revenue due to factors outside of its control, our business and financial performance would be adversely affected.

Our subsidiaries’ businesses could be negatively affected by changes in search engine algorithms and dynamics, or search engine disintermediation.

Our subsidiaries rely heavily on Internet search engines such as Google on desktop, tablet and mobile devices, including through the purchase of travel-related keywords, to generate traffic to their websites. Our subsidiaries obtain a significant amount of traffic via search engines and, therefore, utilize techniques such as search engine optimization (“SEO”) and search engine marketing (“SEM”) to improve their placement in relevant search queries. Search engines, including Google, frequently update and change the logic that determines the placement and display of results of a user’s search, such that the purchased or algorithmic placement of links to our subsidiaries’ websites can be negatively affected. Moreover, a search engine could, for competitive or other purposes, alter its search algorithms or results causing our subsidiaries’ websites to place lower in search query results. If a major search engine changes its algorithms in a manner that negatively affects our subsidiaries’ paid or unpaid search ranking, or if competitive dynamics impact the effectiveness of SEO or SEM in a negative manner, our business and financial performance would be adversely affected, potentially to a material extent. Furthermore, our subsidiaries’ failure to successfully manage their SEO and SEM strategies could result in a substantial decrease in traffic to their websites, as well as increased costs if our subsidiaries were to replace free traffic with paid traffic.

In addition, to the extent that Google (including Google + Local and Google Hotel Finder) and Bing (including Bing Travel), or other leading search or metasearch engines that have a significant presence in TripAdvisor’s key markets, disintermediate online travel agencies or travel content providers by offering comprehensive travel planning or shopping capabilities, or refer those leads to suppliers directly, or to other favored partners, there could be a material adverse impact on TripAdvisor’s business and financial performance. For example, during 2011, Google completed its acquisition of flight search technology company ITA Software and separately made changes to its hotel search results, including both expanding and promoting the use of Google + Local. To the extent these actions have a negative effect on TripAdvisor’s search traffic, whether on desktop, tablet or mobile devices, our business and financial performance could be adversely affected.

TripAdvisor relies on a relatively small number of significant advertisers and any reduction in spending by or loss of those advertisers could seriously harm its business.

TripAdvisor derives a substantial portion of its revenue from a relatively small number of significant advertisers. For example, for the year ended December 31, 2014, TripAdvisor’s two most significant advertising partners, Expedia and Priceline (and their subsidiaries), accounted for a combined 46% of its total revenue. If any of its significant advertisers were to cease or significantly curtail advertising on TripAdvisor’s websites, TripAdvisor could experience a rapid decline in its revenue over a relatively short period of time.

TripAdvisor’s success depends upon the acceptance, and successful measurement, of online advertising as an alternative to offline advertising.

The long-term growth of TripAdvisor’s business will depend heavily on the continued acceptance of online advertising as an alternative or supplement to offline advertising and the increase in the percentage of the advertising market allocated to online advertising which may not happen in a manner or to the extent that it currently expects. TripAdvisor competes with traditional media for advertising dollars, in addition to websites with higher levels of traffic. If online advertising ceases to be an acceptable alternative or supplement to offline advertising then its business, financial condition and results of operations will be negatively impacted.

Because the online marketing industry is relatively new and rapidly evolving, it uses different methods than traditional media to gauge its effectiveness. The adoption of Internet advertising, particularly by those entities that have historically relied upon traditional media for advertising, requires the acceptance of a new way of conducting business, exchanging information and evaluating new advertising and marketing technologies and services. As a result, TripAdvisor is continually evaluating changes to aspects of its business model to keep pace with the expectations of users and advertisers, and these changes may not yield the benefits it expects. In particular, it is dependent on its clients’ adoption of new metrics to measure the success of online marketing campaigns.

In addition, if advertisers materially change their transaction attribution models or their return on investment calculations and/or increase their return on investment targets with respect to online advertising in general, or TripAdvisor traffic in particular, they might reduce the prices they are willing to pay for TripAdvisor’s advertising products, which would have an adverse effect on our business, financial condition and results of operations.

Growth in the use of devices other than personal computers may negatively affect TripAdvisor’s revenue and financial results.

In general, TripAdvisor’s content was originally designed for users accessing the Internet on a desktop or laptop computer. The number of people who access the Internet through devices other than personal computers, such as mobile phones, smartphones, handheld computers such as notebooks and tablets, video game consoles and television set top devices, has increased substantially in the last few years and TripAdvisor anticipates that the rate of use of these computing devices will continue to grow. The lower resolution, functionality and memory associated with some of these alternative devices make the use of TripAdvisor’s products and services through such devices much more difficult and versions of its products and services developed for these devices may not be compelling to users.  Although the substantial majority of users of alternative computing devices also access and engage with TripAdvisor’s websites on personal computers and/or tablets, TripAdvisor’s users could decide to increasingly access its products primarily through alternative computing devices. TripAdvisor has developed services and applications to address limitations of these smaller devices and its advertising revenue continues to grow, however, TripAdvisor monetizes users of alternative computing devices at a lower rate compared to users who access its websites through personal computers.

Declines or disruptions in the economy in general and the travel industry in particular could adversely affect TripAdvisor’s businesses and financial performance.

TripAdvisor’s businesses and financial performance are affected by the health of the global economy generally as well as the worldwide travel industry in particular. Travel expenditures are sensitive to personal and business discretionary spending levels and tend to decline or grow more slowly during economic downturns. Decreased travel expenditures could reduce the demand for our services, thereby causing a reduction in revenue.

The global economy may be adversely impacted by a number of negative economic developments including defaults on government debt, significant increases in fuel and energy costs, tax increases and other matters that could reduce discretionary spending, continued tightening of credit markets, further declines in consumer confidence, and policy missteps. These conditions could have a material adverse impact on our business and financial performance.

TripAdvisor relies on the value of its brand and consumer trust in its brand. If TripAdvisor is not able to maintain and enhance its brand, or if events occur that damage its reputation and brand, TripAdvisor’s business may be harmed.

TripAdvisor believes that the TripAdvisor brand has contributed significantly to its success and that maintaining and enhancing its brand is critical to expanding its base of users, creating content and attracting advertisers. As a result, TripAdvisor invests significantly in brand marketing including, most recently, television. TripAdvisor expects these investments to continue, or even increase, as a result of a variety of factors, including increased spending from competitors, the increasing costs of supporting multiple brands, expansion into geographies and products where its brands are less well known, inflation in media pricing, and the continued emergence and relative traffic share growth of search engines as destination sites for travelers. Such efforts may not maintain or enhance consumer awareness of its brands and, even if TripAdvisor is successful in its branding efforts, such efforts may not be cost-effective or as efficient as they have been historically. If TripAdvisor is unable to maintain or enhance consumer awareness of its brands or to generate demand in a cost-effective manner, it would have a material adverse effect on our business and financial performance.

TripAdvisor receives significant media coverage in its various geographic markets. Unfavorable publicity regarding, for example, TripAdvisor’s privacy practices, product changes, the accuracy of user-generated content, product quality, litigation or regulatory activity could adversely affect its reputation with its site users and its advertisers. Such negative publicity also could have an adverse effect on the size, engagement, and loyalty of TripAdvisor’s user base and result in decreased revenue, which could adversely affect its business and financial results.

Intense competition could reduce TripAdvisor’s market share and harm its financial performance.

The market for the services TripAdvisor offers is intensely competitive. TripAdvisor faces competition from a number of different sources and many of its competitors have significantly greater and more diversified resources than TripAdvisor does and may be able to leverage other aspects of their business to enable them to compete more effectively against it. More specifically:

•

TripAdvisor currently faces competition from travel service providers such as major hotel companies, airlines and rental car companies, many of which have their own websites to which they drive business. For example, several major hotel companies launched an online hotel reservation service with a stated goal of driving consumers directly to their brand websites thereby reducing the share received by online travel agents. They may also attempt to improve their competitive position by offering lower room rates, better room availability or additional features or amenities through this reservation service than are available through services like TripAdvisor’s.

•

TripAdvisor currently faces competition from online travel agents, such as Expedia and Priceline (and their subsidiaries), and this competition may increase to the extent that these online travel agents accumulate and develop a comprehensive offering of travel-related reviews and resources. The barriers to entry for these companies may be limited given their access to travel-related information and relationships with consumers.

•

TripAdvisor faces increased competition from the large search engines and social networking sites, companies, such as Google and Facebook, or other companies, which competition will only increase should they chose to compete more directly with it in the travel review space, and create commercially valuable online content at significant scale. For example, Google + Local, with its aggregated reviews and local recommendations, competes with TripAdvisor and Google’s access to more comprehensive data regarding user search queries through its search algorithms gives it a significant competitive advantage over other companies in the industry, including TripAdvisor. In addition, if significant numbers of users adopt Facebook’s newly released Graph Search to get travel recommendations, it could have the effect of reducing traffic and user engagement on TripAdvisor.

•	TripAdvisor also faces competition from travel agencies, wholesalers and travel operators as well as operators of travel industry reservation databases such as Galileo, Travelport, Amadeus and Sabre.
•	In addition, TripAdvisor competes with newspapers, magazines and other traditional media companies that provide offline and online advertising opportunities.
•

For TripAdvisor’s vacation rental business, TripAdvisor also faces competition from several companies, including HomeAway and Airbnb, some of whom have a larger inventory of rooms available than TripAdvisor does.

•

For TripAdvisor’s restaurant reservation and attractions business, the competition is not as consolidated as it is for other areas of its business; however, TripAdvisor faces competition from certain companies like OpenTable in the United States.

Many of TripAdvisor’s competitors have significantly greater financial, technical, marketing and other resources compared to it and have expertise in developing online commerce and facilitating Internet traffic as well as large client bases. TripAdvisor expects to face additional competition as other established and emerging companies enter the travel advertising market. Certain of the companies it does business with, including some of its click-based advertising partners, are also its competitors. The consolidation of TripAdvisor’s competitors and partners, including Expedia (through its investment in Trivago) and Priceline (through its acquisition of Kayak and OpenTable), may affect its relative competitiveness and its partner relationships. Competition and consolidation could result in higher traffic acquisition costs, reduced margins on TripAdvisor’s advertising services, loss of market share, reduced customer traffic to its websites and reduced advertising by travel companies on its websites. For example, Google (through its launch of Google Hotel Finder, evolution and expansion of Google + Local and preferred top placement of Places results in Google organic travel search results) and Microsoft’s Bing (through its launch of Bing Travel), have each taken steps to appeal more directly to travel customers, which could lead to diversion of customer traffic to their own websites or those of a favored partner, or undermine TripAdvisor’s ability to obtain prominent placement in paid or unpaid search results at a reasonable cost, or at all. Competition in TripAdvisor’s industry may result in pricing pressure, loss of market share or decreased member engagement, any of which could adversely affect our business and financial performance.

TripAdvisor is regularly subject to claims, suits, government investigations, and other proceedings that may result in adverse outcomes.

TripAdvisor is regularly subject to claims, suits, and government investigations involving competition, intellectual property, privacy, consumer protection, tax, labor and employment, commercial disputes, content generated by its users, goods and services offered by advertisers or publishers using its platforms, and other matters. The sale of hardware products also exposes TripAdvisor to the risk of product liability and other litigation involving assertions about product defects, as well as health and safety, hazardous materials usage, and other environmental concerns. In addition, TripAdvisor’s businesses face intellectual property litigation, as further discussed later, that exposes it to the risk of exclusion and cease and desist orders, which could limit its ability to sell products and services.

Such claims, suits, and government investigations are inherently uncertain and their results cannot be predicted with certainty. Regardless of the outcome, any of these types of legal proceedings can have an adverse impact on TripAdvisor because of legal costs, diversion of management resources, and other factors. Determining reserves for TripAdvisor’s pending litigation is a complex, fact-intensive process that requires significant judgment. It is possible that a resolution of one or more such proceedings could result in substantial fines and penalties that could adversely affect TripAdvisor’s business, consolidated financial position, results of operations, or cash flows in a particular period. These proceedings could also result in reputational harm, criminal sanctions, consent decrees, or orders preventing TripAdvisor from offering certain features, functionalities, products, or services, requiring a change in TripAdvisor’s business practices or product recalls or other field action, or requiring development of non-infringing or otherwise altered products or technologies. Any of these consequences could adversely affect its business and results of operations.

TripAdvisor may be subject to claims that it violated intellectual property rights of others, which claims are extremely costly to defend and could require it to pay significant damages and limit its ability to operate.

Companies in the Internet and technology industries, and other patent and trademark holders seeking to profit from royalties in connection with grants of licenses, own large numbers of patents, copyrights, trademarks and trade secrets and frequently enter into litigation based on allegations of infringement or other violations of intellectual property rights. TripAdvisor has received in the past, and may in the future receive, notices that claim it has misappropriated or misused other parties’ intellectual property rights. Any intellectual property claim against TripAdvisor, regardless of merit, could be time consuming and expensive to settle or litigate and could divert management’s attention and other resources. These claims also could subject TripAdvisor to significant liability for damages and could result in TripAdvisor having to stop using technology or content found to be in violation of another party’s rights. TripAdvisor might be required or may opt to seek a license for rights to intellectual property held by others, which may not be available on commercially reasonable terms, or at all. Even if a license is available, TripAdvisor could be required to pay significant royalties, which would increase its operating expenses. TripAdvisor may also be required to develop alternative non-infringing technology, or content, which could require significant effort and expense and make it less competitive in the relevant market. Any of these results could harm our business and financial performance.

TripAdvisor is dependent upon the quality of traffic in its network to provide value to online advertisers, and any failure in its quality control could have a material adverse effect on the value of its websites to its advertisers and adversely affect its revenue.

TripAdvisor uses technology and processes to monitor the quality of and to identify any anomalous metrics associated with, the Internet traffic that it delivers to online advertisers. These metrics may be indicative of low quality clicks such as non-human processes, including robots, spiders or other software; the mechanical automation of clicking; and other types of invalid clicks or click fraud. Even with such monitoring in place, there is a risk that a certain amount of low-quality traffic, or traffic that online advertisers deem to be invalid, will be delivered to such online advertisers. As a result, TripAdvisor may be required to credit amounts owed to it by its advertisers. Furthermore, low-quality or invalid traffic may be detrimental to TripAdvisor’s relationships with advertisers, and could adversely affect its advertising pricing and revenue.

TripAdvisor relies on assumptions and estimates and data from third parties to calculate certain of its key metrics, and real or perceived inaccuracies in such metrics may harm TripAdvisor’s reputation and negatively affect our business.

Certain key metrics, such as the number of TripAdvisor’s active users, unique visitors, total traffic and number of reviews and opinions, are calculated, in some cases, using internal company data and, in other cases, relying on data from third parties. While these numbers are based on what TripAdvisor believes to be reasonable calculations for the applicable periods of measurement, there are inherent challenges in measuring usage and user engagement across its large user base around the world. For example, a single person or user may have multiple accounts or browse the internet on multiple browsers, some mobile applications automatically contact TripAdvisor’s servers for regular updates with no user action and TripAdvisor is not able to capture user information on all of its platforms. As such, the calculations of TripAdvisor’s active users and unique visitors may not accurately reflect the number of people actually using its platforms. In addition, TripAdvisor’s measures of user growth and user engagement may differ from estimates published by third parties or from similar metrics of its competitors due to differences in methodologies utilized by TripAdvisor and the third parties for which it relies on this data.

TripAdvisor is continually seeking to improve its ability to estimate these key metrics. TripAdvisor regularly reviews and adjusts its processes for calculating internal metrics to improve their accuracy. If TripAdvisor’s users, advertisers, partners and shareholders do not perceive its metrics to be accurate representations or if TripAdvisor discovers material inaccuracies in its user metrics, its reputation may be harmed. In which case, users may not use TripAdvisor’s products and services and advertisers and partners may be less willing to allocate their budgets to its products and services which could negatively affect TripAdvisor’s business and operating results.

Our subsidiaries rely on information technology to operate their business and maintain competitiveness, and any failure to adapt to technological developments or industry trends could harm our subsidiaries.

Our subsidiaries depend on the use of sophisticated information technologies and systems. As their operations grow in size and scope, they must continuously improve and upgrade their systems and infrastructure while maintaining or improving the reliability and integrity of their systems and infrastructure. Our subsidiaries’ future success also depends on their ability to adapt their services and infrastructure to meet rapidly evolving consumer trends and demands while continuing to improve the performance, features and reliability of their services in response to competitive service and product offerings. The emergence of alternative platforms such as smartphone and tablet computing devices and the emergence of niche competitors who may be able to optimize products, services or strategies for such platforms will require new investment in technology. New developments in other areas, such as cloud computing, could also make it easier for competition to enter their markets due to lower up-front technology costs. In addition, our subsidiaries may not be able to maintain their existing systems or replace or introduce new technologies and systems as quickly as they would like or in a cost-effective manner.

If TripAdvisor does not continue to innovate and provide tools and services that are useful to travelers, it may not remain competitive, and its business and financial performance could suffer.

TripAdvisor’s success depends in part on continued innovation to provide features and services that make its websites and smartphone and tablet computing applications useful for travelers. Its competitors are continually developing innovations in online travel-related services and features. As a result, TripAdvisor is continually working to improve its business model and user experience in order to drive user traffic and conversion dates. TripAdvisor can give no assurances that the changes it makes will yield the benefits it expects and will not have adverse impacts that TripAdvisor did not anticipate. If TripAdvisor is unable to continue offering innovative products and services and quality features that travelers want to use, existing users may become dissatisfied and use a competitor’s offerings and, it may be unable to attract additional users, which could adversely affect its business and financial performance.

New technologies could block TripAdvisor’s ads, which would harm its business.

TripAdvisor derives most of its revenue from fees paid to it by advertisers in connection with the display of ads on web pages for its users. Technologies have been developed that can block the display of online ads and that provide tools to users to opt out of some web-based advertising products. As a result, these technologies and tools could adversely affect its business and financial performance.

TripAdvisor’s culture emphasizes rapid innovation and prioritizes user engagement over short-term financial results.

TripAdvisor has a culture that encourages rapid development and release of new and improved products, which may at times result in unintended consequences or decisions that are poorly received by users or advertisers. TripAdvisor’s culture also prioritizes user engagement, or website “stickiness,” over short-term financial results. TripAdvisor has taken actions in the past and may continue to make product decisions going forward that have the effect of reducing its short-term revenue or profitability if it believes that the decisions benefit the aggregate user experience and/or conversion rates and CPC pricing, and will thereby improve its financial performance over the long-term. The short-term reductions in revenue or profitability could be more severe than TripAdvisor anticipates. These decisions may not produce the long-term benefits that TripAdvisor expects, in which case its user growth and engagement, its relationships with users and advertisers, and its business and results of operations could be harmed.

The online vacation rental market is rapidly evolving and if TripAdvisor fails to predict the manner in which the market develops, its business and prospects may suffer.

TripAdvisor offers vacation rental services through its U.S.-based FlipKey and Vacation Home Rentals and European-based Holiday Lettings and Niumba. The online vacation rental market is relatively new and rapidly evolving in many respects, including acceptance of the business model by travelers, property owners and property managers; from a business and marketing perspective as well as the regulatory environment. TripAdvisor operates in various disparate jurisdictions and markets and has limited insight into trends that may develop in those markets and may affect its business. Since TripAdvisor began offering such services, there have been and continue to be significant business, marketing and regulatory developments. Operating in new and untested jurisdictions requires significant management attention and financial resources. TripAdvisor cannot assure that its expansion efforts will be successful, and the investment and additional resources required to establish operations and manage growth may not produce the desired levels of revenue or profitability.

If TripAdvisor fails to attract and maintain a critical mass of vacation rental listings and travelers, its vacation rental marketplaces will become less valuable and this may have a negative impact on its business.

In TripAdvisor’s vacation rental business, revenue is generated when owners or managers of vacation rental properties pay TripAdvisor fees to list and market vacation rental properties to users who visit the websites comprising its marketplace, owners and/or travelers pay it fees upon booking a transaction and property managers pay TripAdvisor fees for email and telephone leads from potential travelers. As a result, TripAdvisor’s success in this area primarily depends on its ability to attract owners, managers, travelers and advertisers to its marketplace. If property owners and managers do not perceive the benefits of marketing their properties through TripAdvisor’s websites, or elect to list them with a competitor instead of listing with TripAdvisor, its volume of new listings and listing renewals may suffer. As a result, TripAdvisor may be unable to offer a sufficient supply and variety of vacation properties to attract travelers to its websites. A larger competitor already exists in the vacation rental space, with significantly more users and listed properties, and new competitors with significant financial resources are continually emerging.

Each of our company and TripAdvisor may have future capital needs and may not be able to obtain additional financing on acceptable terms.

In connection with the Trip Spin-Off, we have outstanding borrowings of $404 million at December 31, 2014, including PIK interest, under two margin loan agreements (the “Margin Loan Agreements”) entered into by our bankruptcy remote wholly-owned subsidiary (“TripSPV”). Borrowings under the Margin Loan Agreements are guaranteed solely by our company and secured by our ownership interest in TripAdvisor. All of our equity interests in TripAdvisor will be held through TripSPV. Because our primary asset consists of our equity interests in TripAdvisor and the Margin Loan Agreements prohibit, with limited exceptions, the incurrence of additional indebtedness by TripSPV, our company is very limited in its ability to incur additional financing (other than a contingent line of credit provided to our company by Liberty, pursuant to which our company is able to borrow up to $200 million under limited circumstances (the “Liberty Line of Credit”), and our cash reserves and limited operating cash flow may be insufficient to satisfy our financial obligations. In addition, the Margin Loan Agreements provide that, among other triggering events, if at any time the closing price per share of TripAdvisor common stock falls below certain minimum values, a partial repayment of the Margin Loans will be due and payable with respect to each such circumstance, together with accrued and unpaid interest and, during approximately the first two years of the term of the Margin Loan Agreements, a prepayment premium. If the company or TripSPV is unable to pay such amounts, the lenders may foreclose on the pledged stock of TripAdvisor that TripSPV holds and any other collateral that then secures TripSPV’s obligations under the Margin Loan Agreements, which would materially adversely affect our asset composition and financial condition as well as our access to capital on a going forward basis.

TripAdvisor is party to a term loan with a remaining principal of $300 million, as well as a revolving credit facility of $200 million at December 31, 2014. These arrangements may limit TripAdvisor’s ability to secure significant additional financing in the future on favorable terms, and its cash reserves and operating cash flow may be insufficient to satisfy its financial obligations under indebtedness outstanding from time to time. The ability of TripAdvisor to secure additional financing and satisfy its financial obligations under indebtedness outstanding from time to time will depend upon its future operating performance.

In addition, the availability of capital for our company and TripAdvisor will be subject to prevailing general economic and credit market conditions, including interest rate levels and the availability of credit generally, and financial, business and other factors, all of which are beyond the control of our company and TripAdvisor. In light of periodic uncertainty in the capital and credit markets, there can be no assurance that sufficient financing will be available on desirable terms, if at all, to fund investments, acquisitions, stock repurchases, dividends, debt refinancing or extraordinary actions or that counterparties in any such financings would honor their contractual commitments. If financing is not available when needed or is not available on favorable terms, TripAdvisor may be unable to issue or develop new or enhanced existing services, and both our company and TripAdvisor may be unable to complete acquisitions, repurchase equity or otherwise take advantage of business opportunities, any of which could have a material adverse effect on the business, financial condition and results of operations of our company and TripAdvisor. If we raise additional funds through the issuance of equity securities, our stockholders may experience significant dilution.

Further, if TripAdvisor raises additional funds through the issuance of equity securities, including as a result of the lack of availability of debt financing, our company may experience significant dilution.

TripAdvisor is also accumulating a greater portion of its cash flows in foreign jurisdictions than previously. The repatriation of such funds for use in the United States, including for corporate purposes such as acquisitions, stock repurchases, dividends or debt refinancings, may result in additional U.S. income tax expense and higher cost for such capital.

Each of our company and TripAdvisor has significant indebtedness, which could adversely affect its business and financial condition.

As discussed above, in connection with the Trip Spin-Off, we entered into the Margin Loan Agreements as the guarantor with TripSPV as the borrower, pursuant to which TripSPV has outstanding $404 million at December 31, 2014, including PIK interest. In addition, TripAdvisor is party to its own term loan with a remaining principal of $300 million and $200 million revolving credit facility at December 31, 2014. As a result of this significant indebtedness, each company may:

•	Experience increased vulnerability to general adverse economic and industry conditions;
•

Be required to dedicate a substantial portion of its available cash to make payments on its indebtedness, thereby reducing the availability of cash flow to fund working capital, capital expenditures, strategic acquisitions and investments and other general corporate purposes (and we further note that, in the case of our company, we have a limited amount of cash and do not have access to the cash of TripAdvisor as a result of the significant non-controlling interest in TripAdvisor);

•	Be handicapped in its ability to optimally capitalize and manage the cash flow for its businesses;
•	Be limited in its flexibility in planning for, or reacting to, changes in its businesses and the markets in which it operates;
•	Possibly be placed at a competitive disadvantage compared to its competitors that have less debt;
•	Be exposed to the risk of increased interest rates with respect to any variable rate portion of its indebtedness; and
•	Be limited in its ability to borrow additional funds or to borrow funds at rates or on other terms that it finds acceptable.

In addition, it is possible that each company may need to incur additional indebtedness in the future in the ordinary course of business. The terms of TripAdvisor’s outstanding indebtedness permit it to incur additional debt subject to certain limitations. If new debt is added to the current debt levels, the risks described above could intensify. In addition, TripSPV is prohibited from incurring additional indebtedness under the Margin Loan Agreements, and we expect our company to have limited capacity to incur indebtedness outside of TripSPV (other than with respect to the Liberty Line of Credit, which is only available under limited circumstances).

Although TripAdvisor has substantial cash flow from operations with which it may service its debt obligations, we have limited sources of cash and liquidity. Our initial cash balance is expected to enable us to fund our parent level operating expenses and debt service obligations for the next five years; however, we cannot assure you that we will not experience unexpected expenses or that we will have sufficient liquidity to fund our operations and service our direct debt obligations during those five years or thereafter. For additional information about our company’s ability to potentially service our direct debt obligations, see “We are a holding company, and we could be unable in the future to obtain cash in amounts sufficient to service our financial obligations or meet our other commitments.” and “We do not have access to the cash that TripAdvisor generates from its operating activities.” above. A description of TripAdvisor’s debt service obligations can be found in footnote 7 (Debt) to the Notes to Consolidated and Combined Financial Statements of TripAdvisor, Inc. for the period ended December 31, 2014 included herein under “Financials Statements.”

The agreements that govern TripAdvisor’s credit facility contain various covenants that limit its discretion in the operation of its businesses and require it to meet financial maintenance tests and other covenants. The failure to comply with such tests and covenants could have a material adverse effect on TripAdvisor. In addition, the Margin Loan Agreements contain various covenants that will restrict the activities of TripSPV.

TripAdvisor is party to a credit agreement providing for a revolving credit facility with a borrowing capacity of $200 million and a term of five years, as well as a five-year term loan with an original principal of $400 million term loan to its wholly-owned subsidiary, TripAdvisor Holdings, LLC. The agreements that govern the term loan and revolving credit facility contain various covenants, including those that limit TripAdvisor’s ability to, among other things:

•	Incur indebtedness;
•	Pay dividends on, redeem or repurchase its capital stock;
•	Enter into certain asset sale transactions, including partial or full spin-off transactions;
•	Enter into secured financing arrangements;
•	Enter into sale and leaseback transactions; and
•	Enter into unrelated businesses.

These covenants may limit TripAdvisor’s ability to optimally operate its business. In addition, TripAdvisor’s term loan and revolving credit facility require that it meets certain financial tests, including an interest coverage test and a leverage ratio test.

As discussed above, in connection with the Trip Spin-Off, we entered into the Margin Loan Agreements as the guarantor with TripSPV as the borrower, pursuant to which we borrowed $404 million, including PIK interest. The Margin Loan Agreements contain various covenants, including those that limit our ability to, among other things:

•	Incur indebtedness by TripSPV;
•	Enter into financing arrangements with respect to the stock of TripAdvisor; and
•	Cause TripSPV to enter into unrelated businesses or otherwise conduct business other than owning common stock or other shares of TripAdvisor.

In addition, as discussed above, the Margin Loan Agreements provide that, among other triggering events, if at any time the closing price per share of TripAdvisor common stock falls below certain minimum values, a partial repayment of the Margin Loans to certain specified amounts will be due and payable with respect to each such circumstance, together with accrued and unpaid interest and, during approximately the first two years of the term of the Margin Loan Agreements, a prepayment premium, and if the company or TripSPV is unable to pay such amounts, the lenders may foreclose on the pledged stock of TripAdvisor that TripSPV holds and any other collateral that then secures TripSPV’s obligations under the Margin Loan Agreements, which would materially adversely affect our asset composition and financial condition

Any failure to comply with the restrictions of TripAdvisor’s term loan and credit facility or the Margin Loan Agreements may result in an event of default under the agreements governing such facilities. Such default may allow the applicable creditors to accelerate the debt incurred thereunder. In addition, lenders may be able to terminate any commitments they had made to supply TripAdvisor with further funds (including periodic rollovers of existing borrowings). For additional information regarding the potential impact of the restrictions in these debt arrangements, see “Each of our company and TripAdvisor may have future capital needs and may not be able to obtain additional financing on acceptable terms.”

If TripAdvisor fails to manage its growth effectively, its brand, results of operations and business could be harmed.

TripAdvisor has experienced rapid growth in its headcount and operations, which places substantial demands on management and its operational infrastructure. TripAdvisor continues to make substantial investments in its technology, sales and marketing and community management organizations. As TripAdvisor continues to grow, it must effectively integrate, develop and motivate a large number of new employees, including employees in international markets, while maintaining the beneficial aspects of its company culture. If TripAdvisor does not manage the growth of its business and operations effectively, the quality of its platform and efficiency of its operations could suffer, which could harm its brand, results of operations and business.

TripAdvisor’s international operations involve additional risks and its exposure to these risks will increase as its business expands globally.

TripAdvisor operates in a number of jurisdictions outside of the United States and intends to continue to expand its international operations. To achieve widespread acceptance in new countries and markets, TripAdvisor must continue to tailor its services and business model to the unique circumstances of such countries and markets, which can be difficult, costly and divert management and personnel resources. Failure to adapt practices and models effectively to each country into which TripAdvisor expands could slow its international growth.

TripAdvisor has businesses operating in China, which create particular risks and uncertainties relating to the laws in China. The laws and regulations of China restrict foreign investment in areas including air-ticketing and travel agency services, Internet content provision, mobile communication and related businesses. Although TripAdvisor has established effective control of its Chinese businesses through a series of agreements, future developments in the interpretation or enforcement of Chinese laws and regulations or a dispute relating to these agreements could restrict its ability to operate or restructure these businesses or to engage in strategic transactions. The success of these businesses, and of any future investments in China, is subject to risks and uncertainties regarding the application, development and interpretation of China’s laws and regulations.

Other risks faced by TripAdvisor as a result of its international operations, including its operations in China, include:

•	Political instability;
•	Threatened or actual acts of terrorism;
•	Regulatory requirements, including the Foreign Corrupt Practices Act and U.K. Bribery Act, data privacy requirements, labor laws and anti-competition regulations;
•	Ability to comply with additional U.S. laws applicable to U.S. companies operating internationally as well as local laws and regulations;
•	Diminished ability to legally enforce contractual rights;
•	Increased risk and limits on enforceability of intellectual property rights;

•	Possible preferences by local populations for local providers;
•	Restrictions on, or adverse consequences related to, the withdrawal of non-U.S. investment and earnings;
•	Restrictions on repatriation of cash as well as restrictions on investments in operations in certain countries;
•	Financial risk arising from transactions in multiple currencies, as well as currency exchange restrictions;
•	Slower adoption of the Internet as an advertising, broadcast and commerce medium in certain of those markets as compared to the United States;
•	Difficulties in managing staff and operations due to distance, time zones, language and cultural differences; and
•	Uncertainty regarding liability for services, content and intellectual property rights, including uncertainty as a result of local laws and lack of precedent.

The loss of one or more of TripAdvisor’s key personnel, or its failure to attract and retain other highly qualified personnel in the future, could harm TripAdvisor’s business.

TripAdvisor’s future success depends upon the continued contributions of its senior corporate management and other key employees. In particular, the contributions of Stephen Kaufer, TripAdvisor’s President and Chief Executive Officer, are critical to its overall management. TripAdvisor cannot ensure that it will be able to retain the services of these individuals, and the loss of one or more of its key personnel could seriously harm its business. TripAdvisor does not maintain any key person life insurance policies.

In addition, competition remains intense for well-qualified employees in certain aspects of TripAdvisor’s business, including software engineers, developers, product management and development personnel, and other technology professionals. TripAdvisor’s continued ability to compete effectively depends on its ability to attract new employees and to retain and motivate existing employees. If TripAdvisor does not succeed in attracting well-qualified employees or retaining or motivating existing employees, its business would be adversely affected.

A failure to comply with current laws, rules and regulations or changes to such laws, rules and regulations and other legal uncertainties may adversely affect our subsidiaries or our financial performance.

Our subsidiaries’ business and financial performance could be adversely affected by unfavorable changes in or interpretations of existing laws, rules and regulations or the promulgation of new laws, rules and regulations applicable to us, our business and our subsidiaries, including those relating to the Internet and online commerce, Internet advertising, consumer protection and privacy. Unfavorable changes could decrease demand for products and services, limit marketing methods and capabilities, increase costs and/or subject us and/or our subsidiaries to additional liabilities.

For example, there is, and will likely continue to be, an increasing number of laws and regulations pertaining to the Internet and online commerce that may relate to liability for information retrieved from or transmitted over the Internet, online editorial and user-generated content, user privacy, behavioral targeting and online advertising, taxation, liability for third-party activities and the quality of products and services. Our subsidiaries’ current business partner arrangements with third parties, including Facebook, could be negatively impacted to the extent that more restrictive privacy laws or regulations are enacted, particularly in the United States or European Union. In addition, enforcement authorities in the United States continue to rely on their authority under existing consumer protection laws to take action against companies relating to data privacy and security practices. The growth and development of online commerce may prompt calls for more stringent consumer protection laws and more aggressive enforcement efforts, which may impose additional burdens on online businesses generally.

TripAdvisor also has been subject, and it will likely be subject in the future, to inquiries from time to time from regulatory bodies concerning compliance with consumer protection, competition, tax and travel industry-specific laws and regulations. The failure of its businesses to comply with these laws and regulations could result in fines and/or proceedings against TripAdvisor by governmental agencies and/or consumers, which if material, could adversely affect its business, financial condition and results of operations. Further, if such laws and regulations are not enforced equally against other competitors in a particular market, TripAdvisor’s compliance with such laws may put it at a competitive disadvantage vis-à-vis competitors who do not comply with such requirements.

The promulgation of new laws, rules and regulations, or the new interpretation of existing laws, rules and regulations, in each case that restrict or otherwise unfavorably impact the ability or manner in which TripAdvisor provides services could require it to change certain aspects of its business, operations and commercial relationships to ensure compliance, which could decrease demand for services, reduce revenue, increase costs and/or subject the company to additional liabilities.

TripAdvisor’s effective tax rate is impacted by a number of factors that could have a material impact on our financial results and could increase the volatility of those results.

Due to the global nature of its business, TripAdvisor is subject to income taxes in the United States and other foreign jurisdictions. In the event TripAdvisor incurs net income in certain jurisdictions but incurs losses in other jurisdictions, it generally cannot offset the income from one jurisdiction with the loss from another, which could increase its effective tax rate. Furthermore, significant judgment is required to calculate TripAdvisor’s worldwide provision for income taxes. In the ordinary course of its business there are many transactions and calculations where the ultimate tax determination is uncertain. By virtue of TripAdvisor’s previously filed separate company and consolidated income tax returns with Expedia, TripAdvisor is routinely under audit by federal, state and foreign taxing authorities. Although TripAdvisor believes its tax estimates are reasonable, the final determination of audits could be materially different from its historical income tax provisions and accruals. The results of an audit could have a material effect on TripAdvisor’s financial position, results of operations, or cash flows in the period or periods for which that determination is made.

Additionally, TripAdvisor earns an increasing portion of its income, and accumulates a greater portion of cash flow, in foreign jurisdictions which it considers indefinitely reinvested. Any repatriation of funds currently held in foreign jurisdictions may result in higher effective tax rates and incremental cash tax payments. In addition, there have been proposals to amend U.S. tax laws that would significantly impact the manner in which U.S. companies are taxed on foreign earnings. Although we cannot predict whether or in what form any legislation will pass, if enacted, it could have a material adverse impact on TripAdvisor’s U.S. tax expense and cash flows.

TripAdvisor cannot be sure that its intellectual property is protected from copying or use by others, including potential competitors.

TripAdvisor’s websites rely on content, brands and technology, much of which is proprietary. TripAdvisor protects its proprietary content, brands and technology by relying on a combination of trademarks, copyrights, trade secrets, patents and confidentiality agreements. In connection with its license agreements with third parties, TripAdvisor seeks to control access to, and the use and distribution of, proprietary technology, content and brands. Even with these precautions, it may be possible for another party to copy or otherwise obtain and use TripAdvisor’s proprietary technology, content or brands without authorization or to develop similar technology, content or brands independently. Effective intellectual property protection may not be available in every jurisdiction in which its services are made available, and policing unauthorized use of its intellectual property is difficult and expensive. Therefore, in certain jurisdictions, TripAdvisor may be unable to protect its intellectual property adequately against unauthorized third-party copying or use, which could adversely affect its business or ability to compete. TripAdvisor cannot be sure that the steps it has taken will prevent misappropriation or infringement of its intellectual property. Any misappropriation or violation of TripAdvisor’s rights could have a material adverse effect on our business. Furthermore, TripAdvisor may need to go to court or other tribunals to enforce its intellectual property rights, to protect its trade secrets or to determine the validity and scope of the proprietary rights of others. These proceedings might result in substantial costs and diversion of resources and management attention. TripAdvisor’s failure to protect its intellectual property in a cost-effective or effective manner could have a material adverse effect on its business and ability to protect its technology, content and brands.

TripAdvisor currently licenses from third parties and incorporates the technologies and content into its websites. As TripAdvisor continues to introduce new services that incorporate new technologies and content, it may be required to license additional technology or content. TripAdvisor cannot be sure that such technology or content will be available on commercially reasonable terms, if at all.

TripAdvisor is subject to foreign exchange risk.

TripAdvisor conducts a significant and growing portion of its business outside the United States. As a result, TripAdvisor faces exposure to movements in currency exchange rates, particularly those related to the Euro, British pound sterling, Singapore dollar, Australian dollar and Chinese renminbi. These exposures include, but are not limited to re-measurement gains and losses from changes in the value of foreign denominated assets and liabilities; translation gains and losses on foreign subsidiary financial results that are translated into U.S. dollars upon consolidation; and planning risk related to changes in exchange rates between the time TripAdvisor prepares its annual and quarterly forecasts and when actual results occur.

Depending on the size of the exposures and the relative movements of exchange rates, if TripAdvisor were to choose not to hedge or were to fail to hedge effectively its exposure, TripAdvisor could experience a material adverse effect on its financial statements and financial condition. As seen in some recent periods, in the event of severe volatility in exchange rates, the impact of these exposures can increase, and the impact on results of operations can be more pronounced. In addition, the current environment and the increasingly global nature of TripAdvisor’s business have made hedging these exposures both more complex and costly. TripAdvisor hedges certain short-term foreign currency exposures with the purchase of forward exchange contracts. These hedge contracts only help mitigate the impact of changes in foreign currency rates that occur during the term of the related contract period and carry risks of counter-party failure. There can be no assurance that its hedges will have their intended effects.

System interruption and the lack of redundancy in some of its internal information systems may harm our subsidiaries’ business.

Our subsidiaries rely on computer systems to deliver content and services. Our subsidiaries have experienced, and may in the future experience, system interruptions that make some or all of these systems unavailable or prevent them from efficiently fulfilling orders or providing content and services to users and third parties. Significant interruptions, outages or delays in internal systems, or systems of third parties that they rely upon or deterioration in the performance of any such systems, would impair our subsidiaries’ ability to process transactions or display content and decrease the quality of the services they offer to users. These interruptions could include security intrusions and attacks on their systems for fraud or service interruption (called “denial of service” or “bot” attacks). If our subsidiaries were to experience frequent or persistent system failures, their business, reputations and brand could be harmed.

In addition, our subsidiaries’ backup systems and disaster recovery, business continuity or contingency plans for certain critical aspects of their operations or business processes may not be sufficient. Many other systems are not fully redundant and their disaster recovery or business continuity planning may not be sufficient. Fire, flood, power loss, telecommunications failure, break-ins, earthquakes, acts of war or terrorism, acts of God, computer viruses, electronic intrusion attempts from both external and internal sources and similar events or disruptions may damage or impact or interrupt computer or communications systems or business processes at any time. Although our subsidiaries have put measures in place to protect certain portions of their facilities and assets, any of these events could cause system interruption, delays and loss of critical data, and could prevent them from providing content and services to users, travelers and/or third parties for a significant period of time. Remediation may be costly and our subsidiaries may not have adequate insurance to cover such costs. Moreover, the costs of enhancing infrastructure to attain improved stability and redundancy may be time consuming and expensive and may require resources and expertise that are difficult to obtain.

Our subsidiaries’ processing, storage and use of personal information and other data exposes them to risks stemming from external and internal security breaches and failure to comply with governmental regulation, which could give rise to liabilities.

There are numerous laws regarding privacy and the storing, sharing, use, processing, disclosure and protection of personal information and other consumer data, the scope of which is changing, subject to differing interpretations, and may be inconsistent between countries or conflict with other rules. Our subsidiaries strive to comply with all applicable laws, policies, legal obligations and industry codes of conduct relating to privacy and data protection. Any failure or perceived failure by our subsidiaries to comply with their privacy policies, privacy-related obligations to users or other third parties, or privacy-related legal obligations, or any compromise of security that results in the unauthorized release or transfer of personally identifiable information or other user data, may result in governmental enforcement actions, litigation or public statements that could harm their reputation and cause their customers and members to lose trust in them, which could have an adverse effect on their businesses, brand, market share and results of operations.

The regulatory framework for privacy issues worldwide is currently in flux and is likely to remain so for the foreseeable future. Practices regarding the collection, use, storage, transmission and security of personal information by companies operating over the Internet have recently come under increased public scrutiny. The U.S. Congress and federal agencies, including the Federal Trade Commission and the Department of Commerce, are reviewing the need for greater regulation for the collection and use of information concerning consumer behavior on the Internet. U.S. courts are also considering the applicability of existing federal and state statutes, including computer trespass and wiretapping laws, to the collection and exchange of information online. In addition, the European Union is finalizings reforms to its existing data protection legal framework, which may result in a greater compliance burden for companies, including our subsidiaries, with users in Europe and increased costs of compliance.

Potential security breaches to our subsidiaries’ systems, whether resulting from internal or external sources, could significantly harm our business. A party, whether internal or external, that is able to circumvent their security systems could misappropriate user information or proprietary information or cause significant interruptions in their operations. In the past, our subsidiaries have experienced “denial-of-service” type attacks on their systems that have made portions of their websites unavailable for short periods of time as well as unauthorized access of their systems and data. In addition, TripAdvisor has acquired a number of companies over the years and may continue to do so in the future. While TripAdvisor makes significant efforts to address any information technology security issues with respect to its acquisitions, it may still inherit such risks when it integrates the acquired businesses. Our subsidiaries may need to expend significant resources to protect against security breaches or to investigate and address problems caused by breaches, and reductions in website availability could cause a loss of substantial business volume during the occurrence of any such incident. Because the techniques used to sabotage security change frequently, often are not recognized until launched against a target and may originate from less regulated and remote areas around the world, our subsidiaries may be unable to proactively address these techniques or to implement adequate preventive measures. Security breaches could result in negative publicity, damage to reputation, exposure to risk of loss or litigation and possible liability due to regulatory penalties and sanctions. Security breaches could also cause users and potential users to lose confidence in their security, which would have a negative effect on the value of their brands. Failure to adequately protect against attacks or intrusions, whether for their own systems or systems of vendors, could expose our subsidiaries to security breaches that could have an adverse impact on financial performance.

Our subsidiaries also face risks associated with security breaches affecting third parties conducting business over the Internet. For example, much of TripAdvisor’s business is conducted with third party marketing affiliates, which may generate travel reservations through its infrastructure or through its systems. In addition, our subsidiaries frequently use third parties to process credit card payments. A security breach at such third party could be perceived by consumers as a security breach of our subsidiaries’ systems and could result in negative publicity, damage our subsidiaries’ reputation, expose them to risk of loss or litigation and possible liability and subject them to regulatory penalties and sanctions. In addition, such third parties may not comply with applicable disclosure requirements, which could expose our subsidiaries to liability.

Investment in new business strategies and acquisitions could disrupt TripAdvisor’s ongoing business and present risks not originally contemplated.

TripAdvisor has invested, and in the future may invest, in new business strategies or acquisitions. Such endeavors may involve significant risks and uncertainties, including distraction of management from current operations, greater than expected liabilities and expenses, inadequate return of capital, and unidentified issues not discovered in its investigations and evaluations of those strategies and acquisitions. We may decide to make minority investments, including through joint ventures, in which it has limited or no management or operational control. The controlling person in such a case may have business interests, strategies or goals that are inconsistent with TripAdvisor’s, and decisions of the company or venture in which TripAdvisor invested may result in harm to its reputation or adversely affect the value of its investment. Further, TripAdvisor may issue shares of its common stock in these transactions, and as a result our company may experience significant dilution.

If the businesses TripAdvisor has acquired or invested in do not perform as expected or TripAdvisor is unable to effectively integrate acquired businesses, its operating results and prospects could be harmed.

TripAdvisor has acquired a number of businesses in the past, and its future growth may depend, in part, on future acquisitions, any of which could be material to its financial condition and results of operations. Certain financial and operational risks related to acquisitions that may have a material impact on TripAdvisor’s business are:

•

Use of cash resources and incurrence of debt and contingent liabilities in funding acquisitions may limit other potential uses of its cash, including stock repurchases, dividend payments and retirement of outstanding indebtedness;

•	Amortization expenses related to acquired intangible assets and other adverse accounting consequences;
•	Expected and unexpected costs incurred in identifying and pursuing acquisitions, and performing due diligence on potential acquisition targets that may or may not be successful;
•	Diversion of management’s attention or other resources from its existing business;
•	Difficulties and expenses in integrating the operations, products, technology, privacy protection systems, information systems or personnel of the acquired company;
•	Costs associated with litigation or other claims relating to the acquired company;
•	Impairment of relationships with employees, suppliers and affiliates of its business and the acquired business;
•	The assumption of known and unknown debt and liabilities of the acquired company;
•	Failure of the acquired company to achieve anticipated traffic, revenue, earnings or cash flows or to retain key management or employees;
•	Failure to generate adequate returns on acquisitions and investments;
•	Entrance into markets in which TripAdvisor has no direct prior experience and increased complexity in its business;
•	Impairment of goodwill or other intangible assets such as trademarks or other intellectual property arising from acquisitions; and
•	Adverse market reaction to acquisitions.

Moreover, TripAdvisor relies heavily on the representations and warranties provided to it by the sellers of acquired companies, including as they relate to creation, ownership and rights in intellectual property and compliance with laws and contractual requirements. TripAdvisor’s failure to address these risks or other problems encountered in connection with past or future acquisitions and investments could cause it to fail to realize the anticipated benefits of such acquisitions or investments, to incur unanticipated liabilities and to harm its business generally.

No assurance can be made that we will be successful in integrating any acquired businesses.

Our subsidiaries may grow through acquisitions in selected markets. Integration of new businesses may present significant challenges, including: realizing economies of scale in programming and network operations; eliminating duplicative overhead; and integrating networks, financial systems and operational systems. No assurance can be made that, with respect to any acquisition, we will realize anticipated benefits or successfully integrate any acquired business with our existing operations. In addition, while we intend to implement appropriate controls and procedures as we integrate acquired companies, we may not be able to certify as to the effectiveness of these companies’ disclosure controls and procedures or internal control over financial reporting (as required by U.S. federal securities laws and regulations) until we have fully integrated them.

Future sales of shares of TripAdvisor’s or our common stock in the public market, or the perception that such sales may occur, may depress its or our stock price.

For the period ended December 31, 2014, the average daily trading volume of TripAdvisor’s common stock on Nasdaq was approximately 2.2 million shares. If its stockholders were to sell substantial amounts of TripAdvisor’s common stock in the public market, the market price of its common stock and hence our common stock could decrease significantly. The perception in the public market that TripAdvisor’s existing stockholders or our stockholders might sell shares of common stock could also depress the trading price of our common stock. For example, sales of or hedging transactions, such as collars, in our shares by our Chairman of the Board or any of our other directors or executive officers could cause a perception in the marketplace that our stock price (and hence TripAdvisor’s stock price) has peaked or that adverse events or trends have occurred or may be occurring at our company or TripAdvisor. This perception could result notwithstanding any personal financial motivation for these insider transactions. In addition, we have the right to require TripAdvisor to file registration statements covering TripAdvisor shares we own or to include TripAdvisor shares in registration statements that it may file for itself or other stockholders. A decline in the price of shares of TripAdvisor’s common stock or our common stock might impede its or our ability to raise capital through the issuance of additional equity securities.

The seasonality of our subsidiary BuySeasons places increased strain on its operations.

The net revenue of BuySeasons in recent years indicates that its business is seasonal due to a higher volume of sales in certain months or calendar quarters or related to holiday shopping. BuySeasons earns approximately half of its revenue from the sale of costumes in September and October leading up to Halloween. If the vendors for BuySeasons’ business are not able to provide popular products in sufficient amounts such that BuySeasons fails to meet customer demand, it could significantly affect its revenue and future growth. If too many customers access the websites of BuySeasons within a short period of time due to increased demand, its business may experience system interruptions that make its websites unavailable or prevent them from efficiently fulfilling orders, which may reduce the volume of goods it sells and the attractiveness of its products and services. In addition, BuySeasons may be unable to adequately staff its fulfillment and customer service centers during these peak periods and delivery and other third party shipping (or carrier) companies may be unable to meet the seasonal demand.

Factors Relating to the Trip Spin-Off

We may have a significant indemnity obligation to Liberty if the Trip Spin-Off is treated as a taxable transaction.

In connection with the Trip Spin-Off, Liberty received a ruling from the IRS (“the Ruling”) and an opinion of tax counsel, in each case to the effect that the Trip Spin-Off will qualify as a tax-free transaction to Liberty and to the holders of its Liberty Ventures common stock under Section 355, Section 368(a)(1)(D) and related provisions of the Code.  Although the Ruling is generally binding on the IRS, the Ruling does not address certain requirements necessary to obtain tax-free treatment to Liberty and the holders of its Liberty Ventures common stock as a result of the IRS’s ruling policy with respect to transactions under Section 355 of the Code (and instead is based upon representations made by Liberty that these requirements have been satisfied), and the continuing validity of the Ruling is subject to the accuracy of representations and factual statements made by Liberty to the IRS.  Further, an opinion of tax counsel is not binding on the IRS or the courts, and the conclusions expressed in such opinion could be challenged by the IRS, and a court could sustain such challenge. In October 2014, the IRS completed its examination of the Trip Spin-Off and notified Liberty that it agreed with the nontaxable characterization of the transaction. Liberty expects to execute a Closing Agreement with the IRS documenting this conclusion in 2015. If, however, it is determined, for whatever reason, that the Trip Spin-Off does not qualify for tax-free treatment, Liberty and/or the holders of its Liberty Ventures common stock could incur significant tax liabilities.

Prior to the Trip Spin-Off, we entered into a tax sharing agreement with Liberty.  Under this agreement, Liberty is generally responsible for any taxes and losses resulting from the failure of the Trip Spin-Off to qualify as a tax-free transaction; however, we are required to indemnify Liberty for any taxes and losses which (i) result primarily from, individually or in the aggregate, the breach of certain covenants made by us (applicable to actions or failures to act by our company and our subsidiaries following the completion of the Trip Spin-Off), or (ii) result from the application of Section 355(e) of the Code to the Trip Spin-Off as a result of the treatment of the Trip Spin-Off as part of a plan (or series of related transactions) pursuant to which one or more persons acquire, directly or indirectly, a 50-percent or greater interest (measured by either vote or value) in the stock of our company or any successor corporation.  Our indemnification obligations to Liberty are not limited in amount or subject to any cap.  If we are required to indemnify Liberty for taxes and losses resulting from the failure of the Trip Spin-Off to qualify as tax-free, we may be subject to substantial liabilities, which could materially adversely affect our financial position.

To preserve the tax-free treatment of the Trip Spin-Off, we may determine to forego certain transactions that might have otherwise been advantageous to our company, including certain asset dispositions or other strategic transactions for some period of time following the Trip Spin-Off.  In addition, our indemnity obligation related to the Trip Spin-Off under the tax sharing agreement might discourage, delay or prevent a change of control transaction for some period of time following the Trip Spin-Off.

We may incur material costs as a result of our separation from Liberty.

We will incur costs and expenses not previously incurred as a result of our separation from Liberty. These increased costs and expenses may arise from various factors, including financial reporting, costs associated with complying with the federal securities laws (including compliance with the Sarbanes-Oxley Act of 2002), tax administration and human resources related functions. Although Liberty Media will continue to provide many of these services for us under the services agreement, we cannot assure you that the services agreement will continue or that these costs will not be material to our business.

Prior to the Trip Spin-Off, we were not an independent company and we may be unable to make, on a timely or cost-effective basis, the changes necessary to operate as an independent company.

Prior to the Trip Spin-Off, our business was operated by Liberty as part of its broader corporate organization, rather than as an independent company. Liberty’s senior management oversaw the strategic direction of our businesses and Liberty (directly and through its services agreement with Liberty Media) performed various corporate functions for us, including, but not limited to:

•	selected human resources related functions;
•	tax administration;
•	selected legal functions (including compliance with the Sarbanes-Oxley Act of 2002), as well as external reporting;
•	treasury administration, investor relations, internal audit and insurance functions; and
•	selected information technology and telecommunications services.

Following the Trip Spin-Off, neither Liberty nor any of its affiliates have any obligation to provide these functions to us other than those services that will be provided by Liberty Media pursuant to the services agreement between us and Liberty Media. If, once our services agreement terminates, we do not have in place our own systems and business functions, we do not have agreements with other providers of these services or we are not able to make these changes cost effectively, we may not be able to operate our business effectively and our profitability may decline. If Liberty Media does not continue to perform effectively the services that are called for under its services agreement with us, we may not be able to operate our business effectively after the Trip Spin-Off.

Our company has overlapping directors and officers with Liberty, Liberty Media and LBC, which may lead to conflicting interests.

As a result of the Trip Spin-Off, the September 2011 separation of Starz from Liberty and Liberty Media’s spin-off of LBC, most of our executive officers also serve as executive officers of Liberty, Liberty Media and LBC and there are overlapping directors. None of the foregoing companies has any ownership interest in any of the others. Our executive officers and members of our company’s board of directors have fiduciary duties to our stockholders. Likewise, any such persons who serve in similar capacities at Liberty, Liberty Media or LBC have fiduciary duties to that company’s stockholders. For example, there may be the potential for a conflict of interest when our company, Liberty, Liberty Media or LBC looks at acquisitions and other corporate opportunities that may be suitable for each of them. Therefore, such persons may have conflicts of interest or the appearance of conflicts of interest with respect to matters involving or affecting more than one of the companies to which they owe fiduciary duties. Moreover, most of our company’s directors and officers own Liberty, Liberty Media and LBC stock and equity awards.  These ownership interests could create, or appear to create, potential conflicts of interest when the applicable individuals are faced with decisions that could have different implications for our company, Liberty, Liberty Media and/or LBC. Any potential conflict that qualifies as a “related party transaction” (as defined in Item 404 of Regulation S-K) is subject to review by an independent committee of the applicable issuer’s board of directors in accordance with its corporate governance guidelines. Each of our company and LBC have renounced their rights to certain business opportunities and each company’s  restated certificate of incorporation contains provisions deeming directors and officers not in breach of their fiduciary duties in certain cases for directing a corporate opportunity to another person or entity (including Liberty, Liberty Media and LBC) instead of such company. Any other potential conflicts that arise will be addressed on a case-by-case basis, keeping in mind the applicable fiduciary duties owed by the executive officers and directors of each issuer. From time to time, we may enter into transactions with Liberty, Liberty Media or LBC and/or their subsidiaries or other affiliates. There can be no assurance that the terms of any such transactions will be as favorable to our company, Liberty, Liberty Media, LBC or any of their respective subsidiaries or affiliates as would be the case where there is no overlapping officer or director.

Our inter-company agreements were negotiated while we were a subsidiary of Liberty.

We entered into a number of inter-company agreements covering matters such as tax sharing and our responsibility for certain liabilities previously undertaken by Liberty for certain of our businesses. In addition, we entered into a services agreement with Liberty Media pursuant to which it provides to us certain management, administrative, financial, treasury, accounting, tax, legal and other services, for which we will pay Liberty Media a services fee. The terms of all of these agreements were established while we were a wholly owned subsidiary of Liberty, and hence may not be the result of arms’ length negotiations. Although we believe that the negotiations with Liberty Media were at arms’ length, the persons negotiating on behalf of Liberty Media also serve as officers of Liberty, as described above. We believe that the terms of these inter-company agreements are commercially reasonable and fair to all parties under the circumstances; however, conflicts could arise in the interpretation or any extension or renegotiation of the foregoing agreements after the Trip Spin-Off.

Factors Relating to our Common Stock and the Securities Market

Our stock price may be disproportionately affected by the results of operations of TripAdvisor and developments in its business.

The fair value of our investment in TripAdvisor, on an as-converted basis, was approximately $2.3 billion as of December 31, 2014, which, prior to the Trip Spin-Off, represented a large portion of the total market value of Liberty’s Liberty Ventures tracking stock, as a whole, and, following the Trip Spin-Off, represents an even larger portion of our total market value. The Liberty Ventures tracking stock historically traded at times somewhat in tandem with TripAdvisor’s common stock. As a result of the Trip Spin-Off, our stock price may move in tandem with the TripAdvisor stock price to a greater degree than the Liberty Ventures common stock did prior to the Trip Spin-Off, with the result that our stock price may be disproportionately affected by the results of operations of TripAdvisor and developments in its business.

If we are unable to satisfy the requirements of Section 404 of the Sarbanes-Oxley Act of 2002, or our internal control over financial reporting is not effective, the reliability of our financial statements may be questioned and our stock price may suffer.

Section 404 of the Sarbanes-Oxley Act of 2002 requires any company subject to the reporting requirements of the U.S. securities laws to do a comprehensive evaluation of its and its consolidated subsidiaries’ internal control over financial reporting. To comply with this statute, we are required to document and test our internal control procedures; our management is required to assess and issue a report concerning our internal control over financial reporting; and our independent auditors are required to issue an opinion on management’s assessment of those matters. Our compliance with Section 404 of the Sarbanes-Oxley Act will first be tested in connection with the filing of our Annual Report on Form 10-K for the fiscal year ending December 31, 2015. The rules governing the standards that must be met for management to assess our internal control over financial reporting are complex and require significant documentation, testing and possible remediation to meet the detailed standards under the rules. During the course of its testing, our management may identify material weaknesses or deficiencies which may not be remedied in time to meet the deadline imposed by the Sarbanes-Oxley Act. If our management cannot favorably assess the effectiveness of our internal control over financial reporting or our auditors identify material weaknesses in our internal controls, investor confidence in our financial results may weaken, and our stock price may suffer.

It may be difficult for a third party to acquire us, even if doing so may be beneficial to our stockholders.

Certain provisions of our certificate of incorporation and bylaws may discourage, delay or prevent a change in control of our company that a stockholder may consider favorable. These provisions include the following:

•

authorizing a capital structure with multiple series of common stock: a Series B that entitles the holders to ten votes per share, a Series A that entitles the holders to one vote per share and a Series C that, except as otherwise required by applicable law, entitles the holders to no voting rights;

•	authorizing the issuance of “blank check” preferred stock, which could be issued by our board of directors to increase the number of outstanding shares and thwart a takeover attempt;
•	classifying our board of directors with staggered three-year terms beginning in 2015, which may lengthen the time required to gain control of our board of directors;
•	limiting who may call special meetings of stockholders;
•	prohibiting stockholder action by written consent, thereby requiring all stockholder actions to be taken at a meeting of the stockholders;
•	establishing advance notice requirements for nominations of candidates for election to our board of directors or for proposing matters that can be acted upon by stockholders at stockholder meetings;
•

requiring stockholder approval by holders of at least 80% of our voting power or the approval by at least 75% of our board of directors with respect to certain extraordinary matters, such as a merger or consolidation of our company, a sale of all or substantially all of our assets or an amendment to our certificate of incorporation; and

•

the existence of authorized and unissued stock which would allow our board of directors to issue shares to persons friendly to current management, thereby protecting the continuity of its management, or which could be used to dilute the stock ownership of persons seeking to obtain control of us.

In addition, Gregory B. Maffei, our President and Chief Executive Officer and a director on our board, beneficially owns shares representing the power to direct approximately 27% of the aggregate voting power in our company, due to his beneficial ownership of approximately 95% of the outstanding shares of our Series B common stock as of February 28, 2015.

Holders of a single series of our common stock may not have any remedies if an action by our directors has an adverse effect on only that series of our common stock.

Principles of Delaware law and the provisions of our certificate of incorporation may protect decisions of our board of directors that have a disparate impact upon holders of any single series of our common stock. Under Delaware law, the board of directors has a duty to act with due care and in the best interests of all of our stockholders, including the holders of all series of our common stock. Principles of Delaware law established in cases involving differing treatment of multiple classes or series of stock provide that a board of directors owes an equal duty to all common stockholders regardless of class or series and does not have separate or additional duties to any group of stockholders. As a result, in some circumstances, our directors may be required to make a decision that is viewed as adverse to the holders of one series of our common stock. Under the principles of Delaware law and the business judgment rule, holders may not be able to successfully challenge decisions that they believe have a disparate impact upon the holders of one series of our stock if our board of directors is disinterested and independent with respect to the action taken, is adequately informed with respect to the action taken and acts in good faith and in the honest belief that the board is acting in the best interest of all of our stockholders.

Item 1B.  Unresolved Staff Comments

None.

Item 2.  Properties.

In connection with the Trip Spin-Off, a wholly owned subsidiary of Liberty Media entered into a facilities sharing agreement with TripCo, pursuant to which TripCo shares office facilities with Liberty Media, Liberty and Liberty Broadband Corporation located at 12300 Liberty Boulevard, Englewood, Colorado.

TripAdvisor did not legally own any real estate as of December 31, 2014. TripAdvisor currently leases approximately 119,000 square feet for its corporate headquarters in Newton, Massachusetts, pursuant to a lease agreement with an expiration date of April 2015. TripAdvisor is currently in the process of negotiating an extension of the lease until mid-2015. In addition, in June 2013, TripAdvisor entered into an additional lease for an approximately 280,000 square foot rental building which will be built in Needham, Massachusetts by the lessor and will serve as its new corporate headquarters in conjunction with the expiration of its current lease. The transition to the new corporate headquarters is expected to be completed by mid-2015. TripAdvisor also leases an aggregate of approximately 470,000 square feet at approximately 40 other locations across North America, Europe and Asia Pacific, primarily for its sales offices, subsidiary headquarters and international management teams, pursuant to lease agreements with expiration dates through November 2024.

BuySeasons has its corporate headquarters and maintains warehouse operations in New Berlin, Wisconsin. BuySeasons leases its 468,745 square foot facility for its headquarters and warehouse operations pursuant to a non-cancelable operating lease agreement which expires in July 2026.

Item 3.  Legal Proceedings

In the ordinary course of its business, our subsidiary TripAdvisor and its subsidiaries are party to legal proceedings and claims arising out of their operations. These matters may relate to claims involving alleged infringement of third-party intellectual property rights, defamation, taxes, regulatory compliance and other claims. There are no other material pending legal proceedings or claims to which we or our subsidiaries are party or of which any of our property is the subject. There may be claims or actions pending or threatened against us or our subsidiaries of which we are currently not aware and the ultimate disposition of which would have a material adverse effect on us.

Item 4.  Mine Safety Disclosures

Not applicable.

PART II

Item 5.    Market for Registrant's Common Equity and Related Stockholder Matters of Equity Securities.

Market Information

Our Series A and Series B common stock have been outstanding since August 2014.   Each series of our common stock trades on the Nasdaq Global Select Market.  The following table sets forth the range of high and low sales prices of shares of our common stock for the year ended December 31, 2014, for the periods they were outstanding.

	Liberty TripAdvisor Holdings, Inc.
	Series A		Series B
	High	Low	High	Low
2014
Third quarter (after August 27, 2014)	$38.39	32.46	42.00	35.44
Fourth quarter	$34.04	23.91	35.44	19.64

Holders

As of February 28, 2015, there were approximately 1,410 and 67 record holders of our Series A and Series B common stock, respectively.  The foregoing numbers of record holders do not include the number of stockholders whose shares are held nominally by banks, brokerage houses or other institutions, but include each such institution as one shareholder.

Dividends

We have not paid any cash dividends on our common stock, and we have no present intention of so doing.  Payment of cash dividends, if any, in the future will be determined by our board of directors in light of our earnings, financial condition and other relevant considerations.

Securities Authorized for Issuance Under Equity Compensation Plans

Information required by this item is incorporated by reference to our definitive proxy statement for our 2015 Annual Meeting of stockholders.

Item 6.    Selected Financial Data.

The following tables present selected historical information relating to our financial condition and results of operations for the past five years.  The following data should be read in conjunction with our consolidated financial statements.

	December 31,
	2014	2013	2012	2011	2010
Summary Balance Sheet Data:	(amounts in millions)
Cash and cash equivalents	$509	354	369	1	2
Investments in available for sale securities and other cost investments	$31	188	99	—	—
Investment in affiliates(1)	$—	—	—	183	—
Intangible assets not subject to amortization	$5,510	5,292	5,267	46	46
Intangible assets subject to amortization, net	$831	908	1,158	2	1
Total assets	$7,381	7,089	7,205	350	90
Long-term debt	$664	300	343	1	—
Deferred income tax liabilities, noncurrent	$821	853	972	—	3
Total stockholders' equity	$897	1,208	1,279	329	66
Noncontrolling interest	$4,450	4,373	4,340	—	—

	Years ended December 31,
	2014	2013 (1)	2012 (1)	2011	2010
Summary Statement of Operations Data:	(amounts in millions, except per share amounts)
Revenue	$1,329	1,034	165	155	157
Operating income (loss)	$68	(17)	(54)	—	12
Interest Expense, including related party	$(13)	(12)	(1)	—	—
Share of earnings (losses) of affiliates	$—	—	38	1	—
Gains (losses) on transactions, net (1)	$—	(1)	1,088	—	—
Other, net	$(11)	—	—	—	—
Net earnings (loss) attributable to Liberty TripAdvisor Holdings, Inc. shareholders	$(22)	(7)	983	12	12
Basic net earnings (loss) attributable to Liberty TripAdvisor Holdings, Inc. stockholders per common share:
Series A and Series B common stock (2)	$(0.30)	(0.10)	13.35	0.16	0.17
Diluted earnings (loss) attributable to Liberty TripAdvisor Holdings, Inc. stockholders per common share:
Series A and Series B common stock (2)	$(0.30)	(0.10)	13.35	0.16	0.17

(1)

During May 2012, TripCo sold approximately 8.5 million shares of TripAdvisor for cash proceeds of $338 million. The sale resulted in a $288 million gain recorded in gain (losses) on transactions, net, based on the average cost of those shares, in the statement of operations.  On December 11, 2012, we acquired approximately 4.8 million additional shares of common stock of TripAdvisor (an additional 4% equity ownership interest), for $300 million, along with the right to control the vote of the shares of TripAdvisor’s common stock and class B common stock we own. Following the transaction we own approximately 22% of the equity and 57% of the total votes of all classes of TripAdvisor common stock. As we now control TripAdvisor, we applied the applicable purchase accounting guidance and recorded a gain on the transaction of $800 million on our ownership interest held prior to the transaction, recognized in the gain (loss) on transactions, net line in the consolidated statements of operations. See note 4 of the accompanying consolidated financial statements for further details on the purchase price allocation.

(2)

Liberty issued 73,685,924 common shares, which is the aggregate number of shares of Series A and Series B common stock outstanding upon the completion of the Trip Spin-Off on August 27, 2014.  The same number of shares is being used for both basic and diluted earnings per share for all periods prior to the date of the Trip Spin-Off as no Company equity awards were outstanding prior to the Trip Spin-Off.

Item 7.  Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis provides information concerning our results of operations and financial condition. This discussion should be read in conjunction with our accompanying consolidated financial statements and the notes thereto.

Overview

During October 2013, the Board of Directors of Liberty Interactive Corporation and its subsidiaries (“Liberty”) authorized a plan to distribute to the stockholders of Liberty’s Liberty Ventures common stock shares of a wholly-owned subsidiary Liberty TripAdvisor Holdings, Inc. (“TripCo” or the “Company”) which holds the subsidiaries TripAdvisor, Inc. (“TripAdvisor”) and BuySeasons, Inc. which includes the retail businesses BuyCostumes.com and Celebrate Express (“BuySeasons”) (the “Trip Spin-Off”). The transaction was completed on August 27, 2014 and was effected as a pro-rata dividend of shares of TripCo to the stockholders of Series A and Series B Liberty Ventures common stock of Liberty. The Trip Spin-Off is intended to be tax-free and has been accounted for at historical cost due to the pro rata nature of the distribution to shareholders of Liberty Ventures common stock.

The financial information represents a combination of the historical results of TripAdvisor and BuySeasons as discussed in note 1 in the accompanying consolidated financial statements. These financial statements refer to the combination of TripAdvisor and BuySeasons as “TripCo,” “the Company,” “us,” “we” and “our” in the notes to the consolidated financial statements. All significant intercompany accounts and transactions have been eliminated in the consolidated financial statements.

Our “Corporate and Other” category includes our interest in BuySeasons and corporate expenses.

Strategies and Challenges

Executive Summary

Our results prior to December 11, 2012 were largely dependent on the operating performance of BuySeasons. In 2013 and future periods, results for TripCo have been and will be largely dependent upon the operating performance of TripAdvisor. Therefore, the executive summary below contains the strategies and challenges of TripAdvisor for an understanding of the business objectives of TripAdvisor, our most significant operating business. In addition, we have included challenges and strategies related to BuySeasons.

Strategies and Challenges Related to TripAdvisor

TripAdvisor’s financial results are currently principally dependent on its ability to drive click-based advertising revenue. TripAdvisor is investing in areas of potential click-based revenue growth, including Instant Booking, international expansion and innovations in the mobile user experience. TripAdvisor is also investing in display-based advertising, Business Listings, Vacation Rentals, Restaurants and Attractions.  As the largest online travel website, based on comScore Media Metrix for TripAdvisor Sites, worldwide, December 2014, TripAdvisor is an attractive marketing channel for advertisers—including hotel chains, independent hoteliers, online travel agencies, destination marketing organizations, and other travel-related and non-travel related product and service providers—who seek to sell their products and services to its large user base. The key drivers of click-based and display-based advertising revenue are described below, as well as a summary of key growth areas and the current trends impacting the business.

Key Drivers of Click-Based Advertising Revenue

For the years ended December 31, 2014, 2013 and 2012, 70%, 74% and 77%, respectively, of TripAdvisor’s total revenue came from TripAdvisor’s core cost-per-click, or CPC, based lead generation product. The key drivers of TripAdvisor’s click-based advertising revenue include the growth in monthly unique hotel shoppers and revenue per hotel shopper.

Hotel shoppers:    TripAdvisor believes total traffic growth, or growth in monthly visits from unique visitors, is reflective of TripAdvisor’s overall brand growth. TripAdvisor tracks and analyzes sub-segments of traffic and their correlation to revenue generation and utilizes hotel shoppers as an indicator of revenue growth. The term “hotel shoppers” is used to refer to visitors who view either a listing of hotels in a city or a specific hotel page. The number of hotel shoppers tends to vary based on seasonality of the travel industry and general economic conditions, as well as other factors outside of TripAdvisor’s control. Given these factors, as well as the trend towards increased usage on mobile devices (for which usage trends continue to evolve) and international growth, quarterly and annual hotel shopper growth is difficult to forecast. Unique hotel shoppers increased 17% and 35% for the years ended December 31, 2014 and 2013, respectively. The deceleration of hotel shopper growth for the year ended December 31, 2014 is primarily due to high hotel shopper growth from search engine optimization (“SEO”) for the year ended December 31, 2013, which provides for a challenging comparative. Increasing the number of hotel shoppers on TripAdvisor’s sites remains a top strategic priority.

Revenue per hotel shopper:  Revenue per hotel shopper is designed to measure how effectively TripAdvisor converts hotel shoppers into revenue and is made up of these three factors – the number of monthly unique hotel shoppers, the rate of conversion of a hotel shopper to a paid click and the price per click TripAdvisor received. Conversion on the TripAdvisor site is primarily driven by three factors: merchandising, commerce coverage and choice. TripAdvisor defines merchandising as the number and location of ads that are available on a page; TripAdvisor defines commerce coverage as whether a client can take an online booking for a particular property; and TripAdvisor defines choice as the number of clients available for any given property. Hotel shoppers visiting via mobile generally convert to a paid click at a lower rate than hotel shoppers visiting via personal computer or tablet. Cost per click is the effective CPC that online travel agencies and hoteliers are willing to pay for a hotel shopper lead, by participating in a competitive bidding process which determines the CPC price paid. CPC’s are generally lower in emerging international markets as well as on mobile, given the use case and form factor of those devices. Revenue per hotel shopper increased 7% for the years ended December 31, 2014 compared to 2013 and decreased by 13% for the year ended December, 31, 2013 in comparison to 2012. The increase in 2014 compared to 2013 is largely due to the implementation of hotel metasearch completed in June of 2013, which has resulted in higher CPC pricing paid by TripAdvisor’s partners, due to higher quality clicks being delivered, offset by relatively lower rates of hotel shopper conversion. Other factors that can impact revenue per hotel shopper include the device and IP addresses from which users access TripAdvisor and the IP address of the user. In TripAdvisor’s experience, hotel shoppers visiting on mobile devices generally exhibit a lower rate of conversion, monetize at a significantly lower rate than hotel shoppers visiting via personal computer or tablet and emerging international destinations tend to have lower CPCs associated with them. A growing percentage of TripAdvisor’s hotel shoppers are using mobile; this trend will create pressure on the revenue per hotel shopper metric, particularly if TripAdvisor fails to realize the opportunities it anticipates with the transition to more mobile users.

Key Drivers of Display-Based Advertising Revenue

For the years ended December 31, 2014, 2013 and 2012, approximately 11%, 13% and 12%, respectively, of TripAdvisor’s total revenue came from its display-based advertising product. The key drivers of TripAdvisor’s display-based advertising revenue include the growth in number of impressions, or the number of times an ad is displayed on TripAdvisor’s site, and the revenue received for such impressions measured in cost per thousand impressions, or CPM (or pricing). TripAdvisor’s number of impressions sold increased 19% and 34% for the years ended December 31, 2014 and 2013, respectively, which has typically correlated to TripAdvisor’s hotel shopper growth rates, while pricing over the same period decreased 1% and 5%, respectively.

Key Growth Areas

TripAdvisor continues to invest in areas of potential growth, including TripAdvisor’s content and community, product innovation and international expansion.

Content & Community.  TripAdvisor is an online community in which travelers share their experiences with the rest of the community. Establishing and reinforcing that sense of community is a key competitive advantage for TripAdvisor and is a component of its long-term strategic growth plan. As a result, TripAdvisor continues to look for ways to make it easier for users to enjoy a more personalized and social travel planning experience when planning their perfect trip on TripAdvisor and to share their experiences (including by leveraging social features across devices and platforms).

Mobile.    Improving TripAdvisor’s products and engaging its community on devices other than personal computers, in particular mobile phones, are key priorities that TripAdvisor believes are critical to maintaining and growing its user base over the long term. As of December 31, 2014, TripAdvisor’s mobile apps reached nearly 175 million downloads and average monthly unique visitors via smartphone and tablet devices grew over 60% year-over-year from 87 million to 140 million. TripAdvisor anticipates that the rate of growth in mobile visitors will continue to exceed the growth rate of its overall unique monthly visitors, and that an increasing proportion of users will use mobile devices to access the full range of services available on TripAdvisor’s sites. TripAdvisor expects to continue to commit resources to improve the features, functionality and commercialization of its mobile websites and applications.

Business Listings.    TripAdvisor’s Business Listings product enable hotel and accommodation owners to buy placement for pertinent information on TripAdvisor, bringing them closer to potential customers and thereby increasing awareness, engagement, and potentially, direct bookings. In the year ended December 31, 2014, TripAdvisor grew its Business Listings customer base 18% to 81,000 subscribers. TripAdvisor continues to expand its sales force and improve features to grow its subscriber base

Vacation Rentals.    In the year ended December 31, 2014, TripAdvisor grew its Vacation Rental property inventory 19% to more than 650,000 properties, driven by strong listings growth in its free-to-list model. TripAdvisor offers individual property owners and property managers the ability to list using a free-to-list, commission-based structure or a subscription-based fee option and TripAdvisor believes its highly-engaged and motivated user community creates a competitive advantage in this market.

Restaurants & Attractions. More than half of TripAdvisor’s users are not hotel shoppers as they visit TripAdvisor without navigating to pages that contain a listing of hotels in a city or a specific hotel’s page. TripAdvisor has information and user-generated content on 2.4 million restaurants, and more than 500,000 tours and attractions in 147,000 destinations throughout the world. TripAdvisor believes it has a unique opportunity to monetize its community of these non-hotel shoppers looking for places to eat and things to do. With the acquisitions of Lafourchette for online restaurant reservations and Viator for online bookable tours and attractions, TripAdvisor is attempting to match more users with more businesses on mobile and desktop.

Current Trends Affecting TripAdvisor’s Business

Increasing Competition.  The travel review industry and, more generally, the business of collecting and aggregating travel-related resources and information, continue to be increasingly competitive. In recent years, an increasing number of companies, such as search companies Google Inc. and Baidu.com, Inc. and several large online travel agencies, have begun to collect and aggregate travel information and resources. TripAdvisor plans to continue to invest in order to remain the leading source of travel reviews as well as continuing to enhance the content and user experience.

Increasing Use of Internet and Social Media to Access Travel Information. Commerce, information and advertising continue to migrate to the Internet and away from traditional media outlets. TripAdvisor believes that this trend will continue to create strategic growth opportunities, allowing TripAdvisor to attract new consumers and develop unique and effective advertising solutions. Consumers are increasingly using online social media channels, such as Facebook and Twitter, as a means to communicate and exchange information, including travel information and opinions. Over the years, TripAdvisor has made significant progress using social networking to leverage the expanding use of these channels and enhance traffic diversification and user engagement. TripAdvisor will continue to adapt its user experience in response to a changing Internet environment and usage trends.

Increasing Use of Devices Other than Personal Computers.  Consumers are increasingly using devices other than personal computers, such as mobile phones, smartphones, handheld computers such as notebooks and tablets, video game consoles and television set top devices to access the Internet. To address these demands, TripAdvisor continues to extend the platform to develop phone and tablet applications to deliver travel information and resources. Although the substantial majority of users of alternative computing devices also access and engage with TripAdvisor’s websites on personal computers and tablets where advertising is displayed, users could decide to increasingly access TripAdvisor products primarily through alternative computing devices.  TripAdvisor displays graphic advertising on smartphones; however, its mobile phone monetization strategies are still developing, as mobile phone monetization is significantly less than personal computer and tablet monetization. Mobile phone growth and development remains a key strategy and TripAdvisor will continue to invest and innovate in this growing platform to help it maintain and grow its user base, engagement and monetization over the long term.

Continued Reliance on Click-Based Advertising Revenue.  In recent years, the majority of TripAdvisor’s revenue growth resulted from higher click-based advertising revenue due to increased traffic across its websites and an increase in the volume of clicks on advertisers’ placements. Although click-based advertising revenue growth has generally been driven by traffic volume, a focus is maintained on the various factors that could impact revenue growth, including, but not limited to, the growth in hotel shoppers, CPC pricing fluctuations, the overall economy, the ability of advertisers to monetize traffic, the quality and mix of traffic to the websites and the quality and mix of traffic from advertising placements to advertisers, as well as advertisers’ evolving approach to transaction attribution models and return on investment targets. TripAdvisor monitors and regularly responds to changes in these factors in order to strategically improve the user experience, customer satisfaction and monetization in this dynamic environment.

Risks Associated with Transaction-Based Revenue.   TripAdvisor currently derives only a small percentage of its revenue from transaction-based offerings; however, these types of offerings create additional risk and expense.  Transaction revenue is derived from making online bookings available for, among other things, hotel rooms, vacation rentals and destination activities.  During the course of making these arrangements, TripAdvisor collects, uses, transmits and stores personal information and other consumer data.  The protection of this data is critically important to TripAdvisor.  An increasing number of websites, including the website operated by its subsidiary Viator, have reported compromises of its systems and the data stored within those systems. TripAdvisor relies on strong encryption, authentication and network perimeter security to effectively secure confidential information; however, despite TripAdvisor’s security measures, TripAdvisor’s brands’ information technologies and infrastructures may be vulnerable to cyber-attacks or security incidents due to system configurations, employee error, malfeasance or other vulnerabilities.   Advances in computer capabilities, new discoveries in the field of cryptography or other developments may result in the breach or compromise of the technology used by TripAdvisor to protect transaction data.  In the future, TripAdvisor expects to expend additional resources to enhance its security measures, protect against security breaches and/or to address problems caused by breaches. As TripAdvisor expands its transaction-based businesses, the challenges will become more difficult and the measures TripAdvisor must take to protect against them will become more costly.

Strategies and Challenges Related to BuySeasons

BuySeasons is engaged in the online costume and party supply business. In recent years, BuySeasons has faced increased competition from both internet companies and brick-and-mortar stores resulting in declining revenue and lower margins due primarily to increased marketing spend and discounting of products to drive sales. In order to try and reverse these adverse trends, BuySeasons management intends to improve its product offerings by changing its inventory mix and to change its marketing strategy to focus on more efficient marketing channels. In addition, BuySeasons has implemented cost-cutting measures across the organization, including warehouse operations, customer service and corporate expenses, to improve adjusted OIBDA margins.

Results of Operations—Consolidated

General.  We provide in the tables below information regarding our historical Consolidated Operating Results and Other Income and Expense, as well as information regarding the contribution to those items from our reportable segment. The “corporate and other” category consists of those assets or businesses which we do not disclose separately, such as BuySeasons. In addition, we provide a comparison of our historical results of operations for 2013 to pro forma results of operations for 2012 as if our acquisition of TripAdvisor had occurred as of January 1, 2012. For a more detailed discussion and analysis of the financial results of the principal reporting segment, see “Results of Operations—TripAdvisor” below.

Operating Results

	Years ended December 31,
	2014	2013	2012
	amounts in millions
Revenue
TripAdvisor	$1,246	945	36
Corporate and other	83	89	129
Consolidated TripCo	$1,329	1,034	165
Adjusted OIBDA
TripAdvisor	$468	379	8
Corporate and other	(26)	(18)	(7)
Consolidated TripCo	$442	361	1
Operating Income (Loss)
TripAdvisor	$101	8	(5)
Corporate and other	(33)	(25)	(49)
Consolidated TripCo	$68	(17)	(54)

Revenue.  Our consolidated revenue increased $295 million and $869 million for the years ended December 31, 2014 and 2013, respectively, as compared to the corresponding prior year periods. TripAdvisor revenue increased $301 million during the year ended December 31, 2014 when compared to the same period in 2013, primarily due to an increase in click-based advertising revenue of $174 million, an increase in display-based advertising of $21 million as well as growth in Vacation Rentals and other revenue related to the 2014 acquisitions of Lafourchette and Viator. The significant increase in revenue during 2013 was the result of the full year consolidation of TripAdvisor as compared to 20 days in 2012. Revenue for BuySeasons declined for the years ended December 31, 2014 and 2013, as compared to the corresponding prior periods, due primarily to increased market pressure and competition. Other costume retailers, both on-line and bricks-and-mortar retailers were more aggressive in marketing and promotions and BuySeasons inventory mix had become less compelling for consumers. For the year ended December 31, 2014, as compared to the prior year period, BuySeasons’ order volume decreased 10% and average order valued decreased by 8%. For the year ended December 31, 2013, as compared to the prior year period, order volume decreased 42%, which was partially offset by a 3% increase in average order value. BuySeasons expects in future periods to focus on better inventory offerings and spend marketing dollars in more efficient channels. See “Results of Operations—TripAdvisor” below for a more complete discussion of the results of operations of TripAdvisor.

Adjusted OIBDA.  We define Adjusted OIBDA as revenue less cost of sales, operating expenses and selling, general and administrative (“SG&A”) expenses (excluding stock compensation). Our chief operating decision maker and management team use this measure of performance in conjunction with other measures to evaluate our businesses and make decisions about allocating resources among our businesses. We believe this is an important indicator of the operational strength and performance of our businesses, including each business’s ability to service debt and fund capital expenditures. In addition, this measure allows us to view operating results, perform analytical comparisons and benchmarking between businesses and identify strategies to improve performance. This measure of performance excludes such costs as depreciation and amortization, stock-based compensation and restructuring and impairment charges that are included in the measurement of operating income pursuant to GAAP. Accordingly, Adjusted OIBDA should be considered in addition to, but not as a substitute for, operating income, net income, cash flow provided by operating activities and other measures of financial performance prepared in accordance with GAAP. See note 13 to the accompanying December 31, 2014 consolidated financial statements for a reconciliation of Adjusted OIBDA to earnings (loss) before income taxes.

Consolidated Adjusted OIBDA increased approximately $81 million and $360 million for the years ended December 31, 2014 and 2013, respectively, as compared to the corresponding prior year periods. Adjusted OIBDA in

TripAdvisor increased $89 million during the year ended December 31, 2014 when compared to the same period in 2013, due to an increase in revenue, partially offset by increased personnel, overhead costs, and other online traffic acquisition costs. The significant increase in Adjusted OIBDA during 2013 was the result of the full year consolidation of TripAdvisor offset slightly by declining results for BuySeasons. BuySeasons’ results have been in decline over the past two years. BuySeasons’ adjusted OIBDA declined for the years ended December 31, 2014 and 2013, as compared to the corresponding prior periods, primarily as a result of decreased revenue and declining product margin. Product margin was 21% in 2014, 22% in 2013 and 31% in 2012. The decline in product margin was the result of continued discounting of product to meet market pricing for costumes and sell through of aged inventory. Also negatively impacting BuySeasons Adjusted OIBDA in 2014 and 2013 were operating expenses, which, while remaining flat in absolute dollar terms, increased as a percentage of revenue from 11% in 2012 to 15% in 2013 and to 16% in 2014. Additionally, SG&A expenses increased 32% in 2014 and decreased 45% in 2013 but remained at approximately 18% of revenue for each period presented.

BuySeasons expects to continue to discount product prices in future periods to stay competitive with the overall market but anticipates some cost containment measures, related to the operation of a smaller business, which is expected to improve overall Adjusted OIBDA if these efforts are successful. We expect BuySeasons, based on growth projections and cost-containment initiatives, to be Adjusted OIBDA positive again within a few years. BuySeasons also recognized additional inventory adjustments of $3 million during the year ended December 31, 2012 as inventory continued to build as a result of decreased sales. See “Results of Operations—TripAdvisor” below for a more complete discussion of the results of operations of TripAdvisor.

Operating Income (Loss).  Our consolidated operating income increased $85 million and operating loss decreased $37 million for the years ended December 31, 2014 and 2013, respectively, as compared to the corresponding prior year periods. The significant increase in 2014 is related to the increase in revenue from TripAdvisor. The significant increase in 2013  was the result of the full year consolidation of TripAdvisor’s results offset by amortization related to intangibles recorded upon obtaining control of TripAdvisor. See “Results of Operations—TripAdvisor” below for a more complete discussion of the results of operations of TripAdvisor.

Other Income and Expense

Components of Other Income (Expense) are presented in the table below.

	Years ended December 31,
	2014	2013	2012
	(amounts in millions)
Interest expense (including related party)
TripAdvisor	$(11)	(10)	(1)
Corporate and other	(2)	(2)	—
Consolidated TripCo	$(13)	(12)	(1)
Share of earnings (losses) of affiliates
TripAdvisor	$—	—	—
Corporate and other	—	—	38
Consolidated TripCo	$—	—	38
Gains (losses) on transactions, net
TripAdvisor	$—	(1)	—
Corporate and other	—	—	1,088
Consolidated TripCo	$—	(1)	1,088
Other, net
TripAdvisor	$(11)	2	—
Corporate and other	—	—	33
Consolidated TripCo	$(11)	2	33

Interest expense.  Interest expense remained relatively flat for the year ended December 31, 2014 and increased $11 million for the year ended December 31, 2013, as compared to the corresponding prior year periods. The 2013 increase was primarily the result of the consolidation of TripAdvisor and the inclusion of the interest expense related to TripAdvisor’s debt. The 2012 interest expense reflects approximately one month of interest expense whereas 2013 includes a full year of interest expense in accordance with the consolidation of TripAdvisor during December 2012.

Share of earnings (losses) of affiliates.  During the fourth quarter of 2011, Expedia, Inc. completed the pro-rata spin-off of TripAdvisor, its former wholly owned subsidiary. During the second quarter of 2012 we disposed of approximately 8.5 million shares of TripAdvisor and then subsequently in the fourth quarter of 2012 we acquired approximately 5 million shares along with the right to control the vote of the shares of TripAdvisor’s common stock and Class B common stock. Following the transaction we own approximately 22% of the equity and 57% of the total votes of all classes of TripAdvisor common stock. As we now control TripAdvisor we ceased accounting for our investment using the equity method of accounting and consolidated TripAdvisor for the last 20 days of 2012. Share of earnings for TripAdvisor for the year ended December 31, 2012 only includes TripCo’s share of earnings in TripAdvisor through December 10, 2012.

Gains (losses) on transactions, net.    The net loss on transactions for the year ended December 31, 2013 primarily relates to losses on the disposal of certain TripAdvisor fixed assets. The gains on transactions for the year ended December 31, 2012 relate to our acquisition of a controlling interest in TripAdvisor, and a gain on the sale of TripAdvisor shares ($288 million) during the year ended December 31, 2012. In December 2012, as discussed above, we acquired an additional ownership interest in TripAdvisor and the right to vote our shares of its Class B common stock. The application of business combination accounting, as a result of the acquisition, for TripAdvisor required the recognition of an $800 million gain which was the difference between the fair value of our previously held interest in TripAdvisor and the carrying value of the same ownership interest.

Other, net.  For the year ended December 31, 2014 other, net primarily consisted of fluctuations in foreign exchange rates. During the year ended December 31, 2013 other, net primarily consisted of interest earned and amortization of discounts and premiums on TripAdvisor’s marketable securities. The increase in interest income in 2013 is primarily due to the fact that TripAdvisor began investing in marketable securities during the fourth quarter of 2012. The primary component of other, net for the year ended December 31, 2012 was the recognition of a gain on the impact of TripAdvisor issuing additional equity during the year, at an amount in excess of our per share investment, while TripAdvisor was accounted for as an equity method affiliate. TripAdvisor issued shares under an outstanding warrant agreement which generated additional paid in capital above the TripCo cost basis in the shares.

Income taxes.  Our income tax benefit (expense) for the years ended December 31, 2014, 2013 and 2012 was $(35) million, $55 million and $(124) million, respectively. During 2014, the Company incurred aggregate income tax expense related to an increase in its estimate of the state effective tax rate used to measure its net deferred tax liabilities, based on a change to the Company’s estimated state apportionment factors and an increase in its unrecognized tax benefits. This income tax expense was partially offset with income tax benefits for earnings in foreign jurisdictions taxed at rates lower than the 35% U.S. federal tax rate. The 2013 effective tax rate is greater than the U.S. federal income tax rate of 35% due primarily to a change in the corporate effective state tax rate for outstanding deferred tax liabilities and assets of TripCo due to a change in the apportionment of income to various states. The 2012 effective tax rate is less than the U.S. federal income tax rate of 35% due primarily to the consolidation of TripAdvisor in the current period that triggered a gain for accounting purposes but not for tax purposes offset slightly by a goodwill impairment which is not deductible for tax purposes.

Net earnings (loss).  We had a net loss of $22 million,  $7 million and net earnings of $983 million for the years ended December 31, 2014, 2013 and 2012, respectively. The change in net earnings was the result of the above-described fluctuations in our revenue, expenses and other gains and losses.

Liquidity and Capital Resources

As of December 31, 2014, substantially all of our cash and cash equivalents consist of cash on hand in global financial institutions, money market funds and marketable securities, with maturities of 90 days or less at the date purchased.

The following are potential sources of liquidity: available cash balances, proceeds from asset sales, monetization of our investments, outstanding or anticipated debt facilities, debt and equity issuances, and dividend and interest receipts.

As of December 31, 2014 TripCo had a cash balance of $509 million. Approximately $455 million of the cash balance is held at TripAdvisor. Although TripCo has a 57% voting interest in TripAdvisor, TripAdvisor is a separate public company with a significant non-controlling interest, as TripCo has only a 22% economic interest in TripAdvisor. Even though TripCo controls TripAdvisor through its voting interest and board representation, decision making with respect to using TripAdvisor’s cash balances must consider TripAdvisor’s minority holders. Accordingly, any potential distributions of cash from TripAdvisor to TripCo would generally be on a pro rata basis based on economic ownership interests. As of December 31, 2014, approximately $296 million of TripCo cash is held by TripAdvisor foreign subsidiaries. Cash in foreign subsidiaries is generally accessible but certain tax consequences may reduce the net amount of cash TripAdvisor is able to utilize for domestic purposes. Historically, TripAdvisor’s operating cash flows have been sufficient to fund its working capital requirements, capital expenditures and long term debt obligations and other financial commitments and are expected to be sufficient in future periods.

	Years ended
	December 31,
	2014	2013	2012
	(amounts in millions)
Cash flow information
Net cash provided (used) by operating activities	$365	336	(19)
Net cash provided (used) by investing activities	$(242)	(205)	425
Net cash provided (used) by financing activities	$40	(147)	(38)

During the year ended December 31, 2014, TripCo’s primary uses of cash were approximately $331 million to fund acquisitions by TripAdvisor, $348 million distribution to Liberty prior to the Trip Spin-Off and $90 million capital expenditures.  During the year ended December 31, 2013, TripCo’s primary uses of cash were approximately $145 million of shares repurchased by TripAdvisor, $107 million of net investments in short term investments and $60 million capital expenditures. These uses of cash were funded primarily with cash provided by operations.  During the year ended December 31, 2012, TripCo’s primary uses of cash were approximately $300 million to acquire a controlling interest in TripAdvisor which was funded with $338 million of cash proceeds from the sale of 8.5 million shares of TripAdvisor earlier in the year. Uses of cash in the prior years were related to the operations of BuySeasons including capital expenditures and debt repayments.

The projected use of TripCo’s corporate cash will be to primarily fund any operational cash deficits at BuySeasons and to pay a fee (not expected to exceed $4 million annually) to Liberty Media for providing certain services pursuant to the services agreement and the facilities sharing agreement. We anticipate that TripCo’s corporate cash balance (without other financial resources potentially available as discussed above) to be sufficient to maintain operations for approximately five years. The debt service costs of the Margin Loan Agreements described elsewhere are paid in kind and become outstanding principal. At the maturity of the Margin Loan Agreements, a number of options are available to satisfy the loan. TripAdvisor’s projected use of cash will primarily consist of repayments of interest and principal on the TripAdvisor Term Loan and Chinese credit facilities, payment of lease obligations, the repurchase of TripAdvisor common stock under TripAdvisor’s stock repurchase program approved in 2013 and potential investments or acquisitions in new or existing businesses.

Off-Balance Sheet Arrangements and Aggregate Contractual Obligations

We have contingent liabilities related to legal and tax proceedings and other matters arising in the ordinary course of business including potential tax obligations associated with certain transactions following the Trip Spin-Off. Although it is reasonably possible we may incur losses upon conclusion of such matters, an estimate of any loss or range of loss cannot be made. In the opinion of management, it is expected that amounts, if any, which may be required to satisfy such contingencies will not be material in relation to the accompanying consolidated financial statements.

Information concerning the amount and timing of required payments, both accrued and off-balance sheet, under our contractual obligations, excluding uncertain tax positions as it is undeterminable when payments will be made, is summarized below.

	Payments due by period
		Less than			After
	Total	1 year	2 - 3 years	4 - 5 years	5 years
	(amounts in millions)
Consolidated contractual obligations
Long-term debt(1)	$742	78	664	—	—
Interest payments(2)	$58	7	4	47	—
Operating lease obligations	$150	20	34	33	63
Build to suit lease obligation	$143	1	18	18	106
Total	$1,093	106	720	98	169

(1)

Amounts are stated at the face amount at maturity of our debt instruments. Amounts also include capital lease obligations. Amounts do not assume additional borrowings or refinancings of existing debt. The outstanding Chinese credit facility has been included as a current payment as the facility is short term in nature.

(2)

Amounts (i) are based on our outstanding debt at December 31, 2014, (ii) assume the interest rates on our variable rate debt remain constant at the December 31, 2014 rates and (iii) assume that our existing debt is repaid at maturity.

Critical Accounting Policies and Estimates

The preparation of our financial statements in conformity with GAAP requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Listed below are the accounting estimates that we believe are critical to our financial statements due to the degree of uncertainty regarding the estimates or assumptions involved and the magnitude of the asset, liability, revenue or expense being reported.

Recognition and Recoverability of Goodwill, Intangible and Long-lived Assets

We account for acquired businesses using the purchase method of accounting which requires that the assets acquired and liabilities assumed be recorded at the date of acquisition at their respective fair values. Any excess of the purchase price over the estimated fair values of the net assets acquired is recorded as goodwill. We test goodwill for impairment at the reporting unit level (operating segment or one level below an operating segment). Goodwill is allocated to our reporting units at the date the goodwill is initially recorded. Once goodwill has been allocated to the reporting units, it no longer retains its identification with a particular acquisition and becomes identified with the reporting unit in its entirety. Accordingly, the fair value of the reporting unit as a whole is available to support the recoverability of its goodwill.

Our non-financial instrument valuations are primarily comprised of our annual assessment of the recoverability of our goodwill and other nonamortizable intangibles, such as trademarks and our evaluation of the recoverability of our other long-lived assets upon certain triggering events and the initial recognition of such assets through the application of the purchase accounting method. If the carrying value of our definite lived intangible assets and long-lived assets exceeds their undiscounted cash flows, we are required to write the carrying value down to fair value. Any such writedown is included in impairment of long-lived assets in our consolidated statement of operations. A high degree of judgment is required to estimate the fair value of our long-lived assets. We may use quoted market prices, prices for similar assets, present value techniques and other valuation techniques to prepare these estimates. We may need to make estimates of future cash flows and discount rates as well as other assumptions in order to implement these valuation techniques. Due to the high degree of judgment involved in our estimation techniques, any value ultimately derived from our long-lived assets may differ from our estimate of fair value. As each of our operating segments has long-lived assets, this critical accounting policy affects the financial position and results of operations of each segment.

As of December 31, 2014, the intangible assets not subject to amortization for each of our significant reportable segments was as follows:

	Goodwill	Trademarks	Total
	(amounts in millions)
TripAdvisor	$3,691	1,817	5,508
Corporate and other	—	2	2
	$3,691	1,819	5,510

We perform our annual assessment of the recoverability of our goodwill and other non-amortizable intangible assets during the fourth quarter, or more frequently, if events and circumstances indicate impairment may have occurred. We adopted accounting guidance relating to annual assessments of recoverability of goodwill and other non-amortizable intangibles during the current and prior years and at year-end we utilized a qualitative assessment for determining whether step one of the goodwill impairment analysis was necessary. During the year ended December 31, 2012 we recorded $39 million in goodwill impairments for the BuySeasons retail business. Continued declining operating results as compared to budgeted results and certain trends required a Step 2 impairment test and a determination of fair value. Fair value, including intangible assets and goodwill, was determined using TripCo projections of future operating performance and applying a combination of market multiples and a discounted cash flow calculation (Level 3).

Websites and Internal Use Software Development Costs

Our subsidiaries capitalize certain costs incurred during the application development stage related to the development of websites and internal use software when it is probable the project will be completed and the software will be used as intended. Such costs are amortized on a straight-line basis over the estimated useful life of the related asset, generally estimated to be three years. Capitalized costs include internal and external costs, if direct and incremental, and deemed by management to be significant. The costs related to the planning and post-implementation phases of software and website development are expensed as these costs are incurred. Maintenance and enhancement costs (including those costs in the post-implementation stages) are typically expensed as incurred, unless such costs relate to substantial upgrades and enhancements to the website or software resulting in added functionality, in which case the costs are capitalized.  Future changes to the manner in which developing and testing new features and functionalities related to our subsidiaries’ websites and internal use software, assessing the ongoing value of capitalized assets or determining the estimated useful lives over which the costs are amortized, could change the amount of website and internal use software development costs capitalized and amortized in future periods.

Revenue Recognition

Revenue Recognition.  Revenue is recognized from advertising services and the sale of goods when the following four revenue recognition criteria are met: persuasive evidence of an arrangement exists, services have been rendered, the price is fixed or determinable, and collectability is reasonably assured. Deferred revenue, which primarily relates to subscription-based programs, is recorded when payments are received in advance of TripAdvisor’s performance as required by the underlying agreements.

Click-based Advertising.  Revenue is derived primarily from click-through fees charged to TripAdvisor’s travel partners for traveler leads sent to the travel partners’ website. TripAdvisor records revenue from click-through fees after the traveler makes the click-through to the travel partners’ websites. Instant Booking commission revenue is recorded at the time a traveler books a hotel transaction on TripAdvisor’s site where TripAdvisor does not assume cancellation risk.

In transactions in which TripAdvisor assumes cancellation risk, it records revenue when it receives cash from its travel partners, given the current uncertainty of the traveler’s stay. TripAdvisor has no post-booking service obligations for Instant Booking transactions.

Display and Other Advertising.  TripAdvisor recognizes display advertising revenue ratably over the advertising period or upon delivery of advertising impressions, depending on the terms of the advertising contract. Subscription-based revenue is recognized ratably over the related contractual period over which service is delivered.

Subscriptions, Transactions and Other.    Subscription revenue, from the vacation rentals and restaurants businesses, is recorded as deferred revenue and recognized ratably on a straight-line basis over the contractual period over which the respective service is delivered. TripAdvisor recognizes reservation revenue from the restaurant business on a transaction-by-transaction basis as diners are seated by its restaurant customers. The transactions revenue, from the vacation rentals and attractions businesses, is primarily commission based revenue which is recorded as deferred revenue and recognized upon completion of stays or activities or as the consumer’s refund privileges lapse.  Additionally, cash is typically collected at the time of booking and recorded as deferred merchant payables in the consolidated balance sheet and later paid to the merchant after the stay or activity.

Income Taxes

We are required to estimate the amount of tax payable or refundable for the current year and the deferred income tax liabilities and assets for the future tax consequences of events that have been reflected in our financial statements or tax returns for each taxing jurisdiction in which we operate. This process requires our management to make judgments regarding the timing and probability of the ultimate tax impact of the various agreements and transactions that we enter into. Based on these judgments we may record tax reserves or adjustments to valuation allowances on deferred tax assets to reflect the expected realizability of future tax benefits. Actual income taxes could vary from these estimates due to future changes in income tax law, significant changes in the jurisdictions in which we operate, our inability to generate sufficient future taxable income or unpredicted results from the final determination of each year’s liability by taxing authorities. These changes could have a significant impact on our financial position.

Additionally, TripAdvisor records liabilities to address uncertain tax positions taken in previously filed tax returns or that are expected to be taken in a future tax return. The determination for required liabilities is based upon an analysis of each individual tax position, taking into consideration whether it is more likely than not that the tax position, based on its technical merits, will be sustained upon examination. For those positions for which a conclusion is reached that it is more likely than not it will be sustained, the largest amount of tax benefit that is greater than 50% likely of being realized upon ultimate settlement with the taxing authority is recognized. The difference between the amount recognized and the total tax position is recorded as a liability. The ultimate resolution of these tax positions may be greater or less than the liabilities recorded.

TripAdvisor has not provided for deferred U.S. income taxes on undistributed earnings of certain foreign subsidiaries that are intended to be reinvested permanently outside the United States. Should the earnings of foreign subsidiaries be distributed in the form of dividends or otherwise, they may be subject to U.S. income taxes. Due to complexities in tax laws and various assumptions that would have to be made, it is not practicable, at this time, to estimate the amount of unrecognized deferred U.S. taxes on these earnings.

Stock-Based Compensation

The exercise price for all stock options granted is equal to the market price of the underlying shares of common stock at the date of grant. In this regard, when making stock option awards, the practice is to determine the applicable grant date and to specify that the exercise price shall be the fair value of the respective common stock on the date of grant. Stock options granted during the year ended December 31, 2014 typically have a term of ten years from the date of grant and generally vest over a four-year period.

The estimated fair value of options granted to date is calculated using the Black-Scholes model. The Black-Scholes model incorporates assumptions to value stock-based awards, which includes the risk-free rate of return, volatility, expected term and expected dividend yield.

The risk-free interest rate is based on the rates currently available on zero-coupon U.S. Treasury issues, in effect at the time of the grant, whose remaining maturity period most closely approximates the stock option’s expected term assumption. The volatility of the respective common stock is estimated by using an average of TripAdvisor’s historical stock price volatility and that of publicly traded companies that are considered peers based on daily price observations over a period equivalent or approximate to the expected term of the stock option grants. The decision to use a weighted average volatility factor of a peer group was based upon the relatively short period of availability of data on the respective common stock. The expected term was estimated using the simplified method for all stock options. The expected dividend yield is zero, as no dividends have been paid on the respective common stocks to date.

The fair value of stock options, net of estimated forfeitures, is amortized as stock-based compensation expense over the vesting term on a straight-line basis, with the amount of compensation expense recognized at any date at least equaling the portion of the grant-date fair value of the award that is vested at that date.

Results of Operations—TripAdvisor

Our economic ownership interest in TripAdvisor is 22% and our results include the consolidated results of TripAdvisor and the elimination of approximately 78% of TripAdvisor’s net income (loss), including purchase accounting adjustments, through the noncontrolling interest line item in the consolidated statement of operations. TripAdvisor is a separate publicly traded company and additional information about TripAdvisor can be obtained through its website and its public filings. Given that TripAdvisor represents a significant portion of TripCo, we believe a discussion of TripAdvisor’s stand alone results promotes a better understanding of overall results of their business. TripAdvisor’s revenue, Adjusted OIBDA and operating income on a standalone basis for the years ended 2014, 2013 and 2012 were as follows (see tables below for a reconciliation of TripAdvisor’s standalone results to those amounts reported by TripCo):

	Years ended
	December 31,
	2014	2013	2012
	(amounts in millions)
Revenue
Click-based advertising	$870	696	588
Display-based advertising	140	119	94
Subscription, transaction and other	236	130	81
Total revenue	1,246	945	763
Operating expense	184	127	88
SG&A	594	439	323
Adjusted OIBDA	468	379	352
Stock based compensation	63	49	30
Depreciation and amortization	65	35	26
Operating income (loss) as reported by TripAdvisor	$340	295	296

Revenue

TripAdvisor derives substantially all of its revenue through the sale of advertising, primarily through click-based advertising and, to a lesser extent, display-based advertising. In addition, TripAdvisor earns revenue through a combination of subscription-based and transaction-based offerings related to its Business Listings and subscription and commission-based offerings from its Vacation Rentals products, transaction revenue from selling room nights on its transactional sites, selling destination activities and fulfilling online restaurant reservation through Viator and Lafourchette, respectively, and other revenue including content licensing. Revenue increased $301 million during the year ended December 31, 2014 when compared to the same period in 2013, primarily due to an increase in click-based advertising revenue of $174 million. The primary driver of the increase in click-based advertising revenue was an increase in hotel shoppers of 17% and an increase in revenue per hotel shopper of 7% for the year ended December 31, 2014. Display-based advertising increased by $21 million during the year ended December 31, 2014, primarily as a result of a 19% increase in the number of impressions sold when compared to the same period in 2013, primarily due to increased sales productivity, advertising technology improvements that have enhanced marketers’ ability to target, coupled with worldwide growth particularly in emerging markets, partially offset by a decrease in pricing by 1% for the same period. Subscription, transaction and other revenue increased by $106 million during the year ended December 31, 2014, primarily due to growth in its Business Listings and Vacation Rentals products, as well as revenue generated by the businesses it acquired during 2014 of $43 million.

Revenue increased $182 million during the year ended December 31, 2013 when compared to the same period in 2012, primarily due to an increase in click-based advertising revenue of $108 million. The primary driver of the increase in click-based advertising revenue was an increase in hotel shoppers of 35% for the year ended December 31, 2013, partially offset by lower revenue per hotel shopper of 13% for the year ended December 31, 2013, primarily due to a combination of lower user conversion related to our transition to hotel metasearch, growth in hotel shoppers on smartphones, which have a lower monetization rate than desktops and tablets, and growth in emerging international markets that are currently monetizing at lower levels than TripAdvisor’s mature markets. Display-based advertising increased by $25 million during the year ended December 31, 2013, primarily as a result of a 34% increase in the number of impressions sold due to increased sales productivity coupled with its new Delayed Ad Call product, and worldwide growth particularly in emerging markets when compared to the same period in 2013, partially offset by a decrease in pricing by 5% for the year ended December 31, 2013. Subscription, transaction and other revenue increased by $49 million during the year ended December 31, 2013, primarily due to growth in its Business Listings and Vacation Rentals products.

TripAdvisor’s international revenue represented 52%, 51%, and 49% of its total revenue during the years ended December 31, 2014, 2013, and 2012, respectively. TripAdvisor’s increase in international revenue, in absolute dollars and as a percentage of total revenue, is primarily due to additional investment in international expansion and growth in international hotel shoppers. See note 13 in the accompanying consolidated financial statements for further details of revenue by geographic area.

Adjusted OIBDA

Adjusted OIBDA as a percentage of revenue has declined year over year as TripAdvisor continues to invest in the business and the brand. The primary expenses that drive Adjusted OIBDA results are operating expense (primarily technology and content costs), sales and marketing and general and administrative expense.

Technology and Content

Technology and content expenses consist of personnel and overhead expenses, including salaries and benefits, stock-based compensation expense and bonuses for salaried employees and contractors engaged in the design, development, testing, content support and maintenance of the TripAdvisor website and its mobile apps. Other costs include licensing, maintenance expense, computer supply and technology hardware.

Technology and content costs increased $40 million during the year ended December 31, 2014 when compared to the same period in 2013, primarily due to increased personnel costs from increased headcount to support business growth, including international expansion and enhanced site features, as well as additional personnel costs related to employees joining us through recent business acquisitions and also increased stock-based compensation costs.  In total, its restaurant and attraction businesses contributed $6 million to its technology and content expense in 2014, of which $4 million related to personnel and overhead.

Technology and content costs increased $44 million during the year ended December 31, 2013 when compared to the same period in 2012, primarily due to increased personnel costs from increased headcount to support business growth, including international expansion, enhanced site features, extending its products onto smartphone and tablet platforms, and development of its hotel metasearch product, as well as an increase in stock based compensation and additional personnel costs related to employees joining TripAdvisor through recent business acquisitions.

Selling and Marketing

Sales and marketing expenses primarily consist of direct costs, including search engine marketing, or SEM, other traffic acquisition costs, syndication costs and affiliate program commissions, brand advertising and public relations. In addition, indirect sales and marketing expense consists of personnel and overhead expenses, including salaries, commissions, benefits, stock-based compensation expense and bonuses for sales, sales support, customer support and marketing employees.

Direct selling and marketing costs increased $104 million during the year ended December 31, 2014 when compared to the same period in 2013, primarily due to increased SEM costs, other online traffic acquisition costs, costs related to its television campaign, in addition to incremental costs from TripAdvisor’s recent business acquisitions, partially offset by a decrease in spending in social media costs and other offline advertising costs, excluding television advertising. TripAdvisor spent $33 million on its new television campaign during the year ended December 31, 2014, which was launched in May 2014.  Personnel and overhead costs increased $30 million during the year ended December 31, 2014 when compared to the same period in 2013, primarily due to an increase in headcount to support business growth, including international expansion and employees joining TripAdvisor through recent business acquisitions, which also increased stock-based compensation costs. In total, its restaurant and attraction businesses contributed $25 million to its selling and marketing expense in 2014, of which $8 million related to personnel and overhead.

Direct selling and marketing costs increased $66 million during the year ended December 31, 2013 when compared to the same period in 2012, primarily due to increased SEM costs, other traffic acquisition costs and brand advertising costs, and an increase in offline advertising costs, primarily television advertising of $30 million, partially offset by a decrease in spending in social media costs. Personnel and overhead costs increased $36 million during the year ended December 31, 2013 when compared to the same period in 2012, primarily due to an increase in headcount to support business growth, including international expansion and employees joining TripAdvisor through recent business acquisitions, and also increased stock-based compensation costs.

General and Administrative

General and administrative expense consists primarily of personnel and related overhead costs, including executive leadership, finance, legal and human resource functions and stock-based compensation as well as professional service fees and other fees including audit, legal, tax and accounting, and other costs including bad debt expense and charitable foundation costs.

General and administrative costs increased $30 million during the year ended December 31, 2014, when compared to the same period in 2013, primarily due to personnel costs and overhead costs related to an increase in headcount to support its business operations, as well as additional personnel costs related to employees joining TripAdvisor through recent business acquisitions and professional fees primarily related to its 2014 business acquisitions, higher charitable contributions and increased bad debt expense. In total, its restaurant and attraction businesses contributed $8 million to its cost of revenue in 2014, of which $5 million related to personnel and overhead.

General and administrative costs increased $22 million during the year ended December 31, 2013, when compared to the same period in 2012, primarily due to increased personnel costs related to an increase in stock-based compensation, as well as increased headcount to support business growth and additional professional service fees in order to support its  operations and an increase in its bad debt provision.

The following is a reconciliation of the results as reported by TripAdvisor, used for comparison purposes as discussed above, for a greater understanding of the stand-alone operations of TripAdvisor to the results reported by TripCo (amounts in millions):

	Year ended December 31, 2014
		Purchase
	As Reported	Accounting	As Reported
	By TripAdvisor	Adjustments	By TripCo
Revenue	$1,246	—	1,246
Operating expense	(184)	—	(184)
Selling, general and administrative expense	(594)	—	(594)
Adjusted OIBDA	468	—	468
Stock-based compensation expense	(63)	(10)	(73)
Depreciation and amortization expense	(65)	(229)	(294)
Operating income (loss)	$340	(239)	101

	Year ended December 31, 2013
		Purchase
	As Reported	Accounting	As Reported
	By TripAdvisor	Adjustments	By TripCo
Revenue	$945	—	945
Operating expense	(127)	—	(127)
Selling, general and administrative expense	(439)	—	(439)
Adjusted OIBDA	379	—	379
Stock-based compensation expense	(49)	(11)	(60)
Depreciation and amortization expense	(35)	(276)	(311)
Operating income (loss)	$295	(287)	8

Item 7A.  Quantitative and Qualitative Disclosures about Market Risk.

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

We are exposed to changes in interest rates primarily as a result of our borrowing and investment activities, which include investments in fixed and floating rate debt instruments and borrowings used to maintain liquidity and to fund business operations. The nature and amount of our long-term and short-term debt are expected to vary as a result of future requirements, market conditions and other factors. We manage our exposure to interest rates by maintaining what we believe is an appropriate mix of fixed and variable rate debt. We believe this best protects us from interest rate risk. We expect to achieve this mix by (i) issuing fixed rate debt that we believe has a low stated interest rate and significant term to maturity, (ii) issuing variable rate debt with appropriate maturities and interest rates and (iii) entering into interest rate swap arrangements when we deem appropriate.  As of December 31, 2014, our debt is comprised of the following amounts:

	Variable rate debt		Fixed rate debt
	Principal	Weighted avg	Principal	Weighted avg
	amount	interest rate	amount	interest rate
	dollar amounts in millions
TripAdvisor	$338	2.1%	—	N/A
Corporate and other	$404	3.7%	—	N/A

TripCo is exposed to foreign exchange rate fluctuations related primarily to the monetary assets and liabilities and the financial results of TripAdvisor's foreign subsidiaries. Assets and liabilities of foreign subsidiaries for which the functional currency is the local currency are translated into U.S. dollars at period-end exchange rates, and the statements of operations are generally translated at the average exchange rate for the period. Exchange rate fluctuations on translating foreign currency financial statements into U.S. dollars that result in unrealized gains or losses are referred to as translation adjustments. Cumulative translation adjustments are recorded in accumulated other comprehensive earnings (loss) as a separate component of stockholders' equity. Transactions denominated in currencies other than the functional currency are recorded based on exchange rates at the time such transactions arise. Subsequent changes in exchange rates result in transaction gains and losses, which are reflected in income as unrealized (based on period-end translations) or realized upon settlement of the transactions. Cash flows from our operations in foreign countries are translated at the average rate for the period. Accordingly, TripCo may experience economic loss and a negative impact on earnings and equity with respect to our holdings solely as a result of foreign currency exchange rate fluctuations.

Item 8.  Financial Statements and Supplementary Data.

The consolidated financial statements of Liberty TripAdvisor Holdings, Inc. are filed under this Item, beginning on Page II-19.  The financial statement schedules required by Regulation S-X are filed under Item 15 of this Annual Report on Form 10‑K.

Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A.  Controls and Procedures.

In accordance with Exchange Act Rules 13a-15 and 15d-15, the Company carried out an evaluation, under the supervision and with the participation of management, including its chief executive officer and its principal accounting and financial officer (the "Executives"), of the effectiveness of its disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, the Executives concluded that the Company's disclosure controls and procedures were effective as of December 31, 2014 to provide reasonable assurance that information required to be disclosed in its reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms.

This annual report does not include a report on management’s assessment regarding internal control over financial reporting or an attestation report of the company’s registered public accounting firm due to a transition period established by the rules of the Securities and Exchange Commission for newly public companies.

There has been no change in the Company's internal control over financial reporting that occurred during the three months ended December 31, 2014 that has materially affected, or is reasonably likely to materially affect, its internal control over financial reporting.

Item 9B.  Other Information.

None.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
Liberty TripAdvisor Holdings, Inc.:

We have audited the accompanying consolidated balance sheets of Liberty TripAdvisor Holdings, Inc. (the Company) (as defined in note 1) as of December 31, 2014 and 2013, and the related consolidated statements of operations, comprehensive earnings (loss), cash flows, and equity for each of the years in the three-year period ended December 31, 2014. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits. We did not audit the financial statements of TripAdvisor, Inc., an equity method investment for the period from January 1, 2012 to December 10, 2012 and a consolidated company for the period from December 11, 2012 to December 31, 2013, which statements reflect total assets constituting 21 percent as of December 31, 2013 and total revenue constituting 91 percent and 22 percent in 2013 and 2012, respectively, of the related consolidated totals. The Company's equity in earnings of TripAdvisor, Inc. included $41,146,000 in 2012 that we did not audit. The 2013 and 2012 financial statements of TripAdvisor, Inc. were audited by other auditors whose report has been furnished to us, and our opinion, insofar as it relates to the amounts included for TripAdvisor, Inc., is based solely on the report of the other auditors.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits and the report of the other auditors provide a reasonable basis for our opinion.

In our opinion, based on our audits and the report of the other auditors, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Liberty TripAdvisor Holdings, Inc. as of December 31, 2014 and 2013, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2014, in conformity with U.S. generally accepted accounting principles.

/s/ KPMG LLP

Denver, Colorado
March 12, 2015

LIBERTY TRIPADVISOR HOLDINGS, INC.

Consolidated Balance Sheets

December 31, 2014 and 2013

	2014	2013
	amounts in millions
Assets
Current assets:
Cash and cash equivalents	$509	354
Trade and other receivables, net of allowance for doubtful accounts of $7 million and $4 million, respectively	153	122
Inventory, net	12	12
Short-term marketable securities (note 5)	108	131
Deferred income tax assets (note 8)	11	6
Other current assets	29	18
Total current assets	822	643
Investments in available-for-sale securities (note 5)	31	188
Property and equipment, at cost	187	55
Accumulated depreciation	(39)	(16)
	148	39
Intangible assets not subject to amortization (note 6):
Goodwill	3,691	3,460
Trademarks	1,819	1,832
	5,510	5,292
Intangible assets subject to amortization, net (note 6)	831	908
Other assets, at cost, net of accumulated amortization	39	19
Total assets	$7,381	7,089

(continued)

See accompanying notes to consolidated financial statements.

LIBERTY TRIPADVISOR HOLDINGS, INC.

Consolidated Balance Sheets (Continued)

December 31, 2014 and 2013

	2014	2013
	amounts in millions
Liabilities and Equity
Current liabilities:
Accounts payable	$118	42
Accrued liabilities	121	94
Related party notes payable (note 11)	—	30
Current portion of debt (note 7)	78	69
Deferred revenue	57	47
Other current liabilities	21	29
Total current liabilities	395	311
Long-term debt (note 7)	664	300
Deferred income tax liabilities (note 8)	821	853
Other liabilities	154	44
Total liabilities	2,034	1,508
Equity
Stockholders' equity (note 2):
Preferred stock, $.01 par value. Authorized 50,000,000 shares; issued and outstanding no shares at December 31, 2014.	—	—
Series A common stock, $.01 par value. Authorized 200,000,000 shares; issued and outstanding 71,555,730 shares at December 31, 2014.	1	—
Series B common stock, $.01 par value. Authorized 7,500,000 shares; issued and outstanding 2,929,777 shares at December 31, 2014.	—	—
Series C common stock, $.01 par value. Authorized 200,000,000 shares; issued and outstanding no shares at December 31, 2014.	—	—
Parent’s investment	—	226
Additional paid-in capital	296	—
Accumulated other comprehensive earnings (loss), net of taxes	(12)	—
Retained earnings	612	982
Total stockholders' equity	897	1,208
Noncontrolling interests in equity of subsidiaries	4,450	4,373
Total equity	5,347	5,581
Commitments and contingencies (note 12)
Total liabilities and equity	$7,381	7,089

See accompanying notes to consolidated financial statements.

LIBERTY TRIPADVISOR HOLDINGS, INC.

Consolidated Statements of Operations

Years ended December 31, 2014, 2013 and 2012

	2014	2013	2012
	amounts in millions,
	except per share amounts
Service and other revenue	$1,246	945	36
Net retail sales	83	89	129
Total net sales	1,329	1,034	165
Operating costs and expenses:
Cost of retail sales (exclusive of depreciation shown separately below)	65	87	89
Operating expense, including stock-based compensation (note 2 and 9)	229	150	21
Selling, general and administrative, including stock-based compensation (note 2 and 9)	667	496	54
Depreciation and amortization	298	315	16
Impairment of intangible assets	2	3	39
	1,261	1,051	219
Operating income	68	(17)	(54)
Other income (expense):
Interest expense, including related party	(13)	(12)	(1)
Share of earnings (losses) of affiliates, net	—	—	38
Gains (losses) on transactions, net	—	(1)	1,088
Other, net	(11)	2	33
	(24)	(11)	1,158
Earnings (loss) before income taxes	44	(28)	1,104
Income tax (expense) benefit (note 8)	(35)	55	(124)
Net earnings (loss)	9	27	980
Less net earnings (loss) attributable to the noncontrolling interests	31	34	(3)
Net earnings (loss) attributable to Liberty TripAdvisor Holdings, Inc. shareholders	$(22)	(7)	983
Basic net earnings (loss) attributable to Liberty TripAdvisor Holdings, Inc. shareholders per common share (note 2):
Series A and Series B common stock	$(0.30)	(0.10)	13.35
Diluted net earnings (loss) attributable to Liberty TripAdvisor Holdings, Inc. shareholders per common share (note 2):
Series A and Series B common stock	$(0.30)	(0.10)	13.35

See accompanying notes to consolidated financial statements.

LIBERTY TRIPADVISOR HOLDINGS, INC.

Consolidated Statements of Comprehensive Earnings (Loss)

Years ended December 31, 2014, 2013 and 2012

	2014	2013	2012
	amounts in millions
Net earnings (loss)	$9	27	980
Other comprehensive earnings (loss), net of taxes:
Foreign currency translation adjustments	(57)	(4)	3
Other comprehensive earnings (loss)	(57)	(4)	3
Comprehensive earnings (loss)	(48)	23	983
Less comprehensive earnings (loss) attributable to the noncontrolling interests	(14)	31	(1)
Comprehensive earnings (loss) attributable to Liberty TripAdvisor Holdings, Inc. shareholders	$(34)	(8)	984

See accompanying notes to consolidated financial statements.

LIBERTY TRIPADVISOR HOLDINGS, INC.

Consolidated Statements of Cash Flows

Years ended December 31, 2014, 2013 and 2012

	2014	2013	2012
	amounts in millions
Cash flows from operating activities:
Net earnings (loss)	$9	27	980
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	298	315	16
Stock-based compensation	74	60	—
Excess tax benefit from stock-based compensation	(20)	(8)	(2)
Share of (earnings) losses of affiliates, net	—	—	(38)
(Gains) losses on transactions, net	—	1	(1,088)
Impairment of intangible assets	2	3	39
Deferred income tax expense (benefit)	(70)	(117)	75
Non-cash interest on margin loans	4	—	—
Other noncash charges (credits), net	10	1	(32)
Changes in operating assets and liabilities
Current and other assets	(16)	3	8
Payables and other liabilities	74	51	23
Net cash provided (used) by operating activities	365	336	(19)
Cash flows from investing activities:
Capital expended for property and equipment	(90)	(60)	(6)
Cash received for dispositions of investments	—	—	338
Cash (paid) for acquisitions, net of cash acquired (see note 3)	(331)	(35)	111
Purchases of short term investments and other marketable securities	(251)	(432)	(18)
Sales of short term investments and other marketable securities	429	325	—
Other investing activities, net	1	(3)	—
Net cash provided (used) by investing activities	(242)	(205)	425
Cash flows from financing activities:
Borrowings of debt	429	43	10
Repayments of debt	(43)	(66)	(12)
Distribution to Liberty	(348)	—	(38)
Shares repurchased by subsidiary	—	(145)	—
Shares issued by subsidiary	3	27	—
Payment of minimum withholding taxes on net share settlements of equity awards	(33)	(14)	—
Option exercises	12	—	—
Excess tax benefit from stock-based compensation	20	8	2
Net cash provided (used) by financing activities	40	(147)	(38)
Effect of foreign currency exchange rates on cash	(8)	1	—
Net increase (decrease) in cash and cash equivalents	155	(15)	368
Cash and cash equivalents at beginning of period	354	369	1
Cash and cash equivalents at end of period	$509	354	369

See accompanying notes to consolidated financial statements.

LIBERTY TRIPADVISOR HOLDINGS, INC.

Consolidated Statement of Equity

Years ended December 31, 2014, 2013 and 2012

	Stockholders’ equity
							Accumulated		Noncontrolling
					Additional		other		interest in
	Preferred				paid-in	Parent’s	comprehensive	Retained	equity of	Total
	stock	Series A	Series B	Series C	capital	investment	earnings	earnings	subsidiaries	equity
	amounts in millions
Balance at January 1, 2012	$—	—	—	—	—	323	—	6	—	329
Net earnings (loss)	—	—	—	—	—	—	—	983	(3)	980
Other comprehensive earnings (loss)	—	—	—	—	—	—	1	—	2	3
Noncontrolling interest recognized with acquisition of controlling interest in TripAdvisor	—	—	—	—	—	—	—	—	4,341	4,341
Contribution from (distribution to) parent, net	—	—	—	—	—	(38)	—	—	—	(38)
Other, net	—	—	—	—	—	4	—	—	—	4
Balance at December 31, 2012	—	—	—	—	—	289	1	989	4,340	5,619
Net earnings (loss)	—	—	—	—	—	—	—	(7)	34	27
Other comprehensive earnings (loss)	—	—	—	—	—	—	(1)	—	(3)	(4)
Stock compensation	—	—	—	—	—	15	—	—	49	64
Shares issued by subsidiary	—	—	—	—	—	(7)	—	—	34	27
Shares repurchased by TripAdvisor	—	—	—	—	—	(63)	—	—	(82)	(145)
Other, net	—	—	—	—	—	(8)	—	—	1	(7)
Balance at December 31, 2013	—	—	—	—	—	226	—	982	4,373	5,581
Net earnings (loss)	—	—	—	—	—	—	—	(22)	31	9
Other comprehensive earnings (loss)	—	—	—	—	—	—	(12)	—	(45)	(57)
Stock compensation	—	—	—	—	7	11	—	—	63	81
Issuance of common stock upon exercise of stock options	—	—	—	—	13	2	—	—	—	15
Minimum withholding taxes on net share settlements of stock-based compensation	—	—	—	—	(1)	(32)	—	—	—	(33)
Excess tax benefits on stock-based compensation	—	—	—	—	1	3	—	—	16	20
Intercompany taxes and debt forgiven by Liberty	—	—	—	—	—	75	—	—	—	75
Fair value of stock options assumed in connection with acquisition	—	—	—	—	1	—	—	—	4	5
Change in capitalization in connection with Trip Spin-Off	—	1	—	—	277	(278)	—	—	—	—
Distribution to Liberty	—	—	—	—	—	—	—	(348)	—	(348)
Shares issued by subsidiary	—	—	—	—	(2)	(7)	—	—	9	—
Other, net	—	—	—	—	—	—	—	—	(1)	(1)
Balance at December 31, 2014	$—	1	—	—	296	—	(12)	612	4,450	5,347

See accompanying notes to consolidated financial statements.

LIBERTY TRIPADVISOR HOLDINGS, INC.

Notes to Consolidated Financial Statements

December 31, 2014, 2013 and 2012

(1)  Basis of Presentation

During October 2013, the Board of Directors of Liberty Interactive Corporation and its subsidiaries (“Liberty”) authorized a plan to distribute to the stockholders of Liberty’s Liberty Ventures common stock shares of a wholly-owned subsidiary, Liberty TripAdvisor Holdings, Inc. (“TripCo” or the “Company”) (the “Trip Spin-Off”). TripCo holds the subsidiaries TripAdvisor, Inc. (“TripAdvisor”) and BuySeasons, Inc., which includes the retail businesses of BuyCostumes.com and Celebrate Express (“BuySeasons”), both of which operate as stand-alone operating entities. Both TripAdvisor and BuySeasons have more revenue in the third quarter, based on a higher travel research period and the Halloween period, respectively, as compared to the other quarters of the year. The Trip Spin-Off was completed on August 27, 2014 and effected as a pro-rata dividend of shares of TripCo to the stockholders of Series A and Series B Liberty Ventures common stock of Liberty. The Trip Spin-Off was intended to be tax-free and was accounted for at historical cost due to the pro rata nature of the distribution to shareholders of Liberty Ventures common stock.

The accompanying consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States (“GAAP”) and represent a combination of the historical financial information of TripAdvisor, an equity method affiliate from December 20, 2011 through December 11, 2012 and a combined company since December 11, 2012 (see note 4 for a more detailed discussion of transactions related to TripAdvisor) and BuySeasons. Although TripAdvisor was reported as a combined company in 2012, these financial statements present all prior periods as consolidated. These financial statements refer to the combination of TripAdvisor and BuySeasons as “TripCo,” “the Company,” “us,” “we” and “our” in the notes to the consolidated financial statements. All significant intercompany accounts and transactions have been eliminated in the consolidated financial statements.

Description of Business

TripAdvisor is an online travel company, empowering users to plan and book the perfect trip. TripAdvisor’s travel research platform aggregates reviews and opinions of members about accommodations, destinations, activities and attractions, and restaurants throughout the world so that its users have access to trusted advice wherever their trip takes them. TripAdvisor’s platform not only helps users plan their trip with its unique user-generated content, but also enables users to compare real-time pricing and availability so that they can book hotels, vacation rentals, flights, activities and attractions, and restaurants. TripAdvisor-branded websites include tripadvisor.com in the United States and localized versions of the website in 45 countries, including in China under the brand daodao.com. In addition to the flagship TripAdvisor brand, TripAdvisor manages and operates 24 travel media brands, connected by the common goal of providing comprehensive travel planning resources across the travel sector. Substantially all of TripAdvisor’s revenue is derived from advertising, primarily through click-based advertising and, to a lesser extent, display-based advertising sales. In addition, TripAdvisor earns revenue through a combination of subscription-based and transaction-based offerings including: Business Listings;  subscription and commission-based offerings from its Vacation Rental products, transaction revenue from selling room nights through Jetsetter and Tingo, selling destination activities and fulfilling online restaurant reservations through Viator and Lafourchette, respectively and other revenue including content licensing.

Founded in 1999 as an internet specialty retailer, BuySeasons is an online retailer and supplier of costumes, accessories, seasonal décor, and party supplies. BuySeasons is dedicated to offering a large selection at affordable prices through its brands BuyCostumes.com and Celebrate Express. BuyCostumes.com is a leading costume and party retailer on the web. BuySeasons acquired the family friendly retailer, Celebrate Express, in 2008. BuySeasons also operates a private-label drop ship program for other Internet retailers.

LIBERTY TRIPADVISOR HOLDINGS, INC.

Notes to Consolidated Financial Statements (Continued)

December 31, 2014, 2013 and 2012

Spin-Off of TripCo from Liberty

Following the Trip Spin-Off, Liberty and TripCo operate as separate, publicly traded companies, and neither has any stock ownership, beneficial or otherwise, in the other. In connection with the Trip Spin-Off, TripCo entered into certain agreements, including the reorganization agreement, the services agreement, the facilities sharing agreement and the tax sharing agreement, with Liberty and/or Liberty Media Corporation (“Liberty Media”) (or certain of their subsidiaries) in order to govern certain of the ongoing relationships between the companies after the Trip Spin-Off and to provide for an orderly transition.

The reorganization agreement provides for, among other things, the principal corporate transactions (including the internal restructuring) required to effect the Trip Spin-Off, certain conditions to the Trip Spin-Off and provisions governing the relationship between TripCo and Liberty with respect to and resulting from the Trip Spin-Off.

Pursuant to the services agreement, Liberty Media provides TripCo with general and administrative services including legal, tax, accounting, treasury and investor relations support. TripCo will reimburse Liberty Media for direct, out-of-pocket expenses incurred by Liberty Media in providing these services and TripCo will pay a services fee to Liberty Media under the services agreement that will be subject to adjustment semi-annually, as necessary.

Under the facilities sharing agreement, TripCo will share office space with Liberty, Liberty Media and Liberty Broadband Corporation (“LBC”) and related amenities at Liberty Media’s corporate headquarters in Englewood, Colorado.

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

In October 2014, the Internal Revenue Service (“IRS”) completed its examination of the Trip Spin-Off and notified Liberty that it agreed with the nontaxable characterization of the transaction. Liberty expects to execute a Closing Agreement with the IRS documenting this conclusion in 2015.

(2)  Summary of Significant Accounting Policies

Cash and Cash Equivalents

Cash consists of cash deposits held in global financial institutions. Cash equivalents consist of highly liquid investments with maturities of three months or less at the time of acquisition.

Accounts Receivable and Allowance for Doubtful Accounts

Accounts receivable are generally due within 30 days and are recorded net of an allowance for doubtful accounts. Such allowance aggregated $7 million and $4 million at December 31, 2014 and 2013, respectively. For accounts outstanding longer than the contractual payment terms, the Company determines an allowance by considering a number of factors, including the length of time trade accounts receivable are past due, previous loss history, a specific customer’s ability to pay its obligations to us, and the condition of the general economy and industry as a whole.

LIBERTY TRIPADVISOR HOLDINGS, INC.

Notes to Consolidated Financial Statements (Continued)

December 31, 2014, 2013 and 2012

Inventory

Inventory, which consists of party and costume merchandise held for sale, is stated at the lower of cost or market, determined on a first-in, first-out method. Inventory is stated net of valuation adjustments and inventory obsolescence reserves, equal to the difference between the cost of inventory and the estimated market value, of approximately $3 million and $2 million as of December 31, 2014 and 2013, respectively. The Company recorded a $3 million reduction in the value of inventory during each of the years ended 2014 and 2013 due to the amount of aged inventory on-hand. This charge is included in cost of goods sold in the statement of operations. Additionally, the Company sold approximately $4 million of previously reserved inventory during 2014.

Investments

All marketable debt and equity securities held by the Company are classified as available-for-sale (“AFS”) and are carried at fair value generally based on quoted market prices. Fair values are determined for each individual security in the investment portfolio. Unrealized gains and losses, net of taxes, arising from changes in fair value are reported in accumulated other comprehensive income (loss) as a component of equity.

The classification of investments is determined at the time of purchase and reevaluated at each balance sheet date. We invest in highly-rated securities, and our investment policy limits the amount of credit exposure to any one issuer, industry group and currency. The policy requires investments to be investment grade, with the primary objective of minimizing the potential risk of principal loss and providing liquidity of investments sufficient to meet our operating and capital spending requirements and debt repayments.

Marketable debt securities are classified as either short-term or long-term based on each instrument’s underlying contractual maturity date and as to whether and when we intend to sell a particular security prior to its maturity date. Marketable debt securities with maturities greater than 90 days at the date of purchase and 12 months or less remaining at the balance sheet date will be classified as short-term and marketable debt securities with maturities greater than 12 months from the balance sheet date will generally be classified as long-term. We classify our marketable equity securities, limited to money market funds and mutual funds, as either short-term or long-term based on the nature of each security and its availability for use in current operations.

Realized gains and losses on the sale of securities are determined by specific identification of each security’s cost basis. We may sell certain of our marketable securities prior to their stated maturities for strategic reasons including, but not limited to, anticipation of credit deterioration and liquidity and duration management. The weighted average maturity of our total invested cash shall not exceed 18 months, and no security shall have a final maturity date greater than three years.

LIBERTY TRIPADVISOR HOLDINGS, INC.

Notes to Consolidated Financial Statements (Continued)

December 31, 2014, 2013 and 2012

Property and Equipment

Property and equipment consists of the following (amounts in millions):

	December 31,
	2014	2013
Furniture and other equipment	$14	10
Computer equipment	50	26
Leasehold improvements	34	13
Construction in progress	89	6
Total property and equipment	$187	55

Property and equipment is recorded at cost, net of accumulated depreciation. Depreciation is computed using the straight-line method over the estimated useful lives of the assets, which is three to five years for computer equipment, equipment and furniture and other equipment. Leasehold improvements are depreciated using the straight-line method, over the shorter of the estimated useful life of the improvement or the remaining term of the lease. Construction-in-progress costs are related to TripAdvisor’s build-to-suit lease obligation during the years ended December 31, 2014 and 2013, as discussed in note 12.

Leases

The Company, through its consolidated companies, leases facilities in several countries around the world and certain equipment under non-cancelable lease agreements. The terms of some of the lease agreements provide for rental payments on a graduated basis. Rent expense is recognized on a straight-line basis over the lease period and accrued as rent expense incurred but not paid. Any lease incentives are recognized as reductions of rental expense on a straight-line basis over the term of the lease. The lease term begins on the date we become legally obligated for the rent payments or when we take possession of the office space, whichever is earlier.

We establish assets and liabilities for the estimated construction costs incurred under lease arrangements where we are considered the owner for accounting purposes only, or build-to-suit leases, to the extent we are involved in the construction of structural improvements or take construction risk prior to commencement of a lease. Upon occupancy of facilities under build-to-suit leases, we assess whether these arrangements qualify for sales recognition under the sale-leaseback accounting guidance. If we continue to be the deemed owner, the facilities are accounted for as financing leases.

Intangible Assets

Intangible assets with estimable useful lives are amortized over their respective estimated useful lives to their estimated residual values, and reviewed for impairment upon certain triggering events. Goodwill and other intangible assets with indefinite useful lives (collectively, "indefinite lived intangible assets") are not amortized, but instead are tested for impairment at least annually. Our annual impairment assessment of our indefinite-lived intangible assets is performed during the fourth quarter of each year.

The Company utilizes a qualitative assessment for determining whether step one of the goodwill impairment analysis is necessary. The accounting guidance permits entities to first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the two-step goodwill impairment test. In evaluating goodwill on a qualitative basis the Company reviews the business performance of each reporting unit and evaluates other relevant factors as identified in the relevant accounting guidance to determine whether it is more likely than not that an indicated impairment exists for any of our

LIBERTY TRIPADVISOR HOLDINGS, INC.

Notes to Consolidated Financial Statements (Continued)

December 31, 2014, 2013 and 2012

reporting units. The Company considers whether there are any negative macroeconomic conditions, industry specific conditions, market changes, increased competition, increased costs in doing business, management challenges, the legal environments and how these factors might impact company specific performance in future periods. As part of the analysis, the Company also considers fair value determinations for certain reporting units that have been made at various points throughout the current and prior years for other purposes.

If a step one test is considered necessary based on the qualitative factors, the Company compares the estimated fair value of a reporting unit to its carrying value. Developing estimates of fair value requires significant judgments, including making assumptions about appropriate discount rates, perpetual growth rates, relevant comparable market multiples, public trading prices and the amount and timing of expected future cash flows. The cash flows employed in Liberty's valuation analysis are based on management's best estimates considering current marketplace factors and risks as well as assumptions of growth rates in future years. There is no assurance that actual results in the future will approximate these forecasts. For those reporting units whose carrying value exceeds the fair value, a second test is required to measure the impairment loss (the "Step 2 Test"). In the Step 2 Test, the fair value of the reporting unit is allocated to all of the assets and liabilities of the reporting unit with any residual value being allocated to goodwill. The difference between such allocated amount and the carrying value of the goodwill is recorded as an impairment charge.

The accounting guidance also permits entities to first perform a qualitative assessment to determine whether it is more likely than not that an indefinite-lived intangible asset is impaired. If the qualitative assessment supports that it is more likely than not that the carrying value of the Company’s indefinite-lived intangible assets, other than goodwill, exceeds its fair value, then a quantitative assessment is performed. If the carrying value of an indefinite-lived intangible asset exceeds its fair value, an impairment loss is recognized in an amount equal to that excess. See note 6 for discussion of goodwill impairment for the year ended December 31, 2012.

Websites and Internal Use Software Development Costs

Certain costs incurred during the application development stage related to the development of websites and internal use software are capitalized and included in other intangibles. Capitalized costs include internal and external costs, if direct and incremental, and deemed by management to be significant. Costs related to the planning and post-implementation phases of software and website development are expensed as these costs are incurred. Maintenance and enhancement costs (including those costs in the post-implementation stages) are typically expensed as incurred, unless such costs relate to substantial upgrades and enhancements to the website or software resulting in added functionality, in which case the costs are capitalized.

Impairment of Long-lived Assets

The Company periodically reviews the carrying amounts of its property and equipment and its intangible assets (other than goodwill and indefinite-lived intangibles) to determine whether current events or circumstances indicate that such carrying amounts may not be recoverable. If the carrying amount of the asset group is greater than the expected undiscounted cash flows to be generated by such asset group, including its ultimate disposition, an impairment adjustment is to be recognized. Such adjustment is measured by the amount that the carrying value of such asset groups exceeds their fair value. The Company generally measures fair value by considering sale prices for similar assets or by discounting estimated future cash flows using an appropriate discount rate. Considerable management judgment is necessary to estimate the fair value of asset groups. Accordingly, actual results could vary significantly from such estimates. Asset groups to be disposed of are carried at the lower of their financial statement carrying amount or fair value less costs to sell.

LIBERTY TRIPADVISOR HOLDINGS, INC.

Notes to Consolidated Financial Statements (Continued)

December 31, 2014, 2013 and 2012

Noncontrolling Interests

Noncontrolling interest relates to the equity ownership interest in TripAdvisor that the Company does not own. The Company reports noncontrolling interests of consolidated companies within equity in the consolidated balance sheets and the amount of net income attributable to the parent and to the noncontrolling interest is presented in the consolidated statement of operations. Also, changes in ownership interests in consolidated companies in which the Company maintains a controlling interest are recorded in equity.

Foreign Currency Translation and Transaction Gains and Losses

The functional currency of the Company is the United States (“U.S.”) dollar. The functional currency of the Company’s foreign operations generally is the applicable local currency for each foreign subsidiary. Assets and liabilities of foreign subsidiaries are translated at the spot rate in effect at the applicable reporting date, and the consolidated statements of operations are translated at the average exchange rates in effect during the applicable period. The resulting unrealized cumulative translation adjustment, net of applicable income taxes, is recorded as a component of accumulated other comprehensive earnings in equity.

Transactions denominated in currencies other than the functional currency are recorded based on exchange rates at the time such transactions arise. Subsequent changes in exchange rates result in transaction gains and losses which are reflected in the accompanying consolidated statements of operations and comprehensive earnings (loss) as unrealized (based on the applicable period-end exchange rate) or realized upon settlement of the transactions.

Accordingly, we have recorded foreign exchange losses of $10 million, $0 million and $0 million for the years ended December 31, 2014, 2013 and 2012, respectively, in other, net on our consolidated statement of operations. These amounts include gains and losses, realized and unrealized, on foreign currency forward contracts.

Revenue Recognition

Revenue is recognized from the sale of goods and advertising services rendered when the following four revenue recognition criteria are met: persuasive evidence of an arrangement exists, services have been rendered, the price is fixed or determinable, and collectability is reasonably assured. Deferred revenue, which primarily relates to subscription-based programs, is recorded when payments are received in advance of TripAdvisor’s performance as required by the underlying agreements.

Click-based Advertising—Revenue is derived primarily from click-through fees charged to TripAdvisor’s travel partners for traveler leads sent to the travel partners’ website. TripAdvisor records revenue from click-through fees after the traveler makes the click-through to the travel partners’ websites. Instant Booking commission revenue is recorded at the time a traveler books a hotel transaction on TripAdvisor’s site where TripAdvisor does not assume cancellation risk. In transactions in which TripAdvisor assumes cancellation risk, it records revenue when it receives cash from its travel partners, given the current uncertainty of the traveler’s stay. TripAdvisor has no post-booking service obligations for Instant Booking Transactions.

Display and Other Advertising—TripAdvisor recognizes display advertising revenue ratably over the advertising period or upon delivery of advertising impressions, depending on the terms of the advertising contract. Subscription-based revenue is recognized ratably over the related contractual period over which service is delivered.

Subscriptions, Transactions and Other—Subscription revenue, from the vacation rentals and restaurants businesses, is recorded as deferred revenue and recognized ratably on a straight-line basis over the contractual period over

LIBERTY TRIPADVISOR HOLDINGS, INC.

Notes to Consolidated Financial Statements (Continued)

December 31, 2014, 2013 and 2012

which the respective service is delivered. TripAdvisor recognizes reservation revenue from the restaurant business on a transaction-by-transaction basis as diners are seated by its restaurant customers. The transactions revenue, from the vacation rentals and attractions businesses, is primarily commission based revenue which is recorded as deferred revenue and recognized upon completion of stays or activities or as the consumer’s refund privileges lapse.  Additionally, cash is typically collected at the time of booking and recorded as deferred merchant payables in the consolidated balance sheet and later paid to the merchant after the stay or activity.

Merchandise Sales—Revenue is recognized at the time of delivery to customers. An allowance for returned merchandise is provided as a percentage of sales based on historical experience. The total reduction in sales due to returns was approximately $2 million, $3 million and $4 million for each of the years ended December 31, 2014, 2013 and 2012, respectively. Shipping revenue is included in net sales and the related costs of shipping are included in cost of goods sold. Sales tax collected from customers on retail sales is recorded on a net basis and is not included in revenue.

Cost of Goods Sold

Cost of sales primarily includes actual product cost, provision for obsolete inventory, buying allowances received from suppliers, shipping and handling costs and warehouse costs.

Operating Expense

Operating expenses consist primarily of certain technology and content expenses, including personnel and overhead expenses which include salaries and benefits, stock-based compensation expense and bonuses for salaried employees and contractors engaged in the design, development, testing and maintenance of TripAdvisor’s website and mobile apps. Operating expense also includes to a lesser extent costs of services which are expenses that are closely correlated or directly related to service revenue generated, including advertising fees, flight search fees, credit card fees and data center costs. Other costs include licensing, maintenance expense, computer supplies and technology hardware.

General and Administrative

General and administrative expenses consist primarily of personnel and related overhead costs, including executive leadership, finance, legal and human resource functions and stock-based compensation as well as professional service fees and other fees including audit, legal, tax and accounting, and other costs including bad debt expense and TripAdvisor’s charitable foundation costs.

Selling and Marketing

Selling and marketing expenses primarily consist of direct costs, including search engine marketing, or SEM, and catalogue costs. In addition, our indirect sales and marketing expense consists of personnel and overhead expenses, including salaries, commissions, benefits, and bonuses for sales, sales support, customer support and marketing employees.

The Company incurs advertising expense consisting of traffic generation costs from search engines and Internet portals, other online and offline advertising expense, promotions and public relations to promote our brands. Costs associated with advertisements are expensed in the period in which the advertisement takes place. Advertising expense was $357 million, $251 million and $32 million for each of the years ended December 31, 2014, 2013 and 2012, respectively.

LIBERTY TRIPADVISOR HOLDINGS, INC.

Notes to Consolidated Financial Statements (Continued)

December 31, 2014, 2013 and 2012

Stock-Based Compensation

As more fully described in note 9, Liberty has previously granted to its directors, employees and employees of its subsidiaries options, restricted stock and stock appreciation rights (“SARs”) to purchase shares of Liberty Interactive and/or Liberty Ventures common stock (collectively, “Awards”). Liberty measures the cost of employee services received in exchange for an Award of equity instruments (such as stock options and restricted stock) based on the grant-date fair value of the Award, and recognizes that cost over the period during which the employee is required to provide service (usually the vesting period of the Award). Liberty measures the cost of employee services received in exchange for an Award of liability instruments (such as stock appreciation rights that will be settled in cash) based on the current fair value of the Award, and remeasures the fair value of the Award at each reporting date. Certain outstanding awards that were previously granted by Liberty were assumed by TripCo upon the completion of the Trip Spin-Off. Additionally, as of December 2012 TripAdvisor is a consolidated company and TripAdvisor has issued stock-based compensation to its employees related to their common stock. The consolidated statements of operations include stock-based compensation related to TripAdvisor equity in addition to Liberty Awards already held by BuySeasons employees.

Included in the accompanying consolidated statements of operations are the following amounts of stock-based compensation for the years ended December 31, 2014 and 2013 (amounts in millions):

	December 31,
	2014	2013
Operating expense	$32	26
Selling, general and administrative	42	34
	$74	60

Income Taxes

The Company accounts for income taxes using the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying value amounts and income tax bases of assets and liabilities and the expected benefits of utilizing net operating loss and tax credit carryforwards. The deferred tax assets and liabilities are calculated using enacted tax rates in effect for each taxing jurisdiction in which the Company operates for the year in which those temporary differences are expected to be recovered or settled. Net deferred tax assets are then reduced by a valuation allowance if the Company believes it more likely than not that such net deferred tax assets will not be realized. We consider all relevant factors when assessing the likelihood of future realization of our deferred tax assets, including our recent earnings experience by jurisdiction, expectations of future taxable income, and the carryforward periods available to us for tax reporting purposes, as well as assessing available tax planning strategies. The effect on deferred tax assets and liabilities of an enacted change in tax rates is recognized in income in the period that includes the enactment date. Due to inherent complexities arising from the nature of our businesses, future changes in income tax law, tax sharing agreements or variances between our actual and anticipated operating results, we make certain judgments and estimates. Therefore, actual income taxes could materially vary from these estimates.

When the tax law requires interest to be paid on an underpayment of income taxes, the Company recognizes interest expense from the first period the interest would begin accruing according to the relevant tax law. Such interest expense is included in income tax expense in the accompanying consolidated statements of operations. Any accrual of penalties related to underpayment of income taxes on uncertain tax positions is included in income tax (expense) benefit in the accompanying consolidated statements of operations.

LIBERTY TRIPADVISOR HOLDINGS, INC.

Notes to Consolidated Financial Statements (Continued)

December 31, 2014, 2013 and 2012

We recognize in our consolidated financial statements the impact of a tax position, if that position is more likely than not to be sustained upon an examination, based on the technical merits of the position.

Deferred Merchant Payables

TripAdvisor receives cash from travelers at the time of booking related to its vacation rental, attractions and transaction-based businesses and it records these amounts, net of commissions, on its consolidated balance sheets as deferred merchant payables. TripAdvisor pays the hotel, destination activity operators or vacation rental owners after the travelers’ use and subsequent billing from the hotel, attraction provider or vacation rental owners. Therefore, it receives cash from the traveler prior to paying the hotel, destination activity operator or vacation rental owners, and this operating cycle represents a working capital source or use of cash to TripAdvisor. As long as these businesses grow, TripAdvisor expects that changes in working capital related to these transactions, depending on timing of payments and seasonality, will continue to impact operating cash flows. TripAdvisor’s deferred merchant payables balance was $93 million and $30 million for the years ended December 31, 2014 and 2013, respectively. A payable balance of $76 million was acquired during the year ended December 31, 2014, primarily related to the Viator acquisition reflected in the net liabilities assumed as reported in note 3.

Certain Risks and Concentrations

The TripAdvisor business is subject to certain risks and concentrations including dependence on relationships with its customers. TripAdvisor is highly dependent on advertising relationships with Expedia and Priceline, which each accounted for more than 10% of TripAdvisor’s consolidated revenue and combined accounted for approximately 46% and 47% of its total revenue in 2014 and 2013, respectively (TripCo revenue includes only a small portion of the TripAdvisor revenue in 2012 due to the timing of the acquisition), see notes 4 and 11. As of December 31, 2014 and 2013, Expedia accounted for 15% and 14%, respectively, of TripAdvisor’s total accounts receivable.

Contingent Liabilities

Periodically, we review the status of all significant outstanding matters to assess any potential financial exposure. When (i) it is probable that an asset has been impaired or a liability has been incurred and (ii) the amount of the loss can be reasonably estimated, we record the estimated loss in our consolidated statements of operations. We provide disclosure in the notes to the consolidated financial statements for loss contingencies that do not meet both these conditions if there is a reasonable possibility that a loss may have been incurred that would be material to the financial statements. Significant judgment is required to determine the probability that a liability has been incurred and whether such liability is reasonably estimable. We base accruals made on the best information available at the time which can be highly subjective. The final outcome of these matters could vary significantly from the amounts included in the accompanying consolidated financial statements.

Comprehensive Income (Loss)

Comprehensive income (loss) consists of net income (loss), cumulative foreign currency translation adjustments, and unrealized gains and losses on available-for-sale securities, net of tax.

Earnings (Loss) per Common Share (EPS)

Basic earnings (loss) per common share (“EPS”) is computed by dividing net earnings (loss) by the weighted average number of common shares outstanding for the period. Diluted EPS presents the dilutive effect on a per share basis of potential common shares as if they had been converted at the beginning of the periods presented.

LIBERTY TRIPADVISOR HOLDINGS, INC.

Notes to Consolidated Financial Statements (Continued)

December 31, 2014, 2013 and 2012

The Company issued 73,685,924 common shares, which is the aggregate number of shares of Series A and Series B common stock outstanding upon the completion of the Trip Spin-Off on August 27, 2014.  The number of shares issued in the Trip Spin-Off is being used for both basic and diluted earnings per share for all periods prior to the date of the Trip Spin-Off as no Company equities or equity awards were outstanding prior to the Trip Spin-Off.

Year Ended
December 31,
2014
number of shares
in millions
Basic EPS	74
Potentially dilutive shares	—
Diluted EPS	74

Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates. The Company considers (i) recoverability and recognition of goodwill, intangible and long-lived assets, (ii) accounting for income taxes and (iii) stock-based compensation to be its most significant estimates.

Prior to December 2012, the Company’s investment in TripAdvisor was accounted for using the equity method. The Company did not control the decision making process or business management practices of TripAdvisor during the time that this investment was accounted for as an equity method investment. Accordingly, the Company relied on the management of TripAdvisor to provide it with accurate financial information prepared in accordance with GAAP that the Company used in the application of the equity method. In addition, TripAdvisor obtained audit reports that were provided by the affiliate’s independent auditors on its financial statements, which provided additional comfort over financial information. The Company is not aware, however, of any errors in or possible misstatements of the financial information provided by TripAdvisor that would have a material effect on the Company’s consolidated financial statements.

Reclassifications

TripAdvisor no longer considers Expedia a related party. Certain reclassifications have been made to conform the prior period to the current presentation relating to Expedia transactions, which includes the reclassification of revenue from Expedia on our statements of operations for the year ending December 31, 2013 and 2012 of $217 million and $8 million, respectively, to service and other revenue and the reclassification of receivables at December 31, 2013 of $16 million, from Expedia Inc., net on our consolidated balance sheets to trade and other receivables. These reclassifications had no net effect on TripAdvisor’s consolidated financial statements.

All other reclassifications, made to conform the prior periods to the current presentation, were not material and had no net effect on our consolidated financial statements.

New Accounting Pronouncements Not Yet Adopted

In May 2014, the FASB issued new accounting guidance on revenue from contracts with customers. The new guidance requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. The updated guidance will replace most existing revenue recognition guidance in GAAP

LIBERTY TRIPADVISOR HOLDINGS, INC.

Notes to Consolidated Financial Statements (Continued)

December 31, 2014, 2013 and 2012

when it becomes effective and permits the use of either a retrospective or cumulative effect transition method. This guidance is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2016. The Company has not yet selected a transition method and is currently evaluating the effect that the updated standard will have on its financial statements and related disclosures.

(3)  Supplemental Disclosures to Consolidated Statements of Cash Flows

	Years ended December 31,
	2014	2013	2012
	amounts in millions
Cash paid for acquisitions:
Intangibles not subject to amortization	$253	30	5,259
Intangibles subject to amortization	194	19	1,165
Fair value of other assets acquired	25	2	349
Net liabilities assumed	(96)	(15)	(158)
Deferred tax assets (liabilities)	(40)	1	(417)
Other	(5)	(2)	(964)
Fair value of previously held ownership interest	—	—	(1,004)
Noncontrolling interest	—	—	(4,341)
Cash paid for acquisitions, net of cash (acquired)	$331	35	(111)
Cash paid for interest	$8	9	—
Cash paid for income taxes	$54	50	18

(4)  TripAdvisor, Inc. Transactions

During the fourth quarter of 2011 Expedia, Inc. completed the pro-rata spin-off of TripAdvisor, which was a wholly owned subsidiary of Expedia prior to the spin-off. TripCo held a non-controlling equity interest in Expedia at the time of the spin-off (the “Expedia Spin-Off”). Upon completion of the Expedia Spin-Off, TripCo’s investment in TripAdvisor was treated as an equity contribution from Liberty (at book value) to TripCo. TripCo share of earnings of TripAdvisor for the year ended December 31, 2012 was $38 million.

During May 2012, TripCo sold approximately 8.5 million shares of TripAdvisor for cash proceeds of $338 million. The sale resulted in a $288 million gain recorded in gain (losses) on transactions, net, based on the average cost of those shares, in the statement of operations.

Throughout the year ended December 31, 2012, TripCo recorded approximately $32 million of gains related to the impact of TripAdvisor issuing additional equity, at an amount in excess of our per share investment, primarily the result of warrants and options exercised. These gains are reflected in the other, net line item in the statement of operations.

On December 11, 2012, TripCo acquired approximately 4.8 million additional shares of common stock of TripAdvisor (an additional 4% equity ownership interest), for approximately $300 million, along with the right to control the vote of the shares of TripAdvisor’s common stock and class B common stock (which holds 10 votes per share) owned by the Company. Following the transaction, TripCo owned approximately 22% of the equity and 57% of the total votes of all classes of TripAdvisor common stock. In accordance with TripAdvisor’s outstanding governance arrangements, 25% of the members of TripAdvisor’s board of directors are elected by a vote of a plurality of the common stock (e.g., the low-vote shares of TripAdvisor), voting as a single class, and the remainder of the members of TripAdvisor’s board of directors are elected by a vote of a plurality in voting power of the common stock and Class B common stock of TripAdvisor, voting

LIBERTY TRIPADVISOR HOLDINGS, INC.

Notes to Consolidated Financial Statements (Continued)

December 31, 2014, 2013 and 2012

together as one class. The governing documents of TripAdvisor do not create a classified board of directors, and do not prohibit shareholder action by written consent and, accordingly, TripCo has the ability to replace a majority of the board of directors of TripAdvisor at any time. Consequently, as no other protective or participating rights exist for the minority voting interest, TripCo was required to consolidate TripAdvisor. Accordingly, TripCo applied the applicable purchase accounting guidance and recorded a gain on the acquisition of $800 million on its ownership interest held prior to the transaction, recognized in the gain (loss) on transactions, net line in the consolidated statements of operations. The fair value (Level 1) of TripCo’s ownership interest previously held and the fair value of the noncontrolling interest was determined based on the trading price of TripAdvisor common shares on the last trading day prior to the transaction. Additionally, the noncontrolling interest includes the fair value (Level 2) of TripAdvisor’s fully vested options outstanding at the date of acquisition. Following the transaction date TripAdvisor is a consolidated company with a 78% noncontrolling interest accounted for in equity and the consolidated statements of operations.

The final purchase price allocation for TripAdvisor is as follows (amounts in millions):

Fair value of ownership interest held prior to transaction	$1,004
Controlling interest acquired	300
Noncontrolling interest	4,341
$5,645
Cash and cash equivalents	$411
Receivables	116
Other assets	233
Goodwill	3,429
Tradenames	1,830
Intangible assets subject to amortization	1,165
Debt	(417)
Other liabilities assumed	(158)
Deferred tax liabilities, net	(964)
$5,645

The pro forma summarized unaudited statements of operations of TripCo were prepared utilizing the historical financial statements of TripAdvisor, giving effect to purchase accounting related adjustments made at the time of

LIBERTY TRIPADVISOR HOLDINGS, INC.

Notes to Consolidated Financial Statements (Continued)

December 31, 2014, 2013 and 2012

acquisition and excluding the impact of the gain from combination, as if the transaction discussed above occurred on January 1, 2010, are as follows (amounts in millions):

Summary Operations Data:

Year ended
December 31,
2012
(unaudited)
Revenue	$892
Operating income (loss)	63
Income tax (expense) benefit	(38)
Net earnings (loss) from continuing operations	10
Less earnings (loss) attributable to the noncontrolling interests	47
Net earnings (loss) from continuing operations attributable to TripCo shareholders	$(37)
Unaudited pro forma basic net earnings (loss) attributable to TripCo shareholder per common share (note 2)	$(0.5)

This pro forma information is not representative of TripCo’s future financial position, future results of operations or future cash flows nor does it reflect what TripCo’s financial position, results of operations or cash flows would have been as if the transaction had happened previously and TripCo controlled TripAdvisor during the periods presented.

Acquisitions

During the year ended December 31, 2014, TripAdvisor completed seven acquisitions for total cash consideration of $331 million, net of cash acquired. The total cash consideration is subject to adjustment based on the finalization of working capital adjustments for Restopolis and Iens and amounts retained with payment subject to certain indemnification obligations by the respective sellers. TripAdvisor acquired Vacation Home Rentals, a U.S.-based vacation rental website featuring properties around the world; London-based Tripbod, a travel community that helps connect travelers to local experts to deliver travelers relevant recommendations for trip planning; Lafourchette, a provider of an online and mobile reservations platform for restaurants in Europe; Viator a platform for researching and booking destination activities around the world; MyTable and Restopolis, a provider of an online and mobile reservations platform for restaurants in Italy; Iens, a provider of an online and mobile reservations platform for restaurants in the Netherlands.

The following table presents the purchase price allocations initially recorded on our consolidated balance sheet for all 2014 acquisitions (in millions):

Net assets (including acquired cash)	$94
Goodwill	253
Intangible assets	194
Deferred tax liabilities, net	(40)
Accrued expenses and other liabilities	(101)
Total purchase price consideration	$400

LIBERTY TRIPADVISOR HOLDINGS, INC.

Notes to Consolidated Financial Statements (Continued)

December 31, 2014, 2013 and 2012

The excess purchase price over identifiable net tangible assets of $253 million has been recorded to goodwill in the accompanying consolidated balance sheet as of December 31, 2014. The goodwill in these transactions is primarily attributable to expected operational synergies, the assembled workforces, and the future development initiatives of the assembled workforces. Approximately $5 million of goodwill is expected to be deductible for tax purposes. A total of $194 million was allocated to identifiable intangible assets subject to amortization, including customer and supplier relationships, tradenames, subscription relationships, developed technology and other intangibles. The weighted-average life of the identifiable definite-lived intangible assets acquired in 2014 is 7.2 years and will be amortized on a straight-line basis. Pro forma financial information related to these acquisitions has not been provided as they are not material to our consolidated results of operations.

During the year ended December 31, 2013, TripAdvisor completed six acquisitions for total cash consideration of approximately $35 million, net of cash acquired. The total cash consideration is subject to adjustment based on certain indemnification obligations by the respective sellers for TripAdvisor’s benefit in future periods. During 2013, TripAdvisor acquired TinyPost, the developer of a product that enables users to write over photos and turn them into stories; Jetsetter, a members-only private sale site for hotel bookings; CruiseWise, a cruise research and planning site; Niumba, a Spain-based vacation rental site; GateGuru, a mobile app with flight and airport information around the world; Oyster, a hotel review website featuring expert reviews and photos around the world, all of which complement TripAdvisor’s existing brands in those areas of the travel ecosystem. The purchase price allocation for the 2013 acquisitions is considered final at December 31, 2014.

The total purchase price of these acquisitions, all of which were accounted for as purchases of businesses under the purchase accounting method, has been allocated to the tangible and identifiable intangible assets acquired and the net liabilities assumed based on their respective fair values on the acquisition date. As of December 31, 2014, the purchase price allocation of TripAdvisor’s 2014 acquisitions is preliminary and subject to revision as more information becomes available, but in any case will not be revised beyond 12 months after the acquisition date. Any change to the fair value of net liabilities acquired will lead to a corresponding change to the purchase price allocable to goodwill on a retroactive basis. The primary areas of the purchase price allocation that are not yet finalized are related to the fair values of certain liabilities and income tax balances. Approximately $4 million of acquisition-related costs were expensed as incurred during the year ended December 31, 2014 and are included in general and administrative expenses in the consolidated statements of operations.

(5)  Assets and Liabilities Measured at Fair Value

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

LIBERTY TRIPADVISOR HOLDINGS, INC.

Notes to Consolidated Financial Statements (Continued)

December 31, 2014, 2013 and 2012

The Company’s assets and liabilities measured at fair value are as follows:

	December 31, 2014			December 31, 2013
		Quoted prices	Significant		Quoted prices	Significant
		in active	other		in active	other
		markets for	observable		markets for	observable
		identical assets	inputs		identical assets	inputs
Description	Total	(Level 1)	(Level 2)	Total	(Level 1)	(Level 2)
	(amounts in millions)
Cash equivalents	$58	58	—	156	156	—
Marketable securities	$108	—	108	131	—	131
Available-for-sale securities	$31	—	31	188	—	188

The fair value of Level 2 marketable securities and available-for-sale securities were obtained from pricing sources for identical or comparable instruments, rather than direct observations of quoted prices in active markets.

Other Financial Instruments

Other financial instruments not measured at fair value on a recurring basis include trade receivables, related party receivables, trade payables, accrued and other current liabilities. The carrying amount approximates fair value due to the short maturity of these instruments as reported on our consolidated balance sheets.

(6)  Goodwill and Other Intangible Assets

Goodwill and Indefinite Lived Intangible Assets

Changes in the carrying amount of goodwill are as follows (amounts in millions):

		Corporate
	TripAdvisor	and Other	Total
Balance at January 1, 2013	$3,429	—	3,429
Acquisition (1)	30	—	30
Other (2)	1	—	1
Balance at December 31, 2013	3,460	—	3,460
Acquisition (1)	253	—	253
Other (2)	(22)	—	(22)
Balance at December 31, 2014	$3,691	—	3,691

(1)	Additions to goodwill relate to TripAdvisor’s acquisitions. See “Note 4 – TripAdvisor Transactions,” for further information.
(2)	Other changes are primarily due to foreign currency translation on goodwill.

As presented in the accompanying consolidated balance sheet, trademarks are the other significant indefinite lived intangible asset and the change from the prior year is due to the change in foreign exchange rates.

LIBERTY TRIPADVISOR HOLDINGS, INC.

Notes to Consolidated Financial Statements (Continued)

December 31, 2014, 2013 and 2012

Intangible Assets subject to amortization

Intangible assets subject to amortization are comprised of the following:

	December 31, 2014				December 31, 2013
	Weighted
	Average	Gross		Net	Gross		Net
	Remaining	carrying	Accumulated	carrying	carrying	Accumulated	carrying
	Useful Life	amount	amortization	amount	amount	amortization	amount
	(in years)	(in millions)
Customer relationships	7	979	(456)	523	996	(258)	738
Other	7	415	(107)	308	227	(57)	170
Total		1,394	(563)	831	1,223	(315)	908

Amortization of TripAdvisor intangible assets acquired during 2012 is expected to match the usage of the related assets and are being amortized on an accelerated basis as reflected in table below.

Amortization expense was $279 million, $303 million and $13 million for the years ended December 31, 2014, 2013 and 2012, respectively.

The estimated future amortization expense for the next five years related to intangible assets with definite lives as of December 31, 2014, assuming no subsequent impairment of the underlying assets, is as follows (amounts in millions):

2015	$233
2016	$185
2017	$167
2018	$102
2019	$99

Impairments

During the years ended December 31, 2014, 2013 and 2012, we recorded impairments related to BuySeasons, presented in the statements of operations, which is included in the Corporate and Other segment. The impairments are primarily related to trademarks and goodwill. Continued declining operating results as compared to budgeted results and certain trends required a quantitative impairment test and a determination of fair value for BuySeasons. This fair value, including the related intangibles and goodwill, was determined using projections of future operating performance and applying a combination of market multiples (market approach) and discounted cash flow (income approach) calculations (Level 3). As of December 31, 2014 the accumulated impairment losses for BuySeasons was $44 million.

LIBERTY TRIPADVISOR HOLDINGS, INC.

Notes to Consolidated Financial Statements (Continued)

December 31, 2014, 2013 and 2012

(7) Debt

Outstanding debt at December 31, 2014 and 2013 is summarized as follows:

	December 31,	December 31,
	2014	2013
	amounts in millions
TripAdvisor term loan and revolving credit facility	$300	340
TripCo debt	404	—
Chinese credit facilities	38	29
Total consolidated TripCo debt	$742	369
Less debt classified as current	(78)	(69)
Total long-term debt	$664	300

TripAdvisor Term Loan Facility Due 2016 and Revolving Credit Facility

Overview

On December 20, 2011, TripAdvisor entered into a Credit Agreement, which provides $600 million of borrowing including:

•	a Term Loan Facility, or Term Loan, in an aggregate principal amount of $400 million with a term of five years due December 2016; and
•	a Revolving Credit Facility in an aggregate principal amount of $200 million available in U.S. dollars, Euros and British pound sterling with a term of five years expiring December 2016.

The Term Loan and any loans under the Revolving Credit Facility bear interest by reference to a base rate or a Eurocurrency rate, in either case plus an applicable margin based on TripAdvisor’s leverage ratio. TripAdvisor is also required to pay a quarterly commitment fee, on the average daily unused portion of the Revolving Credit Facility for each fiscal quarter and fees in connection with the issuance of letters of credit. The Term Loan and loans under the Revolving Credit Facility currently bear interest at LIBOR plus 150 basis points, or the Eurocurrency Spread, or the alternate base rate (“ABR”) plus 50 basis points, and undrawn amounts are currently subject to a commitment fee of 22.5 basis points.

As of December 31, 2014 TripAdvisor used a one-month interest period Eurocurrency Spread which is approximately 1.7% per annum. As of December 31, 2014, interest is payable on a monthly basis while TripAdvisor is borrowing under the one-month interest rate period. The current interest rates are based on current assumptions, leverage and LIBOR rates and do not take into account that rates will reset periodically.

The Term Loan principal is currently repayable in quarterly installments on the last day of each calendar quarter equal to 2.5% of the original principal, with the balance due on the final maturity date. Principal payments aggregating $40 million were made during the year ended December 31, 2014.

The Revolving Credit Facility includes $40 million of borrowing capacity available for letters of credit and $40 million for borrowings on same-day notice. As of December 31, 2014 there were no outstanding borrowings under the Revolving Credit Facility. As of December 31, 2014, there were $1 million of outstanding letters of credit against the Revolving Credit Facility.

LIBERTY TRIPADVISOR HOLDINGS, INC.

Notes to Consolidated Financial Statements (Continued)

December 31, 2014, 2013 and 2012

The remaining future minimum principal payment obligations due under the Credit Agreement related to the Term Loan is as follows (amounts in millions):

Payment
Year Ended December 31,	Amount
2015	$40
2016	260
$300

Prepayments

TripAdvisor may voluntarily repay any outstanding borrowing under the Credit Agreement at any time without premium or penalty, other than customary breakage costs with respect to Eurocurrency loans.

Guarantees

All obligations under the Credit Agreement are unconditionally guaranteed by TripAdvisor and each of TripAdvisor’s existing and subsequently acquired or organized direct or indirect wholly-owned domestic and foreign restricted subsidiaries, subject to certain exceptions for subsidiaries that are controlled foreign corporations, foreign subsidiaries in jurisdictions where applicable law would otherwise be violated, and non-material subsidiaries.

Covenants

The Credit Agreement contains a number of covenants that, among other things, restrict TripAdvisor’s ability to incur additional indebtedness, create liens, enter into sale and leaseback transactions, engage in mergers or consolidations, sell or transfer assets, pay dividends and distributions or repurchase their capital stock, make investments, loans or advances, prepay certain subordinated indebtedness, make certain acquisitions, engage in certain transactions with affiliates, amend material agreements governing certain subordinated indebtedness, and change their fiscal year. The Credit Agreement also requires TripAdvisor to maintain a maximum leverage ratio and a minimum cash interest coverage ratio, and contain certain customary affirmative covenants and events of default, including a change of control. If an event of default occurs, the lenders under the Credit Agreement will be entitled to take various actions, including the acceleration of all amounts due under Credit Agreement and all actions permitted to be taken by a secured creditor.

TripAdvisor Chinese Credit Facilities

In addition to borrowings under the Credit Agreement, TripAdvisor maintains Chinese Credit Facilities. As of December 31, 2014 and 2013, there were approximately $38 million and $28 million of short term borrowings outstanding, respectively.

Certain of TripAdvisor’s Chinese subsidiaries entered into a RMB 189,000,000 (approximately $30 million), one -year revolving credit facility with Bank of America (the “Chinese Credit Facility—BOA”) that is currently subject to review on a periodic basis with no specific expiration period. As of December 31, 2014, approximately $19 million of borrowings were outstanding under this credit facility. The Chinese Credit Facility—BOA bears interest based at 100% of the People’s Bank of China’s base rate, which was 5.6% as of December 31, 2014.

In addition, certain of TripAdvisor’s Chinese subsidiaries entered into a RMB 125,000,000 (approximately $20 million) one-year revolving credit facility with J.P. Morgan Chase Bank (“Chinese Credit Facility—JPM”). As of December 31, 2014, approximately $19 million of borrowings are outstanding under this credit facility. The Chinese Credit

LIBERTY TRIPADVISOR HOLDINGS, INC.

Notes to Consolidated Financial Statements (Continued)

December 31, 2014, 2013 and 2012

Facility—JPM bears interest based at 100% of the People’s Bank of China’s base rate, which was 5.6% as of December 31, 2014.

TripCo Debt

On August 21, 2014, a wholly owned subsidiary of TripCo (“TripSPV”), entered into two margin loan agreements which aggregated total borrowings of $400 million. Prior to the Trip Spin-Off, approximately $348 million of such amount was distributed to Liberty. Common Stock and Class B Common Stock of TripAdvisor were pledged as collateral pursuant to these agreements. Each agreement contains language that indicates that TripSPV, as borrower and transferor of underlying shares as collateral, has the right to exercise all voting, consensual and other powers of ownership pertaining to the transferred shares for all purposes, provided that Liberty agrees that it will not vote the shares in any manner that would reasonably be expected to give rise to transfer or certain other restrictions. Similarly, the loan agreements indicate that no lender party shall have any voting rights with respect to the shares transferred, except to the extent that a lender party buys any shares in a sale or other disposition made pursuant to the terms of the loan agreements. The agreements also contain certain restrictions related to additional indebtedness. Interest on the margin loans will accrue at a rate of 3.65% plus LIBOR for six months and 3.25% thereafter to be paid in kind or cash at the election of TripSPV. The Company expects that interest on the loan will be paid in kind and added to the principal amount on the loan. The term of the loan is three years and the maturity date is August 22, 2017.

As of December 31, 2014, the values of TripAdvisor’s shares pledged as collateral pursuant to the margin loan agreements, determined based on the trading price of the Common Stock and on an as-if converted basis for the Class B Common Stock, are as follows:

	Number of Shares
	Pledged
	as Collateral as of	Share value as of
Pledged Collateral	December 31, 2014	December 31, 2014
	amounts in millions
Common Stock	18.2	$1,359
Class B Common Stock	12.8	$956

The outstanding margin loans contain various affirmative and negative covenants that restrict the activities of the borrower. The loan agreements do not include any financial covenants.

Fair Value

Due to the primarily variable rate nature, TripCo believes that the carrying amount of its debt approximated fair value at December 31, 2014 and 2013.

Debt Covenants

As of December 31, 2014, each of the Company and TripAdvisor was in compliance with its respective debt covenants.

(8)  Income Taxes

TripCo was included in the federal consolidated income tax return of Liberty prior to August 27, 2014. The tax provision included in these financial statements has been prepared on a stand-alone basis, as if TripCo was not part of the

LIBERTY TRIPADVISOR HOLDINGS, INC.

Notes to Consolidated Financial Statements (Continued)

December 31, 2014, 2013 and 2012

consolidated Liberty group. TripAdvisor, as a consolidated subsidiary for financial statement purposes, is not included in the Liberty consolidated group tax return and is not included in the TripCo consolidated group tax return subsequent to the Trip Spin-Off as TripCo owns less than 80% of TripAdvisor. Additionally, upon the completion of the Trip Spin-Off, the unused stand-alone net operating losses of BuySeasons was treated as a deemed equity distribution at that date. Furthermore, the income taxes payable allocated to TripCo by Liberty as of August 27, 2014 was treated as a deemed equity contribution of $29 million from Liberty upon completion of the Trip Spin-Off. As of December 31, 2013 TripCo had income taxes payable to Liberty of approximately $37 million.

Income tax benefit (expense) consists of:

	Years ended
	December 31,
	2014	2013	2012
	(amounts in millions)
Current:
Federal	$(77)	(32)	(41)
State and local	(22)	(10)	(7)
Foreign	(6)	(20)	(1)
	$(105)	(62)	(49)
Deferred:
Federal	$55	9	(68)
State and local	(16)	76	(8)
Foreign	31	32	1
	70	117	(75)
Income tax benefit (expense)	$(35)	55	(124)

The following table presents a summary of our domestic and foreign earnings from continuing operations before income taxes:

	Years ended
	December 31,
	2014	2013	2012
	(amounts in millions)
Domestic	$4	(23)	1,104
Foreign	40	(5)	—
Total	$44	(28)	1,104

LIBERTY TRIPADVISOR HOLDINGS, INC.

Notes to Consolidated Financial Statements (Continued)

December 31, 2014, 2013 and 2012

Income tax benefit (expense) differs from the amounts computed by applying the U.S. federal income tax rate of 35% as a result of the following:

	Years ended
	December 31,
	2014	2013	2012
	(amounts in millions)
Computed expected tax benefits (expense)	$(16)	10	(386)
State and local taxes, net of federal income taxes	(7)	(3)	(9)
Foreign taxes, net of foreign tax credits	28	15	(1)
Change in estimated tax rate	(15)	46	—
Goodwill impairment	—	—	(13)
Consolidation of TripAdvisor	—	—	294
Basis difference in consolidated subsidiary	(5)	—	(8)
Change in valuation allowance	(7)	(3)	—
Change in unrecognized tax benefits	(14)	(9)	—
Other	1	(1)	(1)
Income tax (expense) benefit	$(35)	55	(124)

During 2014, the Company incurred aggregate income tax expense related to an increase in its estimate of the state effective tax rate used to measure its net deferred tax liabilities, based on a change to the Company’s estimated state apportionment factors and an increase in its unrecognized tax benefits. This income tax expense was partially offset with income tax benefits for earnings in foreign jurisdictions taxed at rates lower than the 35% U.S. federal tax rate.

During 2013, the Company changed its estimate of the effective state tax rate used to measure its net deferred tax liabilities, based on expected changes to the Company’s state apportionment factors. The rate change required an adjustment to the recognized deferred taxes at the TripAdvisor level.

The tax benefit from the change to consolidation of a previously held equity method affiliate for the year ended December 31, 2012 is the result of the acquisition of a controlling interest in TripAdvisor in the fourth quarter of 2012. The Company recorded an $800 million dollar gain on the transaction, due to the application of purchase accounting, which was excluded from taxable income in 2012 and is not expected to be included in taxable income in the future. In addition, a portion of the difference between the book basis and tax basis of the Company’s investment in TripAdvisor, as previously accounted for under the equity method, was reversed as a result of the transaction.

LIBERTY TRIPADVISOR HOLDINGS, INC.

Notes to Consolidated Financial Statements (Continued)

December 31, 2014, 2013 and 2012

The tax effects of temporary differences that give rise to significant portions of the deferred income tax assets and deferred income tax liabilities are presented below:

	December 31,
	2014	2013
	(amounts in millions)
Deferred tax assets:
Net operating loss carryforwards	$48	27
Stock-based compensation	45	28
Other	61	10
Total deferred tax assets	154	65
Less: valuation allowance	(23)	(15)
Net deferred tax assets	131	50
Deferred tax liabilities:
Intangible assets	(870)	(869)
Investments	(12)	(8)
Other	(57)	(19)
Total deferred tax liabilities	(939)	(896)
Net deferred tax liability	$(808)	(846)

The Company’s deferred tax assets and liabilities are reported in the accompanying consolidated balance sheets as follows:

	December 31,
	2014	2013
	(amounts in millions)
Current deferred tax asset	$11	6
Noncurrent deferred tax asset	2	1
Noncurrent deferred tax liability	(821)	(853)
	$(808)	(846)

The Company’s valuation allowance increased $8 million in 2014. Of the net change in valuation allowance during the year ended December 31, 2014, $7 million affected tax expense, and $1 million related to the Trip Spin-Off.

TripAdvisor has not provided for deferred U.S. income taxes on undistributed earnings of certain foreign consolidated companies that it intends to reinvest permanently outside the United States; the total amount of such earnings as of December 31, 2014 was $630 million. Should these earnings be distributed or treated under certain U.S. tax rules as having distributed earnings of foreign consolidated companies in the form of dividends or otherwise, TripAdvisor may be subject to U.S. income taxes. Due to complexities in tax laws and various assumptions that would have to be made, it is not practicable at this time to estimate the amount of unrecognized deferred U.S. taxes on these earnings.

At December 31, 2014, TripCo had gross net operating loss carryforwards for income tax purposes of $245 million, which, if not utilized to reduce income tax liabilities in future periods, will expire at various times between 2015 and 2034. These net operating losses are expected to be utilized prior to expiration, except for $4 million state and $19 million foreign net operating losses (on a tax effected basis), which based on current projections of state and foreign taxable income may expire unused.

LIBERTY TRIPADVISOR HOLDINGS, INC.

Notes to Consolidated Financial Statements (Continued)

December 31, 2014, 2013 and 2012

As of December 31, 2014, the Company had recorded tax reserves of $67 million related to unrecognized tax benefits for uncertain tax positions, which is classified as long-term and included in other long-term liabilities. Prior to the acquisition of a controlling interest in TripAdvisor during December 2012, the Company did not have any unrecognized tax benefits for uncertain tax positions. If the unrecognized tax benefits were to be recognized for financial statement purposes, approximately $65 million would be reflected in the Company’s tax expense and affect its effective tax rate. The Company’s estimate of its unrecognized tax benefits related to uncertain tax positions requires a high degree of judgment. The Company does not believe it is reasonably possible the gross unrecognized tax benefits may increase or be paid within the next twelve months.

A reconciliation of unrecognized tax benefits is as follows (amounts in millions):

	Years ended
	December 31,
	2014	2013
Balance at beginning of year	$36	24
Additions based on tax positions related to the current year	13	12
Additions for tax positions of prior years	18	4
Reductions for tax positions of prior years	—	(4)
Balance at end of year	$67	36

As of December 31, 2014, Liberty’s 2001 through 2010 tax years are closed for federal income tax purposes, and the IRS has completed its examination of Liberty’s 2011 and 2012 tax years. The tax loss carryforwards from the 2010 through 2012 tax years are still subject to adjustment. Liberty’s 2013 and 2014 tax years are being examined currently as part of the IRS’s Compliance Assurance Process (“CAP”) program, and TripCo’s short tax year for 2014 is also being examined currently as part of the CAP program. As discussed earlier, because TripCo’s ownership of TripAdvisor is less than the required 80%, TripAdvisor does not consolidate with TripCo for federal income tax purposes. Prior to December 2011, Trip Advisor was included in the consolidated federal income tax returns filed by Expedia. Expedia’s 2009 and 2010 tax years are currently being audited by the IRS. TripAdvisor is undergoing a separate audit by the IRS for the 2012 tax year. Various states are currently examining the Company’s prior year’s state income tax returns.

As of December 31, 2014 and 2013, the Company had recorded approximately $4 million and $2 million, respectively, of accrued interest and penalties related to uncertain tax positions.

(9) Stock-Based Compensation

TripCo Incentive Plans

In connection with the Trip Spin-Off, awards with respect to Liberty Ventures Series A and Series B common stock were converted to awards with respect to TripCo Series A and Series B common stock pursuant to the Liberty TripAdvisor Holdings, Inc. Transitional Stock Adjustment Plan (“TSAP”).  The TSAP governs the terms and conditions of such stock options and stock appreciation rights (“SARs”) (collectively, “Awards”) in respect of a maximum of 1.1 million shares of TripCo common stock, to purchase shares of Series A and Series B TripCo common stock.   No additional grants may be made pursuant to the TSAP.

Pursuant to the Liberty TripAdvisor Holdings, Inc. 2014 Omnibus Incentive Plan (the “2014 Plan”), as amended, the Company may grant Awards in respect of a maximum of 6.7 million shares of TripCo common stock.

LIBERTY TRIPADVISOR HOLDINGS, INC.

Notes to Consolidated Financial Statements (Continued)

December 31, 2014, 2013 and 2012

Awards generally vest over 4-5 years and have a term of 7-10 years.  TripCo issues new shares upon exercise of equity awards.  The Company measures the cost of employee services received in exchange for an Award of equity instruments (such as stock options and restricted stock) based on the grant-date fair value of the Award, and recognizes that cost over the period during which the employee is required to provide service (usually the vesting period of the Award).  The Company measures the cost of employee services received in exchange for an Award of liability instruments (such as SARs that will be settled in cash) based on the current fair value of the Award, and remeasures the fair value of the Award at each reporting date.

In connection with the Trip Spin-Off in August 2014, all outstanding Awards with respect to Liberty Ventures common stock (“Liberty Ventures Award”) were adjusted pursuant to the anti-dilution provisions of the incentive plans under which the equity awards were granted, such that a holder of a Liberty Ventures Award received:

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

TripCo - Grants

Awards granted for the year ended December 31, 2014 pursuant to the 2014 Plan discussed above are summarized as follows:

		Weighted average
	Options	grant-date
	Granted	fair value
Series A Liberty TripAdvisor Holdings, Inc. common stock	17,000	$11.01
Series B Liberty TripAdvisor Holdings, Inc. common stock	1,797,000	$13.94

During the year ended December 31, 2014, TripCo granted approximately 1.8 million Series B options to the CEO of TripCo; of those options, one half vest on December 21, 2018 and the other half vest on December 21, 2019.  The Series A options, which were granted to TripCo employees (other than the CEO), cliff vest over a 2 year vesting period.

LIBERTY TRIPADVISOR HOLDINGS, INC.

Notes to Consolidated Financial Statements (Continued)

December 31, 2014, 2013 and 2012

The Company has calculated the grant-date fair value for all of its equity classified awards and any subsequent remeasurement of its liability classified awards using the Black-Scholes Model.  The Company estimates the expected term of the Awards based on historical exercise and forfeiture data.  For grants made in 2014, the range of expected terms was 6.3 years to 7.3 years.  The volatility used in the calculation for Awards is based on the historical volatility of TripCo’s stocks and the implied volatility of publicly traded TripCo options; for grants made in 2014, the range of volatilities used in the Black-Scholes Model was 43.7% - 45.9%.  The Company uses a zero dividend rate and the risk-free rate for Treasury Bonds with a term similar to that of the subject options.

TripCo - Outstanding Awards

The following table presents the number and weighted average exercise price (“WAEP”) of Awards to purchase TripCo common stock granted to certain officers, employees and directors of the Company, as well as the weighted average remaining life and aggregate intrinsic value of the Awards.

			Weighted
			average
			remaining	Aggregate
			contractual	intrinsic
	Series A	WAEP	life	value
	(in thousands)		(in years)	(in millions)
Outstanding at January 1, 2014	—	$—
Trip Spin-Off adjustment	1,846	$13.90
Granted	17	$24.23
Exercised	(773)	$14.06
Forfeited/Cancelled	—	$—
Outstanding at December 31, 2014	1,090	$13.94	4.3	$14
Exercisable at December 31, 2014	698	$13.37	3.9	$9

			Weighted
			average
			remaining	Aggregate
			contractual	intrinsic
	Series B	WAEP	life	value
	(in thousands)		(in years)	(in millions)
Outstanding at January 1, 2014	—	$—
Trip Spin-Off adjustment	44	$11.21
Granted	1,797	$27.83
Exercised	(44)	$11.21
Forfeited/Cancelled	—	$—
Outstanding at December 31, 2014	1,797	$27.83	10.0	$—
Exercisable at December 31, 2014	—	$—	—	$—

LIBERTY TRIPADVISOR HOLDINGS, INC.

Notes to Consolidated Financial Statements (Continued)

December 31, 2014, 2013 and 2012

As of December 31, 2014, the total unrecognized compensation cost related to unvested equity Awards was $25 million. Such amount will be recognized in the Company’s statements of operations over a weighted average period of approximately 2.9 years.

TripCo - Exercises

The aggregate intrinsic value of all TripCo options exercised during the year ended December 31, 2014 was $10.7 million.

The aggregate intrinsic value of all Liberty options, related to BuySeasons employees, exercised during the years ended December 31, 2013 and 2012 was $1.6 million and $4.6 million, respectively.

TripCo — Restricted Stock

The aggregate fair value of all restricted shares of TripCo common stock and Liberty common stock that vested during the years ended December 31, 2014, 2013 and 2012, respectively, was less than a million.

TripAdvisor Equity Grant Awards

On December 21, 2011, TripAdvisor adopted the TripAdvisor, Inc. 2011 Stock and Annual Incentive Plan (the “2011 Incentive Plan”), under which TripAdvisor may grant restricted stock, restricted stock awards, RSUs, stock options and other stock-based awards to TripAdvisor directors, officers, employees and consultants. As discussed in note 4, at the time a controlling interest in TripAdvisor was obtained, in December 2012, the Company determined the fair value of the options assumed. The fair value of the options was determined based on the Black-Scholes model with a volatility of 53.5%, a zero dividend rate, and the applicable treasury rate for the expected term of 6.2 years. The value was $136 million (based on a weighted average grant date fair value of $17.78 per option) at the time of acquisition and the vested portion of the value ($61 million) was recognized as a noncontrolling interest, and included in the purchase price, while the remaining unvested portion ($75 million) is being amortized over the applicable vesting period (3 years). Subsequent to that period, grants were valued using a volatility of 44.0% and the applicable risk free rate for an expected term of 5.8 years for the year ended December 31, 2014 and a volatility of 50.8% and the applicable risk free interest rate for an expected term of 6.1 years for the year ended December 31, 2013.

Performance-based stock options and RSUs vest upon achievement of certain TripAdvisor company-based performance conditions and a requisite service period. On the date of grant, the fair value of stock options is calculated using a Black-Scholes model, which incorporates assumptions to value stock-based awards, including the risk-free rate of return, expected volatility, expected term and expected dividend yield. If, upon grant, TripAdvisor assesses the achievement of performance targets as probable, compensation expense is recorded for the awards over the estimated performance period on a straight-line basis. At each reporting period, the probability of achieving the performance targets and the performance period required to meet those targets is assessed. To the extent actual results or updated estimates differ from TripAdvisor’s estimates, the cumulative effect on current and prior periods of those changes will be recorded in the period estimates are revised, or the change in estimate will be applied prospectively depending on whether the change affects the estimate of total compensation cost to be recognized or merely affects the period over which compensation cost is to be recognized.

LIBERTY TRIPADVISOR HOLDINGS, INC.

Notes to Consolidated Financial Statements (Continued)

December 31, 2014, 2013 and 2012

The following table presents the number, weighted average exercise price (“WAEP”) and aggregate intrinsic value of stock options to purchase TripAdvisor common stock granted under their 2011 Incentive Plan:

			Weighted
			Average
			Remaining	Aggregate
	Number of		Contractual	Intrinsic
	Options	WAEP	Life	Value
	(in thousands)		(in years)	(in millions)
Outstanding at January 1, 2014	9,470	$40.18
Assumed options from acquisition	101	$16.36
Granted	579	$95.87
Exercised	(1,202)	$32.87
Cancelled or expired	(297)	$45.40
Outstanding at December 31, 2014	8,651	$44.47	5.0	$273
Exercisable at December 31, 2014	4,080	$32.05	2.7	$174

During the year ended December 31, 2014, TripAdvisor granted 0.6 million of primarily service based stock options under their 2011 Incentive Plan, excluding assumed options from acquisition, with a weighted average estimated grant-date fair value per option of $46.65. These stock options generally have a contractual term of ten years from the date of grant and generally vest over a four year requisite service period. As of December 31, 2014, the total number of shares available under the 2011 Incentive Plan is 17,691,977 shares. TripAdvisor related stock-based compensation for the year ended December 31, 2014 was approximately $73 million. As of December 31, 2014, the total unrecognized compensation cost related to unvested TripAdvisor stock options was approximately $89 million and will be recognized over a weighted average period of approximately 2.7 years.

Restricted Stock Units  RSUs are stock awards that are granted to employees entitling the holder to shares of TripAdvisor common stock as the award vests. RSUs are measured at fair value based on the number of shares granted and the quoted price of TripAdvisor common stock at the date of grant. The fair value of RSUs, net of estimated forfeitures, is amortized as stock-based compensation expense over the vesting term on a straight-line basis, with the amount of compensation expense recognized at any date at least equaling the portion of the grant-date fair value of the award that is vested at that date.

During the year ended December 31, 2014, TripAdvisor granted 0.8 million service based RSUs under their 2011 Incentive Plan for which the fair value was measured based on the quoted price of TripAdvisor common stock at the date of grant. The weighted average grant date fair value for RSUs granted during 2014 was $93.36 per share. The unvested TripAdvisor RSUs had a weighted average grant date fair value of $71.33 as of December 31, 2014. As of December 31, 2014, the total unrecognized compensation cost related to 1.4 million unvested TripAdvisor RSU’s outstanding was approximately $70 million which will be recognized over the remaining vesting term of approximately 2.9 years.

(10)  Employee Benefit Plans

Consolidated companies of TripCo sponsor 401(k) plans, which provide their employees an opportunity to make contributions to a trust for investment in Liberty common stock, as well as other mutual funds. The Company’s consolidated companies make matching contributions to the plans based on a percentage of the amount contributed by employees. Employer cash contributions related to BuySeasons and TripAdvisor were $5 million and $5 million for the years ended December 31, 2014 and 2013, respectively and less than a million for 2012.

LIBERTY TRIPADVISOR HOLDINGS, INC.

Notes to Consolidated Financial Statements (Continued)

December 31, 2014, 2013 and 2012

(11)  Related Party Transactions

Expedia

TripAdvisor provides click-based advertising and other advertising services to Expedia (TripAdvisor’s former parent) and is recorded at contract value, which TripAdvisor believes is a reasonable reflection of the value of the services provided. Expedia revenue represented 21% of TripAdvisor’s total revenue in 2014 through the date of the Trip Spin-Off and 23% for the year ended December 31, 2013. As discussed in note 4, only one month of TripAdvisor revenue has been recorded in the consolidated statements of TripCo for the year ended December 31, 2012. During the three months ended December 31, 2012 Expedia-revenue represented 23% of TripAdvisor’s revenue.

Other Expedia-operating expenses which are included within selling and marketing expense are approximately $6 million for the year ended December 31, 2013, which primarily consisted of marketing expense for TripAdvisor exit windows.

Following the Expedia Spin-Off, as a result of an irrevocable proxy of Liberty, Mr. Diller was effectively able to control the outcome of all matters submitted to a vote or for the consent of TripAdvisor’s stockholders (other than with respect to the election by the holders of TripAdvisor common stock of 25% of the members of TripAdvisor’s Board of Directors and matters as to which Delaware law requires a separate class vote). Additionally, Mr. Diller was the Chairman and Senior Executive of Expedia, and through similar arrangements between Mr. Diller and Liberty, Mr. Diller was effectively able to control the outcome of all matters submitted to a vote or for the consent of Expedia’s stockholders (other than with respect to the election by the holders of Expedia common stock of 25% of the members of Expedia’s Board of Directors and matters as to which Delaware law requires a separate class vote). As a result, from the completion of the Expedia Spin-Off until December 11, 2012, TripAdvisor and Expedia were related parties since they were under common control. On December 11, 2012, as a result of Liberty’s purchase of an aggregate of 4,799,848 shares of common stock of TripAdvisor from Mr. Diller, Expedia and TripAdvisor are no longer under common control. For TripCo, Expedia is not expected to be an affiliated entity on a go-forward basis, but because of Liberty’s ownership interest in Expedia, disclosure of this relationship was deemed appropriate until the time of spin-off. Therefore, as of December 31, 2014 the two entities are not considered related parties and certain reclassifications have been made to prior period presentation relating to Expedia to conform to current period classifications.

Additionally, TripAdvisor and Expedia entered into a tax sharing agreement. TripAdvisor is generally required to indemnify Expedia for any taxes resulting from the spin-off (and any related interest, penalties, legal and professional fees, and all costs and damages associated with related stockholder litigation or controversies) to the extent such amounts resulted from (i) any act or failure to act by TripAdvisor described in the covenants in the tax sharing agreement, (ii) any acquisition of TripAdvisor’s equity securities or assets or those of a member of its group, or (iii) any failure of the representations with respect to TripAdvisor or any member of its group to be true or any breach by TripAdvisor or any member of its group of any covenant, in each case, which is contained in the separation documents or in the documents relating to the IRS private letter ruling and/or the opinion of counsel.

BuySeasons

As of December 31, 2012, BuySeasons was in violation of the financial covenants specified by its amended revolving credit and term loan agreement. As a result, on February 10, 2013, Liberty assumed and repaid the outstanding liabilities under the amended loan agreement and BuySeasons issued a corresponding promissory note to Liberty for $11 million, which was in excess of the amount outstanding under BuySeasons’ amended revolving credit and term loan at that time. The loan agreement provided BuySeasons the ability to borrow an additional amount up to a total balance of $25 million, which was amended to increase the total borrowing capacity to $50 million. BuySeasons has borrowed the

LIBERTY TRIPADVISOR HOLDINGS, INC.

Notes to Consolidated Financial Statements (Continued)

December 31, 2014, 2013 and 2012

full capacity pursuant to this agreement during 2013. The interest rate on amounts borrowed is 6.25%, payable at the end of each calendar quarter. Principal and accrued interest on amounts borrowed pursuant to this agreement are due in full during February 2015. During August 2014, prior to completion of the Trip Spin-Off, Liberty forgave the balance of $46 million pursuant to the BuySeasons note.

Additionally, income taxes payable of $29 million due to Liberty was forgiven upon completion of the Trip Spin-Off and have been reflected as contributed capital in the consolidated statement of equity.

Agreement with President and CEO

Because of the significant voting power that Mr. Maffei would possess upon exercise of the options granted to him on December 21, 2014 and as a result of the share exchange between Mr. Maffei and certain of our stockholders in December 2014, the Compensation Committee of the Board and members of the Board independent of Mr. Maffei determined it was appropriate to request that Mr. Maffei and TripCo enter into a standstill agreement that would cap his voting interest at 34.9% (the “Standstill Agreement”), subject to a variety of limitations and exceptions.

(12)  Commitments and Contingencies

Operating Leases

TripCo’s consolidated companies have contractual obligations in the form of operating leases for office and warehouse space for which the related expense is recorded on a monthly basis. Certain leases contain periodic rent escalation adjustments and renewal options. Rent expense related to such leases is recorded on a straight-line basis. Operating lease obligations expire at various dates with the latest maturity in December 2030.

TripAdvisor leases approximately 119,000 square feet for their corporate headquarters in Newton, Massachusetts, pursuant to a lease with an expiration date of April 2015. TripAdvisor is currently in the process of negotiating an extension of the lease until mid-2015. TripAdvisor also leases an aggregate of approximately 470,000 square feet at approximately 40 other locations across North America, Europe and Asia Pacific, primarily for its international management teams, sales offices, and subsidiary headquarters, pursuant to leases with expiration dates through November 2024. In June 2013, TripAdvisor entered into an additional lease to move its headquarters to Needham, Massachusetts in 2015. The lease payments under the new lease will approximate $9.5 million annually.

TripAdvisor is the deemed owner (for accounting purposes only) of the new building during the construction period under build to suit lease accounting. As building construction began in the fourth quarter of 2013, TripAdvisor recorded estimated project construction costs incurred by the landlord as an asset and a corresponding long term liability in “Property and equipment, at cost” and “Other liabilities,” respectively, in our consolidated balance sheets. TripAdvisor will increase the asset and corresponding long term liability as additional building costs are incurred by the landlord during the construction period. Once the landlord completes the construction of the new building (estimated to be June 2015), we will evaluate the lease in order to determine whether or not the lease meets the criteria for “sale-leaseback” treatment. Upon completion of construction TripAdvisor currently expects that the lease will not meet the "sale-leaseback" criteria. Although TripAdvisor will not begin making lease payments pursuant to the Lease until November 2015, the portion of the lease obligations allocated to the land is treated for accounting purposes as an operating lease that commenced in 2013. TripAdvisor incurred approximately $62 million and $8 million of non-cash construction costs and related obligations in connection with the capitalization of construction-in-progress and tenant improvement costs during the years ended December 31, 2014 and 2013.

LIBERTY TRIPADVISOR HOLDINGS, INC.

Notes to Consolidated Financial Statements (Continued)

December 31, 2014, 2013 and 2012

For the years ended December 31, 2014, 2013 and 2012, TripCo recorded rental expense of $22 million, $15 million and $4 million, respectively. The following table presents TripCo’s estimated future minimum rental payments under operating leases with non-cancelable lease terms, including the new TripAdvisor headquarters lease, that expire after December 31, 2014 (amounts in millions):

2015	$21
2016	26
2017	26
2018	26
2019	25
Thereafter	169
$293

Off-Balance Sheet Arrangements

TripCo did not have any other off-balance sheet arrangements that have, or are reasonably likely to have, a current or future effect on the Company’s financial condition, results of operations, liquidity, capital expenditures or capital resources.

Litigation

In the ordinary course of business, the Company and its subsidiaries are parties to legal proceedings and claims involving, among other things, arising out of our operations. These matters may relate to claims involving alleged infringement of third-party intellectual property rights, defamation, taxes, regulatory compliance and other claims. Although it is reasonably possible that the Company may incur losses upon conclusion of such matters, an estimate of any loss or range of loss cannot be made. In the opinion of management, it is expected that amounts, if any, which may be required to satisfy such contingencies will not be material in relation to the accompanying consolidated financial statements.

(13) Segment Information

TripCo, through its ownership interests in subsidiaries and other companies, is primarily engaged in the on-line commerce industries. TripCo identifies its reportable segments as (A) those consolidated companies that represent 10% or more of its consolidated annual revenue, annual adjusted operating income before depreciation and amortization (“Adjusted OIBDA”) or total assets and (B) those equity method affiliates whose share of earnings represent 10% or more of TripCo’s annual pre-tax earnings. The segment presentation for prior periods has been conformed to the current period segment presentation.

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

TripCo defines Adjusted OIBDA as revenue less cost of sales, operating expenses, and selling, general and administrative expenses (excluding stock- based compensation). TripCo believes this measure is an important indicator of the operational strength and performance of its businesses, including each business’s ability to service debt and fund capital expenditures. In addition, this measure allows management to view operating results and perform analytical comparisons and benchmarking between businesses and identify strategies to improve performance. This measure of performance excludes

LIBERTY TRIPADVISOR HOLDINGS, INC.

Notes to Consolidated Financial Statements (Continued)

December 31, 2014, 2013 and 2012

depreciation and amortization, stock-based compensation, separately reported litigation settlements and restructuring and impairment charges that are included in the measurement of operating income pursuant to GAAP. Accordingly, Adjusted OIBDA should be considered in addition to, but not as a substitute for, operating income, net income, cash flow provided by operating activities and other measures of financial performance prepared in accordance with GAAP. TripCo generally accounts for intersegment sales and transfers as if the sales or transfers were to third parties, that is, at current prices.

TripCo’s operating segments are strategic business units that offer different products and services. They are managed separately because each segment requires different technologies, distribution channels and marketing strategies. The accounting policies of the segments that are also consolidated companies are the same as those described in the Company’s summary of significant accounting policies.

Performance Measures

	Years ended December 31,
	2014		2013		2012
		Adjusted		Adjusted		Adjusted
	Revenue	OIBDA	Revenue	OIBDA	Revenue	OIBDA
	(amounts in millions)
TripAdvisor	$1,246	468	945	379	36	8
Corporate and other	83	(26)	89	(18)	129	(7)
Consolidated TripCo	$1,329	442	1,034	361	165	1

Other Information

	December 31, 2014		December 31, 2013
	Total	Capital	Total	Capital
	Assets	expenditures	Assets	expenditures
	(amounts in millions)
TripAdvisor	$7,352	81	7,057	57
Corporate and other	29	9	32	3
Consolidated TripCo	$7,381	90	7,089	60

Revenue by Geographic Area

	December 31,
	2014	2013	2012
	(amounts in millions)
United States	$670	541	136
United Kingdom	191	141	5
Other countries	468	352	24
Consolidated TripCo	$1,329	1,034	165

LIBERTY TRIPADVISOR HOLDINGS, INC.

Notes to Consolidated Financial Statements (Continued)

December 31, 2014, 2013 and 2012

Long-lived Assets by Geographic Area

	December 31,
	2014	2013
	(amounts in millions)
United States	$134	32
Other countries	14	7
Consolidated TripCo	$148	39

The following table provides a reconciliation of consolidated Adjusted OIBDA to earnings (loss) before income taxes:

	Years ended December 31,
	2014	2013	2012
	(amounts in millions)
Consolidated Adjusted OIBDA	$442	361	1
Stock-based compensation	(74)	(60)	—
Depreciation and amortization	(298)	(315)	(16)
Impairment of intangible assets	(2)	(3)	(39)
Interest expense	(13)	(12)	(1)
Share of earnings (loss) of affiliates, net	—	—	38
Gains (losses) on transactions, net	—	(1)	1,088
Other, net	(11)	2	33
Earnings (loss) before income taxes	$44	(28)	1,104

(14) Quarterly Financial Information (Unaudited)

	1st	2nd	3rd	4th
	Quarter	Quarter	Quarter	Quarter
	(amounts in millions, except per share amounts)
2014:
Revenue	$294	335	375	325
Operating income (loss)	$29	31	17	(9)
Net earnings (loss)	$23	17	2	(33)
Net earnings (loss) attributable to Liberty TripAdvisor Holdings, Inc. Series A and Series B stockholders	$5	(1)	(5)	(21)
Basic earnings (loss) attributable to Liberty TripAdvisor Holdings, Inc. Series A and Series B stockholders per common share	$0.07	(0.01)	(0.07)	(0.29)
Diluted earnings (loss) attributable to Liberty TripAdvisor Holdings, Inc. Series A and Series B Stockholders per common share	$0.07	(0.01)	(0.07)	(0.29)

LIBERTY TRIPADVISOR HOLDINGS, INC.

Notes to Consolidated Financial Statements (Continued)

December 31, 2014, 2013 and 2012

	1st	2nd	3rd	4th
	Quarter	Quarter	Quarter	Quarter
	(amounts in millions, except per share amounts)
2013:
Revenue	$247	263	274	250
Operating income (loss)	$8	17	10	(52)
Net earnings (loss)	$4	13	47	(37)
Net earnings (loss) attributable to Liberty TripAdvisor Holdings, Inc. Series A and Series B stockholders	$(5)	1	8	(11)
Basic earnings (loss) attributable to Liberty TripAdvisor Holdings, Inc. Series A and Series B stockholders per common share	$(0.07)	0.01	0.11	(0.15)
Diluted earnings (loss) attributable to Liberty TripAdvisor Holdings, Inc. Series A and Series B Stockholders per common share	$(0.07)	0.01	0.11	(0.15)

PART III

The following required information is incorporated by reference to our definitive proxy statement for our 2015 Annual Meeting of Stockholders presently scheduled to be held in the second quarter of 2015:

Item 10.Directors, Executive Officers and Corporate Governance

Item 11.Executive Compensation

Item 12.Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Item 13.Certain Relationships and Related Transactions, and Director Independence

Item 14.Principal Accountant Fees and Services

We expect to file our definitive proxy statement for our 2015 Annual Meeting of Shareholders with the Securities and Exchange Commission on or before April 30, 2015.

III-1

PART IV.

Item 15.  Exhibits and Financial Statement Schedules.

(a)(1)  Financial Statements

Included in Part II of this report:

(a)(2)  Financial Statement Schedules

(i)    All schedules have been omitted because they are not applicable, not material or the required information is set forth in the financial statements or notes thereto.

(ii)  Prior year Report of Independent Registered Public Accounting Firm for TripAdvisor, Inc. referenced by current year Report of Independent Registered Public Accounting Firm.

(a)(3)  Exhibits

Listed below are the exhibits which are filed as a part of this Report (according to the number assigned to them in Item 601 of Regulation S-K):

2 - Plan of Acquisition, Reorganization, Arrangement, Liquidation or Succession:

2.1

Reorganization Agreement, dated as of August 15, 2014, between Liberty Interactive Corporation and Liberty TripAdvisor Holdings, Inc. (incorporated by reference to Exhibit 2.1 to Liberty Interactive Corporation’s Current Report on Form 8-K filed on September 3, 2014 (File No. 001-33982) (the “Liberty Interactive 8-K”)).

3 - Articles of Incorporation and Bylaws:

3.1

Restated Certificate of Incorporation of the Registrant (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed on September 3, 2014 (File No. 001-36603) (the “8-K”)).

3.2	Bylaws of the Registrant (incorporated by reference to Exhibit 3.2 to the 8-K).

4 - Instruments Defining the Rights to Securities Holders, including Indentures:

4.1

Specimen Certificate for shares of Series A Common Stock of the Registrant (incorporated by reference to Exhibit 4.1 to the Registrant's Registration Statement on Form S-1 filed on May 6, 2014 (File No. 333-195705) (the “S-1”)).

4.2	Specimen Certificate for shares of Series B Common Stock of the Registrant (incorporated by reference to Exhibit 4.2 the S-1).

10 - Material Contracts:

10.1

Liberty TripAdvisor Holdings, Inc. 2014 Omnibus Incentive Plan (incorporated by reference to Exhibit 99.1 to the Registrant’s Registration Statement on Form S-8 filed on September 9, 2014 (File No. 333-198650)).

10.2

Liberty TripAdvisor Holdings, Inc. Transitional Stock Adjustment Plan (incorporated by reference to Exhibit 99.1 to the Registrant's Registration Statement on Form S-8 filed on September 9, 2014 (File No. 333-198649)).

10.3

Tax Sharing Agreement, dated as of August 27, 2014, between Liberty Interactive Corporation and Liberty TripAdvisor Holdings, Inc. (incorporated by reference to Exhibit 10.1 to the Liberty Interactive 8-K).

10.4	Services Agreement, dated as of August 27, 2014, by and between Liberty Media Corporation and Liberty TripAdvisor Holdings, Inc. (incorporated by reference to Exhibit 10.2 the 8-K).

10.5

Facilities Sharing Agreement, dated as of August 27, 2014, by and among Liberty TripAdvisor Holdings, Inc., Liberty Media Corporation and Liberty Property Holdings, Inc. (incorporated by reference to Exhibit 10.3 the 8-K).

10.6

Form of Indemnification Agreement, by and between Liberty TripAdvisor Holdings, Inc. and its executive officers/directors (incorporated by reference to Exhibit 10.6 to Amendment No. 2 to the Registrant's Registration Statement on Form S-1 filed on July 25, 2014 (File No. 333-195705)).

10.7	Aircraft Time Sharing Agreements, dated as of August 27, 2014, by and between Liberty Media Corporation and Liberty TripAdvisor Holdings, Inc. (incorporated by reference to Exhibit 10.4 to the 8-K).

10.8

Aircraft Time Sharing Agreement, dated as of August 27, 2014, by and among Liberty Citation, Inc., Liberty Denver Arena, LLC and Liberty TripAdvisor Holdings, Inc. (incorporated by reference to Exhibit 10.5 to the 8-K).

10.9

Governance Agreement, dated as of December 20, 2011, by and between TripAdvisor, Inc. and Liberty Interactive Corporation (incorporated by reference to Exhibit 99.3 to Liberty Interactive Corporation's Schedule 13D in respect of common stock of TripAdvisor, Inc. (“TripAdvisor”), filed with the Securities and Exchange Commission on December 30, 2011).

10.10

Assignment and Assumption of Governance Agreement, made as of August 12, 2014, by and among Liberty TripAdvisor Holdings, Inc., Liberty Interactive Corporation and TripAdvisor (incorporated by reference to Exhibit 7(b) to the Registrant’s Schedule 13D in respect of common stock of TripAdvisor, filed with the Securities and Exchange Commission on August 29, 2014).

10.11

Letter Agreement, dated December 21, 2014, between Gregory B. Maffei and Liberty TripAdvisor Holdings, Inc. (incorporated by reference to Exhibit 99.1 to the Registrant’s Current Report on Form 8-K filed on December 29, 2014 (File No. 001-36603)).

10.12

Tax Sharing Agreement, by and between TripAdvisor and Expedia, Inc., dated as of December 20, 2011 (incorporated by reference to Exhibit No. 10.2 to TripAdvisor’s Current Report on Form 8-K filed on December 27, 2011 (File No. 001-35362) (the "TripAdvisor 8-K")).

10.13

Sublease between Newton Technology Park LLC and TripAdvisor LLC, dated as of October 31, 2007 (incorporated by reference to Exhibit 10.12 to TripAdvisor's Registration Statement on Form S-4/A filed on October 24, 2011 (File No. 333-175828-01) (the "TripAdvisor S-4")).

10.14	First Amendment to Sublease between Newton Technology Park LLC and TripAdvisor LLC, dated as of June 15, 2009 (incorporated by reference to Exhibit 10.13 to the TripAdvisor S-4).

10.15

Credit Agreement, by and among TripAdvisor, TripAdvisor Holdings, LLC, and TripAdvisor LLC, the lenders party thereto, JPMorgan Chase Bank, N.A., as administrative agent, and J.P. Morgan Europe Limited, as London agent, dated as of December 20, 2011 (incorporated by reference to Exhibit 4.2 to the TripAdvisor 8-K).

10.16

Waiver and Amendment Agreement, by and among TripAdvisor, TripAdvisor Holdings, LLC, and TripAdvisor LLC, the lenders party thereto, JPMorgan Chase Bank, N.A., as administrative agent, and J.P. Morgan Europe Limited, as London agent, dated as of December 27, 2013 (incorporated by reference to Exhibit 10.8 to TripAdvisor's Annual Report on Form 10-K filed with the SEC on February 11, 2014 (File No. 001-35362) (the "TripAdvisor 10-K")).

10.17

Corporate Headquarters Lease with Normandy Gap-V Needham Building 3, LLC, as landlord, dated as of June 20, 2013 (incorporated by reference to Exhibit 10.1 to TripAdvisor's Quarterly Report on Form 10-Q  filed on July 24, 2013 (File No. 001-35362) (the "TripAdvisor 10-Q")).

10.18	Guaranty dated June 20, 2013 by TripAdvisor, Inc. for the benefit of Normandy Gap-V Needham Building 3, LLC, as landlord (incorporated by reference to Exhibit 10.2 to the TripAdvisor 10-Q).

10.19	Form of TripAdvisor Media Group Master Advertising Insertion Order (incorporated by reference to Exhibit 10.21 to the TripAdvisor 10-K).

21	Subsidiaries of Liberty TripAdvisor Holdings, Inc.*

23.1	Consent of KPMG LLP.*

23.2	Consent of Ernst & Young LLP.*

31.1	Rule 13a-14(a)/15d - 14(a) Certification.*

31.2	Rule 13a-14(a)/15d - 14(a) Certification.*

32	Section 1350 Certification.**

101.INS	XBRL Instance Document.*

101.SCH	XBRL Taxonomy Extension Schema Document.*

101.CAL	XBRL Taxonomy Calculation Linkbase Document.*

101.LAB	XBRL Taxonomy Label Linkbase Document.*

101.PRE	XBRL Taxonomy Presentation Linkbase Document.*

101.DEF	XBRL Taxonomy Definition Document.*

*   Filed herewith.

** Furnished herewith

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders

of TripAdvisor, Inc.:

We have audited the consolidated balance sheet of TripAdvisor, Inc. (a consolidated subsidiary of Liberty TripAdvisor Holdings, Inc.) as of December 31, 2013, and the related consolidated statements of operations, comprehensive income, stockholders’ equity, and cash flows for each of the two years in the period ended December 31, 2013 (not presented separately herein). These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of TripAdvisor, Inc. at December 31, 2013, and the consolidated results of its operations and its cash flows for each of the two years in the period ended December 31, 2013, in conformity with U.S. generally accepted accounting principles.

/s/ Ernst & Young LLP

Boston, Massachusetts

February 11, 2014, except for Note 2 and Note 16,

as to which the date is

February 17, 2015

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LIBERTY TRIPADVISOR HOLDINGS, INC.

Date: March 12, 2015	By:	/s/ GREGORY B. MAFFEI
Gregory B. Maffei President and Chief Executive Officer

Date: March 12, 2015	By:	/s/ CHRISTOPHER W. SHEAN
Christopher W. Shean Senior Vice President and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

Signature	Title	Date

/s/John C. Malone	Chairman of the Board and Director	March 12, 2015
John C. Malone

/s/Gregory B. Maffei	Director, Chief Executive Officer	March 12, 2015
Gregory B. Maffei	and President

/s/Michael J. Malone	Director	March 12, 2015
Michael J. Malone

/s/Chris Mueller	Director	March 12, 2015
Chris Mueller

/s/Larry E. Romrell	Director	March 12, 2015
Larry E. Romrell

/s/Albert E. Rosenthaler	Director	March 12, 2015
Albert E. Rosenthaler

/s/J. David Wargo	Director	March 12, 2015
J. David Wargo

EXHIBIT INDEX

Listed below are the exhibits which are filed as a part of this Report (according to the number assigned to them in Item 601 of Regulation S-K):

2 - Plan of Acquisition, Reorganization, Arrangement, Liquidation or Succession:

2.1

Reorganization Agreement, dated as of August 15, 2014, between Liberty Interactive Corporation and Liberty TripAdvisor Holdings, Inc. (incorporated by reference to Exhibit 2.1 to Liberty Interactive Corporation’s Current Report on Form 8-K filed on September 3, 2014 (File No. 001-33982) (the “Liberty Interactive 8-K”)).

3 - Articles of Incorporation and Bylaws:

3.1

Restated Certificate of Incorporation of the Registrant (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed on September 3, 2014 (File No. 001-36603) (the “8-K”)).

3.2	Bylaws of the Registrant (incorporated by reference to Exhibit 3.2 to the 8-K).

4 - Instruments Defining the Rights to Securities Holders, including Indentures:

4.1

Specimen Certificate for shares of Series A Common Stock of the Registrant (incorporated by reference to Exhibit 4.1 to the Registrant's Registration Statement on Form S-1 filed on May 6, 2014 (File No. 333-195705) (the “S-1”)).

4.2	Specimen Certificate for shares of Series B Common Stock of the Registrant (incorporated by reference to Exhibit 4.2 the S-1).

10 - Material Contracts:

10.1

Liberty TripAdvisor Holdings, Inc. 2014 Omnibus Incentive Plan (incorporated by reference to Exhibit 99.1 to the Registrant’s Registration Statement on Form S-8 filed on September 9, 2014 (File No. 333-198650)).

10.2

Liberty TripAdvisor Holdings, Inc. Transitional Stock Adjustment Plan (incorporated by reference to Exhibit 99.1 to the Registrant's Registration Statement on Form S-8 filed on September 9, 2014 (File No. 333-198649)).

10.3

Tax Sharing Agreement, dated as of August 27, 2014, between Liberty Interactive Corporation and Liberty TripAdvisor Holdings, Inc. (incorporated by reference to Exhibit 10.1 to the Liberty Interactive 8-K).

10.4	Services Agreement, dated as of August 27, 2014, by and between Liberty Media Corporation and Liberty TripAdvisor Holdings, Inc. (incorporated by reference to Exhibit 10.2 the 8-K).

10.5

Facilities Sharing Agreement, dated as of August 27, 2014, by and among Liberty TripAdvisor Holdings, Inc., Liberty Media Corporation and Liberty Property Holdings, Inc. (incorporated by reference to Exhibit 10.3 the 8-K).

10.6

Form of Indemnification Agreement, by and between Liberty TripAdvisor Holdings, Inc. and its executive officers/directors (incorporated by reference to Exhibit 10.6 to Amendment No. 2 to the Registrant's Registration Statement on Form S-1 filed on July 25, 2014 (File No. 333-195705)).

10.7	Aircraft Time Sharing Agreements, dated as of August 27, 2014, by and between Liberty Media Corporation and Liberty TripAdvisor Holdings, Inc. (incorporated by reference to Exhibit 10.4 to the 8-K).

10.8

Aircraft Time Sharing Agreement, dated as of August 27, 2014, by and among Liberty Citation, Inc., Liberty Denver Arena, LLC and Liberty TripAdvisor Holdings, Inc. (incorporated by reference to Exhibit 10.5 to the 8-K).

10.9

Governance Agreement, dated as of December 20, 2011, by and between TripAdvisor, Inc. and Liberty Interactive Corporation (incorporated by reference to Exhibit 99.3 to Liberty Interactive Corporation's Schedule 13D in respect of common stock of TripAdvisor, Inc. (“TripAdvisor”), filed with the Securities and Exchange Commission on December 30, 2011).

10.10

Assignment and Assumption of Governance Agreement, made as of August 12, 2014, by and among Liberty TripAdvisor Holdings, Inc., Liberty Interactive Corporation and TripAdvisor (incorporated by reference to Exhibit 7(b) to the Registrant’s Schedule 13D in respect of common stock of TripAdvisor, filed with the Securities and Exchange Commission on August 29, 2014).

10.11

Letter Agreement, dated December 21, 2014, between Gregory B. Maffei and Liberty TripAdvisor Holdings, Inc. (incorporated by reference to Exhibit 99.1 to the Registrant’s Current Report on Form 8-K filed on December 29, 2014 (File No. 001-36603)).

10.12

Tax Sharing Agreement, by and between TripAdvisor and Expedia, Inc., dated as of December 20, 2011 (incorporated by reference to Exhibit No. 10.2 to TripAdvisor’s Current Report on Form 8-K filed on December 27, 2011 (File No. 001-35362) (the "TripAdvisor 8-K")).

10.13

Sublease between Newton Technology Park LLC and TripAdvisor LLC, dated as of October 31, 2007 (incorporated by reference to Exhibit 10.12 to TripAdvisor's Registration Statement on Form S-4/A filed on October 24, 2011 (File No. 333-175828-01) (the "TripAdvisor S-4")).

10.14	First Amendment to Sublease between Newton Technology Park LLC and TripAdvisor LLC, dated as of June 15, 2009 (incorporated by reference to Exhibit 10.13 to the TripAdvisor S-4).

10.15

Credit Agreement, by and among TripAdvisor, TripAdvisor Holdings, LLC, and TripAdvisor LLC, the lenders party thereto, JPMorgan Chase Bank, N.A., as administrative agent, and J.P. Morgan Europe Limited, as London agent, dated as of December 20, 2011 (incorporated by reference to Exhibit 4.2 to the TripAdvisor 8-K).

10.16

Waiver and Amendment Agreement, by and among TripAdvisor, TripAdvisor Holdings, LLC, and TripAdvisor LLC, the lenders party thereto, JPMorgan Chase Bank, N.A., as administrative agent, and J.P. Morgan Europe Limited, as London agent, dated as of December 27, 2013 (incorporated by reference to Exhibit 10.8 to TripAdvisor's Annual Report on Form 10-K filed with the SEC on February 11, 2014 (File No. 001-35362) (the "TripAdvisor 10-K")).

10.17

Corporate Headquarters Lease with Normandy Gap-V Needham Building 3, LLC, as landlord, dated as of June 20, 2013 (incorporated by reference to Exhibit 10.1 to TripAdvisor's Quarterly Report on Form 10-Q  filed on July 24, 2013 (File No. 001-35362) (the "TripAdvisor 10-Q")).

10.18	Guaranty dated June 20, 2013 by TripAdvisor, Inc. for the benefit of Normandy Gap-V Needham Building 3, LLC, as landlord (incorporated by reference to Exhibit 10.2 to the TripAdvisor 10-Q).

10.19	Form of TripAdvisor Media Group Master Advertising Insertion Order (incorporated by reference to Exhibit 10.21 to the TripAdvisor 10-K).

21	Subsidiaries of Liberty TripAdvisor Holdings, Inc.*

23.1	Consent of KPMG LLP.*

23.2	Consent of Ernst & Young LLP.*

31.1	Rule 13a-14(a)/15d - 14(a) Certification.*

31.2	Rule 13a-14(a)/15d - 14(a) Certification.*

32	Section 1350 Certification.**

101.INS	XBRL Instance Document.*

101.SCH	XBRL Taxonomy Extension Schema Document.*

101.CAL	XBRL Taxonomy Calculation Linkbase Document.*

101.LAB	XBRL Taxonomy Label Linkbase Document.*

101.PRE	XBRL Taxonomy Presentation Linkbase Document.*

101.DEF	XBRL Taxonomy Definition Document.*

*   Filed herewith.

** Furnished herewith

QuickLinks

IV-1