Form 10-Q
period 2015-03-31
Liberty TripAdvisor Holdings, Inc.
filed 2015-05-14
CIK 1606745

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2015

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

Large accelerated filer ☐	Accelerated filer ☐	Non‑accelerated filer ☒ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the Registrant is a shell company as defined in Rule 12b-2 of the Exchange Act. Yes     No ☒

The number of outstanding shares of Liberty TripAdvisor Holdings, Inc. common stock as of April 30, 2015 was:

	Series A	Series B
Liberty TripAdvisor Holdings, Inc. common stock	71,863,870	2,929,777

LIBERTY TRIPADVISOR HOLDINGS, INC.

Condensed Consolidated Balance Sheets

(unaudited)

	March 31,	December 31,
	2015	2014
	amounts in millions
Assets
Current assets:
Cash and cash equivalents	$555	509
Trade and other receivables, net of allowance for doubtful accounts of $7 million and $7 million, respectively	230	153
Inventory, net	11	12
Short term marketable securities (note 4)	118	108
Deferred income tax assets	12	11
Other current assets	33	29
Total current assets	959	822
Investments in available-for-sale securities (note 4)	19	31
Property and equipment, at cost	221	187
Accumulated depreciation	(45)	(39)
	176	148
Intangible assets not subject to amortization:
Goodwill	3,678	3,691
Trademarks	1,808	1,819
	5,486	5,510
Intangible assets subject to amortization, net	758	831
Other assets, at cost, net of accumulated amortization	39	39
Total assets	$7,437	7,381

          (continued)

See accompanying notes to condensed consolidated financial statements.

LIBERTY TRIPADVISOR HOLDINGS, INC.

Condensed Consolidated Balance Sheets (Continued)

(unaudited)

	March 31,	December 31,
	2015	2014
	amounts in millions
Liabilities and Equity
Current liabilities:
Accounts payable	$179	118
Accrued liabilities	120	121
Current portion of debt (note 5)	80	78
Deferred revenue	78	57
Other current liabilities	2	21
Total current liabilities	459	395
Long-term debt (note 5)	659	664
Deferred income tax liabilities	806	821
Other liabilities	174	154
Total liabilities	2,098	2,034
Equity:
Preferred stock, $.01 par value. Authorized shares 50,000,000; no shares issued.	—	—
Series A common stock, $.01 par value. Authorized 200,000,000 shares; issued and outstanding 71,832,647 at March 31, 2015 and 71,555,730 shares at December 31, 2014.	1	1
Series B common stock, $.01 par value. Authorized shares 7,500,000; issued and outstanding 2,929,777 at March 31, 2015 and 2,929,777 shares at December 31, 2014.	—	—
Series C common stock, $.01 par value. Authorized shares 200,000,000; no shares issued.	—	—
Additional paid-in capital	290	296
Accumulated other comprehensive earnings (loss), net of taxes	(23)	(12)
Retained earnings	605	612
Total stockholders' equity	873	897
Noncontrolling interests in equity of subsidiaries	4,466	4,450
Total equity	5,339	5,347
Commitments and contingencies (note 6)
Total liabilities and equity	$7,437	7,381

See accompanying notes to condensed consolidated financial statements.

LIBERTY TRIPADVISOR HOLDINGS, INC.

Condensed Consolidated Statements of Operations

(unaudited)

	Three months ended
	March 31,
	2015	2014
	amounts in millions, except
	per share amounts
Service and other revenue	$363	281
Net retail sales	11	13
Total net sales	374	294
Operating costs and expenses:
Cost of goods sold (exclusive of depreciation shown separately below)	10	10
Operating expense, including stock-based compensation (note 2)	66	51
Selling, general and administrative, including stock-based compensation (note 2)	196	134
Depreciation and amortization	64	70
	336	265
Operating income (loss)	38	29
Other income (expense):
Interest expense	(8)	(2)
Other, net	(2)	—
	(10)	(2)
Earnings (loss) before income taxes	28	27
Income tax (expense) benefit	(11)	(4)
Net earnings (loss)	17	23
Less net earnings (loss) attributable to noncontrolling interests	24	18
Net earnings (loss) attributable to Liberty TripAdvisor Holdings, Inc. shareholders	$(7)	5

Basic net earnings (loss) attributable to Liberty TripAdvisor Holdings, Inc. shareholders per common share (note 3):
Series A and B common stock	$(0.09)	0.07
Diluted net earnings (loss) attributable to Liberty TripAdvisor Holdings, Inc. shareholders per common share (note 3):
Series A and B common stock	$(0.09)	0.07

See accompanying notes to condensed consolidated financial statements.

LIBERTY TRIPADVISOR HOLDINGS, INC.

Condensed Consolidated Statements of Comprehensive Earnings (Loss)

(unaudited)

	Three months ended
	March 31,
	2015	2014
	amounts in millions
Net earnings (loss)	$17	23
Other comprehensive earnings (loss), net of taxes:
Foreign currency translation adjustments	(50)	6
Other comprehensive earnings (loss)	(50)	6
Comprehensive earnings (loss)	(33)	29
Less comprehensive earnings (loss) attributable to the noncontrolling interests	(15)	23
Comprehensive earnings (loss) attributable to Liberty TripAdvisor Holdings, Inc. shareholders	$(18)	6

See accompanying notes to condensed consolidated financial statements.

LIBERTY TRIPADVISOR HOLDINGS, INC.

Condensed Consolidated Statements of Cash Flows

(unaudited)

	Three months ended
	March 31,
	2015	2014
	amounts in millions
Cash flows from operating activities:
Net earnings (loss)	$17	23
Adjustments to reconcile net earnings to net cash provided by operating activities
Depreciation and amortization	64	70
Stock-based compensation	19	17
Excess tax benefit from stock-based compensation	(7)	(11)
Deferred income tax expense (benefit)	(9)	(19)
Other noncash charges (credits), net	8	(1)
Changes in operating assets and liabilities
Current and other assets	(76)	(31)
Payables and other liabilities	79	56
Net cash provided (used) by operating activities	95	104
Cash flows from investing activities:
Capital expended for property and equipment	(32)	(20)
Cash paid for acquisitions, net of cash acquired	(5)	—
Purchases of short term investments and other marketable securities	(32)	(203)
Sales and maturities of short term investments and other marketable securities	34	96
Other investing activities, net	—	(2)
Net cash provided (used) by investing activities	(35)	(129)
Cash flows from financing activities:
Borrowings of debt	2	11
Repayments of debt	(10)	(13)
Payment of minimum withholding taxes on net share settlements of equity awards	(13)	(18)
Excess tax benefit from stock-based compensation	7	11
Shares issued by subsidiary	8	—
Option exercises	4	—
Other financing activities, net	—	2
Net cash provided (used) by financing activities	(2)	(7)
Effect of foreign currency exchange rates on cash	(12)	—
Net increase (decrease) in cash and cash equivalents	46	(32)
Cash and cash equivalents at beginning of period	509	354
Cash and cash equivalents at end of period	$555	322

See accompanying notes to condensed consolidated financial statements.

LIBERTY TRIPADVISOR HOLDINGS, INC.

Condensed Consolidated Statement of Equity

Three months ended March 31, 2015

(unaudited)

	Stockholders' equity

						Accumulated		Noncontrolling
					Additional	other		interest in
	Preferred	Common Stock			paid-in	comprehensive	Retained	equity of	Total
	Stock	Series A	Series B	Series C	capital	earnings (loss)	earnings	subsidiaries	equity
	amounts in millions
Balance at January 1, 2015	$—	1	—	—	296	(12)	612	4,450	5,347
Net earnings (loss)	—	—	—	—	—	—	(7)	24	17
Other comprehensive earnings (loss)	—	—	—	—	—	(11)	—	(39)	(50)
Stock compensation	—	—	—	—	5	—	—	15	20
Issuance of common stock upon exercise of stock options	—	—	—	—	4	—	—	—	4
Minimum withholding taxes on net share settlements of stock-based compensation	—	—	—	—	(13)	—	—	—	(13)
Excess tax benefits on stock-based compensation	—	—	—	—	2	—	—	5	7
Shares issued by subsidiary	—	—	—	—	(3)	—	—	11	8
Other	—	—	—	—	(1)	—	—	—	(1)
Balance at March 31, 2015	$—	1	—	—	290	(23)	605	4,466	5,339

See accompanying notes to condensed consolidated financial statements.

LIBERTY TRIPADVISOR HOLDINGS, INC.

Notes to Condensed Consolidated Financial Statements

(unaudited)

(1) Basis of Presentation

During October 2013, the Board of Directors of Liberty Interactive Corporation and its subsidiaries (“Liberty”) authorized a plan to distribute to the stockholders of Liberty’s Liberty Ventures common stock shares of a wholly‑owned subsidiary, Liberty TripAdvisor Holdings, Inc. (“TripCo” or the “Company”) (the “Trip Spin‑Off”). TripCo holds the subsidiaries TripAdvisor, Inc. (“TripAdvisor”) and BuySeasons, Inc. (“BuySeasons”). Both TripAdvisor and BuySeasons have more revenue in the third quarter, based on a higher travel research period and the Halloween period, respectively, as compared to the other quarters of the year. The Trip Spin-Off was completed on August 27, 2014 and effected as a pro‑rata dividend of shares of TripCo to the stockholders of Series A and Series B Liberty Ventures common stock of Liberty. The Trip Spin-Off was intended to be tax-free and was accounted for at historical cost due to the pro rata nature of the distribution to stockholders of Liberty Ventures common stock. These financial statements have been prepared based on a combination of the historical financial information of TripAdvisor and BuySeasons for the periods prior to the Trip Spin-Off but are referred to as consolidated in this Form 10-Q.

The accompanying (a) condensed consolidated balance sheet as of December 31, 2014, which has been derived from audited financial statements, and (b) the interim unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and the instructions to Form 10‑Q and Article 10 of Regulation S‑X as promulgated by the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of the results for such periods have been included. The results of operations for any interim period are not necessarily indicative of results for the full year. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes for the year ended December 31, 2014 as presented in the Company’s Annual Report on Form 10-K for the year ended December 31, 2014.

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates. The Company considers (i) recognition and recoverability of goodwill, intangible assets and long-lived assets, (ii) websites and internal use software development costs, (iii) revenue recognition, (iv) accounting for income taxes and (v) stock‑based compensation to be its most significant estimates.

In May 2014, the Financial Accounting Standards Board (“FASB”) issued new accounting guidance on revenue from contracts with customers.  The new guidance requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. The updated guidance will replace most existing revenue recognition guidance in GAAP when it becomes effective and permits the use of either a retrospective or cumulative effect transition method. This guidance is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2016 but a proposal has been issued to extend the effective date to those fiscal years beginning after December 31, 2017.  The Company has not yet selected a transition method and is currently evaluating the effect that the updated standard will have its financial statements and related disclosures.

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

LIBERTY TRIPADVISOR HOLDINGS, INC.

Notes to Condensed Consolidated Financial Statements (Continued)

(unaudited)

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

Pursuant to the services agreement, Liberty Media provides TripCo with general and administrative services including legal, tax, accounting, treasury and investor relations support. TripCo reimburses Liberty Media for direct, out‑of‑pocket expenses incurred by Liberty Media in providing these services and TripCo pays a services fee to Liberty Media under the services agreement that is subject to adjustment semi‑annually, as necessary.

Under the facilities sharing agreement, TripCo shares office space with Liberty, Liberty Media and Liberty Broadband Corporation and related amenities at Liberty Media’s corporate headquarters in Englewood, Colorado.

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

(2) Stock-Based Compensation

TripCo Incentive Plans

TripCo has granted to certain of its directors and employees options to purchase shares of TripCo common stock (“Awards”). TripCo measures the cost of employee services received in exchange for an equity classified Award based on the grant-date fair value of the Award, and recognizes that cost over the period during which the employee is required to provide service (usually the vesting period of the Award).

TripCo has calculated the grant-date fair value for all of its equity classified Awards using the Black-Scholes Model. TripCo estimates the expected term of the Awards based on historical exercise and forfeiture data. The volatility used in the calculation for Awards is based on the historical volatility of TripCo’s stock and the implied volatility of publicly traded TripCo options. TripCo uses a zero dividend rate and the risk-free rate for Treasury Bonds with a term similar to that of the subject options.

LIBERTY TRIPADVISOR HOLDINGS, INC.

Notes to Condensed Consolidated Financial Statements (Continued)

(unaudited)

Included in the accompanying condensed consolidated statements of operations are the following amounts of stock‑based compensation, the majority of which relates to TripAdvisor as discussed below:

	Three months ended
	March 31,
	2015	2014
	amounts in millions
Operating expense	$7	7
Selling, general and administrative expense	12	10
	$19	17

TripCo - Outstanding Awards

The following table presents the number and weighted average exercise price (“WAEP”) of the Awards to purchase TripCo common stock granted to certain officers, employees and directors of the Company, as well as the weighted average remaining life and aggregate intrinsic value of the Awards.

			Weighted
			average
			remaining	Aggregate
			contractual	intrinsic
	Series A	WAEP	life	value
	(in thousands)		(in years)	(in millions)
Outstanding at January 1, 2015	1,090	$13.94
Granted	—	$—
Exercised	(329)	$13.99
Forfeited/Cancelled	(1)	$22.24
Outstanding at March 31, 2015	760	$13.91	4.1	$14
Exercisable at March 31, 2015	391	$12.91	3.5	$7

There was no activity during the period related to the TripCo Series B options.

As of March 31, 2015, the total unrecognized compensation cost related to unvested Awards was approximately $24 million. Such amount will be recognized in the Company's consolidated statements of operations over a weighted average period of approximately 3.1 years.

As of March 31, 2015, TripCo reserved 2.6 million shares of Series A and Series B common stock for issuance under exercise privileges of outstanding stock Awards.

TripAdvisor Equity Grant Awards

The following table presents the number and weighted average exercise price (“WAEP”) of the Awards to purchase TripAdvisor common stock granted to certain officers, employees and directors of TripAdvisor.

LIBERTY TRIPADVISOR HOLDINGS, INC.

Notes to Condensed Consolidated Financial Statements (Continued)

(unaudited)

			Weighted
			average
	TripAdvisor		remaining	Aggregate
	stock		contractual	intrinsic
	options	WAEP	life	value
	(in thousands)		(in years)	(in millions)
Outstanding at January 1, 2015	8,651	$44.47
Granted	368	$86.07
Exercised	(585)	$34.30
Cancelled or expired	(91)	$51.97
Outstanding at March 31, 2015	8,343	$46.94	4.9	$312
Exercisable at March 31, 2015	4,630	$34.42	3.1	$227

The weighted average grant date fair value of options granted was $33.79 for the three months ended March 31, 2015.

As of March 31, 2015, the total unrecognized compensation cost related to unvested TripAdvisor stock options was approximately $89 million and will be recognized over a weighted average period of approximately 2.6 years. The total intrinsic value of stock options exercised for the three months ended March 31, 2015 and 2014 was $31 million and $36 million, respectively.

Additionally, during the three months ended March 31, 2015, TripAdvisor granted 515 thousand service based RSUs under its 2011 Incentive Plan for which the fair value was measured based on the quoted price of TripAdvisor common stock at the date of grant. The weighted average grant date fair value for RSU’s granted during the three months ended March 31, 2015 was $87.52 per share. As of March 31, 2015, the total unrecognized compensation cost related to TripAdvisor RSUs was approximately $99 million and will be recognized over a weighted average period of approximately 3.2 years.

(3) Earnings (Loss) Per Common Share (EPS)

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

	Three months	Three months
	ended	ended
	March 31, 2015	March 31, 2014
	number of shares in millions
Basic EPS	75	74
Potentially dilutive shares	—	—
Diluted EPS	75	74

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

The Company’s assets and liabilities measured at fair value are as follows:

	March 31, 2015			December 31, 2014
		Quoted prices	Significant		Quoted prices	Significant
		in active	other		in active	other
		markets for	observable		markets for	observable
		identical assets	inputs		identical assets	inputs
Description	Total	(Level 1)	(Level 2)	Total	(Level 1)	(Level 2)
	amounts in millions
Cash equivalents	$70	70	—	58	58	—
Short-term marketable securities	$118	—	118	108	—	108
Available-for-sale securities	$19	—	19	31	—	31

The fair value of Level 2 marketable securities and available‑for‑sale securities were obtained from pricing sources for identical or comparable instruments, rather than direct observations of quoted prices in active markets.

Other Financial Instruments

Other financial instruments not measured at fair value on a recurring basis include trade receivables, trade payables, accrued and other current liabilities. The carrying amount approximates fair value due to the short maturity of these instruments as reported on our condensed consolidated balance sheets.

(5) Debt

Outstanding debt at March 31, 2015 and December 31, 2014 is summarized as follows:

	March 31,	December 31,
	2015	2014
	amounts in millions
TripAdvisor term loan and revolving credit facility	$290	300
TripCo margin loans	409	404
TripAdvisor Chinese credit facilities	40	38
Total consolidated TripCo debt	$739	742
Less debt classified as current	(80)	(78)
Total long-term debt	$659	664

LIBERTY TRIPADVISOR HOLDINGS, INC.

Notes to Condensed Consolidated Financial Statements (Continued)

(unaudited)

TripAdvisor Term Loan Facility Due 2016 and Revolving Credit Facility

In 2011, TripAdvisor entered into a Credit Agreement, which provides $600 million of borrowing including:

•	a Term Loan Facility, or Term Loan, in an aggregate principal amount of $400 million with a term of five years due December 2016; and
•	a Revolving Credit Facility in an aggregate principal amount of $200 million available in U.S. dollars, Euros and British pound sterling with a term of five years expiring December 2016.

As of March 31, 2015, the Term Loan and loans under the Revolving Credit Facility bear interest at LIBOR plus 150 basis points, or the Eurocurrency Spread, or the alternate base rate (“ABR”) plus 50 basis points, and undrawn amounts are currently subject to a commitment fee of 22.5 basis points.

As of March 31, 2015, TripAdvisor used a one-month interest period Eurocurrency Spread which is approximately 1.7% per annum. Interest is payable on a monthly basis while TripAdvisor is borrowing under the one‑month interest rate period. The current interest rates are based on current assumptions, leverage and LIBOR rates and do not take into account that rates will reset periodically.

The Term Loan principal is currently repayable in quarterly installments on the last day of each calendar quarter equal to 2.5% of the original principal amount, with the balance due on the final maturity date. Principal payments aggregating $10 million were made during the three months ended March 31, 2015.

The Revolving Credit Facility includes $40 million of borrowing capacity available for letters of credit and $40 million for borrowings on same‑day notice. As of March 31, 2015 there were no outstanding borrowings under the Revolving Credit Facility.

TripAdvisor Chinese Credit Facilities

In addition to borrowings under the Credit Agreement, TripAdvisor maintains Chinese Credit Facilities. As of March 31, 2015 and December 31, 2014, there were approximately $40 million and $38 million of short term borrowings outstanding, respectively.

Certain of TripAdvisor’s Chinese subsidiaries entered into a RMB 189,000,000 (approximately $30 million), one-year revolving credit facility with Bank of America (the “Chinese Credit Facility—BOA”) that is currently subject to review on a periodic basis with no specific expiration period. As of March 31, 2015, approximately $21 million of borrowings were outstanding under this credit facility. The Chinese Credit Facility—BOA bears interest based at 100% of the People’s Bank of China’s base rate, which was 5.35% as of March 31, 2015.

In addition, certain of TripAdvisor’s Chinese subsidiaries entered into a RMB 125,000,000 (approximately $20 million) one-year revolving credit facility with J.P. Morgan Chase Bank (“Chinese Credit Facility—JPM”). As of March 31, 2015, approximately $19 million of borrowings are outstanding under this credit facility. The Chinese Credit Facility—JPM bears interest based at 100% of the People’s Bank of China’s base rate, which was 5.35% as of March 31, 2015.

LIBERTY TRIPADVISOR HOLDINGS, INC.

Notes to Condensed Consolidated Financial Statements (Continued)

(unaudited)

TripCo Margin Loans

On August 21, 2014, a wholly owned subsidiary of TripCo entered into two margin loan agreements which aggregated total borrowings of $400 million. Prior to the Trip Spin-Off, approximately $348 million of such amount was distributed to Liberty. Common Stock and Class B Common Stock of TripAdvisor were pledged as collateral pursuant to these agreements. Each agreement contains language that indicates that the Company, as borrower and transferor of underlying shares as collateral, has the right to exercise all voting, consensual and other powers of ownership pertaining to the transferred shares for all purposes, provided that Liberty agrees that it will not vote the shares in any manner that would reasonably be expected to give rise to transfer or certain other restrictions. Similarly, the loan agreements indicate that no lender party shall have any voting rights with respect to the shares transferred, except to the extent that a lender party buys any shares in a sale or other disposition made pursuant to the terms of the loan agreements. The agreements also contain certain restrictions related to additional indebtedness. Interest on the margin loans will accrue at a rate of 3.65% plus LIBOR for six months and 3.25% thereafter to be paid in kind or cash at the election of TripCo. The Company expects that interest on the loan will be paid in kind and added to the principal amount on the loan. For the three months ended March 31, 2015, the non-cash addition to the principal balance was $5 million. The term of the loan is three years and the maturity date is August 22, 2017.

As of March 31, 2015, the values of TripAdvisor’s shares pledged as collateral pursuant to the margin loan agreements, determined based on the trading price of the Common Stock and on an as-if converted basis for the Class B Common Stock, are as follows:

	Number of Shares
	Pledged as
	Collateral as of	Share value as of
Pledged Collateral	March 31, 2015	March 31, 2015
	amounts in millions
Common Stock	18.2	$1,514
Class B Common Stock	12.8	$1,065

The outstanding margin loans contain various affirmative and negative covenants that restrict the activities of the borrower. The loan agreements do not include any financial covenants.

Debt Covenants

As of March 31, 2015, each of the Company and TripAdvisor was in compliance with its respective debt covenants.

LIBERTY TRIPADVISOR HOLDINGS, INC.

Notes to Condensed Consolidated Financial Statements (Continued)

(unaudited)

(6) Commitments and Contingencies

Leases

On June 20, 2013, TripAdvisor entered into an additional lease to move its headquarters to Needham, Massachusetts in 2015. TripAdvisor is the deemed owner (for accounting purposes only) of the new building during the construction period under build to suit lease accounting. As building construction began in the fourth quarter of 2013, TripAdvisor recorded project construction costs incurred by the landlord as an asset and a corresponding long term liability in “Property and equipment, at cost” and “Other liabilities,” respectively, in the condensed consolidated balance sheets. The asset and corresponding long term liability will increase as additional building costs are incurred by the landlord during the construction period. At the completion of construction of the new building (estimated to be June 2015), the lease will be evaluated to determine whether or not it meets the criteria for “sale‑leaseback” treatment. Upon completion of construction TripAdvisor currently expects that the lease will not meet the "sale-leaseback" criteria. Although TripAdvisor will not begin making lease payments pursuant to the lease until November 2015, the portion of the lease obligations allocated to the land is treated for accounting purposes as an operating lease that commenced in 2013. From the beginning of construction through March 31, 2015 approximately $82 million of these non-cash costs and related obligations have been capitalized in connection with the capitalization of construction-in-progress and tenant improvement costs.

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

(7) Segment Information

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

LIBERTY TRIPADVISOR HOLDINGS, INC.

Notes to Condensed Consolidated Financial Statements (Continued)

(unaudited)

TripCo defines Adjusted OIBDA as revenue less cost of goods sold, operating expenses, and selling, general and administrative expenses (excluding stock‑based compensation). TripCo believes this measure is an important indicator of the operational strength and performance of its businesses, including each business’s ability to service debt and fund capital expenditures. In addition, this measure allows management to view operating results and perform analytical comparisons and benchmarking between businesses and identify strategies to improve performance. This measure of performance excludes depreciation and amortization, stock‑based compensation, separately reported litigation settlements and restructuring and impairment charges that are included in the measurement of operating income pursuant to GAAP. Accordingly, Adjusted OIBDA should be considered in addition to, but not as a substitute for, operating income, net income, cash flow provided by operating activities and other measures of financial performance prepared in accordance with GAAP. TripCo generally accounts for intersegment sales and transfers as if the sales or transfers were to third parties, that is, at current prices.

For the three months ended March 31, 2015, TripCo has identified the following consolidated company as its reportable segment:

•	TripAdvisor, Inc.—an online travel research company, empowering users to plan and maximize their travel experience.

TripCo’s operating segments are strategic business units that offer different products and services. They are managed separately because each segment requires different technologies, distribution channels and marketing strategies. The accounting policies of the segments are the same as those described in the Company’s summary of significant accounting policies included in the Annual Report on Form 10-K for the year ended December 31, 2014.

Performance Measures

	Three months ended March 31,
	2015		2014
		Adjusted		Adjusted
	Revenue	OIBDA	Revenue	OIBDA
	amounts in millions
TripAdvisor	$363	127	281	122
Corporate and other	11	(6)	13	(6)
Consolidated TripCo	$374	121	294	116

Other Information

	March 31, 2015
	Total	Capital
	assets	expenditures
	amounts in millions
TripAdvisor	$7,360	31
Corporate and other	77	1
Consolidated TripCo	$7,437	32

LIBERTY TRIPADVISOR HOLDINGS, INC.

Notes to Condensed Consolidated Financial Statements (Continued)

(unaudited)

The following table provides a reconciliation of segment Adjusted OIBDA to earnings (loss) before income taxes:

	Three months
	ended March 31,
	2015	2014
	amounts in millions
Consolidated segment Adjusted OIBDA	$121	116
Stock-based compensation	(19)	(17)
Depreciation and amortization	(64)	(70)
Interest expense	(8)	(2)
Other, net	(2)	—
Earnings (loss) before income taxes	$28	27

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Certain statements in this Quarterly Report on Form 10-Q constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, including statements regarding our business, product and marketing strategies; new service offerings; the recoverability of our goodwill and other long-lived assets; our projected sources and uses of cash; and the anticipated non-material impact of certain contingent liabilities related to legal and tax proceedings and other matters arising in the ordinary course of business. Where, in any forward-looking statement, we express an expectation or belief as to future results or events, such expectation or belief is expressed in good faith and believed to have a reasonable basis, but there can be no assurance that the expectation or belief will result or be achieved or accomplished. The following include some but not all of the factors that could cause actual results or events to differ materially from those anticipated:

•	customer demand for products and services and the ability of our company and our subsidiaries to adapt to changes in demand;
•	competitor responses to products and services;
•	the levels and quality of online traffic to our businesses’ websites and the ability of our subsidiaries to convert visitors into contributors or consumers;
•	the expansion of social integration and member acquisition efforts with social media by our subsidiaries;
•	the impact of changes in search engine algorithms and dynamics or search engine disintermediation;
•	uncertainties inherent in the development and integration of new business lines and business strategies;
•	our future financial performance, including availability, terms and deployment of capital;
•	our ability to successfully integrate and recognize anticipated efficiencies and benefits from the businesses we acquire;
•	the ability of suppliers and vendors to deliver products, equipment, software and services;
•	availability of qualified personnel;
•	changes in, or failure or inability to comply with, government regulations, including, without limitation, regulations of the FCC and adverse outcomes from regulatory proceedings;
•	changes in the business models of our subsidiaries;
•	changes in the nature of key strategic relationships with partners, distributors, suppliers and vendors;
•	domestic and international economic and business conditions and industry trends including the current economic downturn and those which result in declines or disruptions in the travel industry;
•	consumer spending levels, including the availability and amount of individual consumer debt;
•	costs related to the maintenance and enhancement of brand awareness by our subsidiaries;
•	advertising spending levels;
•	rapid technological changes;
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

 For additional risk factors, please see Part I, Item 1A of the Annual Report on Form 10-K for the year ended December 31, 2014. These forward-looking statements and such risks, uncertainties and other factors speak only as of the date of this Quarterly Report, and we expressly disclaim any obligation or undertaking to disseminate any updates or revisions to any forward-looking statement contained herein, to reflect any change in our expectations with regard thereto, or any other change in events, conditions or circumstances on which any such statement is based.

The following discussion and analysis provides information concerning our results of operations and financial condition. This discussion should be read in conjunction with our accompanying consolidated financial statements and the notes thereto.

Overview

During October 2013, the Board of Directors of Liberty Interactive Corporation and its subsidiaries (“Liberty”) authorized a plan to distribute to the stockholders of Liberty’s Liberty Ventures common stock shares of a wholly‑owned subsidiary Liberty TripAdvisor Holdings, Inc. (“TripCo” or the “Company”) which holds the subsidiaries TripAdvisor, Inc. (“TripAdvisor”) and BuySeasons, Inc. (“BuySeasons”). The transaction was completed on August 27, 2014 and was effected as a pro‑rata dividend of shares of TripCo to the stockholders of Series A and Series B Liberty Ventures common stock of Liberty (the “Trip Spin‑Off”). The Trip Spin‑Off is intended to be tax‑free and has been accounted for at historical cost due to the pro rata nature of the distribution to stockholders of Liberty Ventures common stock.

The financial information represents a combination of the historical results of TripAdvisor and BuySeasons as discussed in note 1 in the accompanying condensed consolidated financial statements. These financial statements refer to the combination of TripAdvisor and BuySeasons as “TripCo,” “the Company,” “us,” “we” and “our” in the notes to the condensed consolidated financial statements. All significant intercompany accounts and transactions have been eliminated in the condensed consolidated financial statements.

Our “Corporate and Other” category includes our interest in BuySeasons and corporate expenses.

Results of Operations—Consolidated—March 31, 2015 and 2014

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

	Three months ended
	March 31,
	2015	2014
	amounts in millions
Revenue
TripAdvisor	$363	281
Corporate and other	11	13
Consolidated TripCo	$374	294
Adjusted OIBDA
TripAdvisor	$127	122
Corporate and other	(6)	(6)
Consolidated TripCo	$121	116
Operating Income (Loss)
TripAdvisor	$46	36
Corporate and other	(8)	(7)
Consolidated TripCo	$38	29

Revenue.  Our consolidated revenue increased approximately $80 million during the three months ended March 31, 2015 as compared to the corresponding period in the prior year. The increase was due to revenue growth at TripAdvisor impacted by a slight decrease of $2 million in revenue at BuySeasons for the three months ended March 31, 2015 as compared to the corresponding prior year period. The decrease in revenue for BuySeasons during the three months ended March 31, 2015 as compared to the corresponding prior period, was due to 15% fewer orders while average order value remained relatively flat. See “Results of Operations—TripAdvisor” below for a more complete discussion of the results of operations of TripAdvisor.

Adjusted OIBDA.  We define Adjusted OIBDA as revenue less cost of goods sold, operating expenses and selling, general and administrative (“SG&A”) expenses (excluding stock compensation). Our chief operating decision maker and management team use this measure of performance in conjunction with other measures to evaluate our businesses and make decisions about allocating resources among our businesses. We believe this is an important indicator of the operational strength and performance of our businesses, including each business’s ability to service debt and fund capital expenditures. In addition, this measure allows us to view operating results, perform analytical comparisons and benchmarking between businesses and identify strategies to improve performance. This measure of performance excludes such costs as depreciation and amortization, stock‑based compensation, separately reported litigation settlements and restructuring and impairment charges that are included in the measurement of operating income pursuant to GAAP. Accordingly, Adjusted OIBDA should be considered in addition to, but not as a substitute for, operating income, net income, cash flow provided by operating activities and other measures of financial performance prepared in accordance with GAAP. See note 7 to the accompanying condensed consolidated financial statements for a reconciliation of Adjusted OIBDA to Earnings (loss) before income taxes.

Consolidated Adjusted OIBDA increased approximately $5 million during the three months ended March 31, 2015 as compared to the corresponding period in the prior year. The increase was due to the increased operating results of TripAdvisor. Adjusted OIBDA loss at BuySeasons and corporate and other was flat for the three months ended March 31, 2015 as compared to the corresponding period in the prior year. See “Results of Operations—TripAdvisor” below for a more complete discussion of the results of operations of TripAdvisor.

In connection with the Trip Spin‑Off, among other matters, we entered into a services agreement and a facilities sharing agreement with Liberty Media. Pursuant to the services agreement, we pay Liberty Media for certain specified services related to our being a public company including insurance administration and risk management services, legal, investor relations, tax, accounting and internal audit services. Consolidated fees paid under the services agreement and the facilities agreement is not expected to exceed $4 million annually.

Operating Income (Loss).  Our consolidated operating income increased approximately $9 million for the three months ended March 31, 2015 as compared to the corresponding period in the prior year. The change in operating income from 2014 was primarily due to the increased operating results of TripAdvisor and lower amortization expense of intangibles related to the assets recognized in connection with the combination of TripAdvisor as the amortization is slightly accelerated due to the estimated usage of such assets. See “Results of Operations—TripAdvisor” below for a more complete discussion of the results of operations of TripAdvisor.

Other Income and Expense

Components of Other Income (Expense) are presented in the table below.

	Three months ended
	March 31,
	2015	2014
	amounts in millions
Interest expense
TripAdvisor	$(2)	(2)
Corporate and other	(6)	—
Consolidated TripCo	$(8)	(2)
Other, net
TripAdvisor	$(2)	—
Corporate and other	—	—
Consolidated TripCo	$(2)	—

Interest expense.  Interest expense increased $6 million for the three months ended March 31, 2015. The increase is primarily due to increased borrowing from the margin loans at the corporate level.

Other, net.  Other, net increased $2 million for the three months ended March 31, 2015 as compared to the corresponding prior year period primarily due to the fluctuation of foreign exchange rates. The primary components of other, net are the income and interest earned on marketable securities offset by net foreign exchange losses.

Income taxes.  We had income tax expense of $11 million and $4 million for the three months ended March 31, 2015 and 2014,  respectively, and the effective tax rate was approximately 39.3% and 14.8%, respectively. The effective rate for the three months ended March 31, 2015 was greater than the U.S. federal tax rate of 35% due primarily to an increase in tax expense related to changes in valuation allowance, changes in unrecognized tax benefits, state income tax expense and recognition of deferred tax liabilities for basis differences in the stock of a consolidated subsidiary. These expense items were partially offset with the tax benefit of earnings in foreign jurisdictions taxed at a rate lower than the U.S. federal tax rate. The effective tax rate for the three months ended March 31, 2014 was lower than the federal rate of 35% due to the tax benefit from earnings in foreign jurisdictions being taxed at a rate lower than the U.S. federal tax rate.

Net earnings.  We had net earnings of $17 million and $23 million for the three months ended March 31, 2015 and 2014, respectively. The change in net earnings was the result of the above described fluctuations in our revenue and expenses.

Liquidity and Capital Resources

As of March 31, 2015 substantially all of our cash and cash equivalents are invested in U.S. Treasury securities, other government securities or government guaranteed funds, AAA rated money market funds and other highly rated financial and corporate debt instruments.

The following are potential sources of liquidity: available cash balances, proceeds from asset sales, monetization of our investments, outstanding or anticipated debt facilities, debt and equity issuances, and dividend and interest receipts.

As of March 31, 2015 TripCo had a cash balance of $555 million. Approximately $505 million of the cash balance, at March 31, 2015, is held at TripAdvisor. Although TripCo has a 57% voting interest in TripAdvisor, TripAdvisor is a separate public company with a significant non‑controlling interest, as TripCo has only a 22% economic interest in TripAdvisor. Even though TripCo controls TripAdvisor through its voting interest and board representation, decision making with respect to using TripAdvisor’s cash balances must consider TripAdvisor’s minority holders. Accordingly, any potential distributions of cash from TripAdvisor to TripCo would generally be on a pro rata basis based on economic ownership interests. Approximately $329 million of the TripAdvisor cash balance is held by foreign subsidiaries of TripAdvisor which is generally accessible but certain tax consequences may reduce the net amount of cash TripAdvisor is able to utilize for domestic purposes. Historically, TripAdvisor’s operating cash flows have been sufficient to fund its working capital requirements, capital expenditures and long term debt obligations and other financial commitments and are expected to be sufficient in future periods.

	Three months ended
	March 31,
	2015	2014
	amounts in millions
Cash flow information
Net cash provided (used) by operating activities	$95	104
Net cash provided (used) by investing activities	$(35)	(129)
Net cash provided (used) by financing activities	$(2)	(7)

During the three months ended March 31, 2015, TripCo’s primary use of cash  was approximately $32 million of capital expenditures. Additionally, other uses of cash included debt repayments and minimum withholding tax payments. These uses of cash were funded primarily with cash on hand and cash provided by operations.

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

Results of Operations—TripAdvisor

TripAdvisor, Inc.  Our economic ownership interest in TripAdvisor is 22% and TripCo’s results include the consolidated results of TripAdvisor and the elimination of approximately 78% of TripAdvisor’s net income (loss), including purchase accounting adjustments, through the noncontrolling interest line item in the condensed consolidated statement of operations. TripAdvisor is a separate publicly traded company and additional information about TripAdvisor can be obtained through its website and its public filings. We believe a discussion of TripAdvisor’s stand alone results promotes a better understanding of overall results of its business. TripAdvisor’s revenue, Adjusted OIBDA and operating income on a standalone basis for the three months ended March 31, 2015 and 2014 were as follows (see tables below for a reconciliation of TripAdvisor’s standalone results to those amounts reported by TripCo):

	Three months ended
	March 31,
	2015	2014
	amounts in millions
Revenue
Click-based advertising	$249	207
Display-based advertising	35	32
Subscription, transaction and other	79	42
Total revenue	363	281
Operating Expense	56	40
SG&A	180	119
Adjusted OIBDA	127	122
Stock-based compensation	16	14
Depreciation and amortization	21	12
Operating income as reported by TripAdvisor	$90	96

Revenue

Revenue increased $82 million during the three months ended March 31, 2015 when compared to the same period in 2014, primarily due to an increase in click-based advertising revenue of $42 million. The primary driver of the increase in click-based advertising revenue was an increase in hotel shoppers of 26%, partially offset by a decrease in revenue per hotel shopper of 5% for the three months ended March 31, 2015. Display-based advertising increased by $3 million during the three months ended March 31, 2015, primarily as a result of a 13% increase in the number of impressions sold when compared to the same period in 2014, partially offset by a decrease in pricing of 2% for the three months ended March 31, 2015. Subscription, transaction and other revenue increased by $37 million during the three months ended March 31, 2015, primarily due to growth in TripAdvisor’s Business Listings and Vacation Rentals products, as well as incremental revenue of $18 million, primarily related to its 2014 acquisitions of Lafourchette and Viator.

TripAdvisor’s international revenue represented 53% and 51% of its total revenue during the three months ended March 31, 2015 and 2014, respectively. The general strengthening of the U.S. dollar relative to certain foreign currencies (primarily the Euro) from the first quarter of 2014 to the same period in 2015 had an unfavorable impact on TripAdvisor’s revenue. On a constant currency basis, TripAdvisor estimates its total revenue would have been $18 million higher than its actual revenue as reported for the three months ended March 31, 2015.

Adjusted OIBDA

Operating expense

The most significant driver of operating expense is technology and content costs which increased $11 million during the three months ended March 31, 2015 when compared to the same periods in 2014, primarily due to increased personnel costs from increased headcount to support business growth, including international expansion and enhanced site features, as well as incremental personnel costs related to TripAdvisor’s 2014 business acquisitions of Lafourchette and Viator.

Selling, general and administrative

Direct selling and marketing costs increased $49 million during the three months ended March 31, 2015 when compared to the same periods in 2014, primarily due to increased search engine marketing (“SEM”) costs and other online traffic acquisition costs, increased costs related to TripAdvisor’s television campaign, and incremental costs related to its 2014 business acquisitions of Lafourchette and Viator. TripAdvisor spent $10 million on its television advertising campaign during the three months ended March 31, 2015, which was initially launched in May 2014. Personnel and overhead costs increased $7 million during the three months ended March 31, 2015 when compared to the same period in 2014, primarily due to an increase in headcount to support business growth, including international expansion, as well as incremental personnel costs related to its 2014 business acquisitions of Lafourchette and Viator.

General and administrative costs increased $7 million during the three months ended March 31, 2015 when compared to the same period in 2014. This increase resulted primarily due to personnel costs and overhead costs related to an increase in headcount to support TripAdvisor’s business operations, as well as incremental personnel costs related to TripAdvisor’s 2014 business acquisitions of Lafourchette and Viator.

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

The following is a reconciliation of the results as reported by TripAdvisor, used for comparison purposes as discussed above, for a greater understanding of the standalone operations of TripAdvisor, to the results reported by TripCo (amounts in millions):

	Three months ended March 31, 2015
		Purchase
	As Reported by	Accounting	As Reported by
	TripAdvisor	Adjustments	TripCo
Revenue	$363	—	363
Operating expense	(56)	—	(56)
SG&A	(180)	—	(180)
Adjusted OIBDA	127	—	127
Stock-based compensation	(16)	(2)	(18)
Depreciation and amortization	(21)	(42)	(63)
Operating income (loss)	$90	(44)	46

	Three months ended March 31, 2014
		Purchase
	As Reported by	Accounting	As Reported by
	TripAdvisor	Adjustments	TripCo
Revenue	$281	—	281
Operating expense	(40)	—	(40)
SG&A	(119)	—	(119)
Adjusted OIBDA	122	—	122
Stock-based compensation	(14)	(3)	(17)
Depreciation and amortization	(12)	(57)	(69)
Operating income (loss)	$96	(60)	36

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

We are exposed to changes in interest rates primarily as a result of our borrowings used to maintain liquidity and to fund business operations. The nature and amount of our long‑term and short‑term debt are expected to vary as a result of future requirements, market conditions and other factors. We plan to manage our overall exposure to interest rates by maintaining what we believe is an appropriate mix of fixed and variable rate debt. We believe this will protect us from interest rate risk. We expect that over time we will achieve this mix by (i) issuing fixed rate debt that we believe has a low stated interest rate and significant term to maturity and (ii) issuing variable rate debt with appropriate maturities and interest rates. As of March 31, 2015, our debt is comprised of the following amounts of variable rate debt:

	Variable rate debt		Fixed rate debt
	Principal	Weighted avg	Principal	Weighted avg
	amount	interest rate	amount	interest rate
	amount in millions
TripAdvisor	$330	2.2%	—	N/A
TripCo debt	$409	3.9%	—	N/A

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

Item 4. Controls and Procedures.

In accordance with Rules 13a-15 and 15d-15 under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), the Company carried out an evaluation, under the supervision and with the participation of management, including its chief executive officer and its principal accounting and financial officer (the "Executives"), of the effectiveness of its disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, the Executives concluded that the Company's disclosure controls and procedures were effective as of March 31, 2015 to provide reasonable assurance that information required to be disclosed in its reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms.

There has been no change in the Company's internal control over financial reporting that occurred during the three months ended March 31, 2015 that has materially affected, or is reasonably likely to materially affect, its internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1.  Legal Proceedings

None.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

4,330 shares of Series A Liberty TripAdvisor Holdings, Inc. common stock were surrendered by certain of our officers and employees to pay withholding taxes and other deductions in connection with the vesting of their restricted stock during the three months ended March 31, 2015.

Item 6. Exhibits

(a)	Exhibits

Listed below are the exhibits which are filed as a part of this Report (according to the number assigned to them in Item 601 of Regulation S-K):

10.1

Amendment to Tax Sharing Agreement, dated as of October 3, 2014, between Liberty Interactive Corporation and Liberty TripAdvisor Holdings, Inc. (incorporated by reference to Exhibit 10.1 to Liberty Interactive Corporation's Quarterly Report on 10-Q filed on May 8, 2015 (File No. 001-33982).

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

LIBERTY TRIPADVISOR HOLDINGS, INC.

Date: May 14, 2015	By:	/s/ GREGORY B. MAFFEI
Gregory B. Maffei President and Chief Executive Officer

Date: May 14, 2015	By:	/s/ CHRISTOPHER W. SHEAN
Christopher W. Shean Senior Vice President and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

EXHIBIT INDEX

Listed below are the exhibits which are filed as a part of this Report (according to the number assigned to them in Item 601 of Regulation S-K):

10.1

Amendment to Tax Sharing Agreement, dated as of October 3, 2014, between Liberty Interactive Corporation and Liberty TripAdvisor Holdings, Inc. (incorporated by reference to Exhibit 10.1 to Liberty Interactive Corporation's Quarterly Report on 10-Q filed on May 8, 2015 (File No. 001-33982).

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