Form 10-Q
period 2015-06-30
Liberty TripAdvisor Holdings, Inc.
filed 2015-08-13
CIK 1606745

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2015

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

Large accelerated filer ☐	Accelerated filer ☐	Non‑accelerated filer ☒ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the Registrant is a shell company as defined in Rule 12b-2 of the Exchange Act. Yes     No ☒

The number of outstanding shares of Liberty TripAdvisor Holdings, Inc. common stock as of July 31, 2015 was:

	Series A	Series B
Liberty TripAdvisor Holdings, Inc. common stock	71,873,924	2,929,777

LIBERTY TRIPADVISOR HOLDINGS, INC.

Condensed Consolidated Balance Sheets

(unaudited)

	June 30,	December 31,
	2015	2014
	amounts in millions
Assets
Current assets:
Cash and cash equivalents	$625	509
Trade and other receivables, net of allowance for doubtful accounts of $8 million and $7 million, respectively	244	153
Inventory, net	17	12
Short term marketable securities (note 4)	128	108
Deferred income tax assets	12	11
Other current assets	50	29
Total current assets	1,076	822
Investments in available-for-sale securities (note 4)	35	31
Property and equipment, at cost	215	174
Accumulated depreciation	(34)	(36)
	181	138
Intangible assets not subject to amortization:
Goodwill	3,701	3,691
Trademarks	1,817	1,819
	5,518	5,510
Intangible assets subject to amortization, net	749	841
Other assets, at cost, net of accumulated amortization	39	37
Total assets	$7,598	7,379

            (continued)

See accompanying notes to condensed consolidated financial statements.

LIBERTY TRIPADVISOR HOLDINGS, INC.

Condensed Consolidated Balance Sheets (Continued)

(unaudited)

	June 30,	December 31,
	2015	2014
	amounts in millions
Liabilities and Equity
Current liabilities:
Accounts payable	$289	118
Accrued liabilities	153	121
Current portion of debt (note 5)	1	78
Deferred revenue	88	57
Other current liabilities	3	21
Total current liabilities	534	395
Long-term debt (note 5)	699	662
Deferred income tax liabilities	812	821
Other liabilities	177	154
Total liabilities	2,222	2,032
Equity:
Preferred stock, $.01 par value. Authorized shares 50,000,000; no shares issued.	—	—
Series A common stock, $.01 par value. Authorized 200,000,000 shares; issued and outstanding 71,871,074 at June 30, 2015 and 71,555,730 shares at December 31, 2014.	1	1
Series B common stock, $.01 par value. Authorized shares 7,500,000; issued and outstanding 2,929,777 at June 30, 2015 and 2,929,777 shares at December 31, 2014.	—	—
Series C common stock, $.01 par value. Authorized shares 200,000,000; no shares issued.	—	—
Additional paid-in capital	245	296
Accumulated other comprehensive earnings (loss), net of taxes	(17)	(12)
Retained earnings	598	612
Total stockholders' equity	827	897
Noncontrolling interests in equity of subsidiaries	4,549	4,450
Total equity	5,376	5,347
Commitments and contingencies (note 6)
Total liabilities and equity	$7,598	7,379

See accompanying notes to condensed consolidated financial statements.

LIBERTY TRIPADVISOR HOLDINGS, INC.

Condensed Consolidated Statements of Operations

(unaudited)

	Three months ended		Six months ended
	June 30,		June 30,
	2015	2014	2015	2014
	amounts in millions, except
	per share amounts
Service and other revenue	$405	323	768	604
Net retail sales	9	12	20	25
Total net sales	414	335	788	629
Operating costs and expenses:
Cost of goods sold (exclusive of depreciation shown separately below)	7	10	17	20
Operating expense, including stock-based compensation (note 2)	69	54	135	105
Selling, general and administrative, including stock-based compensation (note 2)	245	168	441	302
Depreciation and amortization	68	72	132	142
	389	304	725	569
Operating income (loss)	25	31	63	60
Other income (expense):
Interest expense	(5)	(3)	(13)	(5)
Other, net	5	—	3	—
	—	(3)	(10)	(5)
Earnings (loss) before income taxes	25	28	53	55
Income tax (expense) benefit	(12)	(11)	(23)	(15)
Net earnings (loss)	13	17	30	40
Less net earnings (loss) attributable to noncontrolling interests	20	18	44	39
Net earnings (loss) attributable to Liberty TripAdvisor Holdings, Inc. shareholders	$(7)	(1)	(14)	1

Basic net earnings (losses) attributable to Series A and Series B Liberty TripAdvisor Holdings, Inc. shareholders per common share (note 3):	$(0.09)	(0.01)	(0.19)	0.01
Diluted net earnings (loss) attributable to Series A and Series B Liberty TripAdvisor Holdings, Inc. shareholders per common share (note 3):	$(0.09)	(0.01)	(0.19)	0.01

See accompanying notes to condensed consolidated financial statements.

LIBERTY TRIPADVISOR HOLDINGS, INC.

Condensed Consolidated Statements of Comprehensive Earnings (Loss)

(unaudited)

	Three months ended		Six months ended
	June 30,		June 30,
	2015	2014	2015	2014
	amounts in millions
Net earnings (loss)	$13	17	30	40
Other comprehensive earnings (loss), net of taxes:
Foreign currency translation adjustments	29	10	(21)	16
Other comprehensive earnings (loss)	29	10	(21)	16
Comprehensive earnings (loss)	42	27	9	56
Less comprehensive earnings (loss) attributable to the noncontrolling interests	43	26	28	52
Comprehensive earnings (loss) attributable to Liberty TripAdvisor Holdings, Inc. shareholders	$(1)	1	(19)	4

See accompanying notes to condensed consolidated financial statements.

LIBERTY TRIPADVISOR HOLDINGS, INC.

Condensed Consolidated Statements of Cash Flows

(unaudited)

	Six months ended
	June 30,
	2015	2014
	amounts in millions
Cash flows from operating activities:
Net earnings (loss)	$30	40
Adjustments to reconcile net earnings to net cash provided by operating activities
Depreciation and amortization	132	142
Stock-based compensation	39	34
Excess tax benefit from stock-based compensation	(26)	(14)
Deferred income tax expense (benefit)	(12)	(38)
Other noncash charges (credits), net	8	3
Changes in operating assets and liabilities
Current and other assets	(108)	(68)
Payables and other liabilities	225	158
Net cash provided (used) by operating activities	288	257
Cash flows from investing activities:
Capital expended for property and equipment	(56)	(42)
Cash paid for acquisitions, net of cash acquired	(29)	(152)
Purchases of short term investments and other marketable securities	(92)	(219)
Sales and maturities of short term investments and other marketable securities	68	404
Net cash provided (used) by investing activities	(109)	(9)
Cash flows from financing activities:
Borrowings of debt	291	8
Repayments of debt	(341)	(23)
Borrowings on related party note payable, net	—	12
Payment of minimum withholding taxes on net share settlements of equity awards	(62)	(23)
Excess tax benefit from stock-based compensation	26	14
Shares issued by subsidiary	9	2
Option exercises	5	—
Other financing activities, net	12	(3)
Net cash provided (used) by financing activities	(60)	(13)
Effect of foreign currency exchange rates on cash	(3)	—
Net increase (decrease) in cash and cash equivalents	116	235
Cash and cash equivalents at beginning of period	509	354
Cash and cash equivalents at end of period	$625	589

See accompanying notes to condensed consolidated financial statements.

LIBERTY TRIPADVISOR HOLDINGS, INC.

Condensed Consolidated Statement of Equity

Six months ended June 30, 2015

(unaudited)

	Stockholders' equity

						Accumulated		Noncontrolling
					Additional	other		interest in
	Preferred	Common Stock			paid-in	comprehensive	Retained	equity of	Total
	Stock	Series A	Series B	Series C	capital	earnings (loss)	earnings	subsidiaries	equity
	amounts in millions
Balance at January 1, 2015	$—	1	—	—	296	(12)	612	4,450	5,347
Net earnings (loss)	—	—	—	—	—	—	(14)	44	30
Other comprehensive earnings (loss)	—	—	—	—	—	(5)	—	(16)	(21)
Stock compensation	—	—	—	—	11	—	—	31	42
Issuance of common stock upon exercise of stock options	—	—	—	—	5	—	—	—	5
Minimum withholding taxes on net share settlements of stock-based compensation	—	—	—	—	(62)	—	—	—	(62)
Excess tax benefits on stock-based compensation	—	—	—	—	3	—	—	23	26
Shares issued by subsidiary	—	—	—	—	(8)	—	—	17	9
Balance at June 30, 2015	$—	1	—	—	245	(17)	598	4,549	5,376

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

The accompanying (a) condensed consolidated balance sheet as of December 31, 2014, which has been derived from audited financial statements, and (b) the interim unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and the instructions to Form 10‑Q and Article 10 of Regulation S‑X as promulgated by the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of the results for such periods have been included. Additionally, certain prior period amounts have been reclassified for comparability with current period presentation.  The results of operations for any interim period are not necessarily indicative of results for the full year. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes for the year ended December 31, 2014 as presented in the Company’s Annual Report on Form 10-K for the year ended December 31, 2014.

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates. The Company considers (i) recognition and recoverability of goodwill, intangible assets and long-lived assets, (ii) website and internal use software development costs, (iii) revenue recognition, (iv) accounting for income taxes and (v) stock‑based compensation to be its most significant estimates.

In May 2014, the Financial Accounting Standards Board (“FASB”) issued new accounting guidance on revenue from contracts with customers.  The new guidance requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. The updated guidance will replace most existing revenue recognition guidance in GAAP when it becomes effective and permits the use of either a retrospective or cumulative effect transition method. This guidance is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2017.  The Company has not yet selected a transition method and is currently evaluating the effect that the updated standard will have its financial statements and related disclosures.

In April 2015, the FASB issued new accounting guidance which requires debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of the related debt liability instead of being presented as an asset. Debt disclosures will include the face amount of the debt liability and the effective interest rate. The updated guidance will be applied on a retrospective basis. This guidance is effective for fiscal years, and the interim periods within those fiscal years, beginning after December 15, 2015, with early application permitted. The Company has early adopted this guidance during the three months ended June 30, 2015. The retrospective

LIBERTY TRIPADVISOR HOLDINGS, INC.

Notes to Condensed Consolidated Financial Statements (Continued)

(unaudited)

application of this guidance decreased “Other assets” and “Long-term debt” by $2 million in the accompanying condensed consolidated balance sheet as of December 31, 2014. Refer to “Note 5— Debt” below for the current year presentation.

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

Under these agreements, approximately $1 million was reimbursable to Liberty Media for the three and six month periods ended June 30, 2015.

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

Included in the accompanying condensed consolidated statements of operations are the following amounts of stock‑based compensation, the majority of which relates to TripAdvisor as discussed below:

	Three months ended		Six months ended
	June 30,		June 30,
	2015	2014	2015	2014
	amounts in millions
Operating expense	$8	7	15	14
Selling, general and administrative expense	12	10	24	20
	$20	17	39	34

TripCo - Outstanding Awards

The following table presents the number and weighted average exercise price (“WAEP”) of the Awards to purchase TripCo common stock granted to certain officers, employees and directors of the Company, as well as the weighted average remaining life and aggregate intrinsic value of the Awards.

			Weighted
			average
			remaining	Aggregate
			contractual	intrinsic
	Series A	WAEP	life	value
	(in thousands)		(in years)	(in millions)
Outstanding at January 1, 2015	1,090	$13.94
Granted	—	$—
Exercised	(340)	$13.90
Forfeited/Cancelled	(1)	$23.02
Outstanding at June 30, 2015	749	$13.94	3.9	$14
Exercisable at June 30, 2015	382	$12.98	3.3	$7

There was no activity during the period related to the TripCo Series B options.

As of June 30, 2015, the total unrecognized compensation cost related to unvested Awards was approximately $22 million. Such amount will be recognized in the Company's consolidated statements of operations over a weighted average period of approximately 3.2 years.

As of June 30, 2015, TripCo reserved 2.5 million shares of Series A and Series B common stock for issuance under exercise privileges of outstanding stock Awards.

LIBERTY TRIPADVISOR HOLDINGS, INC.

Notes to Condensed Consolidated Financial Statements (Continued)

(unaudited)

TripAdvisor Equity Grant Awards

The following table presents the number and weighted average exercise price (“WAEP”) of the Awards to purchase TripAdvisor common stock granted to certain officers, employees and directors of TripAdvisor.

			Weighted
			average
	TripAdvisor		remaining	Aggregate
	stock		contractual	intrinsic
	options	WAEP	life	value
	(in thousands)		(in years)	(in millions)
Outstanding at January 1, 2015	8,651	$44.47
Granted	379	$85.83
Exercised	(2,645)	$34.11
Cancelled or expired	(197)	$51.33
Outstanding at June 30, 2015	6,188	$51.21	6.0	$228
Exercisable at June 30, 2015	2,606	$34.92	4.9	$137

The weighted average grant date fair value of options granted was $33.68 for the six months ended June 30, 2015.

As of June 30, 2015, the total unrecognized compensation cost related to unvested TripAdvisor stock options was approximately $77 million and will be recognized over a weighted average period of approximately 2.5 years. The total intrinsic value of stock options exercised for the six months ended June 30, 2015 and 2014 was $122 million and $51 million, respectively.

Additionally, during the six months ended June 30, 2015, TripAdvisor granted 606 thousand service based RSUs under its 2011 Incentive Plan for which the fair value was measured based on the quoted price of TripAdvisor common stock at the date of grant. The weighted average grant date fair value for RSU’s granted during the six months ended June 30, 2015 was $85.28 per share. As of June 30, 2015, the total unrecognized compensation cost related to TripAdvisor RSUs was approximately $92 million and will be recognized over a weighted average period of approximately 3 years.

(3) Earnings (Loss) Per Common Share (EPS)

Basic earnings (loss) per common share (“EPS”) is computed by dividing net earnings (loss) by the weighted average number of common shares outstanding for the period. Diluted EPS presents the dilutive effect on a per share basis of potential common shares as if they had been converted at the beginning of the periods presented.

The Company issued 74 million common shares, which is the aggregate number of shares of Series A and Series B common stock outstanding upon the completion of the Trip Spin-Off on August 27, 2014. The same number of shares is being used for both basic and diluted earnings per share for all periods prior to the date of the Trip Spin-Off as no Company equity awards were outstanding prior to the Trip Spin-Off.  Basic and diluted weighted average common shares outstanding were 75 million for the three and six months ended June 30, 2015.

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

The Company’s assets and liabilities measured at fair value are as follows:

	June 30, 2015			December 31, 2014
		Quoted prices	Significant		Quoted prices	Significant
		in active	other		in active	other
		markets for	observable		markets for	observable
		identical assets	inputs		identical assets	inputs
Description	Total	(Level 1)	(Level 2)	Total	(Level 1)	(Level 2)
	amounts in millions
Cash equivalents	$36	36	—	58	58	—
Short-term marketable securities	$128	—	128	108	—	108
Available-for-sale securities	$35	—	35	31	—	31

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

(5) Debt

Outstanding debt at June 30, 2015 and December 31, 2014 is summarized as follows:

	June 30,	December 31,
	2015	2014
	amounts in millions
TripAdvisor 2011 Credit Facility	$—	300
TripAdvisor 2015 Credit Facility	290	—
TripCo margin loans	413	404
TripAdvisor Chinese credit facilities	1	38
Unamortized discount and debt issuance costs	(4)	(2)
Total consolidated TripCo debt	$700	740
Less debt classified as current	(1)	(78)
Total long-term debt	$699	662

LIBERTY TRIPADVISOR HOLDINGS, INC.

Notes to Condensed Consolidated Financial Statements (Continued)

(unaudited)

TripAdvisor 2011 Credit Facility

In 2011, TripAdvisor entered into a credit agreement (the “2011 Credit Facility”), which provided $600 million of borrowing including:

•	a term loan facility in an aggregate principal amount of $400 million with a term of five years due December 2016; and
•	a revolving credit facility in an aggregate principal amount of $200 million available in U.S. dollars, Euros and British pound sterling with a term of five years expiring December 2016.

On June 26, 2015, the entire outstanding principal on TripAdvisor’s Term Loan in the amount of $290 million was repaid with borrowings from TripAdvisor’s 2015 Credit Facility (described below) and the 2011 Credit Facility was subsequently terminated. TripAdvisor repaid the Term Loan debt and terminated the 2011 Credit Facility without premium or penalty. There was no resulting loss on early extinguishment of this debt.

TripAdvisor 2015 Credit Facility

On June 26, 2015, TripAdvisor entered into a five year credit agreement (the “2015 Credit Facility”).  The 2015 Credit Facility, among other things, provides for (i) a $1 billion unsecured revolving credit facility, (ii) an interest rate on borrowings and commitment fees based on TripAdvisor’s and its subsidiaries’ consolidated leverage ratio and (iii) uncommitted incremental revolving loan and term loan facilities, subject to compliance with a leverage covenant and other conditions. Any overdue amounts under or in respect of the revolving credit facility not paid when due shall bear interest at (i) in the case of principal, the applicable interest rate plus 2.00% per annum, (ii) in the case of interest denominated in Sterling or Euro, the applicable rate plus 2.00% per annum and (iii) in the case of interest denominated in US Dollars, 2.00% per annum plus the Alternate Base Rate plus the interest rate spread applicable to ABR loans. TripAdvisor may borrow from the revolving credit facility in U.S dollars, Euros and British pound sterling with a term of five years expiring June 26, 2020.

TripAdvisor immediately borrowed $290 million from this revolving credit facility, which was used to repay all outstanding borrowings pursuant to the 2011 Credit Facility and is recorded in long term debt in the accompanying condensed consolidated balance sheets as of June 30, 2015.  There is no specific repayment date prior to the five-year maturity date for borrowings under this revolving credit facility. Based on TripAdvisor’s current leverage ratio, borrowings bear interest at LIBOR plus 125 basis points, or the Eurocurrency Spread. TripAdvisor is currently borrowing under a one-month interest period of 1.44% per annum, using a one-month interest period Eurocurrency Spread, which will reset periodically. Interest will be payable on a monthly basis while TripAdvisor is borrowing under the one-month interest rate period.

TripAdvisor is also required to pay a quarterly commitment fee, on the average daily unused portion of the revolving credit facility for each fiscal quarter and fees in connection with the issuance of letters of credit. Unused revolver capacity is currently subject to a commitment fee of 20 basis points, given TripAdvisor’s current leverage ratio. The 2015 Credit Facility includes $40 million of borrowing capacity available for letters of credit and $40 million for borrowings on same-day notice. As of June 30, 2015, TripAdvisor had issued $2 million of outstanding letters of credit under the 2015 Credit Facility.

In connection with the 2015 Credit Facility, TripAdvisor incurred lender fees and debt financing costs totaling $3 million, which were recorded as a reduction of the 2015 Credit Facility borrowings and reported in long-term debt in the

LIBERTY TRIPADVISOR HOLDINGS, INC.

Notes to Condensed Consolidated Financial Statements (Continued)

(unaudited)

condensed consolidated balance sheet as of June 30, 2015. These costs will be amortized over the term of the 2015 Credit Facility using the effective interest rate method and will be recorded to interest expense in the condensed consolidated statements of operations.

TripAdvisor may voluntarily repay any outstanding borrowing under the 2015 Credit Facility at any time without premium or penalty, other than customary breakage costs with respect to Eurocurrency loans. Certain wholly-owned domestic subsidiaries of TripAdvisor have agreed to guarantee TripAdvisor’s obligations under the 2015 Credit Facility.

The 2015 Credit Facility contains a number of covenants that, among other things, restrict TripAdvisor’s ability to: incur additional indebtedness, create liens, enter into sale and leaseback transactions, engage in mergers or consolidations, sell or transfer assets, pay dividends and distributions, make investments, loans or advances, prepay certain subordinated indebtedness, make certain acquisitions, engage in certain transactions with affiliates, amend material agreements governing certain subordinated indebtedness, and change the fiscal year. The 2015 Credit Facility also requires TripAdvisor to maintain a maximum leverage ratio and contains certain customary affirmative covenants and events of default, including a change of control. If an event of default occurs, the lenders under the 2015 Credit Facility will be entitled to take various actions, including the acceleration of all amounts due under 2015 Credit Facility.

TripAdvisor Chinese Credit Facilities

In addition to borrowings under the 2015 Credit Facility, TripAdvisor maintains Chinese Credit Facilities. As of June 30, 2015 and December 31, 2014, there were approximately $1 million and $38 million of short term borrowings outstanding, respectively.

Certain of TripAdvisor’s Chinese subsidiaries entered into a RMB 189,000,000 (approximately $30 million), one-year revolving credit facility with Bank of America (the “Chinese Credit Facility—BOA”) that is currently subject to review on a periodic basis with no specific expiration period. The Chinese Credit Facility-BOA currently bears interest at a rate based on 100% of the People’s Bank of China’s base rate, which was 4.85% as of June 30, 2015.  During the three months ended June 30, 2015, the Company made a $22 million repayment of our outstanding borrowings on our Chinese Credit Facilities-BOA.  As of June 30, 2015, TripAdvisor had $1 million of outstanding borrowings from the Chinese Credit Facility-BOA.

In addition, certain of TripAdvisor’s Chinese subsidiaries entered into a RMB 125,000,000 (approximately $20 million) one-year revolving credit facility with J.P. Morgan Chase Bank (“Chinese Credit Facility—JPM”). The Chinese Credit Facility—JPM bears interest at a rate based on 100% of the People’s Bank of China’s base rate, which was 4.85% as of June 30, 2015.  During the three months ended June 30, 2015, TripAdvisor made a $19 million repayment of its outstanding borrowings on its Chinese Credit Facilities-JPM.  As of June 30, 2015, there are no outstanding borrowings under the Chinese Credit Facility—JPM.

LIBERTY TRIPADVISOR HOLDINGS, INC.

Notes to Condensed Consolidated Financial Statements (Continued)

(unaudited)

TripCo Margin Loans

On August 21, 2014, a wholly owned subsidiary of TripCo entered into two margin loan agreements which aggregated total borrowings of $400 million. Prior to the Trip Spin-Off, approximately $348 million of such amount was distributed to Liberty. Common Stock and Class B Common Stock of TripAdvisor were pledged as collateral pursuant to these agreements. Each agreement contains language that indicates that the Company, as borrower and transferor of underlying shares as collateral, has the right to exercise all voting, consensual and other powers of ownership pertaining to the transferred shares for all purposes, provided that Liberty agrees that it will not vote the shares in any manner that would reasonably be expected to give rise to transfer or certain other restrictions. Similarly, the loan agreements indicate that no lender party shall have any voting rights with respect to the shares transferred, except to the extent that a lender party buys any shares in a sale or other disposition made pursuant to the terms of the loan agreements. The agreements also contain certain restrictions related to additional indebtedness. Interest on the margin loans will accrue at a rate of 3.65% plus LIBOR for six months and 3.25% thereafter to be paid in kind or cash at the election of TripCo. The Company expects that interest on the loan will be paid in kind and added to the principal amount on the loan. For the six months ended June 30, 2015, the non-cash addition to the principal balance was $9 million. The term of the loan is three years and the maturity date is August 22, 2017.

As of June 30, 2015,  the values of TripAdvisor’s shares pledged as collateral pursuant to the margin loan agreements, determined based on the trading price of the Common Stock and on an as-if converted basis for the Class B Common Stock, are as follows:

	Number of Shares
	Pledged as
	Collateral as of	Share value as of
Pledged Collateral	June 30, 2015	June 30, 2015
	amounts in millions
Common Stock	18.2	$1,586
Class B Common Stock	12.8	$1,115

The outstanding margin loans contain various affirmative and negative covenants that restrict the activities of the borrower. The loan agreements do not include any financial covenants.

Debt Covenants

As of June 30, 2015, each of the Company and TripAdvisor was in compliance with its respective debt covenants.

LIBERTY TRIPADVISOR HOLDINGS, INC.

Notes to Condensed Consolidated Financial Statements (Continued)

(unaudited)

(6) Commitments and Contingencies

Leases

On June 20, 2013, TripAdvisor entered into a lease to move its headquarters to Needham, Massachusetts in 2015. TripAdvisor is the deemed owner (for accounting purposes only) of the new building during the construction period under build to suit lease accounting. As building construction began in the fourth quarter of 2013, TripAdvisor recorded project construction costs incurred by the landlord as a construction-in-progress asset and a corresponding construction financing obligation in “Property and equipment, at cost” and “Other liabilities,” respectively, in the condensed consolidated balance sheets.

Upon completion of construction at end of the second quarter of 2015, TripAdvisor evaluated the construction-in-progress asset and construction financing obligation for de-recognition under the criteria for “sale-leaseback” treatment under GAAP. TripAdvisor has continued economic involvement in the facility, and therefore did not meet the provisions for sale-leaseback accounting. This determination was based on TripAdvisor's continuing involvement with the property in the form of non-recourse financing to the lessor. Therefore, the lease has been accounted for as a financing obligation. Accordingly, TripAdvisor will depreciate the building asset over its estimated useful life and incur interest expense related to the financing obligation. TripAdvisor will bifurcate the lease payments into (i) a portion that is allocated to the building (a reduction to the construction financing obligation) and; (ii) a portion that is allocated to the land on which the building was constructed. Although TripAdvisor will not begin making lease payments pursuant to the lease until November 2015, the portion of the lease payments allocated to the land is being treated for accounting purposes as an operating lease that commenced in 2013. The construction financing obligation is considered a long-term finance lease obligation with amounts payable during the next 12 months recorded to “Accrued liabilities”  in the condensed consolidated balance sheet.  At the end of the lease term, the carrying value of the building asset and of the remaining financing obligation are expected to be equal, at which time TripAdvisor may either surrender the leased asset as settlement of the remaining financing obligation or extend the initial term of the lease for the continued use of the asset.

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

For the six months ended June 30, 2015, TripCo has identified the following consolidated company as its reportable segment:

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

Performance Measures

	Three months ended June 30,
	2015		2014
		Adjusted		Adjusted
	Revenue	OIBDA	Revenue	OIBDA
	amounts in millions
TripAdvisor	$405	121	323	129
Corporate and other	9	(8)	12	(9)
Consolidated TripCo	$414	113	335	120

	Six months ended June 30,
	2015		2014
		Adjusted		Adjusted
	Revenue	OIBDA	Revenue	OIBDA
	amounts in millions
TripAdvisor	$768	247	604	251
Corporate and other	20	(13)	25	(15)
Consolidated TripCo	$788	234	629	236

LIBERTY TRIPADVISOR HOLDINGS, INC.

Notes to Condensed Consolidated Financial Statements (Continued)

(unaudited)

Other Information

	June 30, 2015
	Total	Capital
	assets	expenditures
	amounts in millions
TripAdvisor	$7,521	54
Corporate and other	77	2
Consolidated TripCo	$7,598	56

The following table provides a reconciliation of segment Adjusted OIBDA to earnings (loss) before income taxes:

	Three months		Six months
	ended June 30,		ended June 30,
	2015	2014	2015	2014
	amounts in millions
Consolidated segment Adjusted OIBDA	$113	120	234	236
Stock-based compensation	(20)	(17)	(39)	(34)
Depreciation and amortization	(68)	(72)	(132)	(142)
Interest expense	(5)	(3)	(13)	(5)
Other, net	5	—	3	—
Earnings (loss) before income taxes	$25	28	53	55

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

Results of Operations—Consolidated—June 30, 2015 and 2014

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

	Three months ended		Six months ended
	June 30,		June 30,
	2015	2014	2015	2014
	amounts in millions
Revenue
TripAdvisor	$405	323	768	604
Corporate and other	9	12	20	25
Consolidated TripCo	$414	335	788	629
Adjusted OIBDA
TripAdvisor	$121	129	247	251
Corporate and other	(8)	(9)	(13)	(15)
Consolidated TripCo	$113	120	234	236
Operating Income (Loss)
TripAdvisor	$34	39	80	75
Corporate and other	(9)	(8)	(17)	(15)
Consolidated TripCo	$25	31	63	60

Revenue.  Our consolidated revenue increased approximately $79 million and $159 million during the three and six months ended June 30, 2015, respectively, as compared to the corresponding periods in the prior year. The increase was due to revenue growth at TripAdvisor impacted by a slight decrease of $3 million and $5 million in revenue at BuySeasons for three and six months ended June 30, 2015, respectively, as compared to the corresponding periods in the prior year. Revenue for BuySeasons decreased during the three and six months ended June 30, 2015 as compared to the corresponding period in the prior year, due to 40% fewer orders, partially offset by a 10.0% increase in average order value. See “Results of Operations—TripAdvisor” below for a more complete discussion of the results of operations of TripAdvisor.

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

Consolidated Adjusted OIBDA decreased approximately $7 million and $2 million during three and six months ended June 30, 2015, respectively, as compared to the corresponding periods in the prior year. The decrease was due to the decreased operating results of TripAdvisor. Adjusted OIBDA loss at BuySeasons and corporate and other improved  $1 million and $2 million for three and six months ended June 30, 2015, respectively, as compared to the corresponding periods in the prior year. See “Results of Operations—TripAdvisor” below for a more complete discussion of the results of operations of TripAdvisor.

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

Operating Income (Loss).  Our consolidated operating income decreased approximately $6 million for the three months ended June 30, 2015, as compared to the corresponding period in the prior year, and increased $3 million for the six months ended June 30, 2015, respectively, as compared to the corresponding period in the prior year.     The changes in operating income are due to the decreased operating results of TripAdvisor and lower amortization expense of intangibles related to the assets recognized in connection with the combination of TripAdvisor as the amortization is slightly accelerated due to the estimated usage of such assets. See “Results of Operations—TripAdvisor” below for a more complete discussion of the results of operations of TripAdvisor.

Other Income and Expense

Components of Other Income (Expense) are presented in the table below.

	Three months ended		Six months ended
	June 30,		June 30,
	2015	2014	2015	2014
	amounts in millions
Interest expense
TripAdvisor	$(2)	(2)	(4)	(4)
Corporate and other	(3)	(1)	(9)	(1)
Consolidated TripCo	$(5)	(3)	(13)	(5)
Other, net
TripAdvisor	$5	—	3	—
Corporate and other	—	—	—	—
Consolidated TripCo	$5	—	3	—

Interest expense.  Interest expense increased $2 million and $8 million for three and six months ended June 30, 2015, respectively. The increase is primarily due to increased borrowing from the margin loans at the corporate level.

Other, net.  Other, net increased $5 million and $3 million for three and six months ended June 30, 2015, respectively, compared to the corresponding prior year periods primarily due to the fluctuation of foreign exchange rates. The primary components of other, net are the income and interest earned on marketable securities offset by net foreign exchange losses.

Income taxes.  We had income tax expense of $12 million and $11 million for the three months ended June 30, 2015 and 2014,  respectively, and the effective tax rate was approximately 48.0% and 39.3%, respectively. We had income tax expense of $23 million and $15 million for the six months ended June 30, 2015 and 2014, respectively, and the effective tax rate was approximately 43.4% and 27.3%, respectively.  The effective rates for the three and six months ended June 30, 2015 were greater than the U.S. federal tax rate of 35% due primarily to an increase in tax expense related to changes in valuation allowance, changes in unrecognized tax benefits, state income tax expense and recognition of deferred tax liabilities for basis differences in the stock of a consolidated subsidiary. These expense items were partially offset with the tax benefit of earnings in foreign jurisdictions taxed at a rate lower than the U.S. federal tax rate. The effective tax rate for the three months ended June 30, 2014 was greater than the federal rate of 35% due primarily to an increase in tax expense related to changes in valuation allowance, changes in unrecognized tax benefits, and state income tax expense, partially offset with the tax benefit of earnings in foreign jurisdictions taxed at a lower rate than the U.S. federal tax rate.   The

effective tax rate for the six months ended June 30, 2014 was lower than the federal rate of 35% due to the tax benefit from earnings in foreign jurisdictions being taxed at a rate lower than the U.S. federal tax rate.

Net earnings.  We had net earnings of $13 million and $17 million for the three months ended June 30, 2015 and 2014, respectively, and net earnings of $30 million and $40 million for the six months ended June 30, 2015 and 2014, respectively. The change in net earnings was the result of the above described fluctuations in our revenue and expenses.

Liquidity and Capital Resources

As of June 30, 2015 substantially all of our cash and cash equivalents are invested in U.S. Treasury securities, other government securities or government guaranteed funds, AAA rated money market funds and other highly rated financial and corporate debt instruments.

The following are potential sources of liquidity: available cash balances, proceeds from asset sales, monetization of our investments, outstanding or anticipated debt facilities, debt and equity issuances, and dividend and interest receipts.

As of June 30, 2015 TripCo had a cash balance of $625 million. Approximately $583 million of the cash balance, at June 30, 2015, is held at TripAdvisor. Although TripCo has a 56% voting interest in TripAdvisor, TripAdvisor is a separate public company with a significant non‑controlling interest, as TripCo has only a 21% economic interest in TripAdvisor. Even though TripCo controls TripAdvisor through its voting interest and board representation, decision making with respect to using TripAdvisor’s cash balances must consider TripAdvisor’s minority holders. Accordingly, any potential distributions of cash from TripAdvisor to TripCo would generally be on a pro rata basis based on economic ownership interests. Approximately $372 million of the TripAdvisor cash balance is held by foreign subsidiaries of TripAdvisor which is generally accessible but certain tax consequences may reduce the net amount of cash TripAdvisor is able to utilize for domestic purposes. Historically, TripAdvisor’s operating cash flows have been sufficient to fund its working capital requirements, capital expenditures and long term debt obligations and other financial commitments and are expected to be sufficient in future periods.

	Six months ended
	June 30,
	2015	2014
	amounts in millions
Cash flow information
Net cash provided (used) by operating activities	$288	257
Net cash provided (used) by investing activities	$(109)	(9)
Net cash provided (used) by financing activities	$(60)	(13)

During the six months ended June 30, 2015, TripCo’s primary use of cash was approximately $92 million in purchases of short term investments and other marketable securities and $56 million of capital expenditures. Additionally, other uses of cash included debt repayments and minimum withholding tax payments. These uses of cash were funded primarily with cash on hand, cash provided by operations, and borrowings of debt.

The projected use of TripCo’s corporate cash will be to fund any operational cash deficits at BuySeasons, to pay fees to Liberty Media for providing certain services pursuant to the services and facilities sharing agreements which is not expected to exceed $4 million annually, and to pay any other corporate level expenses.  We anticipate that TripCo’s corporate cash balance (without other financial resources potentially available as discussed above) to be sufficient to maintain operations for approximately five years. The debt service costs of the margin loans described above are paid in kind and become outstanding principal. At the maturity of the margin loans, a number of options are available to satisfy the loans as discussed above in potential sources of liquidity. The TripAdvisor projected use of cash, incremental to increased operational investment in the business, will primarily be payment of long term debt obligations and other financial commitments, the repurchases of TripAdvisor common stock under their approved share buyback program and investment in new or existing businesses.

Results of Operations—TripAdvisor

TripAdvisor, Inc.  Our economic ownership interest in TripAdvisor is 21% and TripCo’s results include the consolidated results of TripAdvisor and the elimination of approximately 79% of TripAdvisor’s net income (loss), including purchase accounting adjustments, through the noncontrolling interest line item in the condensed consolidated statement of operations. TripAdvisor is a separate publicly traded company and additional information about TripAdvisor can be obtained through its website and its public filings. We believe a discussion of TripAdvisor’s stand alone results promotes a better understanding of overall results of its business. TripAdvisor’s revenue, Adjusted OIBDA and operating income on a standalone basis for three and six months ended June 30, 2015 and 2014 were as follows (see tables below for a reconciliation of TripAdvisor’s standalone results to those amounts reported by TripCo):

	Three months ended		Six months ended
	June 30,		June 30,
	2015	2014	2015	2014
	amounts in millions
Revenue
Click-based advertising	$266	235	515	442
Display-based advertising	40	37	75	69
Subscription, transaction and other	99	51	178	93
Total revenue	405	323	768	604
Operating Expense	59	44	115	84
SG&A	225	150	406	269
Adjusted OIBDA	121	129	247	251
Stock-based compensation	18	15	34	29
Depreciation and amortization	24	14	44	26
Operating income as reported by TripAdvisor	$79	100	169	196

Revenue

Revenue increased $82 million and $164 million during the three and six months ended June 30, 2015, respectively, when compared to the corresponding periods in 2014, primarily due to an increase in click-based advertising revenue of $31 million and $73 million, respectively. The primary driver of the increase in click-based advertising revenue was an increase in hotel shoppers of 22% and 24% for the three and six months ended June 30, 2015, respectively, partially offset by a decrease in revenue per hotel shopper of 6% and 5% for the three and six months ended June 30, 2015, respectively. Display-based advertising increased by $3 million and $6 million during the three and six months ended June 30, 2015, respectively, primarily as a result of a 7% and 10% increase in the number of impressions sold and an increase in pricing of 5% and 2% when compared to the same period in 2014.  Subscription, transaction and other revenue increased by $48 million and $85 million during the three and six months ended June 30, 2015, respectively, primarily due to growth in TripAdvisor’s Business Listings and Vacation Rentals products, as well as incremental revenue of $34 million and $53 million, primarily related to its 2014 acquisitions of Lafourchette and Viator.

TripAdvisor’s international revenue represented 50% and 51% of its total revenue during the three and six months ended June 30, 2015, respectively, and represented 53% and 52% of total revenue during the three and six months ended June 30, 2014, respectively. The general strengthening of the U.S. dollar relative to certain foreign currencies (primarily the Euro) from the second quarter of 2014 to the same period in 2015 had an unfavorable impact on TripAdvisor’s revenue. On a constant currency basis, TripAdvisor estimates its total revenue would have been $34 million and $51 million higher than its actual revenue as reported for the three and six months ended June 30, 2015, respectively.

Adjusted OIBDA

Operating expense

The most significant driver of operating expense is technology and content costs which increased $9 million and $20 million during the three and six months ended June 30, 2015, respectively, when compared to the same periods in 2014, primarily due to increased personnel costs from increased headcount to support business growth, including international expansion and enhanced site features, as well as incremental personnel costs related to TripAdvisor’s 2014 business acquisitions of Lafourchette and Viator.

Selling, general and administrative

Selling and marketing costs increased $64 million and $120 million during the three and six months ended June 30, 2015 when compared to the same periods in 2014, primarily due to increased search engine marketing (“SEM”) costs and other online traffic acquisition costs, increased costs related to TripAdvisor’s television campaign, and incremental costs related to its 2014 business acquisitions of Lafourchette and Viator. TripAdvisor spent $19 million and $29 million on its television advertising campaign during the three and six months ended June 30, 2015, respectively, which was initially launched in May 2014. Personnel and overhead costs increased $6 million and $13 million during the three and six months ended June 30, 2015, respectively, when compared to the same periods in 2014, primarily due to an increase in headcount to support business growth, including international expansion, as well as incremental personnel costs related to its 2014 business acquisitions of Lafourchette and Viator.   Lafourchette and Viator contributed an incremental $26 million and $42 million to TripAdvisor’s selling and marketing expenses for the three and six months ended June 30, 2015, respectively, of which an incremental $6 million and $12 million, respectively, was related to personnel and overhead.

General and administrative costs increased $11 million and $17 million during the three and six months ended June 30, 2015, respectively, when compared to the same periods in 2014  primarily due to personnel costs and overhead costs related to an increase in headcount to support TripAdvisor’s business operations, as well as incremental personnel costs related to TripAdvisor’s 2014 business acquisitions of Lafourchette and Viator.  Lafourchette and Viator contributed an incremental $5 million and $9 million to TripAdvisor’s general and administrative expenses for the three and six months ended June 30, 2015, respectively, of which an incremental $3 million and $5 million, respectively, was related to personnel and overhead.

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

The following is a reconciliation of the results as reported by TripAdvisor, used for comparison purposes as discussed above, for a greater understanding of the standalone operations of TripAdvisor, to the results reported by TripCo (amounts in millions):

	Three months ended June 30, 2015			Six months ended June 30, 2015
		Purchase			Purchase
	As Reported by	Accounting	As Reported by	As Reported by	Accounting	As Reported by
	TripAdvisor	Adjustments	TripCo	TripAdvisor	Adjustments	TripCo
Revenue	$405	—	405	768	—	768
Operating expense	(59)	—	(59)	(115)	—	(115)
SG&A	(225)	—	(225)	(406)	—	(406)
Adjusted OIBDA	121	—	121	247	—	247
Stock-based compensation	(18)	(1)	(19)	(34)	(3)	(37)
Depreciation and amortization	(24)	(44)	(68)	(44)	(86)	(130)
Operating income (loss)	$79	(45)	34	169	(89)	80

	Three months ended June 30, 2014			Six months ended June 30, 2014
		Purchase			Purchase
	As Reported by	Accounting	As Reported by	As Reported by	Accounting	As Reported by
	TripAdvisor	Adjustments	TripCo	TripAdvisor	Adjustments	TripCo
Revenue	$323	—	323	604	—	604
Operating expense	(44)	—	(44)	(84)	—	(84)
SG&A	(150)	—	(150)	(269)	—	(269)
Adjusted OIBDA	129	—	129	251	—	251
Stock-based compensation	(15)	(2)	(17)	(29)	(5)	(34)
Depreciation and amortization	(14)	(59)	(73)	(26)	(116)	(142)
Operating income (loss)	$100	(61)	39	196	(121)	75

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

We are exposed to changes in interest rates primarily as a result of our borrowings used to maintain liquidity and to fund business operations. The nature and amount of our long‑term and short‑term debt are expected to vary as a result of future requirements, market conditions and other factors. We plan to manage our overall exposure to interest rates by maintaining what we believe is an appropriate mix of fixed and variable rate debt. We believe this will protect us from interest rate risk. We expect that over time we will achieve this mix by (i) issuing fixed rate debt that we believe has a low stated interest rate and significant term to maturity and (ii) issuing variable rate debt with appropriate maturities and interest rates. As of June 30, 2015, our debt is comprised of the following amounts of variable rate debt:

	Variable rate debt		Fixed rate debt
	Principal	Weighted avg	Principal	Weighted avg
	amount	interest rate	amount	interest rate
	amount in millions
TripAdvisor	$291	1.5%	—	N/A
TripCo debt	$413	3.9%	—	N/A

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

Item 4. Controls and Procedures.

In accordance with Rules 13a-15 and 15d-15 under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), the Company carried out an evaluation, under the supervision and with the participation of management, including its chief executive officer and its principal accounting and financial officer (the "Executives"), of the effectiveness of its disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, the Executives concluded that the Company's disclosure controls and procedures were effective as of June 30, 2015 to provide reasonable assurance that information required to be disclosed in its reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms.

There has been no change in the Company's internal control over financial reporting that occurred during the three months ended June 30, 2015 that has materially affected, or is reasonably likely to materially affect, its internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1.  Legal Proceedings

None.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

194 shares of Series A Liberty TripAdvisor Holdings, Inc. common stock were surrendered by certain of our officers and employees to pay withholding taxes and other deductions in connection with the vesting of their restricted stock during the three months ended June 30, 2015.

Item 6. Exhibits

(a)	Exhibits

Listed below are the exhibits which are filed as a part of this Report (according to the number assigned to them in Item 601 of Regulation S-K):

10.1	Non-Qualified Stock Option Agreement under the Liberty TripAdvisor Holdings, Inc. 2014 Omnibus Incentive Plan for Gregory B. Maffei, effective December 21, 2014.*
10.2

Liberty TripAdvisor Holdings, Inc. 2014 Omnibus Incentive Plan (Amended and Restated as of March 11, 2015) (incorporated by reference to Annex A to Liberty TripAdvisor Holdings, Inc.’s Proxy Statement on Schedule 14A filed on April 22, 2015 (File No. 001-36603)).

10.3

Credit Agreement dated as of June 26, 2015 by and among TripAdvisor, Inc., TripAdvisor Holdings, LLC, TripAdvisor LLC, JPMorgan Chase Bank, N.A., as Administrative Agent; J.P. Morgan Europe Limited, as London Agent; Morgan Stanley Bank, N.A.; Bank of America, N.A.; BNP Paribas; SunTrust Bank; Wells Fargo Bank, National Association; Royal Bank of Canada; Barclays Bank PLC; U.S. Bank National Association; Citibank, N.A.; The Bank of Tokyo-Mitsubishi UFJ, Ltd.; Goldman Sachs Bank USA; and Deutsche Bank AG New York Branch (incorporated by reference to Exhibit 10.1 to TripAdvisor’s Current Report on Form 8-K (File No. 001-35362), filed with the Securities and Exchange Commission on June 30, 2015).

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

LIBERTY TRIPADVISOR HOLDINGS, INC.

Date: August 13, 2015	By:	/s/ GREGORY B. MAFFEI
Gregory B. Maffei President and Chief Executive Officer

Date: August 13, 2015	By:	/s/ CHRISTOPHER W. SHEAN
Christopher W. Shean Senior Vice President and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

EXHIBIT INDEX

Listed below are the exhibits which are filed as a part of this Report (according to the number assigned to them in Item 601 of Regulation S-K):

10.1	Non-Qualified Stock Option Agreement under the Liberty TripAdvisor Holdings, Inc. 2014 Omnibus Incentive Plan for Gregory B. Maffei, effective December 21, 2014.*
10.2

Liberty TripAdvisor Holdings, Inc. 2014 Omnibus Incentive Plan (Amended and Restated as of March 11, 2015) (incorporated by reference to Annex A to Liberty TripAdvisor Holdings, Inc.’s Proxy Statement on Schedule 14A filed on April 22, 2015 (File No. 001-36603)).

10.3

Credit Agreement dated as of June 26, 2015 by and among TripAdvisor, Inc., TripAdvisor Holdings, LLC, TripAdvisor LLC, JPMorgan Chase Bank, N.A., as Administrative Agent; J.P. Morgan Europe Limited, as London Agent; Morgan Stanley Bank, N.A.; Bank of America, N.A.; BNP Paribas; SunTrust Bank; Wells Fargo Bank, National Association; Royal Bank of Canada; Barclays Bank PLC; U.S. Bank National Association; Citibank, N.A.; The Bank of Tokyo-Mitsubishi UFJ, Ltd.; Goldman Sachs Bank USA; and Deutsche Bank AG New York Branch (incorporated by reference to Exhibit 10.1 to TripAdvisor’s Current Report on Form 8-K (File No. 001-35362), filed with the Securities and Exchange Commission on June 30, 2015).

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