Form 10-Q
period 2015-09-30
Liberty TripAdvisor Holdings, Inc.
filed 2015-11-10
CIK 1606745

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2015

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

Large accelerated filer ☐	Accelerated filer ☐	Non‑accelerated filer ☒ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the Registrant is a shell company as defined in Rule 12b-2 of the Exchange Act. Yes     No ☒

The number of outstanding shares of Liberty TripAdvisor Holdings, Inc. common stock as of October 31, 2015 was:

	Series A	Series B
Liberty TripAdvisor Holdings, Inc. common stock	71,887,993	2,929,777

LIBERTY TRIPADVISOR HOLDINGS, INC.

Condensed Consolidated Balance Sheets

(unaudited)

	September 30,	December 31,
	2015	2014
	amounts in millions
Assets
Current assets:
Cash and cash equivalents	$602	509
Trade and other receivables, net of allowance for doubtful accounts of $8 million and $7 million, respectively	228	153
Inventory, net	26	12
Short term marketable securities (note 4)	119	108
Deferred income tax assets	12	11
Other current assets	31	29
Total current assets	1,018	822
Investments in available-for-sale securities (note 4)	45	31
Property and equipment, at cost	218	174
Accumulated depreciation	(37)	(36)
	181	138
Intangible assets not subject to amortization:
Goodwill	3,692	3,691
Trademarks	1,806	1,819
	5,498	5,510
Intangible assets subject to amortization, net	681	841
Other assets, at cost, net of accumulated amortization	43	37
Total assets	$7,466	7,379

            (continued)

See accompanying notes to condensed consolidated financial statements.

LIBERTY TRIPADVISOR HOLDINGS, INC.

Condensed Consolidated Balance Sheets (Continued)

(unaudited)

	September 30,	December 31,
	2015	2014
	amounts in millions
Liabilities and Equity
Current liabilities:
Accounts payable	$176	118
Accrued liabilities	138	121
Current portion of debt (note 5)	1	78
Deferred revenue	69	57
Other current liabilities	2	21
Total current liabilities	386	395
Long-term debt (note 5)	703	662
Deferred income tax liabilities	791	821
Other liabilities	187	154
Total liabilities	2,067	2,032
Equity:
Preferred stock, $.01 par value. Authorized shares 50,000,000; no shares issued.	—	—
Series A common stock, $.01 par value. Authorized 200,000,000 shares; issued and outstanding 71,875,992 at September 30, 2015 and 71,555,730 shares at December 31, 2014.	1	1
Series B common stock, $.01 par value. Authorized shares 7,500,000; issued and outstanding 2,929,777 at September 30, 2015 and 2,929,777 shares at December 31, 2014.	—	—
Series C common stock, $.01 par value. Authorized shares 200,000,000; no shares issued.	—	—
Additional paid-in capital	247	296
Accumulated other comprehensive earnings (loss), net of taxes	(23)	(12)
Retained earnings	595	612
Total stockholders' equity	820	897
Noncontrolling interests in equity of subsidiaries	4,579	4,450
Total equity	5,399	5,347
Commitments and contingencies (note 6)
Total liabilities and equity	$7,466	7,379

See accompanying notes to condensed consolidated financial statements.

LIBERTY TRIPADVISOR HOLDINGS, INC.

Condensed Consolidated Statements of Operations

(unaudited)

	Three months ended		Nine months ended
	September 30,		September 30,
	2015	2014	2015	2014
	amounts in millions, except
	per share amounts
Service and other revenue	$415	354	1,183	958
Net retail sales	17	21	37	46
Total net sales	432	375	1,220	1,004
Operating costs and expenses:
Cost of goods sold (exclusive of depreciation shown separately below)	15	15	32	35
Operating expense, including stock-based compensation (note 2)	72	61	207	166
Selling, general and administrative, including stock-based compensation (note 2)	243	205	684	507
Depreciation and amortization	67	77	199	219
	397	358	1,122	927
Operating income (loss)	35	17	98	77
Other income (expense):
Interest expense	(7)	(4)	(20)	(9)
Other, net	13	(8)	16	(8)
	6	(12)	(4)	(17)
Earnings (loss) before income taxes	41	5	94	60
Income tax (expense) benefit	(12)	(3)	(35)	(18)
Net earnings (loss)	29	2	59	42
Less net earnings (loss) attributable to noncontrolling interests	32	7	76	46
Net earnings (loss) attributable to Liberty TripAdvisor Holdings, Inc. shareholders	$(3)	(5)	(17)	(4)

Basic net earnings (losses) attributable to Series A and Series B Liberty TripAdvisor Holdings, Inc. shareholders per common share (note 3):	$(0.04)	(0.07)	(0.23)	(0.05)
Diluted net earnings (loss) attributable to Series A and Series B Liberty TripAdvisor Holdings, Inc. shareholders per common share (note 3):	$(0.04)	(0.07)	(0.23)	(0.05)

See accompanying notes to condensed consolidated financial statements.

LIBERTY TRIPADVISOR HOLDINGS, INC.

Condensed Consolidated Statements of Comprehensive Earnings (Loss)

(unaudited)

	Three months ended		Nine months ended
	September 30,		September 30,
	2015	2014	2015	2014
	amounts in millions
Net earnings (loss)	$29	2	59	42
Other comprehensive earnings (loss), net of taxes:
Foreign currency translation adjustments	(29)	(36)	(50)	(20)
Reclassification adjustment on sale of business	1	—	1	—
Other comprehensive earnings (loss)	(28)	(36)	(49)	(20)
Comprehensive earnings (loss)	1	(34)	10	22
Less comprehensive earnings (loss) attributable to the noncontrolling interests	10	(22)	38	30
Comprehensive earnings (loss) attributable to Liberty TripAdvisor Holdings, Inc. shareholders	$(9)	(12)	(28)	(8)

See accompanying notes to condensed consolidated financial statements.

LIBERTY TRIPADVISOR HOLDINGS, INC.

Condensed Consolidated Statements of Cash Flows

(unaudited)

	Nine months ended
	September 30,
	2015	2014
	amounts in millions
Cash flows from operating activities:
Net earnings (loss)	$59	42
Adjustments to reconcile net earnings to net cash provided by operating activities
Depreciation and amortization	199	219
Stock-based compensation	60	54
Excess tax benefit from stock-based compensation	(28)	(20)
Deferred income tax expense (benefit)	(29)	(59)
Other noncash charges (credits), net	(11)	6
Changes in operating assets and liabilities
Current and other assets	(96)	(53)
Payables and other liabilities	136	116
Net cash provided (used) by operating activities	290	305
Cash flows from investing activities:
Capital expenditures, including internal-use software and website development	(96)	(57)
Cash paid for acquisitions, net of cash acquired	(29)	(284)
Purchases of short term investments and other marketable securities	(150)	(219)
Sales and maturities of short term investments and other marketable securities	124	413
Other investing activities, net	22	1
Net cash provided (used) by investing activities	(129)	(146)
Cash flows from financing activities:
Borrowings of debt, net of financing costs	291	427
Repayments of debt	(341)	(33)
Distribution to Liberty	—	(348)
Payment of minimum withholding taxes on net share settlements of equity awards	(66)	(32)
Excess tax benefit from stock-based compensation	28	20
Shares issued by subsidiary	10	2
Option exercises	5	—
Other financing activities, net	13	(6)
Net cash provided (used) by financing activities	(60)	30
Effect of foreign currency exchange rates on cash	(8)	—
Net increase (decrease) in cash and cash equivalents	93	189
Cash and cash equivalents at beginning of period	509	354
Cash and cash equivalents at end of period	$602	543

See accompanying notes to condensed consolidated financial statements.

LIBERTY TRIPADVISOR HOLDINGS, INC.

Condensed Consolidated Statement of Equity

Nine months ended September 30, 2015

(unaudited)

	Stockholders' equity

						Accumulated		Noncontrolling
					Additional	other		interest in
	Preferred	Common Stock			paid-in	comprehensive	Retained	equity of	Total
	Stock	Series A	Series B	Series C	capital	earnings (loss)	earnings	subsidiaries	equity
	amounts in millions
Balance at January 1, 2015	$—	1	—	—	296	(12)	612	4,450	5,347
Net earnings (loss)	—	—	—	—	—	—	(17)	76	59
Other comprehensive earnings (loss)	—	—	—	—	—	(11)	—	(38)	(49)
Stock compensation	—	—	—	—	17	—	—	49	66
Issuance of common stock upon exercise of stock options	—	—	—	—	5	—	—	—	5
Minimum withholding taxes on net share settlements of stock-based compensation	—	—	—	—	(66)	—	—	—	(66)
Excess tax benefits on stock-based compensation	—	—	—	—	4	—	—	24	28
Shares issued by subsidiary	—	—	—	—	(8)	—	—	18	10
Other	—	—	—	—	(1)	—	—	—	(1)
Balance at September 30, 2015	$—	1	—	—	247	(23)	595	4,579	5,399

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

The accompanying (a) condensed consolidated balance sheet as of December 31, 2014, which has been derived from audited financial statements, and (b) the interim unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and the instructions to Form 10‑Q and Article 10 of Regulation S‑X as promulgated by the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of the results for such periods have been included. Additionally, certain prior period amounts have been reclassified for comparability with the current period presentation.  The results of operations for any interim period are not necessarily indicative of results for the full year. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes for the year ended December 31, 2014 as presented in the Company’s Annual Report on Form 10-K for the year ended December 31, 2014.

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

In April 2015, the FASB issued new accounting guidance which requires debt issuance costs related to a recognized debt liability to be presented in the balance sheet as a direct deduction from the carrying amount of the related debt liability instead of being presented as an asset. Debt disclosures will include the face amount of the debt liability and the effective interest rate. The updated guidance will be applied on a retrospective basis. This guidance is effective for fiscal years, and the interim periods within those fiscal years, beginning after December 15, 2015, with early application permitted. The Company has early adopted this guidance. The retrospective application of this guidance decreased “Other

LIBERTY TRIPADVISOR HOLDINGS, INC.

Notes to Condensed Consolidated Financial Statements (Continued)

(unaudited)

assets” and “Long-term debt” by $2 million in the accompanying condensed consolidated balance sheet as of December 31, 2014. Refer to “Note 5—Debt” below for the current year presentation.

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

Under these agreements, approximately $1 million and $2 million were reimbursable to Liberty Media for the three and nine months ended September 30, 2015, respectively.

In October 2014, the Internal Revenue Service (“IRS”) completed its examination of the Trip Spin-Off and notified Liberty that it agreed with the nontaxable characterization of the transaction. Liberty executed a closing agreement with the IRS documenting this conclusion during the third quarter of 2015.

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

Included in the accompanying condensed consolidated statements of operations are the following amounts of stock‑based compensation, the majority of which relates to TripAdvisor as discussed below:

	Three months ended		Nine months ended
	September 30,		September 30,
	2015	2014	2015	2014
	amounts in millions
Operating expense	$8	8	23	22
Selling, general and administrative expense	13	12	37	32
	$21	20	60	54

TripCo - Outstanding Awards

The following table presents the number and weighted average exercise price (“WAEP”) of the Awards to purchase TripCo common stock granted to certain officers, employees and directors of the Company, as well as the weighted average remaining life and aggregate intrinsic value of the Awards.

			Weighted
			average
			remaining	Aggregate
			contractual	intrinsic
	Series A	WAEP	life	value
	in thousands		in years	in millions
Outstanding at January 1, 2015	1,090	$13.94
Granted	—	$—
Exercised	(342)	$13.83
Forfeited/Cancelled	(1)	$22.92
Outstanding at September 30, 2015	747	$13.97	3.6	$6
Exercisable at September 30, 2015	381	$13.05	3.0	$4

There was no activity during the period related to the TripCo Series B options.

As of September 30, 2015, the total unrecognized compensation cost related to unvested Awards was approximately $21 million. Such amount will be recognized in the Company's consolidated statements of operations over a weighted average period of approximately 3.3 years.

As of September 30, 2015, TripCo reserved 2.5 million shares of Series A and Series B common stock for issuance under exercise privileges of outstanding stock Awards.

LIBERTY TRIPADVISOR HOLDINGS, INC.

Notes to Condensed Consolidated Financial Statements (Continued)

(unaudited)

TripAdvisor Equity Grant Awards

The following table presents the number and weighted average exercise price (“WAEP”) of the Awards to purchase TripAdvisor common stock granted to certain officers, employees and directors of TripAdvisor.

			Weighted
			average
	TripAdvisor		remaining	Aggregate
	stock		contractual	intrinsic
	options	WAEP	life	value
	in thousands		in years	in millions
Outstanding at January 1, 2015	8,651	$44.47
Granted	396	$85.70
Exercised	(2,759)	$33.78
Cancelled or expired	(243)	$52.73
Outstanding at September 30, 2015	6,045	$51.72	5.8	$106
Exercisable at September 30, 2015	2,593	$35.97	4.9	$74

The weighted average grant date fair value of options granted was $33.24 for the nine months ended September 30, 2015.

As of September 30, 2015, the total unrecognized compensation cost related to unvested TripAdvisor stock options was approximately $64 million and will be recognized over a weighted average period of approximately 2.4 years. The total intrinsic value of stock options exercised for the nine months ended September 30, 2015 and 2014 was $128 million and $71 million, respectively.

Additionally, during the nine months ended September 30, 2015, TripAdvisor granted 708 thousand service based restricted stock units (“RSUs”) under its 2011 Incentive Plan for which the fair value was measured based on the quoted price of TripAdvisor common stock at the date of grant. The weighted average grant date fair value for RSUs granted during the nine months ended September 30, 2015 was $84.00 per share. As of September 30, 2015, the total unrecognized compensation cost related to TripAdvisor RSUs was approximately $87 million and will be recognized over a weighted average period of approximately 2.8 years.

(3) Earnings (Loss) Per Common Share (EPS)

Basic earnings (loss) per common share (“EPS”) is computed by dividing net earnings (loss) attributable to Liberty TripAdvisor Holdings, Inc. shareholders by the weighted average number of common shares outstanding for the period. Diluted EPS presents the dilutive effect on a per share basis of potential common shares as if they had been converted at the beginning of the periods presented. Excluded from EPS, for all periods presented, are less than a million potential common shares because their inclusion would be antidilutive.

LIBERTY TRIPADVISOR HOLDINGS, INC.

Notes to Condensed Consolidated Financial Statements (Continued)

(unaudited)

	Liberty TripAdvisor Holdings Common Stock
	Three months ended		Nine months ended
	September 30,		September 30,
	2015	2014	2015	2014
	number of shares in millions
Basic EPS	75	73	75	73
Potentially dilutive shares	—	1	—	1
Diluted EPS	75	74	75	74

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

The Company’s assets and liabilities measured at fair value are as follows:

	September 30, 2015			December 31, 2014
		Quoted prices	Significant		Quoted prices	Significant
		in active	other		in active	other
		markets for	observable		markets for	observable
		identical assets	inputs		identical assets	inputs
Description	Total	(Level 1)	(Level 2)	Total	(Level 1)	(Level 2)
	amounts in millions
Cash equivalents	$88	88	—	58	58	—
Short-term marketable securities	$119	—	119	108	—	108
Available-for-sale securities	$45	—	45	31	—	31

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

LIBERTY TRIPADVISOR HOLDINGS, INC.

Notes to Condensed Consolidated Financial Statements (Continued)

(unaudited)

(5) Debt

Outstanding debt at September 30, 2015 and December 31, 2014 is summarized as follows:

	September 30,	December 31,
	2015	2014
	amounts in millions
TripAdvisor 2011 Credit Facility	$—	300
TripAdvisor 2015 Credit Facility	290	—
TripCo margin loans	417	404
TripAdvisor Chinese credit facilities	1	38
Unamortized discount and debt issuance costs	(4)	(2)
Total consolidated TripCo debt	$704	740
Less debt classified as current	(1)	(78)
Total long-term debt	$703	662

TripAdvisor 2011 Credit Facility

In 2011, TripAdvisor entered into a credit agreement (the “2011 Credit Facility”), which provided $600 million of borrowing including:

•	a term loan facility in an aggregate principal amount of $400 million with a term of five years due December 2016 (“Term Loan”); and
•	a revolving credit facility in an aggregate principal amount of $200 million available in U.S. dollars, Euros and British pound sterling with a term of five years expiring December 2016.

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

TripAdvisor 2015 Credit Facility

On June 26, 2015, TripAdvisor entered into a five year credit agreement (the “2015 Credit Facility”).  The 2015 Credit Facility, among other things, provides for (i) a $1 billion unsecured revolving credit facility, (ii) an interest rate on borrowings and commitment fees based on TripAdvisor’s and its subsidiaries’ consolidated leverage ratio and (iii) uncommitted incremental revolving loan and term loan facilities, subject to compliance with a leverage covenant and other conditions. Any overdue amounts under or in respect of the revolving credit facility not paid when due shall bear interest at (i) in the case of principal, the applicable interest rate plus 2.00% per annum, (ii) in the case of interest denominated in British pound sterling or Euro, the applicable rate plus 2.00% per annum and (iii) in the case of interest denominated in U.S. Dollars, 2.00% per annum plus the Alternate Base Rate plus the interest rate spread applicable to ABR loans. TripAdvisor may borrow from the revolving credit facility in U.S. dollars, Euros and British pound sterling with a term of five years expiring June 26, 2020.

TripAdvisor immediately borrowed $290 million from this revolving credit facility, which was used to repay all outstanding borrowings pursuant to the 2011 Credit Facility and is recorded in long term debt in the accompanying

LIBERTY TRIPADVISOR HOLDINGS, INC.

Notes to Condensed Consolidated Financial Statements (Continued)

(unaudited)

condensed consolidated balance sheets as of September 30, 2015.  There is no specific repayment date prior to the five-year maturity date for borrowings under this revolving credit facility. Based on TripAdvisor’s current leverage ratio, borrowings bear interest at LIBOR plus 125 basis points, or the Eurocurrency Spread. TripAdvisor is currently borrowing under a one-month interest period of 1.5% per annum, using a one-month interest period Eurocurrency Spread, which will reset periodically. Interest will be payable on a monthly basis while TripAdvisor is borrowing under the one-month interest rate period.

TripAdvisor is also required to pay a quarterly commitment fee, on the average daily unused portion of the revolving credit facility for each fiscal quarter and fees in connection with the issuance of letters of credit. Unused revolver capacity is currently subject to a commitment fee of 20 basis points, given TripAdvisor’s current leverage ratio. The 2015 Credit Facility includes $15 million of borrowing capacity available for letters of credit and $40 million for borrowings on same-day notice. As of September 30, 2015, TripAdvisor had issued $2 million of outstanding letters of credit under the 2015 Credit Facility.

In connection with the 2015 Credit Facility, TripAdvisor incurred lender fees and debt financing costs totaling $3 million, which were recorded as a reduction of the 2015 Credit Facility borrowings and reported in long-term debt in the condensed consolidated balance sheet as of September 30, 2015. These costs will be amortized over the term of the 2015 Credit Facility using the effective interest rate method and will be recorded to interest expense in the condensed consolidated statements of operations.

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

TripAdvisor Chinese Credit Facilities

In addition to borrowings under the 2015 Credit Facility, TripAdvisor maintains Chinese Credit Facilities. As of September 30, 2015 and December 31, 2014, there were approximately $1 million and $38 million of short term borrowings outstanding, respectively.

Certain of TripAdvisor’s Chinese subsidiaries entered into a RMB 189,000,000 (approximately $30 million), one-year revolving credit facility with Bank of America (the “Chinese Credit Facility-BOA”) that is currently subject to review on a periodic basis with no specific expiration period. The Chinese Credit Facility-BOA currently bears interest at a rate based on 100% of the People’s Bank of China’s base rate, which was 4.60% as of September 30, 2015.  During the nine months ended September 30, 2015, the Company made a $22 million repayment of our outstanding borrowings on our Chinese Credit Facilities-BOA.  As of September 30, 2015, TripAdvisor had $1 million of outstanding borrowings from the Chinese Credit Facility-BOA.

LIBERTY TRIPADVISOR HOLDINGS, INC.

Notes to Condensed Consolidated Financial Statements (Continued)

(unaudited)

In addition, certain of TripAdvisor’s Chinese subsidiaries entered into a RMB 125,000,000 (approximately $20 million) one-year revolving credit facility with J.P. Morgan Chase Bank (“Chinese Credit Facility—JPM”). The Chinese Credit Facility—JPM bears interest at a rate based on 100% of the People’s Bank of China’s base rate, which was 4.60% as of September 30, 2015.  During the nine months ended September 30, 2015, TripAdvisor made a $19 million repayment of its outstanding borrowings on its Chinese Credit Facilities—JPM.  As of September 30, 2015, there are no outstanding borrowings under the Chinese Credit Facility—JPM.

TripCo Margin Loans

On August 21, 2014, a wholly owned subsidiary of TripCo entered into two margin loan agreements which aggregated total borrowings of $400 million. Prior to the Trip Spin-Off, approximately $348 million of such amount was distributed to Liberty. Common Stock and Class B Common Stock of TripAdvisor were pledged as collateral pursuant to these agreements. Each agreement contains language that indicates that the Company, as borrower and transferor of underlying shares as collateral, has the right to exercise all voting, consensual and other powers of ownership pertaining to the transferred shares for all purposes, provided that Liberty agrees that it will not vote the shares in any manner that would reasonably be expected to give rise to transfer or certain other restrictions. Similarly, the loan agreements indicate that no lender party shall have any voting rights with respect to the shares transferred, except to the extent that a lender party buys any shares in a sale or other disposition made pursuant to the terms of the loan agreements. The agreements also contain certain restrictions related to additional indebtedness. Interest on the margin loans will accrue at a rate of 3.65% plus LIBOR for six months and 3.25% thereafter to be paid in kind or cash at the election of TripCo. The Company expects that interest on the loan will be paid in kind and added to the principal amount on the loan. For the nine months ended September 30, 2015, the non-cash addition to the principal balance was $13 million. The term of the loan is three years and the maturity date is August 22, 2017.

As of September 30, 2015,  the values of TripAdvisor’s shares pledged as collateral pursuant to the margin loan agreements, determined based on the trading price of the Common Stock and on an as-if converted basis for the Class B Common Stock, are as follows:

	Number of Shares
	Pledged as
	Collateral as of	Share value as of
Pledged Collateral	September 30, 2015	September 30, 2015
	amounts in millions
Common Stock	18.2	$1,147
Class B Common Stock	12.8	$807

The outstanding margin loans contain various affirmative and negative covenants that restrict the activities of the borrower. The loan agreements do not include any financial covenants.

Debt Covenants

As of September 30, 2015, each of the Company and TripAdvisor was in compliance with its respective debt covenants.

LIBERTY TRIPADVISOR HOLDINGS, INC.

Notes to Condensed Consolidated Financial Statements (Continued)

(unaudited)

(6) Commitments and Contingencies

Leases

On June 20, 2013, TripAdvisor entered into a lease to move its headquarters to Needham, Massachusetts in 2015. TripAdvisor was the deemed owner (for accounting purposes only) of the new building during the construction period under build to suit lease accounting. As building construction began in the fourth quarter of 2013, TripAdvisor recorded project construction costs incurred by the landlord as a construction-in-progress asset and a corresponding construction financing obligation in “Property and equipment, at cost” and “Other liabilities,” respectively, in the condensed consolidated balance sheets.

Upon completion of construction at the end of the second quarter of 2015, TripAdvisor evaluated the construction-in-progress asset and construction financing obligation for de-recognition under the criteria for “sale-leaseback” treatment under GAAP. TripAdvisor has continued economic involvement in the facility, and therefore did not meet the provisions for sale-leaseback accounting. This determination was based on TripAdvisor's continuing involvement with the property in the form of non-recourse financing to the lessor. Therefore, the lease has been accounted for as a financing obligation. Accordingly, TripAdvisor will depreciate the building asset over its estimated useful life and incur interest expense related to the financing obligation. TripAdvisor will bifurcate the lease payments into (i) a portion that is allocated to the building (a reduction to the construction financing obligation) and; (ii) a portion that is allocated to the land on which the building was constructed. Although TripAdvisor will not begin making lease payments pursuant to the lease until November 2015, the portion of the lease payments allocated to the land is being treated for accounting purposes as an operating lease that commenced in 2013. The construction financing obligation is considered a long-term finance lease obligation with the current portion recorded to “Accrued liabilities”  in the condensed consolidated balance sheet.  At the end of the lease term, the carrying value of the building asset and of the remaining financing obligation are expected to be equal, at which time TripAdvisor may either surrender the leased asset as settlement of the remaining financing obligation or extend the initial term of the lease for the continued use of the asset.

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

For the nine months ended September 30, 2015, TripCo has identified the following consolidated company as its reportable segment:

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

Performance Measures

	Three months ended September 30,
	2015		2014
		Adjusted		Adjusted
	Revenue	OIBDA	Revenue	OIBDA
	amounts in millions
TripAdvisor	$415	130	354	119
Corporate and other	17	(7)	21	(5)
Consolidated TripCo	$432	123	375	114

	Nine months ended September 30,
	2015		2014
		Adjusted		Adjusted
	Revenue	OIBDA	Revenue	OIBDA
	amounts in millions
TripAdvisor	$1,183	377	958	370
Corporate and other	37	(20)	46	(20)
Consolidated TripCo	$1,220	357	1,004	350

LIBERTY TRIPADVISOR HOLDINGS, INC.

Notes to Condensed Consolidated Financial Statements (Continued)

(unaudited)

Other Information

	September 30, 2015
	Total	Capital
	assets	expenditures
	amounts in millions
TripAdvisor	$7,383	93
Corporate and other	83	3
Consolidated TripCo	$7,466	96

The following table provides a reconciliation of segment Adjusted OIBDA to earnings (loss) before income taxes:

	Three months		Nine months
	ended September 30,		ended September 30,
	2015	2014	2015	2014
	amounts in millions
Consolidated segment Adjusted OIBDA	$123	114	357	350
Stock-based compensation	(21)	(20)	(60)	(54)
Depreciation and amortization	(67)	(77)	(199)	(219)
Interest expense	(7)	(4)	(20)	(9)
Other, net	13	(8)	16	(8)
Earnings (loss) before income taxes	$41	5	94	60

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

Overview

During October 2013, the Board of Directors of Liberty Interactive Corporation and its subsidiaries (“Liberty”) authorized a plan to distribute to the stockholders of Liberty’s Liberty Ventures common stock shares of a wholly‑owned subsidiary,  Liberty TripAdvisor Holdings, Inc. (“TripCo” or the “Company”), which holds the subsidiaries TripAdvisor, Inc. (“TripAdvisor”) and BuySeasons, Inc. (“BuySeasons”). The transaction was completed on August 27, 2014 and was effected as a pro‑rata dividend of shares of TripCo to the stockholders of Series A and Series B Liberty Ventures common stock of Liberty (the “Trip Spin‑Off”). The Trip Spin‑Off is intended to be tax‑free and has been accounted for at historical cost due to the pro rata nature of the distribution to stockholders of Liberty Ventures common stock.

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

Results of Operations—Consolidated—September 30, 2015 and 2014

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

	Three months ended		Nine months ended
	September 30,		September 30,
	2015	2014	2015	2014
	amounts in millions
Revenue
TripAdvisor	$415	354	1,183	958
Corporate and other	17	21	37	46
Consolidated TripCo	$432	375	1,220	1,004
Adjusted OIBDA
TripAdvisor	$130	119	377	370
Corporate and other	(7)	(5)	(20)	(20)
Consolidated TripCo	$123	114	357	350
Operating Income (Loss)
TripAdvisor	$44	23	124	98
Corporate and other	(9)	(6)	(26)	(21)
Consolidated TripCo	$35	17	98	77

Revenue.  Our consolidated revenue increased approximately $57 million and $216 million during the three and nine months ended September 30, 2015, respectively, as compared to the corresponding periods in the prior year. The increase was due to revenue growth at TripAdvisor impacted by a decrease of $4 million and $9 million in revenue at BuySeasons for three and nine months ended September 30, 2015, respectively, as compared to the corresponding periods in the prior year. Revenue for BuySeasons decreased during the three months ended September 30, 2015 as compared to the corresponding period in the prior year, due to 11% fewer orders and an 11% decrease in average order value. Revenue for BuySeasons decreased during the nine months ended September 30, 2015 as compared to the corresponding period in the prior year due to 22% fewer orders, offset slightly by a 3% increase in average order value. See “Results of Operations—TripAdvisor” below for a more complete discussion of the results of operations of TripAdvisor.

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

Consolidated Adjusted OIBDA increased approximately $9 million and $7 million during three and nine months ended September 30, 2015, respectively, as compared to the corresponding periods in the prior year. The increase was primarily due to the operating results of TripAdvisor. See “Results of Operations—TripAdvisor” below for a more complete discussion of the results of operations of TripAdvisor.

In connection with the Trip Spin‑Off, among other matters, we entered into a services agreement and a facilities sharing agreement with Liberty Media. Pursuant to the services agreement, we pay Liberty Media for certain specified services related to our being a public company including insurance administration and risk management services, legal, investor relations, tax, accounting and internal audit services. Consolidated fees paid under the services agreement and the facilities agreement was $2 million for the nine months ended September 30, 2015 and is not expected to exceed $4 million annually.

Operating Income (Loss).  Our consolidated operating income increased approximately $18 million and $21 million for the three and nine months ended September 30, 2015, respectively, as compared to the corresponding period in the prior year. These increases for the three month period ended September 30, 2015 is due to the operating results of TripAdvisor and lower amortization expense of intangibles related to the assets recognized in connection with the combination of TripAdvisor as the amortization is slightly accelerated due to the estimated usage of such assets. See “Results of Operations—TripAdvisor” below for a more complete discussion of the results of operations of TripAdvisor.

Other Income and Expense

Components of Other Income (Expense) are presented in the table below.

	Three months ended		Nine months ended
	September 30,		September 30,
	2015	2014	2015	2014
	amounts in millions
Interest expense
TripAdvisor	$(3)	(2)	(7)	(6)
Corporate and other	(4)	(2)	(13)	(3)
Consolidated TripCo	$(7)	(4)	(20)	(9)
Other, net
TripAdvisor	$13	(7)	16	(7)
Corporate and other	—	(1)	—	(1)
Consolidated TripCo	$13	(8)	16	(8)

Interest expense.  Interest expense increased $3 million and $11 million for three and nine months ended September 30, 2015, respectively. The increase is primarily due to borrowings on the margin loans at the corporate level which were entered into during the fourth quarter of 2014.

Other, net.  Other, net increased $21 million and $24 million for three and nine months ended September 30, 2015, respectively, compared to the corresponding prior year periods primarily due to a $17 million gain on the sale of a Chinese subsidiary of TripAdvisor. The primary components of other, net are gains and losses on dispositions and income and interest earned on marketable securities offset by net foreign exchange losses.

Income taxes.  We had income tax expense of $12 million and $3 million for the three months ended September 30, 2015 and 2014,  respectively, and the effective tax rate was approximately 29.3% and 60.0%, respectively. We had income tax expense of $35 million and $18 million for the nine months ended September 30, 2015 and 2014, respectively, and the effective tax rate was approximately 37.2% and 30.0%, respectively. The effective tax rate for the three months ended September 30, 2015 was less than the U.S. federal tax rate of 35% due primarily to the tax benefit of earnings in foreign jurisdictions taxed at a rate lower than the U.S. federal tax, partially offset by changes in valuation allowance, changes in unrecognized tax benefits and recognition of deferred tax liabilities for basis differences in the stock of a consolidated subsidiary. The effective tax rate for the nine months ended September 30, 2015 was greater than the federal tax rate of 35% due primarily to an increase in tax expense related to changes in valuation allowance, changes in unrecognized tax benefits and recognition of deferred tax liabilities for basis differences in the stock of a consolidated subsidiary. These expense items were partially offset with the tax benefit of earnings in foreign jurisdictions taxed at a rate lower than the U.S. federal tax rate. The effective tax rate for the three months ended September 30, 2014 was greater than the federal rate of 35% due primarily to settlements with taxing authorities and changes in unrecognized tax benefits, partially offset with the tax benefit of earnings in foreign jurisdictions taxed at a lower rate than the U.S. federal tax rate.  The effective tax rate for the nine months ended September 30, 2014 was lower than the federal rate of 35% due to the tax benefit from earnings in foreign jurisdictions being taxed at a rate lower than the U.S. federal tax rate.

Net earnings.  We had net earnings of $29 million and $2 million for the three months ended September 30, 2015 and 2014, respectively, and net earnings of $59 million and $42 million for the nine months ended September 30, 2015 and 2014, respectively. The change in net earnings was the result of the above described fluctuations in our revenue and expenses.

Liquidity and Capital Resources

As of September 30, 2015 substantially all of our cash and cash equivalents are invested in U.S. Treasury securities, other government securities or government guaranteed funds, AAA rated money market funds and other highly rated financial and corporate debt instruments.

The following are potential sources of liquidity: available cash balances, proceeds from asset sales, monetization of our investments, outstanding or anticipated debt facilities, debt and equity issuances, and dividend and interest receipts.

As of September 30, 2015 TripCo had a cash balance of $602 million. Approximately $567 million of the cash balance, at September 30, 2015, is held at TripAdvisor. Although TripCo has a 56% voting interest in TripAdvisor, TripAdvisor is a separate public company with a significant non‑controlling interest, as TripCo has only a 21% economic interest in TripAdvisor. Even though TripCo controls TripAdvisor through its voting interest and board representation, decision making with respect to using TripAdvisor’s cash balances must consider TripAdvisor’s minority holders. Accordingly, any potential distributions of cash from TripAdvisor to TripCo would generally be on a pro rata basis based on economic ownership interests. Approximately $359 million of the TripAdvisor cash balance is held by foreign subsidiaries of TripAdvisor which is generally accessible but certain tax consequences may reduce the net amount of cash TripAdvisor is able to utilize for domestic purposes. Historically, TripAdvisor’s operating cash flows have been sufficient to fund its working capital requirements, capital expenditures and long term debt obligations and other financial commitments and are expected to be sufficient in future periods.

	Nine months ended
	September 30,
	2015	2014
	amounts in millions
Cash flow information
Net cash provided (used) by operating activities	$290	305
Net cash provided (used) by investing activities	$(129)	(146)
Net cash provided (used) by financing activities	$(60)	30

During the nine months ended September 30, 2015, TripCo’s primary use of cash was approximately $341 million in debt repayments, $150 million in purchases of short term investments and other marketable securities, $96 million of capital expenditures and $66 million of minimum withholding tax payments. These uses of cash were funded primarily with cash on hand, cash provided by operations, and borrowings of debt.

The projected use of TripCo’s corporate cash will be to fund any operational cash deficits at BuySeasons, to pay fees to Liberty Media for providing certain services pursuant to the services and facilities sharing agreements which is not expected to exceed $4 million annually, and to pay any other corporate level expenses.  We anticipate that TripCo’s corporate cash balance (without other financial resources potentially available as discussed above) is sufficient to maintain operations for the next few years. The debt service costs of the margin loans described above are paid in kind and become outstanding principal. At the maturity of the margin loans, a number of options are available to satisfy the loans as discussed above in potential sources of liquidity. The TripAdvisor projected use of cash, incremental to increased operational investment in the business, will primarily be payment of long term debt obligations and other financial commitments, the repurchases of TripAdvisor common stock under their approved share buyback program and investment in new or existing businesses.

Results of Operations—TripAdvisor

TripAdvisor, Inc.  Our economic ownership interest in TripAdvisor is 21% and TripCo’s results include the consolidated results of TripAdvisor and the elimination of approximately 79% of TripAdvisor’s net income (loss), including purchase accounting adjustments, through the noncontrolling interest line item in the condensed consolidated statement of operations. TripAdvisor is a separate publicly traded company and additional information about TripAdvisor can be obtained through its website and its public filings. We believe a discussion of TripAdvisor’s stand alone results promotes a better understanding of overall results of its business. TripAdvisor’s revenue, Adjusted OIBDA and operating income on a standalone basis for three and nine months ended September 30, 2015 and 2014 were as follows (see tables below for a reconciliation of TripAdvisor’s standalone results to those amounts reported by TripCo):

	Three months ended		Nine months ended
	September 30,		September 30,
	2015	2014	2015	2014
	amounts in millions
Revenue
Click-based advertising	$261	247	775	689
Display-based advertising	42	35	118	104
Subscription, transaction and other	112	72	290	165
Total revenue	415	354	1,183	958
Operating Expense	62	50	178	134
SG&A	223	185	628	454
Adjusted OIBDA	130	119	377	370
Stock-based compensation	19	17	52	46
Depreciation and amortization	23	18	68	44
Operating income as reported by TripAdvisor	$88	84	257	280

Revenue

Revenue increased $61 million and $225 million during the three and nine months ended September 30, 2015, respectively, when compared to the same periods in 2014, primarily due to an increase in click-based advertising revenue of $14 million and $86 million for the three and nine months ended September 30, 2015, respectively. The primary driver of the increase in click-based advertising revenue was an increase in hotel shoppers of 16% and 18% for the three and nine months ended September 30, 2015, respectively, partially offset by a decrease in revenue per hotel shopper of 10% and 5% for the three and nine months ended September 30, 2015,  respectively. The decrease in revenue per hotel shopper for the three and nine months ended September 30, 2015, is primarily due to pricing pressure, which includes the impact from (i) product changes, such as TripAdvisor’s decision to accelerate the rollout of its instant booking feature to its US and UK markets on all devices in the third quarter of 2015, (ii) the prolonged weakness of the Euro, which decreased TripAdvisor’s cost per click, and (iii) a growing number of hotel shoppers visiting TripAdvisor websites on mobile devices. Display-based advertising increased by $7 million and $14 million during the three and nine months ended September 30, 2015, respectively, primarily as a result of a 22% and 14% increase in the number of impressions sold and an increase in pricing of 3% and 2%, respectively, when compared to the same periods in 2014.  Subscription, transaction and other revenue increased by $40 million and $125 million during the three and nine months ended September 30, 2015, respectively, primarily due to growth in TripAdvisor’s Attractions, Restaurants, Business Listings and Vacation Rentals businesses,  which includes incremental revenue for the three and nine months ended September 30, 2015 of $29 million and $82 million, respectively, primarily related to its 2014 acquisitions of Lafourchette and Viator.

TripAdvisor’s international revenue represented 49% and 51% of its total revenue during the three and nine months ended September 30, 2015, respectively, and represented 53% of total revenue during both the three and nine months ended September 30, 2014, respectively. The general strengthening of the U.S. dollar relative to certain foreign currencies (primarily the Euro) from the three and nine months ended September 30, 2014 to the same periods in 2015 had an unfavorable impact on TripAdvisor’s revenue. On a constant currency basis, TripAdvisor estimates its total revenue would have been $27 million and $80 million higher than its actual revenue as reported for the three and nine months ended September 30, 2015, respectively.

Adjusted OIBDA

Operating expense

The most significant driver of operating expense is technology and content costs which increased $8 million and $27 million during the three and nine months ended September 30, 2015, respectively, when compared to the same periods in 2014,  primarily due to increased personnel costs from increased headcount to support business growth, including international expansion and enhanced site features, as well as incremental personnel costs related to TripAdvisor’s 2014 business acquisitions in its Attractions and Restaurants businesses. TripAdvisor’s Attractions and Restaurants businesses contributed an incremental $4 million and $13 million to its technology and content expenses for the three and nine months ended September 30, 2015, respectively, of which an incremental $2 million and $8 million, respectively, was related to personnel and overhead.

Selling, general and administrative

Selling and marketing costs increased $35 million and $143 million during the three and nine months ended September 30, 2015, respectively, when compared to the same periods in 2014, primarily due to increased search engine marketing (“SEM”) costs and other online traffic acquisition costs, increased costs related to TripAdvisor’s television campaign, and incremental costs related to its 2014 business acquisitions in its Attractions and Restaurants businesses. During the three and nine months ended September 30, 2015, TripAdvisor spent $21 million and $50 million, respectively, on its television advertising campaign, which was initially launched in May 2014. Personnel and overhead costs increased $3 million and $16 million during the three and nine months ended September 30, 2015, respectively, when compared to the same periods in 2014, primarily due to incremental personnel costs related to its 2014 business acquisitions in its Attractions and Restaurants businesses. TripAdvisor’s Attractions and Restaurants businesses contributed an incremental $15 million and $57 million to TripAdvisor’s selling and marketing expenses for the three and nine months ended September 30, 2015, respectively, of which an incremental $4 million and $16 million, respectively, was related to personnel and overhead.

General and administrative costs increased $1 million and $20 million during the three and nine months ended September 30, 2015, respectively, when compared to the same periods in 2014  primarily due to personnel costs and overhead costs related to an increase in headcount to support TripAdvisor’s business operations, as well as incremental personnel costs related to TripAdvisor’s 2014 business acquisitions in its Attractions and Restaurants businesses. TripAdvisor’s Attractions and Restaurants businesses contributed an incremental $2 million and $11 million to TripAdvisor’s general and administrative expenses for the three and nine months ended September 30, 2015, respectively, of which an incremental $2 million and $7 million, respectively, was related to personnel and overhead.

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

The following is a reconciliation of the results as reported by TripAdvisor, used for comparison purposes as discussed above, for a greater understanding of the standalone operations of TripAdvisor, to the results reported by TripCo (amounts in millions):

	Three months ended September 30, 2015			Nine months ended September 30, 2015
		Purchase			Purchase
	As Reported by	Accounting	As Reported by	As Reported by	Accounting	As Reported by
	TripAdvisor	Adjustments	TripCo	TripAdvisor	Adjustments	TripCo
Revenue	$415	—	415	1,183	—	1,183
Operating expense	(62)	—	(62)	(178)	—	(178)
SG&A	(223)	—	(223)	(628)	—	(628)
Adjusted OIBDA	130	—	130	377	—	377
Stock-based compensation	(19)	(1)	(20)	(52)	(4)	(56)
Depreciation and amortization	(23)	(43)	(66)	(68)	(129)	(197)
Operating income (loss)	$88	(44)	44	257	(133)	124

	Three months ended September 30, 2014			Nine months ended September 30, 2014
		Purchase			Purchase
	As Reported by	Accounting	As Reported by	As Reported by	Accounting	As Reported by
	TripAdvisor	Adjustments	TripCo	TripAdvisor	Adjustments	TripCo
Revenue	$354	—	354	958	—	958
Operating expense	(50)	—	(50)	(134)	—	(134)
SG&A	(185)	—	(185)	(454)	—	(454)
Adjusted OIBDA	119	—	119	370	—	370
Stock-based compensation	(17)	(3)	(20)	(46)	(8)	(54)
Depreciation and amortization	(18)	(58)	(76)	(44)	(174)	(218)
Operating income (loss)	$84	(61)	23	280	(182)	98

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

We are exposed to changes in interest rates primarily as a result of our borrowings used to maintain liquidity and to fund business operations. The nature and amount of our long‑term and short‑term debt are expected to vary as a result of future requirements, market conditions and other factors. We plan to manage our overall exposure to interest rates by maintaining what we believe is an appropriate mix of fixed and variable rate debt. We believe this will protect us from interest rate risk. We expect that over time we will achieve this mix by (i) issuing fixed rate debt that we believe has a low stated interest rate and significant term to maturity and (ii) issuing variable rate debt with appropriate maturities and interest rates. As of September 30, 2015, our debt is comprised of the following amounts of variable and fixed rate debt:

	Variable rate debt		Fixed rate debt
	Principal	Weighted avg	Principal	Weighted avg
	amount	interest rate	amount	interest rate
	amount in millions
TripAdvisor	$291	1.5%	—	N/A
TripCo debt	$417	3.5%	—	N/A

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

Item 4. Controls and Procedures.

In accordance with Rules 13a-15 and 15d-15 under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), the Company carried out an evaluation, under the supervision and with the participation of management, including its chief executive officer and its principal accounting and financial officer (the "Executives"), of the effectiveness of its disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, the Executives concluded that the Company's disclosure controls and procedures were effective as of September 30, 2015 to provide reasonable assurance that information required to be disclosed in its reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms.

There has been no change in the Company's internal control over financial reporting that occurred during the three months ended September 30, 2015 that has materially affected, or is reasonably likely to materially affect, its internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 6. Exhibits

(a)	Exhibits

Listed below are the exhibits which are filed as a part of this Report (according to the number assigned to them in Item 601 of Regulation S-K):

3.1

Amended and Restated Bylaws of Liberty TripAdvisor Holdings, Inc. (incorporated by reference to Exhibit 3.1 to Liberty TripAdvisor Holdings, Inc.'s Current Report on Form 8-K (File No. 001-36603) as filed on August 13, 2015).

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

LIBERTY TRIPADVISOR HOLDINGS, INC.

Date: November 10, 2015	By:	/s/ GREGORY B. MAFFEI
Gregory B. Maffei Chairman, President and Chief Executive Officer

Date: November 10, 2015	By:	/s/ CHRISTOPHER W. SHEAN
Christopher W. Shean Senior Vice President and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

EXHIBIT INDEX

Listed below are the exhibits which are filed as a part of this Report (according to the number assigned to them in Item 601 of Regulation S-K):

3.1

Amended and Restated Bylaws of Liberty TripAdvisor Holdings, Inc. (incorporated by reference to Exhibit 3.1 to Liberty TripAdvisor Holdings, Inc.'s Current Report on Form 8-K (File No. 001-36603) as filed on August 13, 2015).

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