Form 10-K
period 2015-12-31
Liberty TripAdvisor Holdings, Inc.
filed 2016-02-18
CIK 1606745

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D. C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2015

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

Indicate by check mark if the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes ☒   No 

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

Large accelerated filer ☒	Accelerated filer 	Non-accelerated filer  (do not check if smaller reporting company)	Smaller reporting company 

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes    No ☒

The aggregate market value of the voting stock held by non-affiliates of Liberty TripAdvisor Holdings, Inc. computed by reference to the last sales price of such stock, as of the closing of trading on the last trading day prior to June 30, 2015, was approximately $2.2 billion.

The number of outstanding shares of Liberty TripAdvisor Holdings, Inc.'s common stock as of January 31, 2016 was:

	Series A	Series B
Liberty TripAdvisor Holdings, Inc. common stock	71,951,637	2,929,777

Documents Incorporated by Reference

The Registrant's definitive proxy statement for its 2016 Annual Meeting of Stockholders is hereby incorporated by reference into Part III of this Annual Report on Form 10-K.

LIBERTY TRIPADVISOR HOLDINGS, INC.

2015 ANNUAL REPORT ON FORM 10‑K

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

In October 2014, the Internal Revenue Service (“IRS”) completed its examination of the Trip Spin-Off and notified Liberty that it agreed with the nontaxable characterization of the transaction. Liberty executed a Closing Agreement with the IRS documenting this conclusion in 2015.

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

(c)Narrative Description of Business

TripAdvisor, Inc.

TripAdvisor owns and operates a portfolio of online travel brands. TripAdvisor is the world’s largest travel site, and its mission is to help people around the world plan and book the perfect trip. Its travel research platform aggregates millions of travelers’ reviews and opinions about destinations, accommodations, activities and attractions, and restaurants throughout the world so that its users have access to trusted advice wherever their trip takes them. TripAdvisor’s platform not only helps users plan their trip with its unique user-generated content, but also enables users to compare real-time pricing and availability so that they can book hotels, vacation rentals, flights, activities and attractions, and restaurants.

TripAdvisor-branded websites include tripadvisor.com in the United States and localized versions of the website in 46 countries. Its branded websites reached 350 million average monthly unique visitors during the year ended December 31, 2015, according to its internal log files. TripAdvisor’s websites feature 320 million reviews and opinions on 6.2 million places to stay, places to eat and things to do – including 995,000 hotels and accommodations and 770,000 vacation rentals, 3.8 million restaurants and 625,000 attractions around the world. In addition to user-generated content, its websites feature price comparison tools and links to partner websites, including travel advertisers, on which users can book their travel arrangement. Users may now also complete hotel bookings directly with TripAdvisor’s partners through tripadvisor.com and also through the TripAdvisor mobile application where coverage is available. In addition to the flagship TripAdvisor brand, TripAdvisor now manages and operates 23 other travel media brands, connected by the common goal of providing users the most comprehensive travel-planning and travel-taking resources in the travel industry.

TripAdvisor branded sites are comprehensive online resources for user-generated content on destinations, lodging, restaurants and attractions. To help its users plan and book their trips, TripAdvisor’s websites feature 320 million reviews and opinions on accommodations, restaurants and attractions, including more than 50 million candid photos, and helpful content ranging from hotel room tips to travel guides. TripAdvisor provides real-time pricing and availability search functionality that compares hundreds of partner websites and enables users to book hotels, activities, attractions and make restaurant reservations through its sites. The tools and information TripAdvisor provides are available in 28 different languages on web-based and mobile applications on mobile devices and desktops. In order to achieve its goals, TripAdvisor leverages its key assets: a robust travel community, rich user-generated content, continuous technological innovation and global reach.

TripAdvisor derives the majority of its revenue from the sale of advertising, primarily through click-based advertising and, to a lesser extent, display-based advertising. The remainder of its revenue is generated through a combination of subscription and transaction-based offerings, and other revenue including content licensing. In the year ended December 31, 2015, TripAdvisor earned $956 million of revenue from click-based advertising, $159 million in revenue from display-based advertising and $377 million in revenue from subscription-based offerings, transaction revenue and other revenue.

TripAdvisor has click-based advertising relationships with the vast majority of the leading online travel agencies globally as well as a variety of other travel suppliers pursuant to which these companies purchase traveler leads from it, generally on a cost-per-click (“CPC”) basis. These click-based advertising relationships are strategically important to it and most can be terminated by the advertiser at will or on short notice.

TripAdvisor’s systems infrastructure, web and database servers for TripAdvisor branded websites are housed at two geographically separate facilities and have multiple communication links as well as continuous monitoring and engineering support. Each facility is fully self-sufficient and operational with its own hardware, networking, software, and content, and is structured in an active/passive, fully redundant configuration. Substantially all of its software components, data, and content are replicated in multiple datacenters and development centers, as well as being backed up at offsite locations. TripAdvisor’s systems are monitored and protected though multiple layers of security. Several of its individual subsidiaries and businesses, including Viator, have their own data infrastructure and technology teams.

Business Model

TripAdvisor’s platforms connect users wishing to plan and book the best travel experiences with providers of travel accommodations and travel services around the world. TripAdvisor derives the majority of its revenue from the sale of advertising, primarily through click-based advertising and, to a lesser extent, display-based advertising. The remainder of TripAdvisor’s revenue is generated through a combination of subscription and transaction-based offerings as well as content licensing.

•

Click-Based Advertising Revenue.  TripAdvisor’s largest source of revenue is click-based advertising, which includes links to its partners’ booking sites and contextually-relevant branded and unbranded text links. Its click-based advertising partners are predominantly online travel agencies, or OTAs, and direct suppliers in the hotel, airline and cruise product categories. Click-based advertising is generally priced on a cost-per-click, or CPC, basis, with payments from advertisers based on the number of users who click on each type of link. CPC prices are determined in a bidding process that allows TripAdvisor’s partners to use its proprietary system to submit CPC bids to have their rates and availability listed on TripAdvisor’s site. When a partner submits a CPC bid they agree to pay the amount of that bid each time a user subsequently clicks on the URL link to the partner’s website. Bids are submitted periodically – sometimes as often as daily or weekly – on a property-by-property basis and the size of the bid relative to other bids received determines the partner’s placement in all metasearch placements on TripAdvisor’s site with one or more offers shown, including hotel comparison search results and the property detail page. The system is automated and the size of the partner’s bid is the only factor impacting the partner’s placement on that page, except that individual partners may be sorted lower in the event that they have not provided price information or if they cease to have availability for the property. Click-based advertising revenue also includes revenue from TripAdvisor’s instant booking feature, which enables the merchant of record, generally an OTA or hotel partner, to pay a commission rate for a user that completes a reservation on TripAdvisor. Instant booking revenue is currently recognized under two different models: the transaction model and the consumption model. Under the transaction model, commission revenue is recorded at the time a traveler books a hotel reservation on TripAdvisor’s site with one of its transaction partners. TripAdvisor’s transaction partners are liable for commission payment to TripAdvisor upon booking and the partner assumes the cancellation risk. When a traveler makes a hotel reservation on TripAdvisor’s site with one of its consumption partners, revenue is not recorded until the travelers’ stay.  TripAdvisor’s consumption partners are liable for commission payment upon the completion of stay by the traveler. Online travel agencies, hotel partner placement and comparative hotel prices available to the traveler in the booking process under both models are determined in a bidding process in TripAdvisor’s proprietary system,  based on a number of variables including commission rates,  depending on the specific hotel selected. For the years ended December 31, 2015, 2014 and 2013, TripAdvisor earned $956 million, $870 million, and $696 million, respectively, of revenue from click-based advertising.

•

Display-Based Advertising Revenue.  Advertising partners can promote their brands in a contextually-relevant manner through a variety of display-based advertising placements on TripAdvisor’s websites. While its display-based advertising clients are predominately direct suppliers in the hotel, airline and cruise categories as well as OTAs, TripAdvisor also accepts display advertising from destination marketing organizations, casinos, resorts and attractions, as well as advertisers from non-travel categories. Display-based advertising is sold predominately on a cost per thousand impressions, or CPM, basis. For the years ended December 31, 2015, 2014 and 2013, TripAdvisor earned $159 million, $140 million and $119 million, respectively, in revenue from display-based advertising.

•

Subscription-Based, Transaction-Based and Other Revenue.  Business Listings is a subscription-based advertising product offered to hotels, B&Bs and other specialty lodging properties. This advertising product is sold for a flat fee and allows subscribers to list, for a contracted period of time, a website URL, email address and phone number on TripAdvisor-branded websites, as well as to post special offers for travelers. In addition, TripAdvisor earns revenue from making hotel room nights available for booking on its transaction-based sites, including Jetsetter and Tingo, for which TripAdvisor is the merchant of record; making rental listings available through its vacation rentals business; selling destination activities primarily through Viator; and providing access to online restaurant reservations primarily through Lafourchette, or thefork.com; as well as other revenue including content licensing with third-party sites. For the years ended December 31, 2015, 2014 and 2013, TripAdvisor earned $377 million, $236 million and $130 million, respectively, in revenue from subscription-based, transaction-based and other revenue.

Commercial Relationships

TripAdvisor has a number of commercial relationships that are important to the success of its business.  Although these relationships are memorialized in some form of agreement, many of these agreements are for a limited term or are terminable at will or on short notice.

TripAdvisor has click-based advertising relationships with the vast majority of the leading online travel agencies as well as a variety of other travel suppliers, pursuant to which such companies purchase traveler leads from TripAdvisor, generally on a CPC basis. For the year ended December 31, 2015, TripAdvisor’s two most significant advertising partners, Expedia and Priceline, and their subsidiaries, each accounted for more than 10% of its total revenue and combined accounted for 46% of total revenue.

TripAdvisor’s instant booking feature enables hotel shoppers to book directly with a third-party partner, without leaving TripAdvisor’s website.  To facilitate this, TripAdvisor has partnered with seven of the top ten major hotel chains, including Accor, Best Western International, Carlson Rezidor, Choice Hotels, Hyatt  Hotels, Marriott International and Wyndham Worldwide. TripAdvisor also partnered with Priceline, whereby some of Priceline's online travel brands will participate in TripAdvisor’s instant booking platform, beginning with its Booking.com brand.  As a result, users are able to book more than 450,000 hotels, powered by its partners, without leaving the TripAdvisor site or mobile experience.

TripAdvisor has a content licensing program utilized by over 1,300 partners around the world, including hotel chains, online travel agents, tourist boards, airlines and media sites. TripAdvisor also distributes its content through self-service HTML widgets, which are used on the websites of hotels, restaurants, attractions and destination marketing organizations. These products, which are available at no cost in the TripAdvisor Management Center, allow businesses and destinations to promote themselves by displaying their TripAdvisor ratings, reviews and awards. TripAdvisor widgets are presently found on more than 200,000 unique domains around the globe.  Both free and licensed TripAdvisor content reaches over 900 million people per month. Partners benefit from its user-generated content, such as reviews, ratings, and photos. In addition, TripAdvisor powers review collection for a growing number of partners, such as Accor Hotels, Wyndham Hotel Group, Best Western and Easytobook.com, enabling them to proactively collect reviews from their own customers post-stay in their own branded environment. TripAdvisor has also developed partnerships with mobile carriers and device manufacturers.

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

Seasonality

The global travel market is large and traveler expenditures tend to follow a seasonal pattern. As such, expenditures by travel advertisers to market to potential travelers, and, therefore, TripAdvisor’s financial performance, tends to be seasonal as well. As a result, the third quarter tends to be TripAdvisor’s seasonal high, as it is a key period for travel research and trip-taking and its seasonal low generally occurs in the first and/or fourth quarter. Significant shifts in TripAdvisor’s business mix or adverse economic conditions could influence the typical trend of its seasonality in the future.

Terms of Investment in TripAdvisor

We own an approximate 21% equity interest and 56% voting interest in TripAdvisor. TripAdvisor’s amended and restated certificate of incorporation provides that the holders of TripAdvisor common stock, acting as a single class, are entitled to elect a number of directors equal to 25% of the total number of directors, rounded up to the next whole number, which is currently three directors. As discussed previously we currently consolidate TripAdvisor as we control a majority of the voting interest in TripAdvisor. We are subject to a Governance Agreement with TripAdvisor which provides us with certain director nomination, registration and other rights and imposes certain restrictions on our shares of Class B common stock.

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

BuySeasons’ business is highly seasonal with approximately half of its revenue earned from the sale of costumes in September and October leading up to Halloween. Since the acquisition of Celebrate Express, BuySeasons has seen the seasonality decrease slightly due to higher sales of birthday party supplies which is a less seasonal business. BuySeasons outsources about 90% of its customer service function, with the remaining portion being maintained at its corporate headquarters. Customer service representatives are available up to 12 hours a day, and up to seven days a week during its busy season to respond to customer questions. The customer service center and warehouse staffing is scalable and BuySeasons employs seasonal labor to react to higher volume during the peak Halloween season. Subsequent to December 31, 2015, BuySeasons has made the decision to pivot its business to a dropship business model.

Regulatory Matters

Internet Services

Our online commerce businesses are subject, both directly and indirectly, to various laws and governmental regulations. Certain of these businesses engaged in the provision of goods and services over the Internet must comply with federal and state laws and regulations applicable to online communications and commerce. For example, the Children’s Online Privacy Protection Act (“COPPA”) prohibits web sites from collecting personally identifiable information online from children under age 13 without parental consent and imposes a number of operational requirements. In 2012, the Federal Trade Commission (“FTC”) adopted revised COPPA regulations amending certain definitions and modifying certain operational requirements regarding notice and parental consent, among other matters. Certain email activities are subject to the Controlling the Assault of Non-Solicited Pornography and Marketing Act of 2003, commonly known as the CAN-SPAM Act. The CAN-SPAM Act regulates the sending of unsolicited commercial email by requiring the email sender, among other things, to comply with specific disclosure requirements and to provide an “opt-out” mechanism for recipients. Both of these laws include statutory penalties for non-compliance. The Digital Millennium Copyright Act limits, but does not eliminate, liability for listing or linking to third party websites that may include content that infringes on copyrights or other rights so long as our Internet businesses comply with the statutory requirements. Various states also have adopted laws regulating certain aspects of Internet communications. Congress has extended the moratorium on state and local taxes on Internet access and commerce until October 1, 2016. Legislative proposals that would further extend the moratorium on state and local taxes on Internet access and commerce are pending in Congress.

Our online commerce businesses also are subject to laws governing the collection, use, retention, security and transfer of personally-identifiable information about their users. In particular, the collection and use of personal information by companies has received increased regulatory scrutiny on a global basis. The enactment, interpretation and application of user data protection laws are in a state of flux, and the interpretation and application of such laws may vary from country to country. For example, on December 15, 2015, the European Commission, the European Parliament and the Council of the European Union (“Council”) reached agreement on new data laws that give customers additional rights and impose additional restrictions and penalties on companies for illegal collection and misuse of personal information. The European Parliament and the Council are expected to adopt the new laws in early 2016, with the laws expected to become effective on a future date following adoption. Further, on October 6, 2015, the Court of Justice of the European Union invalidated the “Safe Harbor Framework,” which had allowed companies to collect and process personal data in European Union nations for use in the U.S.  European Union and U.S. authorities announced on February 2, 2016 that they had reached agreement on a new data transfer framework.  The European Union and the U.S. must implement the new framework, which may be subject to legal challenge.  Finally, a European Union directive restricting the Internet tracking tools known as “cookies” has taken effect.

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

In 2010, the FCC adopted rules in its open Internet proceeding that largely were vacated by the United States Court of Appeals for the District of Columbia Circuit (“D.C. Circuit”) in 2014. On February 26, 2015, the FCC adopted new open Internet rules that reclassify wireline and wireless broadband services as Title II common carrier services and regulate broadband services offered by Internet service providers (ISPs) under Title II, Title III and Section 706 of the Telecommunications Act of 1996.  The regulations prohibit ISPs from: (1) blocking access to, or impairing or degrading, legal content, applications, services or non-harmful devices; and (2) favoring selected Internet traffic in exchange for consideration.  The rules also allow the FCC to hear complaints and take enforcement action if it determines that the interconnection agreements of ISPs are not just and reasonable, or if ISPs fail to meet a new general obligation not to unreasonably interfere with or unreasonably disadvantage consumers or edge providers.  The rules also require greater transparency by ISPs, including requiring disclosure of promotional rates, fees and surcharges, and data caps.  The FCC forbears, or refrains from, imposing certain Title II regulation on ISPs, such as rate regulation, tariffs, and last-mile unbundling, and do not assess Universal Service Fund fees on broadband at this time.  Multiple parties have challenged the open Internet rules in the D.C. Circuit, and the D.C. Circuit is expected to rule on the challenge in 2016.

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

Competition

TripAdvisor

TripAdvisor competes in rapidly evolving and intensely competitive markets. TripAdvisor faces competition for content, users, advertisers, online travel search and price comparison services (or hotel metasearch) and online reservations.  TripAdvisor also faces competition from large companies that also offer comprehensive on-line resources for destinations, lodging, attractions and restaurants. TripAdvisor’s primary competitors include large online portals, social networking sites and search engines, such as Google (including Google + Local),  Facebook (including Graph Search),

Yahoo! (including Yahoo! Travel) and Baidu. TripAdvisor faces competition from online travel agencies (such as Expedia and Priceline and their respective subsidiaries), as well as wholesalers, tour operators and traditional offline travel agencies. TripAdvisor also competes with a wide range of other companies, including Airbnb, Inc., Alibaba, Ctrip.com International, Ltd., HolidayCheck AG, HomeAway, Inc. (a subsidiary of Expedia as of December 15, 2015), Yelp, Inc. and OpenTable, Inc. (a subsidiary of Priceline).

TripAdvisor faces competition in the travel review space from online travel agencies, such as Expedia and Priceline and their respective subsidiaries, which solicit reviews from travelers who book travel on their websites. With respect to its restaurant,  attractions and vacation rental businesses, TripAdvisor faces competition from OpenTable (a subsidiary of Priceline), and Yelp’s SeatMe and Amazon’s Table8 with respect to online restaurant reservation services, from GetYourGuide and Expedia (through its Destination Services) with respect to online attraction reservation services and from HomeAway (a subsidiary of Expedia) and Airbnb with respect to online accommodation search and research services. Moreover, networks with significant installed user bases such as Google (for example, via Google + Local and Google Hotel Finder) and Microsoft (through Bing Travel) have begun to compete more directly with TripAdvisor by attracting and accumulating user-generated travel reviews and opinions or may pursue the acquisition of travel-related content directly from consumers, and other networks and channels could choose to do the same. In the competition to attract users, TripAdvisor relies on its ability to acquire traffic through offline brand recognition and brand-direct efforts such as television, email and online search, whether unpaid or paid. TripAdvisor also competes for online travel search and price comparison services (or hotel metasearch), with other such companies, including Expedia (through its ownership of Trivago), Priceline (through its ownership of Kayak)  and HotelsCombined. Finally, TripAdvisor also competes for travel-related advertising budgets with large, established search engines with significantly greater resources than it has, such as Google, Bing, and Yahoo!, as well as online media companies and ad networks, and offline advertising sources, such as television and print media.

Certain of the companies TripAdvisor does business with are also its competitors. The consolidation of its competitors and partners, including Expedia (through its ownership of Trivago, Orbitz, Travelocity and HomeAway) and Priceline (through its ownership of Kayak and OpenTable), coupled with evolving business models throughout the industry, results in a highly dynamic competitive environment. As the market evolves for online travel content and the technology supporting it, including platforms such as smartphone and tablet computing devices, we and TripAdvisor anticipate that the existing competitive landscape will change and new competitors may emerge.

BuySeasons

The party and costume segments have a large number of independent retailers, both brick-and-mortar and online. Our subsidiary BuySeasons has a number of large and small primary competitors. Party City is the most significant competitor selling in both the party and costume categories. BuySeasons believes it has a competitive advantage due to the combination of a large assortment of on-line products, services related to party planning, product personalization, value pricing and a high level of customer service.

In addition, BuySeasons competes with traditional brick-and-mortar and online retailers ranging from large department stores to specialty shops, electronic retailers, direct marketing retailers, such as mail order and catalog companies, and discount retailers. Due to the nature of these businesses there is not a single or small group of competitors that own a significant portion of the overall market share. However, some of these competitors, such as Amazon, have a significantly greater Web-presence than our e-commerce businesses. We believe that the principal competitive factors in the markets in which BuySeasons competes are selection, price, availability of inventory, convenience, brand recognition, accessibility, customer service, reliability, website performance, and ease of use.

Employees

TripCo currently does not have any corporate employees. Liberty Media provides TripCo with certain transitional and ongoing management services pursuant to a services agreement and certain of Liberty Media’s corporate employees and executive officers will provide services to TripCo for a determined fee. As of December 31, 2015, TripAdvisor had approximately 3,000 employees. Of those employees, approximately 1,500 were based in the United States. As of

December 31, 2015, BuySeasons had 258 full and part-time employees. None of these employees is represented by a labor union or covered by a collective bargaining agreement. TripCo believes that these employee relations are good.

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

TripAdvisor generated $382 million, $387 million and $349 million of cash from its operations during the years ended December 31, 2015, 2014 and 2013, respectively. TripAdvisor uses the cash it generates from its operations to fund its investing activities and to service its debt and other financing obligations. We do not have access to the cash that TripAdvisor generates unless TripAdvisor declares a dividend on its capital stock payable in cash, repurchases any or all of its outstanding shares of capital stock for cash or otherwise distributes or makes payments to its stockholders, including us. Historically, TripAdvisor has not paid any dividends on its capital stock or, with limited exceptions, otherwise distributed cash to its stockholders and instead has used all of its available cash in the expansion of its business and to service its debt obligations. Covenants in TripAdvisor’s existing debt instruments also restrict the payment of dividends and cash distributions to stockholders. We expect that TripAdvisor will continue to apply its available cash to the expansion of its business.

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

We entered into a number of inter-company agreements covering matters such as tax sharing and our responsibility for certain liabilities previously undertaken by Liberty for certain of our businesses. In addition, we entered into a services agreement with Liberty Media pursuant to which it provides to us certain management, administrative, financial, treasury, accounting, tax, legal and other services, for which we will pay Liberty Media a services fee. The terms of all of these agreements were established while we were a wholly owned subsidiary of Liberty, and hence may not be the result of arms’ length negotiations. Although we believe that the negotiations with Liberty Media were at arms’ length, the persons negotiating on behalf of Liberty Media also serve as officers of Liberty, as described above. We believe that the terms of these inter-company agreements are commercially reasonable and fair to all parties under the circumstances; however, conflicts could arise in the interpretation or any extension or renegotiation of the foregoing agreements.

Factors Relating to Our Businesses

If TripAdvisor is unable to continue to increase visitors to its websites and to cost-effectively convert these visitors into repeat users or contributors, its advertising revenue could decline.

The primary asset that TripAdvisor uses to attract visitors to its websites and convert these visitors into repeat users is TripAdvisor’s ability to collect, create, organize and distribute high-quality, commercially valuable content that meets users’ specific interests and enables them to use the content and interact with the supporting communities. There can be no assurances that TripAdvisor will continue to obtain content in a cost-effective manner or in a manner that meets rapidly changing consumer demand. Any failure to obtain and manage such content in a manner that will engage users, or a failure to provide content and products that are perceived as useful, reliable and trustworthy, could adversely affect user experiences and reduce traffic to its websites, which would make TripAdvisor’s websites less attractive to advertisers. Any change in the cost structure pursuant to which TripAdvisor obtains its content, in travelers’ relative appreciation of user-based versus expert content, in the quality of its content versus other sites’ content, or any other changes that could reduce traffic  to TripAdvisor’s websites would negatively impact its business and financial performance.

TripAdvisor derives a substantial portion of its revenue from advertising and any significant reduction in spending by its advertisers could harm its business.

TripAdvisor derives a substantial portion of its revenue from the sale of advertising, primarily through click-based advertising and, to a lesser extent, display-based advertising. TripAdvisor enters into master advertising contracts with its advertising partners, however, these agreements are generally limited to matters such as privacy and compliance, payment terms and conditions, termination and indemnities and most can be terminated by its partners at will or on short notice. TripAdvisor’s ability to grow advertising revenue with its existing or new advertising partners is dependent in large part on its ability to generate revenue for them. Advertisers will not continue to do business with TripAdvisor if their investment in such advertising does not generate sales leads, customers, bookings, or revenue and profit on a cost-effective basis. If TripAdvisor is unable to provide value to its advertising partners, they will likely stop placing ads on its websites, which would harm its revenue and business. We cannot guarantee that TripAdvisor’s current advertisers will fulfill their obligations under existing contracts, continue to advertise beyond the terms of existing contracts or enter into any additional contracts with it.

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

Furthermore, TripAdvisor’s CPC pricing for click-based advertising depends, in part, on competition between advertisers. If its large advertisers become less competitive with each other, merge with each other or with its competitors, focus more on per-click profit than on traffic volume, or are able to reduce CPCs, this could have an adverse impact on TripAdvisor’s click-based advertising revenue which would, in turn, have an adverse effect on its business, financial condition and results of operations.

Expenditures by advertisers also tend to be cyclical, subject to variation based on budgetary constraints, project cancellation or delay, and to reflect overall economic conditions and buying patterns. If TripAdvisor is unable to generate advertising revenue due to factors outside of its control, its business and financial performance would be adversely affected.

TripAdvisor relies on a relatively small number of significant advertising partners and any reduction in spending by or loss of these partners could seriously harm its business.

TripAdvisor derives a substantial portion of its revenue from a relatively small number of advertising partners and relies significantly on its relationships. For example, for the year ended December 31, 2015, TripAdvisor’s two most significant advertising partners, Expedia and Priceline (and their subsidiaries), accounted for a combined 46% of its total revenue. While TripAdvisor enters into master advertising contracts with its partners, the terms of these agreements generally address matters such as privacy and compliance, payment terms and conditions, termination and indemnities and most of these click-based advertising contracts can be terminated by its partners at will or on short notice. If any of its significant advertisers were to cease or significantly curtail advertising on TripAdvisor’s websites, TripAdvisor could experience a rapid decline in its revenue over a relatively short period of time which would have a material impact on its business.

Our subsidiaries’ businesses could be negatively affected by changes in Internet search engine algorithms and dynamics, or search engine disintermediation.

Our subsidiaries rely heavily on Internet search engines, such as Google, to generate traffic to their websites, principally through the purchase of travel-related keywords. Search engines, including Google, frequently update and change the logic that determines the placement and display of results of a user’s search, such that the purchased or algorithmic placement of links to our subsidiaries’ websites can be negatively affected. In addition, a search engine could, for competitive or other purposes, alter its search algorithms or results causing our subsidiaries’ websites to place lower in search query results. If a major search engine changes its algorithms in a manner that negatively affects the search engine ranking of our subsidiaries’ websites or those of their partners, or if competitive dynamics impact the cost or effectiveness of search engine optimization (“SEO”) or search engine marketing (“SEM”) in a negative manner, our business and financial performance would be adversely affected, potentially to a material extent. Furthermore, our subsidiaries’ failure to successfully manage their SEO and SEM strategies could result in a substantial decrease in traffic to their websites, as well as increased costs if our subsidiaries were to replace free traffic with paid traffic.

In addition, to the extent that Google, or other leading search or metasearch engines that have a significant presence in TripAdvisor’s key markets, disintermediate OTAs or travel content providers by offering comprehensive travel planning or shopping capabilities, or refer those leads to suppliers directly, or to other favored partners, there could be a material adverse impact on TripAdvisor’s business and financial performance. To the extent these actions have a negative effect on TripAdvisor’s search traffic, whether on desktop, tablet or mobile devices, TripAdvisor’s business and financial performance could be adversely affected.

TripAdvisor continues to work aggressively to roll out its “instant booking” feature despite anticipated and potential unanticipated challenges and risks which could have a negative impact on its business and financial performance.

Instant booking is a feature that enables users to book a hotel reservation directly with a hotel or online travel agency partner while remaining on the TripAdvisor website. TripAdvisor has been gradually rolling this feature out in the U.S. since June 2014, and in 2015, accelerated the rollout of instant booking for hotels across its platforms to all users on all devices.  TripAdvisor plans to continue rolling out this feature to additional international markets in 2016. TripAdvisor believes that allowing users to book directly online without leaving the TripAdvisor site will result in a better user experience as well as, ultimately, additional revenue to TripAdvisor.  However, there are additional risks associated with this feature.

TripAdvisor’s success depends in large part on its ability to maintain and expand relationships with partners in the travel industry, including hotel chains, online travel agencies and travel suppliers and other online travel partners.  TripAdvisor is working with some of these partners to “power” the instant booking function on its website and believes that these partners will also benefit from this feature, through increased reservations and more direct relationships with travelers.  Some partners, however, may view this new functionality as directly competitive and take action that could adversely affect TripAdvisor’s business and financial performance.  They could reduce or eliminate advertising revenue paid to TripAdvisor, charge for or otherwise restrict access to content, further reduce their average daily rates, decide not to make their travel inventory available to TripAdvisor, or decide not to provide accurate booking information.  Any of these actions could have an adverse impact on TripAdvisor’s business.

The roll out of TripAdvisor’s new “instant booking” feature may not meet TripAdvisor’s expectations and may subject TripAdvisor to additional and ongoing operational risks.

Currently TripAdvisor’s instant booking feature is monetizing at a lower revenue per hotel shopper rate compared to its metasearch feature. While TripAdvisor expects to close this monetization gap, primarily by continuing to streamline its booking path to enhance user experience, persistently promoting the TripAdvisor brand as a booking channel and continuing to seek partners with strong branding and supply channels, there is no guarantee that these initiatives will ultimately be successful and, if not, its revenue may be materially adversely affected.

TripAdvisor’s instant booking revenue recorded under the consumption model is recognized at the time the traveler completes his or her stay. Comparatively, revenue under the transaction model is recorded at the time the user books the stay and revenue from its metasearch feature is recorded when a traveler makes the click-through to the travel partners’ websites.  Based on its internal data, TripAdvisor currently estimates the average time between a user booking a stay to consuming a stay is approximately three to five weeks, subject to seasonal variations. In future periods, greater contribution of revenue from its instant booking consumption model would result in additional revenue recognized at the time of a consumed stay and thus a shift in the timing of revenue recognition.

TripAdvisor expects the instant booking functionality to significantly increase the number of transactions that will occur on TripAdvisor’s website.  Even though the transactions and customer care associated with these transactions are provided by its hotel partners, each reservation is completed on TripAdvisor’s instant booking platform.  Failure to effectively manage the process for instantly booking on its website and safeguard the data that is obtained during the course of arranging for such bookings could negatively impact its reputation and, consequently, its business.

Growth in the use of devices other than desktop computers may negatively affect TripAdvisor’s revenue and financial results.

TripAdvisor’s content was originally designed for users accessing the Internet on a desktop computer. The number of people who access the Internet through devices other than desktop computers, including mobile phone devices and handheld computers such as notebooks and tablets, has increased substantially in the last few years.  TripAdvisor anticipates that the rate of use of these computing devices will continue to grow. To address these growing user demands, TripAdvisor continues to extend its platform to develop mobile phone and tablet applications and its advertising revenue continues to grow.  However, currently, it monetizes users of these devices at a lower rate compared to users who access its websites through desktop computers. In addition, given the device sizes and technical limitations of these devices, mobile consumers may not be willing to download multiple apps from multiple companies providing similar services and instead prefer to use one or a limited number of apps for their hotel, restaurant and attractions activity. The consumer experience with mobile apps as well as brand recognition and loyalty are likely to become increasingly important.

 As a result, TripAdvisor continues to develop and improve upon its mobile app and websites and mobile monetization strategies.  If TripAdvisor is unable to continue to rapidly innovate and create new, user-friendly and differentiated mobile offerings and efficiently and effectively advertise and distribute on these platforms, or if its mobile offerings are not used by consumers, TripAdvisor’s future growth and results of operations could be negatively impacted.

Declines or disruptions in the economy in general and the travel industry in particular could adversely affect TripAdvisor’s businesses and financial performance.

TripAdvisor’s businesses and financial performance are affected by the health of the global economy generally as well as the worldwide travel industry and leisure travel in particular. Sales of travel services tend to decline or grow more slowly during economic downturns and recessions when consumers engage in less discretionary spending, are concerned about unemployment or inflation, have reduced access to credit or experience other concerns that reduce their ability or willingness to travel. The global economy may be adversely impacted by unforeseen events beyond TripAdvisor’s control, including acts of terrorism, unusual weather patterns, natural disasters, political instability and health concerns (including epidemics or pandemics such as Zika virus, Ebola, H1N1 and SARS),  defaults on government debt, significant increases in fuel and energy costs, tax increases and other matters that could reduce discretionary spending, tightening of credit markets, and further declines in consumer confidence. Decreased travel expenditures could reduce the demand for TripAdvisor’s services, thereby causing a reduction in revenue.

In addition, the uncertainty of macro-economic factors and their impact on consumer behavior, which may differ across regions, makes it more difficult to forecast industry and consumer trends and the timing and degree of their impact on TripAdvisor’s markets and business, which in turn could adversely affect TripAdvisor’s  ability to effectively manage its  business and adversely affect its results of operations.

TripAdvisor relies on the value of its brand and consumer trust in its brand. If TripAdvisor is not able to maintain and enhance its brand, or if events occur that damage its reputation and brand, TripAdvisor’s business may be harmed.

TripAdvisor believes that the TripAdvisor brand has contributed significantly to its success and that maintaining and enhancing its brand is critical to expanding its base of users, to creating content and to attracting advertisers. As a result, TripAdvisor invests significantly in brand marketing. TripAdvisor expects these investments to continue, or even increase, as a result of a variety of factors, including increased spending from competitors, the increasing costs of supporting multiple brands, expansion into geographies and products where its brands are less well known, inflation in media pricing, and the continued emergence and relative traffic share growth of search engines as destination sites for travelers. Such efforts may not maintain or enhance consumer awareness of its brands and, even if TripAdvisor is successful in its branding efforts, such efforts may not be cost-effective or as efficient as they have been historically. If TripAdvisor is unable to maintain or enhance consumer awareness of its brands or to generate demand in a cost-effective manner, it would have a material adverse effect on TripAdvisor’s business and financial performance.

TripAdvisor receives significant media coverage in its various geographic markets. Unfavorable publicity regarding, for example, TripAdvisor’s practices relating to privacy and data protection, product changes, competitive pressures, the accuracy of user-generated content, product quality, litigation or regulatory activity, could adversely affect its reputation with its site users and its advertisers. Such negative publicity also could have an adverse effect on the size, engagement, and loyalty of TripAdvisor’s user base and result in decreased revenue, which could adversely affect its business and financial results.

TripAdvisor operates in an increasingly competitive global environment and its failure to compete effectively could reduce its market share and harm its financial performance.

TripAdvisor faces competition for content, users, advertisers, online travel search and price comparison services (or hotel metasearch) and online reservations. TripAdvisor also faces competition from large companies that also offer comprehensive on-line resources for destinations, lodging, attractions and restaurants.  Many of TripAdvisor’s competitors have significantly greater and more diversified resources than it does and may be able to leverage other aspects of their business to enable them to compete more effectively against TripAdvisor. More specifically:

•

For content, TripAdvisor faces competition from large online portals, social networking sites and search engines, such as Google, Facebook, Yahoo and Baidu, which competition will only increase should they choose to compete more directly with TripAdvisor in the travel review space, and create commercially valuable online content at significant scale. For example, Google + Local, with its aggregated reviews and local recommendations, competes with TripAdvisor and Google’s access to more comprehensive data regarding user search queries through its search algorithms gives it a significant competitive advantage over other companies in the industry, including TripAdvisor. In addition, if significant numbers of users adopt Facebook’s newly released Graph Search to get travel recommendations, it could have the effect of reducing traffic and user engagement on TripAdvisor.

•

TripAdvisor faces competition from online travel agents, such as Expedia and Priceline (and their subsidiaries), and this competition may increase to the extent that these online travel agents accumulate and develop a comprehensive offering of travel-related reviews and resources.

•

TripAdvisor faces competition from travel service providers such as major hotel companies, airlines and rental car companies, many of which have their own websites to which they drive business. Major hotel companies may also attempt to improve their competitive position by offering lower room rates, better room availability or additional features or amenities through their reservation service than are available through services like TripAdvisor’s.

•

TripAdvisor also faces competition from wholesalers, tour operators, traditional offline travel agencies and operators of travel industry reservation databases such as Galileo, Travelport, Amadeus and Sabre.

•	In addition, TripAdvisor competes with newspapers, magazines and other traditional media companies that provide offline and online advertising opportunities.
•

In its vacation rental business, TripAdvisor faces competition from several companies, including HomeAway (a subsidiary of Expedia) and Airbnb, Inc., some of whom have a larger inventory of rooms available.

•

In its restaurant reservation and attractions business, TripAdvisor faces competition from certain companies like OpenTable (a subsidiary of Priceline), SeatMe (which is owned by Yelp) and Table8 (which was recently launched by Amazon) as well as other regional players operating in various parts of the world.

Many of TripAdvisor’s competitors have significantly greater financial, technical, marketing and other resources compared to it and have expertise in developing online commerce and facilitating Internet traffic as well as large client bases. TripAdvisor expects to face additional competition as other established and emerging companies enter the travel advertising market.

Certain of the companies it does business with, including some of its click-based advertising partners, are also its competitors. The consolidation of TripAdvisor’s competitors and partners, including Expedia (through its ownership of Trivago, Orbitz, Travelocity and HomeAway) and Priceline (through its ownership of Kayak and OpenTable), may affect its relative competitiveness and its partner relationships. Competition and consolidation could result in higher traffic acquisition costs, reduced margins on TripAdvisor’s advertising services, loss of market share, reduced customer traffic to its websites and reduced advertising by travel companies on its websites. For example, Google has taken steps to appeal more directly to travel customers, which could lead to diversion of customer traffic to their own websites or those of a favored partner, or undermine TripAdvisor’s ability to obtain prominent placement in paid or unpaid search results at a reasonable cost, or at all. Competition in TripAdvisor’s industry may result in pricing pressure, loss of market share or decreased member engagement, any of which could adversely affect TripAdvisor’s business and financial performance.

TripAdvisor is regularly subject to claims, suits, government investigations, and other proceedings that may result in adverse outcomes.

TripAdvisor is regularly subject to claims, suits, government investigations and other proceedings involving competition, intellectual property, privacy and data protection, consumer protection, tax, labor and employment, commercial disputes, content generated by its users, free speech issues, goods and services offered by advertisers or publishers using its platforms, and other matters. In addition, TripAdvisor’s businesses face intellectual property litigation, that exposes it to the risk of exclusion and cease and desist orders, which could limit its ability to sell products and services.

Such claims, suits, and government investigations are inherently uncertain and their results cannot be predicted with certainty. Regardless of the outcome, any of these types of legal proceedings can have an adverse impact on TripAdvisor because of legal costs, diversion of management resources, injunctions or damage awards and other factors. Determining reserves for TripAdvisor’s pending litigation is a complex, fact-intensive process that requires significant judgment. It is possible that a resolution of one or more such proceedings could result in substantial fines and penalties that could adversely affect TripAdvisor’s business, consolidated financial position, results of operations, or cash flows in a particular period. These proceedings could also result in reputational harm, criminal sanctions, consent decrees, or orders preventing TripAdvisor from offering certain features, functionalities, products, or services, requiring a change in TripAdvisor’s business practices or other field action, or requiring development of non-infringing or otherwise altered products or technologies. Any of these consequences could adversely affect its business and results of operations.

TripAdvisor is dependent upon the quality of traffic in its network to provide value to online advertisers, and any failure in its quality control could have a material adverse effect on the value of its websites to its advertisers and adversely affect its revenue.

TripAdvisor uses technology and processes to monitor the quality of and to identify metrics associated with, the Internet traffic that it delivers to online advertisers. These metrics are used not only to identify the value of advertising on TripAdvisor’s website, but also to identify low quality clicks such as non-human processes, including robots, spiders or other software; the mechanical automation of clicking; and other types of invalid clicks or click fraud. Even with such monitoring in place, there is a risk that a certain amount of low-quality traffic, or traffic that online advertisers deem to be invalid, will be delivered to such online advertisers. As a result, TripAdvisor may be required to credit amounts owed to it by its advertisers. Furthermore, low-quality or invalid traffic may be detrimental to TripAdvisor’s relationships with advertisers, and could adversely affect its advertising pricing and revenue.

TripAdvisor relies on assumptions and estimates and data to calculate certain of its key metrics, and real or perceived inaccuracies in such metrics may harm TripAdvisor’s reputation and negatively affect its business.

TripAdvisor believes certain metrics are key to TripAdvisor’s business, including unique visitors, hotel shoppers, revenue per hotel shopper, downloads of its mobile apps, and number of reviews and opinions.  As the industry in which it operates continues to evolve and as its business continues to evolve, so too might the metrics by which TripAdvisor evaluates its business. While these numbers are based on what TripAdvisor believes to be reasonable estimates, its internal tools have a number of limitations and its methodologies for tracking these metrics may change over time.  For example, a single person may have multiple accounts or browse the internet on multiple browsers or devices, some users may restrict TripAdvisor’s ability to accurately identify them across visits, some mobile applications automatically contact its servers for regular updates with no user action, and it is not always able to capture user information on all of its platforms. As such, the calculations of its unique visitors may not accurately reflect the number of people actually visiting its platforms.  Also if the internal tools TripAdvisor uses to track these metrics under-count or over-count performance or contain algorithm or other technical errors, the data TripAdvisor reports may not be accurate. In addition, historically, certain metrics were calculated by independent third parties. Accordingly undue reliance should not be placed on these numbers.  More recently, TripAdvisor started to calculate metrics, primarily using internal tools, which are not independently verified by a third party. TripAdvisor continues to improve upon its tools and methodologies to capture data and believes that its current metrics are more accurate; however, the improvement of its tools and methodologies could cause inconsistency between current data and previously reported data, which could confuse investors or lead to questions about the integrity of its data.

Our subsidiaries rely on information technology to operate their business and remain competitive, and any failure to adapt to technological developments or industry trends could harm our subsidiaries.

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

TripAdvisor operates in a culture that encourages rapid development and release of new and improved products, which may at times result in unintended consequences or decisions that are poorly received by users or advertisers. TripAdvisor’s culture also prioritizes user engagement, or website “stickiness,” over short-term financial results. TripAdvisor has taken actions in the past and may continue to make product decisions going forward that have the effect of reducing its short-term revenue or profitability if it believes that the decisions benefit the aggregate user experience and/or conversion rates and CPC pricing, thereby ultimately improving its financial performance over the long-term. The short-term reductions in revenue or profitability could be more severe than TripAdvisor anticipates or these decisions may not produce the long-term benefits that TripAdvisor expects, in which case its user growth and engagement, its relationships with users and advertisers, and its business and results of operations could be harmed.

The online vacation rental market is rapidly evolving and if TripAdvisor fails to predict the manner in which the market develops, its business and prospects may suffer.

TripAdvisor offers vacation rental services on its TripAdvisor-branded sites as well as through its U.S.-based FlipKey and Vacation Home Rentals and European-based Holiday Lettings and Niumba businesses. The online vacation rental market is rapidly evolving in many respects, including acceptance of the business model by travelers, property owners and property managers; from a business and marketing perspective as well as the regulatory environment. TripAdvisor operates in various disparate jurisdictions and markets and has limited insight into trends that may develop in those markets and may affect its business. Since TripAdvisor began offering such services, there have been and continue to be significant business, marketing and regulatory developments. Operating in new and untested jurisdictions requires significant management attention and financial resources. TripAdvisor cannot assure that its expansion efforts will be successful, and the investment and additional resources required to establish operations and manage growth may not produce the desired levels of revenue or profitability.

If TripAdvisor fails to attract and maintain a critical mass of vacation rental listings and travelers, its vacation rental marketplaces will become less valuable and this may have a negative impact on its business.

In TripAdvisor’s vacation rental business, revenue is generated when owners and/or travelers pay TripAdvisor a fee upon booking a transaction, owners or managers pay TripAdvisor fees to list and market vacation rental properties to users who visit the websites comprising its marketplace, and property managers pay TripAdvisor fees for email and telephone leads from potential travelers or fees upon booking a reservation. As a result, TripAdvisor’s success in this area primarily depends on its ability to attract owners, managers, travelers and advertisers to its marketplace. If property owners and managers do not perceive the benefits of marketing their properties through TripAdvisor’s websites, or elect to list them with a competitor instead of listing with TripAdvisor, its volume of new listings and listing renewals may suffer. As a result, TripAdvisor may be unable to offer a sufficient supply and variety of vacation properties to attract travelers to its websites. Larger competitors already exist in the vacation rental space, with significantly more users, listed properties, and financial resources.

TripAdvisor may be subject to claims that it violated intellectual property rights of others and these claims can be extremely costly to defend and could require TripAdvisor to pay significant damages and limit its ability to operate.

Companies in the Internet and technology industries, and other patent and trademark holders seeking to profit from royalties in connection with grants of licenses, own large numbers of patents, copyrights, trademarks and trade secrets and frequently enter into litigation based on allegations of infringement or other violations of those intellectual property rights. TripAdvisor has received in the past, and may in the future receive, notices that claim it has misappropriated or misused other parties’ intellectual property rights. Any intellectual property claim against TripAdvisor, regardless of merit, could be time consuming and expensive to settle or litigate and could divert management’s attention and other resources. These claims also could subject TripAdvisor to significant liability for damages and could result in it having to stop using technology or content found to be in violation of another party’s rights. TripAdvisor might be required or may opt to seek a license for rights to intellectual property held by others, which may not be available on commercially reasonable terms, or at all. Even if a license is available, it could be required to pay significant royalties, which would increase its operating expenses. TripAdvisor may also be required to develop alternative non-infringing technology, or content, which could require significant effort and expense and make it less competitive in the relevant market. Any of these results could harm its business and financial performance.

Each of our company and TripAdvisor may have future capital needs and may not be able to obtain additional financing on acceptable terms.

In connection with the Trip Spin-Off, we have outstanding borrowings of $421 million at December 31, 2015, including PIK interest, under two margin loan agreements (the “Margin Loan Agreements”) entered into by our bankruptcy remote wholly-owned subsidiary (“TripSPV”). Borrowings under the Margin Loan Agreements are guaranteed solely by our company and secured by our ownership interest in TripAdvisor. All of our equity interests in TripAdvisor will be held through TripSPV. Because our primary asset consists of our equity interests in TripAdvisor and the Margin Loan Agreements prohibit, with limited exceptions, the incurrence of additional indebtedness by TripSPV, our company is very limited in its ability to incur additional financing (other than a contingent line of credit provided to our company by Liberty, pursuant to which our company is able to borrow up to $200 million under limited circumstances (the “Liberty Line of Credit”), and our cash reserves and limited operating cash flow may be insufficient to satisfy our financial obligations. In addition, the Margin Loan Agreements provide that, among other triggering events, if at any time the closing price per share of TripAdvisor common stock falls below certain minimum values, a partial repayment of the Margin Loans will be due and payable with respect to each such circumstance, together with accrued and unpaid interest and, during approximately the first two years of the term of the Margin Loan Agreements, a prepayment premium. If the company or TripSPV is unable to pay such amounts, the lenders may foreclose on the pledged stock of TripAdvisor that TripSPV holds and any other collateral that then secures TripSPV’s obligations under the Margin Loan Agreements, which would materially adversely affect our asset composition and financial condition as well as our access to capital on a going forward basis.

TripAdvisor has $200 million outstanding under a revolving facility at December 31, 2015. This arrangement includes restrictive covenants that may impact the way TripAdvisor manages its business and may limit TripAdvisor’s ability to secure significant additional financing in the future on favorable terms, and its cash reserves and operating cash flow may be insufficient to satisfy its financial obligations under indebtedness outstanding from time to time. The ability of TripAdvisor to secure additional financing and satisfy its financial obligations under indebtedness outstanding from time to time will depend upon its future operating performance.

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

As discussed above, in connection with the Trip Spin-Off, we entered into the Margin Loan Agreements as the guarantor with TripSPV as the borrower, pursuant to which TripSPV has outstanding $421 million at December 31, 2015, including PIK interest. TripAdvisor currently has approximately $200 million outstanding in long-term debt. As a result of this significant indebtedness, each company may:

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

In addition, it is possible that each company may need to incur additional indebtedness in the future in the ordinary course of business. However, there is no assurance that additional financing will be available to TripAdvisor on terms favorable to it, if at all. The terms of TripAdvisor’s outstanding indebtedness permit it to incur additional debt subject to certain limitations. If new debt is added to the current debt levels, the risks described above could intensify. In addition, TripSPV is prohibited from incurring additional indebtedness under the Margin Loan Agreements, and we expect our company to have limited capacity to incur indebtedness outside of TripSPV (other than with respect to the Liberty Line of Credit, which is only available under limited circumstances).

Although TripAdvisor has substantial cash flow from operations with which it may service its debt obligations, we have limited sources of cash and liquidity. Our cash balance is expected to enable us to fund our parent level operating expenses and debt service obligations for the next five years; however, we cannot assure you that we will not experience unexpected expenses or that we will have sufficient liquidity to fund our operations and service our direct debt obligations during those five years or thereafter. For additional information about our company’s ability to potentially service our direct debt obligations, see “We are a holding company, and we could be unable in the future to obtain cash in amounts sufficient to service our financial obligations or meet our other commitments.” and “We do not have access to the cash that TripAdvisor generates from its operating activities.” above. A description of TripAdvisor’s debt service obligations can be found in note 7 to the accompanying consolidated financial statements.

TripAdvisor faces increased risks as the level of its debt increases.

On June 26, 2015, TripAdvisor entered into a new credit agreement with respect to a $1 billion five-year revolving credit facility.  These arrangements include restrictive covenants that may impact the way TripAdvisor manages its business and may limit its ability to secure significant additional financing in the future on favorable terms. TripAdvisor’s ability to secure additional financing and satisfy its financial obligations under indebtedness outstanding from time to time will depend upon its future operating performance, which is subject to then prevailing general economic and credit market conditions, including interest rate levels and the availability of credit generally, and financial, business and other factors, many of which are beyond its control. In light of periodic uncertainty in the capital and credit markets, there can be no assurance that sufficient financing will be available on desirable or even any terms to fund investments, acquisitions, stock repurchases, dividends, debt refinancing or extraordinary actions or that counterparties in any such financings would honor their contractual commitments.

The agreements that govern TripAdvisor’s revolving credit facility contain various covenants that limit its discretion in the operation of its businesses and require it to meet financial maintenance tests and other covenants. The failure to comply with such tests and covenants could have a material adverse effect on TripAdvisor. In addition, the Margin Loan Agreements contain various covenants that will restrict the activities of TripSPV.

TripAdvisor is party to a credit agreement providing for the revolving credit facility. The agreements that govern the revolving credit facility contain various covenants, including those that limit TripAdvisor’s ability to, among other things:

•	Incur indebtedness;
•	Pay dividends on, redeem or repurchase its capital stock;
•	Enter into certain asset sale transactions, including partial or full spin-off transactions;
•	Enter into secured financing arrangements;
•	Enter into sale and leaseback transactions; and
•	Enter into unrelated businesses.

These covenants may limit TripAdvisor’s ability to optimally operate its business. In addition, TripAdvisor’s revolving credit facility requires that it meets certain financial tests, including a leverage ratio test.

As discussed above, in connection with the Trip Spin-Off, we entered into the Margin Loan Agreements as the guarantor with TripSPV as the borrower, pursuant to which we borrowed $421 million, including PIK interest. The Margin Loan Agreements contain various covenants, including those that limit our ability to, among other things:

•	Incur indebtedness by TripSPV;
•	Enter into financing arrangements with respect to the stock of TripAdvisor; and
•	Cause TripSPV to enter into unrelated businesses or otherwise conduct business other than owning common stock or other shares of TripAdvisor.

In addition, as discussed above, the Margin Loan Agreements provide that, among other triggering events, if at any time the closing price per share of TripAdvisor common stock falls below certain minimum values, a partial repayment of the Margin Loans to certain specified amounts will be due and payable with respect to each such circumstance, together with accrued and unpaid interest and, during approximately the first two years of the term of the Margin Loan Agreements, a prepayment premium, and if the company or TripSPV is unable to pay such amounts, the lenders may foreclose on the pledged stock of TripAdvisor that TripSPV holds and any other collateral that then secures TripSPV’s obligations under the Margin Loan Agreements, which would materially adversely affect our asset composition and financial condition.

Any failure to comply with the restrictions of TripAdvisor’s credit facility or the Margin Loan Agreements may result in an event of default under the agreements governing such facilities. Such default may allow the applicable creditors to accelerate the debt incurred thereunder. In addition, lenders may be able to terminate any commitments they had made to supply TripAdvisor with further funds (including periodic rollovers of existing borrowings). For additional information regarding the potential impact of the restrictions in these debt arrangements, see “Each of our company and TripAdvisor may have future capital needs and may not be able to obtain additional financing on acceptable terms.”

In connection with TripAdvisor’s spin-off from Expedia (the “Spin-Off”), TripAdvisor could be subject to significant tax liabilities.

Under the tax sharing agreement between TripAdvisor and Expedia entered into in connection with the Spin-Off, TripAdvisor is generally required to indemnify Expedia for any taxes resulting from the spin-off (and any related interest, penalties, legal and professional fees, and all costs and damages associated with related stockholder litigation or controversies) to the extent such amounts resulted from (i) any act or failure to act by TripAdvisor described in the covenants in the tax sharing agreement, (ii) any acquisition of TripAdvisor’s equity securities or assets or those of a member of its group, or (iii) any failure of the representations with respect to TripAdvisor or any member of its group to be true or any breach by TripAdvisor or any member of its group of any covenant, in each case, which is contained in the separation documents or in the documents relating to the IRS private letter ruling and/or the opinion of counsel.

TripAdvisor continues to be responsible for potential tax liabilities in connection with consolidated income tax returns filed with Expedia prior to or in connection with the Spin-Off. TripAdvisor is currently under an IRS audit for the 2009 and 2010 tax years, and have various ongoing state income tax audits.  These audits include questioning of the timing and the amount of income and deductions and the allocation of income among various tax jurisdictions.  The outcome of these matters or any other audits could subject TripAdvisor  to significant tax liabilities.

TripAdvisor’s international operations involve additional risks and its exposure to these risks increases as its business continues to expand globally.

TripAdvisor operates in a number of jurisdictions outside of the United States and continues to expand its international operations. Many of these regions have different economic conditions, languages, currencies, consumer expectations, levels of consumer acceptance and use of the Internet for commerce, legislation, regulatory environments (including labor laws and customs), tax laws and levels of political stability. TripAdvisor is subject to associated risks typical of international businesses, including but not limited to, the following:

•	Political instability;
•	Threatened or actual acts of terrorism;
•

Ability to comply with additional laws applicable to companies operating internationally as well as local laws and regulations, including the Foreign Corrupt Practices Act and U.K. Bribery Act, data privacy requirements, labor laws and anti-competition regulations;

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

TripAdvisor has a business operating in China, which creates particular risks and uncertainties relating to the laws in China.   The laws and regulations of China restrict foreign investment in areas including air-ticketing and travel agency services, Internet content provision, mobile communication and related businesses. Although TripAdvisor has established effective control of its Chinese business through a series of agreements, future developments in the interpretation or enforcement of Chinese laws and regulations or a dispute relating to these agreements could restrict TripAdvisor’s ability to operate or restructure this business or to engage in strategic transactions.  The success of this business, and of any future investments in China, is subject to risks and uncertainties regarding the application, development and interpretation of China’s laws and regulations.

Furthermore, TripAdvisor is also accumulating a greater portion of its cash flows in foreign jurisdictions than previously, which it considers indefinitely reinvested. The repatriation of such funds for use in the United States, including for corporate purposes such as acquisitions, stock repurchases, dividends or debt refinancings, may result in additional U.S. income tax expense and higher cost for such capital.

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

Our subsidiaries’ business and financial performance could be adversely affected by unfavorable changes in or interpretations of existing laws, rules and regulations or the promulgation of new laws, rules and regulations applicable to us, our business and our subsidiaries, including those relating to the Internet and online commerce, Internet advertising, consumer protection, data security and privacy. Unfavorable changes could decrease demand for products and services, limit marketing methods and capabilities, increase costs and/or subject us and/or our subsidiaries to additional liabilities.

For example, there is, and will likely continue to be, an increasing number of laws and regulations pertaining to the Internet and online commerce that may relate to liability for information retrieved from or transmitted over the Internet, online editorial and user-generated content, user privacy, data security, behavioral targeting and online advertising, taxation, liability for third-party activities and the quality of products and services. Our subsidiaries’ current business partner arrangements with third parties, including Facebook, could be negatively impacted to the extent that more restrictive privacy laws or regulations are enacted, particularly in the United States or European Union. In addition, enforcement authorities in the United States continue to rely on their authority under existing consumer protection laws to take action against companies relating to data privacy and security practices. The growth and development of online commerce may prompt calls for more stringent consumer protection laws and more aggressive enforcement efforts, which may impose additional burdens on online businesses generally.

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

TripAdvisor’s effective tax rate is impacted by a number of factors that could have a material impact on its financial results and could increase the volatility of those results.

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

TripAdvisor’s websites rely on content, brands and technology, much of which is proprietary. TripAdvisor protects its proprietary content, brands and technology by relying on a combination of trademarks, copyrights, trade secrets, patents and confidentiality agreements. In connection with its license agreements with third parties, TripAdvisor seeks to control access to, and the use and distribution of, proprietary technology, content and brands. Even with these precautions, it may be possible for another party to copy or otherwise obtain and use TripAdvisor’s proprietary technology, content or brands without authorization or to develop similar technology, content or brands independently. Effective intellectual property protection may not be available in every jurisdiction in which its services are made available, and policing unauthorized use of its intellectual property is difficult and expensive. Therefore, in certain jurisdictions, TripAdvisor may be unable to protect its intellectual property adequately against unauthorized third-party copying or use, which could adversely affect its business or ability to compete. TripAdvisor cannot be sure that the steps it has taken will prevent misappropriation or infringement of its intellectual property. Any misappropriation or violation of TripAdvisor’s rights could have a material adverse effect on its business. Furthermore, TripAdvisor may need to go to court or other tribunals or administrative bodies in order to enforce its intellectual property rights, to protect its trade secrets or to determine the validity and scope of the proprietary rights of others. These proceedings might result in substantial costs and diversion of resources and management attention. TripAdvisor’s failure to protect its intellectual property in a cost-effective or effective manner could have a material adverse effect on its business and ability to protect its technology, content and brands.

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

TripAdvisor is subject to fluctuation in foreign currency exchange risk.

TripAdvisor conducts a significant and growing portion of its business outside the United States, but reports its results in U.S. dollars. As a result, TripAdvisor faces exposure to movements in currency exchange rates, particularly those related to the Euro, British pound sterling, Singapore dollar, Australian dollar and Chinese renminbi. These exposures include, but are not limited to re-measurement of gains and losses from changes in the value of foreign denominated assets and liabilities; translation gains and losses on foreign subsidiary financial results that are translated into U.S. dollars upon consolidation; and planning risk related to changes in exchange rates between the time TripAdvisor prepares its annual and quarterly forecasts and when actual results occur.

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

Significant fluctuations in currency exchange rates can affect consumer travel behavior. Volatility in foreign exchange rates and its impact on consumer behavior, which may differ across regions, makes it more difficult to forecast industry and consumer trends and the timing and degree of their impact on TripAdvisor’s markets and business, which in turn could adversely affect its ability to effectively manage its business and adversely affect its results of operations.

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

Our subsidiaries do not have a completely formalized or comprehensive disaster recovery plan in every geographic region in which they conduct business and their backup systems and disaster recovery, business continuity or contingency plans for certain critical aspects of their operations or business processes may not be sufficient. Many other systems are not fully redundant and their disaster recovery or business continuity planning may not be sufficient. Fire, flood, power loss, telecommunications failure, break-ins, earthquakes, acts of war or terrorism, acts of God, computer viruses, electronic intrusion attempts from both external and internal sources and similar events or disruptions may damage or impact or interrupt computer or communications systems or business processes at any time. Although our subsidiaries have put measures in place to protect certain portions of their facilities and assets, any of these events could cause system interruption, delays and loss of critical data, and could prevent them from providing content and services to users, travelers and/or third parties for a significant period of time. If TripAdvisor experiences frequent or persistent system failures, its reputation and brand could be permanently and significantly harmed.  In addition, remediation may be costly and our subsidiaries may not have adequate insurance to cover such costs. Moreover, the costs of enhancing infrastructure to attain improved stability and redundancy may be time consuming and expensive and may require resources and expertise that are difficult to obtain.

Our subsidiaries’ processing, storage and use of personal information and other data exposes them to risks of external and internal security breaches and could give rise to liabilities.

There are numerous laws regarding privacy and the storing, sharing, use, processing, disclosure and protection of personal information and other consumer data, the scope of which is changing, subject to differing interpretations, and may be inconsistent between countries or conflict with other rules. In addition, the security of data when engaging in electronic commerce is essential to maintaining consumer and travel service provider confidences in their services.  Our subsidiaries strive to comply with all applicable laws, policies, legal obligations and industry codes of conduct relating to privacy and data protection. Any failure or perceived failure by our subsidiaries to comply with their privacy policies, privacy-related obligations to users or other third parties, or privacy-related legal obligations, or any compromise of security that results in the unauthorized release or transfer of personally identifiable information or other user data, may result in governmental enforcement actions, litigation or public statements that could harm their reputation and cause their customers and members to lose trust in them, which could have an adverse effect on their businesses, brand, market share and results of operations.

The regulatory framework for privacy issues worldwide is currently in flux and is likely to remain so for the foreseeable future. Compliance with these laws and regulations, or changes in these laws and regulations, may be onerous and expensive and may be inconsistent from jurisdiction to jurisdiction, further increasing the cost of compliance. Practices regarding the collection, use, storage, transmission and security of personal information by companies operating over the Internet have recently come under increased public scrutiny. The U.S. Congress and federal agencies, including the Federal Trade Commission and the Department of Commerce, are reviewing the need for greater regulation for the collection and use of information concerning consumer behavior on the Internet. Various U.S. courts are also considering the applicability of existing federal and state statutes, including computer trespass and wiretapping laws, to the collection and exchange of information online. In addition, the European Court of Justice in October 2015 invalidated the U.S.-EU Safe Harbor Framework, which facilitated personal data transfers to the U.S. in compliance with applicable European data protection laws. The business of companies that relied on the U.S.-EU Safe Harbor Framework may be impacted by its invalidation.  Although U.S. and EU authorities announced on February 2, 2016 that they had reached agreement on a new data transfer framework, such framework must be implemented and may be subject to challenge.  Thus, there is regulatory uncertainty surrounding how data transfers from the European Union to the U.S. will be authorized in the future. Further, the European Parliament and the Council of the European Union are expected to adopt new data laws early this year that give consumers additional rights and impose additional restrictions and penalties on companies for illegal collection and misuse of personal information, with the laws expected to become effective on a future date following adoption.

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

Our subsidiaries also face risks associated with security breaches affecting third parties conducting business over the Internet. For example, much of TripAdvisor’s business is conducted with third party marketing affiliates, or, more recently, through business partners powering TripAdvisor’s instant booking feature. In addition, our subsidiaries frequently use third parties to process credit card payments. A security breach at such third party could be perceived by consumers as a security breach of our subsidiaries’ systems and could result in negative publicity, damage our subsidiaries’ reputation, expose them to risk of loss or litigation and possible liability and subject them to regulatory penalties and sanctions. In addition, such third parties may not comply with applicable disclosure requirements, which could expose our subsidiaries to liability.

Investment in new business strategies and acquisitions could disrupt TripAdvisor’s ongoing business and present new challenges and risks.

TripAdvisor has invested, and in the future may invest, in new business strategies or acquisitions. Such endeavors may involve significant risks and uncertainties, including distraction of management from current operations, greater than expected liabilities and expenses, inadequate return of capital, and issues not discovered in its investigations and evaluations of those strategies and acquisitions. TripAdvisor may decide to make minority investments, including through joint ventures, in which it has limited or no management or operational control. The controlling person in such case may have business interests, strategies or goals that are inconsistent with TripAdvisor’s, and decisions of the company or venture in which TripAdvisor invested may result in harm to its reputation or adversely affect the value of its investment. Further, TripAdvisor may issue shares of its common stock in these transactions, and as a result our company may experience significant dilution.

If the businesses TripAdvisor has acquired or invested in do not perform as expected or TripAdvisor is unable to effectively integrate acquired businesses, its operating results and prospects could be harmed.

TripAdvisor has acquired a number of businesses in the past, and its future growth may depend, in part, on future acquisitions, any of which could be material to its financial condition and results of operations. There are certain financial and operational risks related to acquisitions that may have a material impact on TripAdvisor’s business including, but not limited to, the following:

•	Expected and unexpected costs incurred in identifying and pursuing acquisitions, and performing due diligence on potential acquisition targets that may or may not be successful;
•

Use of cash resources and incurrence of debt and contingent liabilities in funding acquisitions that may limit other potential uses of its cash, including stock repurchases, dividend payments and retirement of outstanding indebtedness;

•	Amortization expenses related to acquired intangible assets and other adverse accounting consequences;
•	Diversion of management’s attention or other resources from its existing business;
•	Difficulties and expenses in integrating the operations, products, technology, privacy protection systems, information systems or personnel of the acquired company;
•	The assumption of known and unknown debt and liabilities of the acquired company, including costs associated with litigation and other claims relating to the acquired company;
•	Failure of any acquired company to achieve anticipated revenue, earnings or cash flows or to retain key management or employees;
•	Failure to generate adequate returns on acquisitions and investments;

•	Entrance into markets in which TripAdvisor has no direct prior experience and increased complexity in its business;
•	Impairment of goodwill or other intangible assets such as trademarks or other intellectual property arising from acquisitions; and
•	Adverse market reaction to acquisitions.

Moreover, TripAdvisor relies heavily on the representations and warranties provided to it by the sellers of acquired companies, including as they relate to ownership and rights in intellectual property and compliance with laws and contractual requirements. TripAdvisor’s failure to address these risks or other problems encountered in connection with past or future acquisitions and investments could cause it to fail to realize the anticipated benefits of such acquisitions or investments, to incur unanticipated liabilities and to harm its business generally.

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

For the period ended December 31, 2015, the average daily trading volume of TripAdvisor’s common stock on Nasdaq was approximately 2.0 million shares. If its stockholders were to sell substantial amounts of TripAdvisor’s common stock in the public market, the market price of its common stock and hence our common stock could decrease significantly. The perception in the public market that TripAdvisor’s existing stockholders or our stockholders might sell shares of common stock could also depress the trading price of our common stock. For example, sales of or hedging transactions, such as collars, in our shares by any of our directors or executive officers could cause a perception in the marketplace that our stock price (and hence TripAdvisor’s stock price) has peaked or that adverse events or trends have occurred or may be occurring at our company or TripAdvisor. This perception could result notwithstanding any personal financial motivation for these insider transactions. In addition, we have the right to require TripAdvisor to file registration statements covering TripAdvisor shares we own or to include TripAdvisor shares in registration statements that it may file for itself or other stockholders. A decline in the price of shares of TripAdvisor’s common stock or our common stock might impede its or our ability to raise capital through the issuance of additional equity securities.

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

The fair value of our investment in TripAdvisor, on an as-converted basis, was approximately $2.6 billion as of December 31, 2015, which, prior to the Trip Spin-Off, represented a large portion of the total market value of Liberty’s Liberty Ventures tracking stock, as a whole, and, following the Trip Spin-Off, represents an even larger portion of our total market value. The Liberty Ventures tracking stock historically traded at times somewhat in tandem with TripAdvisor’s common stock. As a result of the Trip Spin-Off, our stock price may move in tandem with the TripAdvisor stock price to a greater degree than the Liberty Ventures common stock did prior to the Trip Spin-Off, with the result that our stock price may be disproportionately affected by the results of operations of TripAdvisor and developments in its business.

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

•	authorizing the issuance of “blank check” preferred stock, which could be issued by our board of directors to increase the number of outstanding shares and thwart a takeover attempt;
•	classifying our board of directors with staggered three-year terms, which may lengthen the time required to gain control of our board of directors;
•	limiting who may call special meetings of stockholders;
•	prohibiting stockholder action by written consent, thereby requiring all stockholder actions to be taken at a meeting of the stockholders;
•	establishing advance notice requirements for nominations of candidates for election to our board of directors or for proposing matters that can be acted upon by stockholders at stockholder meetings;
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

In addition, Gregory B. Maffei, our Chairman, President and Chief Executive Officer, beneficially owns shares representing the power to direct approximately 27% of the aggregate voting power in our company, due to his beneficial ownership of approximately 95% of the outstanding shares of our Series B common stock as of January 31, 2016.

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

TripAdvisor did not legally own any real estate as of December 31, 2015. TripAdvisor currently leases approximately 280,000 square feet for its corporate headquarters in Needham, Massachusetts, which expires in December 2030. TripAdvisor also leases an aggregate of approximately 410,000 square feet at approximately 40 other locations across North America, Europe and Asia Pacific, primarily for its sales offices, subsidiary headquarters and international management teams, pursuant to lease agreements with expiration dates through June 2027.

BuySeasons has its corporate headquarters and maintains warehouse operations in New Berlin, Wisconsin. BuySeasons leases its approximately 470,000 square foot facility for its headquarters and warehouse operations pursuant to a non-cancelable operating lease agreement which expires in July 2026.

Item 3.  Legal Proceedings

In the ordinary course of its business, our subsidiary TripAdvisor and its subsidiaries are party to legal proceedings and claims arising out of their operations. These matters may relate to claims involving alleged infringement of third-party intellectual property rights, defamation, taxes, regulatory compliance and other claims. There are no other material pending legal proceedings or claims to which we or our subsidiaries are party or of which any of our property is the subject. There may be claims or actions pending or threatened against us or our subsidiaries of which we are currently not aware and the ultimate disposition of which could have a material adverse effect on us.

Item 4.  Mine Safety Disclosures

Not applicable.

PART II

Item 5.  Market for Registrant's Common Equity and Related Stockholder Matters of Equity Securities.

Market Information

Our Series A and Series B common stock have been outstanding since August 27, 2014.   Each series of our common stock trades on the Nasdaq Global Select Market.  The following table sets forth the range of high and low sales prices of shares of our common stock for the years ended December 31, 2015 and 2014, for the periods they were outstanding.

	Liberty TripAdvisor Holdings, Inc.
	Series A		Series B
	High	Low	High	Low
2014
Third quarter (after August 27, 2014)	$38.39	32.46	42.00	35.44
Fourth quarter	$34.04	23.91	35.44	19.64
2015
First quarter	$34.04	23.46	36.92	23.96
Second quarter	$33.69	27.29	37.68	31.24
Third quarter	$35.10	22.09	35.17	23.99
Fourth quarter	$32.01	22.20	31.84	24.84

Holders

As of January 31, 2016, there were approximately 1,291 and 64 record holders of our Series A and Series B common stock, respectively.  The foregoing numbers of record holders do not include the number of stockholders whose shares are held nominally by banks, brokerage houses or other institutions, but include each such institution as one shareholder.

Dividends

We have not paid any cash dividends on our common stock, and we have no present intention of so doing.  Payment of cash dividends, if any, in the future will be determined by our board of directors in light of our earnings, financial condition and other relevant considerations.

Securities Authorized for Issuance Under Equity Compensation Plans

Information required by this item is incorporated by reference to our definitive proxy statement for our 2016 Annual Meeting of stockholders.

Purchases of Equity Securities by the Issuer

2,121 shares of Series A Liberty TripAdvisor Holdings, Inc. common stock were surrendered by certain of our officers and employees to pay withholding taxes and other deductions in connection with the vesting of their restricted stock during the three months ended December 31, 2015.

Item 6.    Selected Financial Data.

The following tables present selected historical information relating to our financial condition and results of operations for the past five years. Certain prior period amounts have been reclassified for comparability with current year presentation. The following data should be read in conjunction with our consolidated financial statements.

	December 31,
	2015	2014	2013	2012	2011
Summary Balance Sheet Data:	amounts in millions
Cash and cash equivalents	$644	509	354	369	1
Investments in available for sale securities and other cost investments	$37	31	188	99	—
Investment in affiliates(1)	$—	—	—	—	183
Intangible assets not subject to amortization	$5,492	5,510	5,292	5,267	46
Intangible assets subject to amortization, net	$625	841	908	1,158	2
Total assets	$7,285	7,366	7,087	7,205	350
Long-term debt	$620	662	298	343	1
Deferred income tax liabilities	$719	808	853	972	—
Total stockholders' equity	$808	897	1,208	1,279	329
Noncontrolling interest	$4,628	4,450	4,373	4,340	—

	Years ended December 31,
	2015	2014	2013	2012 (1)	2011
Summary Statement of Operations Data:	amounts in millions, except per share amounts
Revenue	$1,565	1,329	1,034	165	155
Operating income (loss)	$15	68	(17)	(54)	—
Interest Expense, including related party	$(28)	(13)	(12)	(1)	—
Share of earnings (losses) of affiliates	$—	—	—	38	1
Other, net	$17	(11)	1	1,121	—
Net earnings (loss) attributable to Liberty TripAdvisor Holdings, Inc. shareholders	$(40)	(22)	(7)	983	12
Basic net earnings (loss) attributable to Liberty TripAdvisor Holdings, Inc. stockholders per common share:
Series A and Series B common stock (2)	$(0.53)	(0.30)	(0.10)	13.35	0.16
Diluted earnings (loss) attributable to Liberty TripAdvisor Holdings, Inc. stockholders per common share:
Series A and Series B common stock (2)	$(0.53)	(0.30)	(0.10)	13.35	0.16

(1)

During May 2012, TripCo sold approximately 8.5 million shares of TripAdvisor for cash proceeds of $338 million. The sale resulted in a $288 million gain recorded in other, net, based on the average cost of those shares, in the statements of operations.  On December 11, 2012, we acquired approximately 4.8 million additional shares of common stock of TripAdvisor (an additional 4% equity ownership interest), for $300 million, along with the right to control the vote of the shares of TripAdvisor’s common stock and class B common stock we own. Following the transaction we owned approximately 22% of the equity and 57% of the total votes of all classes of TripAdvisor common stock. As we now control TripAdvisor, we applied the applicable purchase accounting guidance and recorded a gain on the transaction of $800 million on our ownership interest held prior to the transaction, recognized in the other, net line in the consolidated statements of operations.

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

Strategies and Challenges Related to TripAdvisor

TripAdvisor’s financial results are currently principally dependent on its ability to drive click-based advertising revenue. TripAdvisor is investing in areas of potential click-based advertising revenue growth, including enabling users to transact directly on its site, international expansion and innovations in the mobile user experience. TripAdvisor is also investing in display-based advertising, Business Listings, Attractions, Restaurants and Vacation Rentals. As the largest online travel website, TripAdvisor believes it is an attractive marketing channel for advertisers—including hotel chains, independent hoteliers, online travel agencies, destination marketing organizations, and other travel-related and non-travel related product and service providers—who seek to sell their products and services to its large user base. The key drivers of click-based and display-based advertising revenue are described below, as well as a summary of key growth areas and the current trends impacting the business.

Key Drivers of Click-Based Advertising Revenue

For the years ended December 31, 2015, 2014 and 2013, 64%, 70% and 74%, respectively, of TripAdvisor’s total revenue came from TripAdvisor’s cost-per-click, or CPC, based lead generation product. The key drivers of TripAdvisor’s click-based advertising revenue include the growth in monthly unique hotel shoppers and particularly revenue per hotel shopper.

Hotel shoppers:    TripAdvisor believes total traffic growth, or growth in monthly visits from unique visitors, is reflective of its overall brand growth. Additionally, TripAdvisor tracks and analyzes sub-segments of its traffic and their correlation to revenue generation and utilize data regarding hotel shoppers as a key indicator of revenue growth. TripAdvisor uses the term “hotel shoppers” to refer to visitors who view either a listing of hotels in a city or a specific hotel page. The number of hotel shoppers tends to vary based on seasonality of the travel industry and general economic conditions, as well as other factors outside of TripAdvisor’s control. Given these factors, as well as the trend towards increased usage on mobile devices (for which usage trends continue to evolve) and international growth, quarterly and annual hotel shopper growth is difficult to forecast.   Average monthly unique hotel shoppers on TripAdvisor sites increased 16% for the year ended December 31, 2015 over 2014 and increased 10% for the year ended December 31, 2014 over 2013, according to TripAdvisor’s internal log files. The increase in hotel shoppers for the year ended December 31, 2015 is primarily due to success in TripAdvisor’s online marketing strategy, a growing number of hotel shoppers visiting its websites on mobile devices, as well as favorable comparatives for search engine optimization (“SEO”) due to lower average monthly unique hotel shopper growth during the majority of the year ended December 31, 2014.  Increasing the number of hotel shoppers on TripAdvisor’s sites remains a top strategic priority.

Revenue per hotel shopper:  Revenue per hotel shopper is designed to measure how effectively TripAdvisor converts hotel shoppers into revenue on TripAdvisor-branded websites. Revenue per hotel shopper is made up of three factors—the number of monthly unique hotel shoppers on TripAdvisor-branded websites, the rate of conversion of a hotel shopper to a paid click or a booking in the case of its instant booking feature, and the price per click or commission per booking that TripAdvisor receives. Conversion of a hotel shopper to a paid click or booking on a TripAdvisor site is driven primarily by three factors: merchandising, commerce coverage and choice. TripAdvisor defines merchandising as the number and location of ads that are available on a page; TripAdvisor defines commerce coverage as whether it has a partner who can take an online booking for a particular property; and TripAdvisor defines choice as the number of partners available for any given property.  Hotel shoppers visiting via mobile generally monetize at a significantly lower rate than hotel shoppers visiting via desktop and tablet. Cost per click is the effective price that partners are willing to pay for a hotel shopper lead, and is determined through a competitive bidding process.  CPCs are generally lower in international markets as well as on mobile.  Revenue per hotel shopper decreased 6% for the year ended December 31, 2015 in comparison to 2014, and increased 15% for the year ended December 31, 2014 in comparison to 2013, according to TripAdvisor’s internal log files. The decrease in revenue per hotel shopper for the year ended December 31, 2015 over 2014, is primarily due to pricing pressure experienced during 2015, particularly in the second half of the year; which includes the impact from (i) product changes, such as TripAdvisor’s decision to accelerate the rollout of its instant booking feature to its US and UK markets on all devices in the third quarter of 2015, (ii) the prolonged weakness of the Euro, which has decreased its CPCs, and (iii) a growing number of hotel shoppers visiting its websites on mobile devices. Revenue per hotel shopper increased 15% for the year ended December 31, 2014 over 2013, largely due to TripAdvisor’s implementation of hotel metasearch completed in June 2013, which resulted in higher CPC pricing paid by its partners, due to higher quality clicks being delivered, offset by relatively lower rates of hotel shopper conversion.

Key Drivers of Display-Based Advertising Revenue

For the years ended December 31, 2015, 2014 and 2013,  approximately 11%, 11% and 13%, respectively, of TripAdvisor’s total revenue came from its display-based advertising product. The key drivers of TripAdvisor’s display-based advertising revenue include the growth in number of impressions, or the number of times an ad is displayed on TripAdvisor’s site, and the revenue received for such impressions measured in cost per thousand impressions, or CPM (or pricing). According to TripAdvisor’s internal log files, the number of impressions sold increased 14% and 19% for the years ended December 31, 2015 and 2014, respectively, primarily due to increased sales productivity, as well as increased sellable inventory due to traffic growth, and introduction of new products and features, while pricing decreased 1% for both years.

Key Growth Areas

TripAdvisor continues to invest in areas of potential growth, including TripAdvisor’s content and community, product innovation and international expansion.

Content & Community.  TripAdvisor is a website on which travelers can research content and share their travel experiences with the rest of the world. Establishing and nurturing a sense of community among users and brand loyalty is a key priority and a competitive advantage for TripAdvisor. As a result, TripAdvisor continues to look for ways to make it easier for users to plan, compare and book their perfect trip on TripAdvisor as well as to share their experiences.

Mobile.    Innovating and improving TripAdvisor’s mobile products is a key priority. As of December 31, 2015, TripAdvisor reached 290 million downloads of its mobile app and average monthly unique visitors via smartphone and tablet devices grew 32% year-over-year, according to TripAdvisor’s internal log files. TripAdvisor anticipates that the rate of growth in mobile visitors will continue to exceed the growth rate of its overall unique monthly visitors, and that an increasing proportion of users will use mobile devices to access the full range of services available on its sites. TripAdvisor is investing significant resources to improve the features, functionality and commercialization of its mobile websites and applications.

Direct Hotel Bookings on TripAdvisor’s Websites. TripAdvisor believes that allowing users to book directly online without leaving its websites will result in a better user experience as well as, ultimately, additional revenue.  Instant booking is a feature that enables users to book a hotel reservation directly with a hotel or OTA partner while remaining on the TripAdvisor website. TripAdvisor has been gradually rolling this feature out in the U.S. since June 2014, and in 2015, accelerated the rollout of instant booking for hotels across its U.S. and U.K. platforms to all users on all devices. TripAdvisor also plans to continue rolling out this feature to additional international markets in 2016. TripAdvisor’s business success depends in large part on its ability to maintain and expand relationships with its partners in the travel industry.  These partners power the instant booking feature on TripAdvisor’s website and it believes that these partners will also benefit from this feature, through increased reservations and more direct relationships with travelers.

International Expansion. TripAdvisor is focused on strengthening its broad global footprint as its believes that penetrating international markets represent a long-term opportunity. TripAdvisor continues to improve localization and grow its user base in Europe, Asia and South America, especially in emerging markets, such as Brazil, Russia and China. In addition, TripAdvisor currently has a lead product offering in the Chinese market—re-branded Mao Tu Ying (or TripAdvisor China) — headquartered in Beijing. During the year ended December 31, 2015, international revenue accounted for 50% of TripAdvisor’s worldwide revenue.

Restaurants & Attractions. TripAdvisor has information and user-generated content on 3.8 million restaurants and 625,000 attractions around the world. As a significant percentage of its users are not hotel shoppers, TripAdvisor believes it has a unique opportunity to monetize its community of these non-hotel shoppers looking for places to eat and things to do. With the acquisitions of TripAdvisor’s online restaurant reservation businesses, including Lafourchette, and Viator for online bookable tours and attractions, TripAdvisor is attempting to match more users with more businesses.

Vacation Rentals.    TripAdvisor offers individual property owners and property managers the ability to list their properties using a free-to-list, commission-based structure or a subscription-based fee option and TripAdvisor believes its highly-engaged and motivated user community creates a competitive advantage in this market. In the year ended December 31, 2015, Vacation Rental property listings grew 18% to 770,000 properties, driven by strong listings growth in TripAdvisor’s free-to-list model.

Current Trends Affecting TripAdvisor’s Business

Continued Shift to Online Travel and Social Media to Access Travel Information. According to Phocuswright, global travel spending is expected to exceed $1.3 trillion in 2016. Travel related commerce, information and advertising continue to migrate to the Internet and away from traditional media outlets. Consumers are increasingly using online social media channels, such as Facebook and Twitter, as a means to communicate and exchange information, including travel information and opinions. TripAdvisor believes this trend will continue to create strategic growth opportunities, allowing it to attract new consumers and develop unique and effective advertising solutions. Over the years, TripAdvisor has made significant progress using social networking to leverage the expanding use of these channels and enhance traffic diversification and user engagement. TripAdvisor believes that the Internet will continue to become even more integral to the travel-planning process due to increasing worldwide online penetration, particularly given the capabilities that the Internet provides travelers, including the ability to refine searches, compare destinations, view real-time pricing, complete bookings, and access information while in-destination.  TripAdvisor will continue to adapt its user experience in response to a changing Internet environment and usage trends.

Increasing Competition.    The travel planning industry and, more generally, the business of collecting and aggregating travel-related resources and information, as well as enabling consumers to purchase travel-related products, continues to be increasingly competitive. There are an increasing number of companies, including search companies, such as Google, Inc. and Baidu.com, Inc., large and increasingly consolidating online travel agencies, or OTAs (such as Expedia and Priceline and their respective subsidiaries), as well as new global entrants such as Airbnb, Inc. and Alibaba that collect and aggregate travel information and resources and enable consumers to plan and book travel. TripAdvisor plans to continue to invest in order to remain the leading source of travel reviews as well as continue to enhance its user experience.

Accelerated Rollout of Instant Booking. Revenue from TripAdvisor’s instant booking feature is included in click-based advertising revenue. Currently, TripAdvisor’s instant booking feature is monetizing at a lower revenue per hotel shopper rate compared to its metasearch feature. While TripAdvisor expects to close this monetization gap, primarily by continuing to streamline its booking path to enhance user experience, persistently promoting the TripAdvisor brand as the place to “plan, compare and book” and continuing to seek partners with strong branding and supply channels, there is no guarantee that these initiatives will ultimately be successful and, if not, TripAdvisor’s click-based advertising revenue may be materially adversely affected.

In addition, TripAdvisor’s instant booking revenue, recorded under the consumption model, is recognized at the time the traveler consumes the stay. Comparatively, instant booking revenue under the transaction model is recorded at the time the user books the stay and TripAdvisor’s metasearch feature revenue is recorded when a traveler makes the click-through to the travel partners’ websites.  Based on TripAdvisor’s internal data, it currently estimates the average time between a user booking a stay to consuming a stay is approximately three to five weeks, subject to seasonal variations. In future periods, greater contribution from TripAdvisor’s instant booking consumption model to click-based advertising revenue could result in additional revenue recognized at the time of a consumed stay and therefore a shift in the timing of revenue recognition.

Evolution of the 360 Degree Travel Experience.  TripAdvisor believes its role in the overall travel experience continues to grow in importance in the travel industry, as it emphasizes to travelers that it is the place to “plan, compare and book” their trip.  TripAdvisor’s websites globally reached 350 million average monthly unique visitors during the year ended December 31, 2015, according to TripAdvisor’s internal log files. With 320 million reviews and opinions on 6.2 million places to stay, places to eat and things to do – including 995,000 hotels and accommodations and 770,000 vacation rentals, 3.8 million restaurants and 625,000 attractions in 125,000 destinations throughout the world, TripAdvisor believes it has the best content in the travel industry for research and travel planning decision-making. When combined with TripAdvisor’s hotel metasearch capabilities to compare and find the best prices, its instant booking feature, allowing users to book their hotels on all devices directly on its website, and subsequent to their trip the ability to submit a traveler review, TripAdvisor has become a 360 degree or end to end travel experience.

Growth in Mobile Phone and Other Handheld Devices. To access the internet, users are increasingly using devices other than desktop computers, including mobile phone devices and handheld computers such as notebooks and tablets. To address these growing user demands, TripAdvisor continues to extend its platform to develop mobile phone and tablet applications to deliver travel information and resources. Although the substantial majority of its mobile phone users also access and engage with TripAdvisor’s websites on personal computers and tablets where it displays advertising, TripAdvisor’s users could decide to access its products primarily through mobile phone devices. TripAdvisor displays graphic advertising on mobile phone devices; however, its mobile phone monetization strategies are still developing, as mobile phone monetization is significantly less than desktop and tablet monetization. Mobile phone growth and development remains a key strategy and TripAdvisor will continue to invest and innovate in this growing platform to help maintain and grow its user base, engagement and monetization over the long term.

Strategies and Challenges Related to BuySeasons

BuySeasons is engaged in the online costume and party supply business. In recent years, BuySeasons has faced increased competition from both internet companies and brick-and-mortar stores resulting in declining revenue and lower margins due primarily to increased marketing spend and discounting of products to drive sales. In order to try and reverse these adverse trends, BuySeasons intends to significantly reduce its focus on its retail sales and instead focus on its relationships with online marketplaces. In addition, BuySeasons intends to continue implementing cost-cutting measures across the organization, including warehouse operations, customer service and corporate expenses, to improve Adjusted OIBDA margins.

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

Operating Results

	Years ended December 31,
	2015	2014	2013
	amounts in millions
Revenue
TripAdvisor	$1,492	1,246	945
Corporate and other	73	83	89
Consolidated TripCo	$1,565	1,329	1,034
Adjusted OIBDA
TripAdvisor	$464	468	379
Corporate and other	(30)	(26)	(18)
Consolidated TripCo	$434	442	361
Operating Income (Loss)
TripAdvisor	$56	101	8
Corporate and other	(41)	(33)	(25)
Consolidated TripCo	$15	68	(17)

Revenue.  Our consolidated revenue increased $236 million and $295 million for the years ended December 31, 2015 and 2014, respectively, as compared to the corresponding prior year periods. During 2015 and 2014 the revenue growth was primarily attributable to increases in revenue at TripAdvisor of $246 million and $301 million for the years ended December 31, 2015 and 2014, respectively. Revenue for BuySeasons decreased for the years ended December 31, 2015 and 2014, as compared to the corresponding prior periods, due to reduced order volume and average order value for both the party channel and costumes. Increased market pressure, competition and lack of demand left BuySeasons with post-Halloween inventory that had to be largely sold at significant discounts. For the year ended December 31, 2015, as compared to the prior year period, order volume decreased 10% and average order value decreased 8%. For the year ended December 31, 2014, as compared to the prior year period, BuySeasons’ order volume and average order value both decreased by 8%. Due to the continued negative trends in the business, BuySeasons has made the decision to pivot the business to a dropship model.  Revenue for Corporate and other is expected to be significantly lower in future periods due to this business decision. See “Results of Operations—TripAdvisor” below for a more complete discussion of the results of operations of TripAdvisor.

Adjusted OIBDA.  We define Adjusted OIBDA as revenue less cost of sales, operating expenses and selling, general and administrative (“SG&A”) expenses (excluding stock compensation), adjusted for specifically identified non-recurring transactions. Our chief operating decision maker and management team use this measure of performance in conjunction with other measures to evaluate our businesses and make decisions about allocating resources among our businesses. We believe this is an important indicator of the operational strength and performance of our businesses, including each business’s ability to service debt and fund capital expenditures. In addition, this measure allows us to view operating results, perform analytical comparisons and benchmarking between businesses and identify strategies to improve performance. This measure of performance excludes such costs as depreciation and amortization, stock-based compensation and restructuring and impairment charges that are included in the measurement of operating income pursuant to GAAP. Accordingly, Adjusted OIBDA should be considered in addition to, but not as a substitute for, operating income, net income, cash flow provided by operating activities and other measures of financial performance prepared in accordance with GAAP. See note 13 to the accompanying December 31, 2015 consolidated financial statements for a reconciliation of Adjusted OIBDA to earnings (loss) before income taxes.

Consolidated Adjusted OIBDA decreased approximately $8 million and increased  $81 million for the years ended December 31, 2015 and 2014, respectively, as compared to the corresponding prior year periods. Adjusted OIBDA at TripAdvisor decreased $4 million during the year ended December 31, 2015 when compared to the same period in 2014, due to an increase in revenue, offset by increased personnel costs, overhead costs, and other online traffic acquisition costs. Adjusted OIBDA at TripAdvisor increased $89 million during the year ended December 31, 2014 when compared to the same period in 2013, due to an increase in revenue, partially offset by increased personnel, overhead costs, and other online traffic acquisition costs. BuySeasons’ results have been in decline over the past two years. BuySeasons’ Adjusted OIBDA declined for the years ended December 31, 2015 and 2014, as compared to the corresponding prior periods, primarily as a result of decreased revenue and declining product margin. Product margin was 7% in 2015, 21% in 2014 and 22% in 2013. The decline in product margin was the result of continued discounting of product to meet market pricing for costumes and sell through of aged inventory. Operating expenses as a percentage of revenue were 13%, 16% and 15% for the years ended December 31, 2015, 2014 and 2013, respectively. Additionally, SG&A expenses as a percentage of revenue were 27%, 18% and 18% for the years ended December 31, 2015, 2014 and 2013, respectively.

As discussed above, BuySeasons expects to switch to a dropship business model and anticipates reducing costs  to a level appropriate to operate  a smaller business, which is expected to improve Adjusted OIBDA if these efforts are successful. See “Results of Operations—TripAdvisor” below for a more complete discussion of the results of operations of TripAdvisor.

Operating Income (Loss).  Our consolidated operating income decreased $53 million and increased  $85 million for the years ended December 31, 2015 and 2014, respectively, as compared to the corresponding prior year periods. Operating income at TripAdvisor decreased $45 million during the year ended December 31, 2015 when compared to the same period in 2014, primarily due to an increase in charitable contributions of $59 million.  See note 12 to the accompanying consolidated financial statements for information regarding TripAdvisor’s contribution to its charitable foundation. The significant increase in 2014 is related to the increase in revenue from TripAdvisor. See “Results of Operations—TripAdvisor” below for a more complete discussion of the results of operations of TripAdvisor.

Other Income and Expense

Components of Other Income (Expense) are presented in the table below.

	Years ended December 31,
	2015	2014	2013
	amounts in millions
Interest expense (including related party)
TripAdvisor	$(10)	(11)	(10)
Corporate and other	(18)	(2)	(2)
Consolidated TripCo	$(28)	(13)	(12)
Other, net
TripAdvisor	$17	(11)	1
Corporate and other	—	—	—
Consolidated TripCo	$17	(11)	1

Interest expense.  Interest expense increased $15 million for the year ended December 31, 2015 when compared to the same period in 2014, primarily due to borrowings on the margin loans at the corporate level which were entered into during the fourth quarter of 2014. Interest expense remained relatively flat for the year ended December 31, 2014, as compared to the corresponding prior year period.

Other, net.    The primary components of other, net are gains and losses on dispositions and income and interest earned on marketable securities offset by net foreign exchange losses. Other, net increased $29 million for the year ended December 31, 2015 when compared to the same period in 2014, primarily due to a $20 million gain on the sale of a Chinese subsidiary of TripAdvisor. For the year ended December 31, 2014, other, net primarily consisted of fluctuations in foreign exchange rates.

Income taxes.    The Company had an income tax benefit of $10 million for the year ended December 31, 2015, $35 million tax expense for the year ended December 31, 2014 and $55 million tax benefit for the year ended December 31, 2013.  During 2015, the Company had income tax benefits from earnings in foreign jurisdictions taxed at rates lower than the 35% U.S. federal tax rate, partially offset by the recognition of deferred tax liabilities for basis differences in the stock of a consolidated subsidiary, changes in valuation allowance, and changes in unrecognized tax benefits. During 2014, the Company incurred aggregate income tax expense related to an increase in its estimate of the state effective tax rate used to measure its net deferred tax liabilities, based on a change to the Company’s estimated state apportionment factors and an increase in its unrecognized tax benefits. This income tax expense was partially offset with income tax benefits for earnings in foreign jurisdictions taxed at rates lower than the 35% U.S. federal tax rate. The 2013 effective tax rate is greater than the U.S. federal income tax rate of 35% due primarily to a change in the corporate effective state tax rate for outstanding deferred tax liabilities and assets of TripCo due to a change in the apportionment of income to various states.

Net earnings (loss).  We had net losses of $40 million,  $22 million and  $7 million for the years ended December 31, 2015, 2014 and 2013, respectively. The change in net loss was the result of the above-described fluctuations in our revenue, expenses and other gains and losses.

Liquidity and Capital Resources

As of December 31, 2015, substantially all of our cash and cash equivalents consist of cash on hand in global financial institutions, money market funds and marketable securities, with maturities of 90 days or less at the date purchased.

The following are potential sources of liquidity: available cash balances, proceeds from asset sales, monetization of our investments, outstanding or anticipated debt facilities, debt and equity issuances, and dividend and interest receipts.

As of December 31, 2015 TripCo had a cash balance of $644 million. Approximately $614 million of the cash balance is held at TripAdvisor. Although TripCo has a 56% voting interest in TripAdvisor, TripAdvisor is a separate public company with a significant non-controlling interest, as TripCo has only a 21% economic interest in TripAdvisor. Even though TripCo controls TripAdvisor through its voting interest and board representation, decision making with respect to using TripAdvisor’s cash balances must consider TripAdvisor’s minority holders. Accordingly, any potential distributions of cash from TripAdvisor to TripCo would generally be on a pro rata basis based on economic ownership interests. As of December 31, 2015, approximately $467 million of TripCo cash is held by TripAdvisor foreign subsidiaries. Cash in foreign subsidiaries is generally accessible but certain tax consequences may reduce the net amount of cash TripAdvisor is able to utilize for domestic purposes. Historically, TripAdvisor’s operating cash flows have been sufficient to fund its working capital requirements, capital expenditures and long term debt obligations and other financial commitments and are expected to be sufficient in future periods.

	Years ended
	December 31,
	2015	2014	2013
	amounts in millions
Cash flow information
Net cash provided (used) by operating activities	$360	365	336
Net cash provided (used) by investing activities	$(63)	(242)	(205)
Net cash provided (used) by financing activities	$(152)	40	(147)

During the year ended December 31, 2015, TripCo’s primary uses of cash were $431 million in debt repayments, $205 million in purchases of short term investments and other marketable securities, $112 million of capital expenditures and $72 million of minimum withholding tax payments.  These uses of cash were funded primarily with cash on hand, cash provided by operations, proceeds from short term investments and other marketable securities and borrowings of debt. During the year ended December 31, 2014, TripCo’s primary uses of cash were approximately $331 million to fund acquisitions by TripAdvisor, $348 million distribution to Liberty prior to the Trip Spin-Off, $251 million in purchases of short term investments and other marketable securities and $90 million in capital expenditures. During the year ended December 31, 2013, TripCo’s primary uses of cash were approximately $145 million of shares repurchased by TripAdvisor, $107 million of net investments in short term investments and $60 million capital expenditures. These uses of cash were funded primarily with cash provided by operations.

The projected use of TripCo’s corporate cash will be to primarily fund any operational cash deficits at BuySeasons, to pay fees (not expected to exceed $4 million annually) to Liberty Media for providing certain services pursuant to the services agreement and the facilities sharing agreement, and to pay any other corporate level expenses. We anticipate that TripCo’s corporate cash balance (without other financial resources potentially available as discussed above) to be sufficient to maintain operations through a refinancing arrangement on the margin loans. The debt service costs of the Margin Loan Agreements described in note 7 to the accompanying consolidated financial statements are paid in kind and become outstanding principal. At the maturity of the Margin Loan Agreements, a number of options are available to satisfy the obligation as discussed above in potential sources of liquidity. TripAdvisor’s projected use of cash, incremental to increased operational investment in its business, will primarily be payment of long term debt obligations and other financial commitments, the repurchase of TripAdvisor common stock under TripAdvisor’s stock repurchase program approved in 2013 and potential investments or acquisitions in new or existing businesses.

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

	Payments due by period
		Less than			More than
	Total	1 year	1 - 3 years	3 - 5 years	5 years
	amounts in millions
Consolidated contractual obligations
Long-term debt(1)	$601	1	400	200	—
Interest payments(2)	$65	3	57	5	—
Lease obligations	$285	25	52	50	158
Total	$951	29	509	255	158

(1)

Amounts are stated at the face amount at maturity of our debt instruments. Amounts also include capital lease obligations. Amounts do not assume additional borrowings or refinancings of existing debt. The outstanding Chinese credit facility has been included as a current payment as the facility is short term in nature.

(2)

Amounts (i) are based on our outstanding debt at December 31, 2015, (ii) assume the interest rates on TripAdvisor’s variable rate debt remains constant at the December 31, 2015 rates, (iii) assume the interest rates on TripCo’s variable rate debt change based on forecasted LIBOR rates and (iv) assume that our existing debt is repaid at maturity.

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

As of December 31, 2015, the intangible assets not subject to amortization for each of our significant reportable segments was as follows:

	Goodwill	Trademarks	Total
	amounts in millions
TripAdvisor	$3,689	1,803	5,492
Corporate and other	—	—	—
	$3,689	1,803	5,492

We perform our annual assessment of the recoverability of our goodwill and other non-amortizable intangible assets during the fourth quarter, or more frequently, if events and circumstances indicate impairment may have occurred. At year-end we utilized a qualitative assessment for determining whether step one of the goodwill impairment analysis was necessary. Due to declining operating results at BuySeasons, trademark impairments of approximately $2 million were recorded during both of the years ended December 31, 2015 and 2014.

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

Click-based Advertising.  Revenue is derived primarily from click-through fees charged to TripAdvisor’s travel partners for traveler leads sent to the travel partners’ website. TripAdvisor records revenue from click-through fees after the traveler makes the click-through to the travel partners’ websites. Instant booking commission revenue is recorded at the time a traveler books a hotel transaction on TripAdvisor’s site where TripAdvisor does not assume cancellation risk. In transactions in which TripAdvisor assumes cancellation risk, it records revenue in the month in which the traveler’s stay at a hotel occurs. TripAdvisor has no post-booking service obligations for instant booking transactions.

Display and Other Advertising.  TripAdvisor recognizes display-based advertising revenue ratably over the advertising period or upon delivery of advertising impressions, depending on the terms of the advertising contract. Subscription-based revenue is recognized ratably over the related contractual period over which service is delivered.

Attractions. TripAdvisor receives cash from the consumer at the time of booking of the destination activity and records these amounts, net of commissions, as deferred merchant payables on its consolidated balance sheets. Commission revenue is recorded as deferred revenue at the time of booking and later recognized when the consumer has completed the destination activity. TripAdvisor pays the destination activity operators after the travelers’ use.

Restaurants. TripAdvisor recognizes reservation revenue (or per seated diner fees) on a transaction-by-transaction basis as diners are seated by its restaurant customers. Subscription-based revenue is recognized ratably over the related contractual period over which the service is delivered.

Vacation Rentals. TripAdvisor generates revenue from customers for online advertising services related to the listing of their properties for rent primarily on either a subscription basis over a fixed-term, or on a commission basis for transactions that are booked on its platform. Payments for term-based subscriptions received in advance of services being rendered are recorded as deferred revenue and recognized ratably to revenue on a straight-line basis over the listing period. TripAdvisor’s commission revenue is primarily generated on its free-to-list option, in lieu of a pre-paid subscription fee. When a commissionable transaction is booked on its platform, TripAdvisor receives cash from the traveler that includes both its commission, which is recorded as deferred revenue, and the amount due to the property owner, which is recorded to deferred merchant payables on its consolidated balance sheets.  TripAdvisor pays the amount due to the property owner and recognizes commission revenue at the time of the traveler’s stay. Additional revenue is derived on a pay-per-lead basis, as it provides leads for rental properties to property managers. Pay-per-lead revenue is billed and recognized in the period when the leads are delivered to the property managers.

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

Stock-Based Compensation

As more fully described in note 9 to the consolidated financial statements, TripCo has granted to its directors, employees and employees of its subsidiaries options and restricted stock to purchase shares of TripCo common stock (collectively, “Awards”).  TripCo measures the cost of employee services received in exchange for an Award based on the grant-date fair value of the Award, and recognizes that cost over the period during which the employee is required to provide service (usually the vesting period of the Award).

The estimated fair value of options granted to date is calculated using the Black-Scholes-Merton model. The Black-Scholes-Merton model incorporates assumptions to value stock-based awards, which includes the risk-free rate of return, volatility, expected term and expected dividend yield.

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

Results of Operations—TripAdvisor

Our economic ownership interest in TripAdvisor is 21% and our results include the consolidated results of TripAdvisor and the elimination of approximately 79% of TripAdvisor’s net income (loss), including purchase accounting adjustments, through the noncontrolling interest line item in the consolidated statements of operations. TripAdvisor is a separate publicly traded company and additional information about TripAdvisor can be obtained through its website and its public filings. Given that TripAdvisor represents a significant portion of TripCo, we believe a discussion of TripAdvisor’s stand alone results promotes a better understanding of overall results of their business. TripAdvisor’s revenue, Adjusted OIBDA and operating income on a standalone basis for the years ended December 31, 2015, 2014, and 2013 were as follows (see tables below for a reconciliation of TripAdvisor’s standalone results to those amounts reported by TripCo):

	Years ended
	December 31,
	2015	2014	2013
	amounts in millions
Revenue
Click-based advertising	$956	870	696
Display-based advertising	159	140	119
Subscription, transaction and other	377	236	130
Total revenue	1,492	1,246	945
Operating expense, excluding stock-based compensation	237	184	127
SG&A, excluding stock-based compensation and stock settled charitable contribution	791	594	439
Adjusted OIBDA	464	468	379
Stock settled charitable contribution	67	—	—
Stock based compensation	72	63	49
Depreciation and amortization	93	65	35
Operating income (loss) as reported by TripAdvisor	$232	340	295

Revenue

TripAdvisor derives a substantial portion of its revenue through the sale of advertising, primarily through click-based advertising, which includes instant booking revenue, and, to a lesser extent, display-based advertising. In addition, TripAdvisor earns revenue through a combination of subscription-based and transaction-based offerings related to its Business Listings products, subscription and commission-based offerings from its Vacation Rentals products, room reservations sold through its Jetsetter and Tingo brands, destination activities sold primarily through Viator, and online restaurant reservations booked primarily through Lafourchette, or thefork.com. TripAdvisor also derives revenue from content licensing.

Revenue increased $246 million during the year ended December 31, 2015 when compared to the same period in 2014, primarily due to an increase in click-based advertising revenue of $86 million. The primary driver of the increase in click-based advertising revenue was an increase in hotel shoppers of 16%, partially offset by a decrease in revenue per hotel shopper of 6% for the year ended December 31, 2015. The decline in revenue per hotel shopper was primarily due to pricing pressure experienced during 2015, particularly in the second half of the year; which includes the impact from (i) product changes, such as TripAdvisor’s decision to accelerate the rollout of its instant booking feature to its US and UK markets on all devices in the third quarter of 2015, (ii) the prolonged weakness of the Euro, which has decreased TripAdvisor’s CPCs, and (iii) a growing number of hotel shoppers visiting TripAdvisor’s websites on mobile devices. Display-based advertising increased by $19 million during the year ended December 31, 2015, primarily as a result of a 14% increase in the number of impressions sold when compared to the same period in 2014, partially offset by a decrease in pricing by 1% for the same period. Subscription, transaction and other revenue increased by $141 million during the year ended December 31, 2015, primarily due to growth in Attractions, Restaurants, Business Listings, and Vacation Rentals, which was driven by incremental revenue due to inclusion of acquisitions for the full year ended December 31, 2015 of $96 million, related to its Attraction and Restaurant businesses (most prominently Viator and Lafourchette).

Revenue increased $301 million during the year ended December 31, 2014 when compared to the same period in 2013, primarily due to an increase in click-based advertising revenue of $174 million. The primary driver of the increase in click-based advertising revenue was an increase in hotel shoppers of 10% and an increase in revenue per hotel shopper of 15% for the year ended December 31, 2014. Display-based advertising increased by $21 million during the year ended December 31, 2014, primarily as a result of a 19% increase in the number of impressions sold when compared to the same period in 2013, partially offset by a decrease in pricing by 1% for the same period. Subscription, transaction and other revenue increased by $106 million during the year ended December 31, 2014, primarily due to growth in its Business Listings and Vacation Rentals products, as well as revenue generated by the businesses it acquired during 2014 of $43 million.

TripAdvisor’s international revenue represented 50%, 52% and 51% of its total revenue during the years ended December 31, 2015, 2014 and 2013, respectively. Although international revenue increased, TripAdvisor’s international revenue growth rate decelerated and international revenue, as a percentage of total revenue, declined slightly during the year ended December 31, 2015 when compared to the same periods in 2014 and 2013, primarily due to the impact of fluctuations in foreign exchange rates, specifically the prolonged weakness of the Euro, in addition to TripAdvisor’s accelerated rollout of instant booking in the U.K. during 2015 and generally lower CPCs, or monetization, in markets outside the U.S. overall. See note 13 in the accompanying consolidated financial statements for further details of revenue by geographic area.

Adjusted OIBDA

Adjusted OIBDA as a percentage of revenue has declined year over year as TripAdvisor continues to invest in the business and the brand. The primary expenses that drive Adjusted OIBDA results are operating expense (primarily technology and content costs), sales and marketing and general and administrative expense.

Operating Expense

The most significant driver of operating expense are technology and content costs, which increased $35 million during the year ended December 31, 2015 when compared to the same period in 2014, primarily due to increased personnel costs from increased headcount to support business growth, including international expansion and enhanced site features, as well as incremental personnel costs related to TripAdvisor’s 2014 business acquisitions in Attractions and Restaurants.

Technology and content costs increased $34 million during the year ended December 31, 2014 when compared to the same period in 2013, primarily due to increased personnel costs from increased headcount to support business growth, including international expansion and enhanced site features, as well as additional personnel costs related to employees joining TripAdvisor through business acquisitions.

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

Direct selling and marketing costs increased $187 million during the year ended December 31, 2015 when compared to the same period in 2014, primarily due to increased SEM costs and other online traffic acquisition costs, increased costs related to TripAdvisor’s television campaign, and incremental costs related to its 2014 business acquisitions in Attractions and Restaurants.  During the year ended December 31, 2015, TripAdvisor spent $51 million on its television advertising campaign.  Personnel and overhead costs increased $23 million during the year ended December 31, 2015 when compared to the same period in 2014, primarily due to incremental personnel costs related to Attractions and Restaurants.

Direct selling and marketing costs increased $132 million during the year ended December 31, 2014 when compared to the same period in 2013, primarily due to increased SEM costs, other online traffic acquisition costs, costs related to its television campaign, in addition to incremental costs from TripAdvisor’s recent business acquisitions, partially offset by a decrease in spending in social media costs and other offline advertising costs, excluding television advertising. TripAdvisor spent $33 million on its television campaign during the year ended December 31, 2014, which was launched in May 2014.  Personnel and overhead costs increased $30 million during the year ended December 31, 2014 when compared to the same period in 2013, primarily due to an increase in headcount to support business growth, including international expansion and employees added through business acquisitions.

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

General and administrative costs increased $10 million during the year ended December 31, 2015, when compared to the same period in 2014, primarily due to increases in personnel costs and overhead costs related to an increase in headcount to support TripAdvisor’s business operations, as well as incremental personnel costs related to its 2014 business acquisitions in Attractions and Restaurants.

General and administrative costs increased $23 million during the year ended December 31, 2014, when compared to the same period in 2013, primarily due to personnel costs and overhead costs related to an increase in headcount to support its business operations, as well as additional personnel costs related to employees joining TripAdvisor through business acquisitions, professional fees primarily related to its 2014 business acquisitions, higher charitable contributions and increased bad debt expense.

Stock settled charitable contribution

As discussed in note 12 to the accompanying consolidated financial statements, during 2015, TripAdvisor recognized $67 million related to a charitable contribution settled with its treasury shares. Due to the one-time nature and use of stock to settle the obligation, this contribution has been excluded from Adjusted OIBDA for the year ended December 31, 2015.

Stock based compensation

Stock-based compensation increased $9 million and $14 million for the years ended December 31, 2015 and 2014, respectively, when compared to the same period in the prior year due to continued grants of stock options as well as new grants of stock options in conjunction with business acquisitions.

The following is a reconciliation of the results as reported by TripAdvisor, used for comparison purposes as discussed above, for a greater understanding of the stand-alone operations of TripAdvisor to the results reported by TripCo (amounts in millions):

	Year ended December 31, 2015
		Purchase
	As Reported	Accounting	As Reported
	By TripAdvisor	Adjustments	By TripCo
Revenue	$1,492	—	1,492
Operating expense	(237)	—	(237)
SG&A, excluding stock-based compensation and stock settled charitable contribution	(791)	—	(791)
Adjusted OIBDA	464	—	464
Stock settled charitable contribution	(67)	—	(67)
Stock-based compensation expense	(72)	(5)	(77)
Depreciation and amortization expense	(93)	(171)	(264)
Operating income (loss)	$232	(176)	56

	Year ended December 31, 2014
		Purchase
	As Reported	Accounting	As Reported
	By TripAdvisor	Adjustments	By TripCo
Revenue	$1,246	—	1,246
Operating expense	(184)	—	(184)
Selling, general and administrative expense	(594)	—	(594)
Adjusted OIBDA	468	—	468
Stock-based compensation expense	(63)	(10)	(73)
Depreciation and amortization expense	(65)	(229)	(294)
Operating income (loss)	$340	(239)	101

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

We are exposed to changes in interest rates primarily as a result of our borrowing and investment activities, which include investments in fixed and floating rate debt instruments and borrowings used to maintain liquidity and to fund business operations. The nature and amount of our long-term and short-term debt are expected to vary as a result of future requirements, market conditions and other factors. We expect to manage our exposure to interest rates by maintaining what we believe is an appropriate mix of fixed and variable rate debt. We believe this best protects us from interest rate risk. We expect to achieve this mix by (i) issuing fixed rate debt that we believe has a low stated interest rate and significant term to maturity, (ii) issuing variable rate debt with appropriate maturities and interest rates and (iii) entering into interest rate swap arrangements when we deem appropriate.  As of December 31, 2015, our debt is comprised of the following amounts:

	Variable rate debt		Fixed rate debt
	Principal	Weighted avg	Principal	Weighted avg
	amount	interest rate	Amount	interest rate
	amounts in millions
TripAdvisor	$201	1.7%	—	N/A
TripCo debt	$421	3.6%	—	N/A

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

Item 8.  Financial Statements and Supplementary Data.

The consolidated financial statements of Liberty TripAdvisor Holdings, Inc. are filed under this Item, beginning on Page II-22.  The financial statement schedules required by Regulation S-X are filed under Item 15 of this Annual Report on Form 10-K.

Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A.  Controls and Procedures.

In accordance with Exchange Act Rules 13a-15 and 15d-15, the Company carried out an evaluation, under the supervision and with the participation of management, including its chief executive officer and its principal accounting and financial officer (the "Executives"), of the effectiveness of its disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, the Executives concluded that the Company's disclosure controls and procedures were effective as of December 31, 2015 to provide reasonable assurance that information required to be disclosed in its reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms.

See page II-20 for Management’s Report on Internal Control Over Financial Reporting.

See page II-21 for Report of Independent Registered Public Accounting Firm for their attestation regarding our internal control over financial reporting.

There has been no change in the Company's internal control over financial reporting that occurred during the three months ended December 31, 2015 that has materially affected, or is reasonably likely to materially affect, its internal control over financial reporting.

Item 9B.  Other Information.

None.

MANAGEMENT'S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

Liberty TripAdvisor Holdings, Inc.’s (the "Company") management is responsible for establishing and maintaining adequate internal control over the Company's financial reporting, as such term is defined in Rule 13a - 15(f) of the Securities Exchange Act of 1934.  The Company's internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America. Because of inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies and procedures may deteriorate.

The Company's management assessed the effectiveness of internal control over financial reporting as of December 31, 2015, using the criteria in Internal Control-Integrated Framework (2013), issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation the Company's management believes that, as of December 31, 2015, its internal control over financial reporting is effective.

The Company's independent registered public accounting firm audited the consolidated financial statements and related disclosures in the Annual Report on Form 10-K and have issued an audit report on the effectiveness of the Company's internal control over financial reporting. This report appears on page II-21 of this Annual Report on Form 10-K.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

Liberty TripAdvisor Holdings, Inc.:

We have audited Liberty TripAdvisor Holdings, Inc.’s (the Company) internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, Liberty TripAdvisor Holdings, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Liberty TripAdvisor Holdings, Inc. as of December 31, 2015 and 2014, and the related consolidated statements of operations, comprehensive earnings (loss), cash flows, and equity for each of the years in the three-year period ended December 31, 2015.  We did not audit the 2013 financial statements of TripAdvisor, Inc., a consolidated subsidiary, which statements reflect total revenue constituting 91 percent in 2013 of the related consolidated totals.  The 2013 financial statements of TripAdvisor, Inc. were audited by other auditors whose report has been furnished to us, and our opinion, insofar as it relates to the amounts included for TripAdvisor, Inc., is based solely on the report of the other auditors.  Based on our audits and the report of the other auditors, our report dated February 18, 2016, expressed an unqualified opinion on those consolidated financial statements.

/s/ KPMG LLP

Denver, Colorado

February 18, 2016

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
Liberty TripAdvisor Holdings, Inc.:

We have audited the accompanying consolidated balance sheets of Liberty TripAdvisor Holdings, Inc. (the Company) (as defined in note 1) as of December 31, 2015 and 2014, and the related consolidated statements of operations, comprehensive earnings (loss), cash flows, and equity for each of the years in the three‑year period ended December 31, 2015. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.  We did not audit the 2013 financial statements of TripAdvisor, Inc., a consolidated subsidiary, which statements reflect total revenue constituting 91 percent in 2013 of the related consolidated totals.  The 2013 financial statements of TripAdvisor, Inc. were audited by other auditors whose report has been furnished to us, and our opinion, insofar as it relates to the amounts included for TripAdvisor, Inc., is based solely on the report of the other auditors.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits and the report of other auditors provide a reasonable basis for our opinion.

In our opinion, based on our audits and the report of the other auditors, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Liberty TripAdvisor Holdings, Inc. as of December 31, 2015 and 2014, and the results of their operations and their cash flows for each of the years in the three‑year period ended December 31, 2015, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated February 18, 2016, expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

/s/ KPMG LLP

Denver, Colorado
February 18, 2016

LIBERTY TRIPADVISOR HOLDINGS, INC.

Consolidated Balance Sheets

December 31, 2015 and 2014

	2015	2014
	amounts in millions
Assets
Current assets:
Cash and cash equivalents	$644	509
Trade and other receivables, net of allowance for doubtful accounts of $6 million and $7 million, respectively	181	153
Short-term marketable securities (note 5)	47	108
Other current assets	34	41
Total current assets	906	811
Investments in available-for-sale securities (note 5)	37	31
Property and equipment, at cost	216	174
Accumulated depreciation	(36)	(36)
	180	138
Intangible assets not subject to amortization (note 6):
Goodwill	3,689	3,691
Trademarks	1,803	1,819
	5,492	5,510
Intangible assets subject to amortization, net (note 6)	625	841
Other assets, at cost, net of accumulated amortization	45	35
Total assets	$7,285	7,366

(continued)

See accompanying notes to consolidated financial statements.

LIBERTY TRIPADVISOR HOLDINGS, INC.

Consolidated Balance Sheets (Continued)

December 31, 2015 and 2014

	2015	2014
	amounts in millions
Liabilities and Equity
Current liabilities:
Accounts payable	$121	118
Accrued liabilities	129	121
Current portion of debt (note 7)	1	78
Deferred revenue	64	57
Other current liabilities	5	21
Total current liabilities	320	395
Long-term debt (note 7)	620	662
Deferred income tax liabilities (note 8)	719	808
Other liabilities	190	154
Total liabilities	1,849	2,019
Equity
Preferred stock, $.01 par value. Authorized 50,000,000 shares; no shares issued.	—	—
Series A common stock, $.01 par value. Authorized 200,000,000 shares; issued and outstanding 71,920,260 at December 31, 2015 and 71,555,730 shares at December 31, 2014.	1	1
Series B common stock, $.01 par value. Authorized 7,500,000 shares; issued and outstanding 2,929,777 at December 31, 2015 and December 31, 2014.	—	—
Series C common stock, $.01 par value. Authorized 200,000,000 shares; no shares issued.	—	—
Additional paid-in capital	260	296
Accumulated other comprehensive earnings (loss), net of taxes	(25)	(12)
Retained earnings	572	612
Total stockholders' equity	808	897
Noncontrolling interests in equity of subsidiaries	4,628	4,450
Total equity	5,436	5,347
Commitments and contingencies (note 12)
Total liabilities and equity	$7,285	7,366

See accompanying notes to consolidated financial statements.

LIBERTY TRIPADVISOR HOLDINGS, INC.

Consolidated Statements of Operations

Years ended December 31, 2015,  2014 and 2013

	2015	2014	2013
	amounts in millions, except
	per share amounts
Service revenue	$1,492	1,246	945
Other revenue	73	83	89
Total revenue, net	1,565	1,329	1,034
Operating costs and expenses:
Operating expense, including stock-based compensation (note 2 and 9)	345	294	237
Selling, general and administrative, including stock-based compensation (note 2 and 9)	935	667	496
Depreciation and amortization	268	298	315
Impairment of intangible assets	2	2	3
	1,550	1,261	1,051
Operating income	15	68	(17)
Other income (expense):
Interest expense, including related party	(28)	(13)	(12)
Other, net	17	(11)	1
	(11)	(24)	(11)
Earnings (loss) before income taxes	4	44	(28)
Income tax (expense) benefit (note 8)	10	(35)	55
Net earnings (loss)	14	9	27
Less net earnings (loss) attributable to the noncontrolling interests	54	31	34
Net earnings (loss) attributable to Liberty TripAdvisor Holdings, Inc. shareholders	$(40)	(22)	(7)

Basic net earnings (loss) attributable to Series A and Series B Liberty TripAdvisor Holdings, Inc. shareholders per common share (note 2):	$(0.53)	(0.30)	(0.10)
Diluted net earnings (loss) attributable to Series A and Series B Liberty TripAdvisor Holdings, Inc. shareholders per common share (note 2):	$(0.53)	(0.30)	(0.10)

See accompanying notes to consolidated financial statements.

LIBERTY TRIPADVISOR HOLDINGS, INC.

Consolidated Statements of Comprehensive Earnings (Loss)

Years ended December 31, 2015, 2014 and 2013

	2015	2014	2013
	amounts in millions
Net earnings (loss)	$14	9	27
Other comprehensive earnings (loss), net of taxes:
Foreign currency translation adjustments	(58)	(57)	(4)
Reclassification adjustment on sale of business	1	—	—
Other comprehensive earnings (loss)	(57)	(57)	(4)
Comprehensive earnings (loss)	(43)	(48)	23
Less comprehensive earnings (loss) attributable to the noncontrolling interests	9	(14)	31
Comprehensive earnings (loss) attributable to Liberty TripAdvisor Holdings, Inc. shareholders	$(52)	(34)	(8)

See accompanying notes to consolidated financial statements.

LIBERTY TRIPADVISOR HOLDINGS, INC.

Consolidated Statements of Cash Flows

Years ended December 31, 2015, 2014 and 2013

	2015	2014	2013
	amounts in millions
Cash flows from operating activities:
Net earnings (loss)	$14	9	27
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	268	298	315
Stock-based compensation	82	74	60
Excess tax benefit from stock-based compensation	(31)	(20)	(8)
Non-cash contribution to charitable foundation (note 12)	67	—	—
(Gains) losses on transactions, net (note 4)	(19)	—	1
Impairment of intangible assets	2	2	3
Deferred income tax expense (benefit)	(85)	(70)	(117)
Non-cash interest on margin loans	17	4	—
Other noncash charges (credits), net	(8)	10	1
Changes in operating assets and liabilities
Current and other assets	(31)	(16)	3
Payables and other liabilities	84	74	51
Net cash provided (used) by operating activities	360	365	336
Cash flows from investing activities:
Capital expended for property and equipment	(112)	(90)	(60)
Cash (paid) for acquisitions, net of cash acquired (note 3)	(29)	(331)	(35)
Purchases of short term investments and other marketable securities	(205)	(251)	(432)
Proceeds from short term and other marketable securities	258	429	325
Other investing activities, net	25	1	(3)
Net cash provided (used) by investing activities	(63)	(242)	(205)
Cash flows from financing activities:
Borrowings of debt, net of financing costs	291	429	43
Repayments of debt	(431)	(43)	(66)
Distribution to Liberty	—	(348)	—
Shares repurchased by subsidiary	—	—	(145)
Payment of minimum withholding taxes on net share settlements of equity awards	(72)	(33)	(14)
Excess tax benefit from stock-based compensation	31	20	8
Shares issued by subsidiary	12	3	27
Option exercises	5	12	—
Other financing activities, net	12	—	—
Net cash provided (used) by financing activities	(152)	40	(147)
Effect of foreign currency exchange rates on cash	(10)	(8)	1
Net increase (decrease) in cash and cash equivalents	135	155	(15)
Cash and cash equivalents at beginning of period	509	354	369
Cash and cash equivalents at end of period	$644	509	354

See accompanying notes to consolidated financial statements.

LIBERTY TRIPADVISOR HOLDINGS, INC.

Consolidated Statement of Equity

Years ended December 31, 2015, 2014 and 2013

	Stockholders’ equity
							Accumulated		Noncontrolling
					Additional		other		interest in
	Preferred				paid-in	Parent’s	comprehensive	Retained	equity of	Total
	stock	Series A	Series B	Series C	capital	investment	earnings	earnings	subsidiaries	equity
	amounts in millions
Balance at January 1, 2013	$—	—	—	—	—	289	1	989	4,340	5,619
Net earnings (loss)	—	—	—	—	—	—	—	(7)	34	27
Other comprehensive earnings (loss)	—	—	—	—	—	—	(1)	—	(3)	(4)
Stock compensation	—	—	—	—	—	15	—	—	49	64
Shares issued by subsidiary	—	—	—	—	—	(7)	—	—	34	27
Shares repurchased by TripAdvisor	—	—	—	—	—	(63)	—	—	(82)	(145)
Other, net	—	—	—	—	—	(8)	—	—	1	(7)
Balance at December 31, 2013	—	—	—	—	—	226	—	982	4,373	5,581
Net earnings (loss)	—	—	—	—	—	—	—	(22)	31	9
Other comprehensive earnings (loss)	—	—	—	—	—	—	(12)	—	(45)	(57)
Stock compensation	—	—	—	—	7	11	—	—	63	81
Issuance of common stock upon exercise of stock options	—	—	—	—	13	2	—	—	—	15
Minimum withholding taxes on net share settlements of stock-based compensation	—	—	—	—	(1)	(32)	—	—	—	(33)
Excess tax benefits on stock-based compensation	—	—	—	—	1	3	—	—	16	20
Intercompany taxes and debt forgiven by Liberty	—	—	—	—	—	75	—	—	—	75
Fair value of stock options assumed in connection with acquisition	—	—	—	—	1	—	—	—	4	5
Change in capitalization in connection with Trip Spin-Off	—	1	—	—	277	(278)	—	—	—	—
Distribution to Liberty	—	—	—	—	—	—	—	(348)	—	(348)
Shares issued by subsidiary	—	—	—	—	(2)	(7)	—	—	9	—
Other, net	—	—	—	—	—	—	—	—	(1)	(1)
Balance at December 31, 2014	—	1	—	—	296	—	(12)	612	4,450	5,347
Net earnings (loss)	—	—	—	—	—	—	—	(40)	54	14
Other comprehensive earnings (loss)	—	—	—	—	—	—	(12)	—	(45)	(57)
Stock compensation	—	—	—	—	24	—	—	—	67	91
Issuance of common stock upon exercise of stock options	—	—	—	—	5	—	—	—	—	5
Minimum withholding taxes on net share settlements of stock-based compensation	—	—	—	—	(72)	—	—	—	—	(72)
Excess tax benefits on stock-based compensation	—	—	—	—	10	—	—	—	21	31
Shares issued by subsidiary	—	—	—	—	(8)	—	—	—	20	12
Stock settled charitable contribution by subsidiary (note 12)	—	—	—	—	6	—	—	—	61	67
Other, net	—	—	—	—	(1)	—	(1)	—	—	(2)
Balance at December 31, 2015	$—	1	—	—	260	—	(25)	572	4,628	5,436

See accompanying notes to consolidated financial statements.

LIBERTY TRIPADVISOR HOLDINGS, INC.

Notes to Consolidated Financial Statements

December 31, 2015, 2014 and 2013

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

The accompanying consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States (“GAAP”) and represent a combination of the historical financial information of TripAdvisor, a combined company since December 11, 2012 (see note 4 for a more detailed discussion of transactions related to TripAdvisor), and BuySeasons. These financial statements refer to the combination of TripAdvisor and BuySeasons as “TripCo,” “the Company,” “us,” “we” and “our” in the notes to the consolidated financial statements. All significant intercompany accounts and transactions have been eliminated in the consolidated financial statements.

Description of Business

TripAdvisor is an online travel company, empowering users to plan and book the perfect trip. TripAdvisor’s travel research platform aggregates reviews and opinions of members about accommodations, destinations, activities and attractions, and restaurants throughout the world so that its users have access to trusted advice wherever their trip takes them. TripAdvisor’s platform not only helps users plan their trip with its unique user-generated content, but also enables users to compare real-time pricing and availability so that they can book hotels, vacation rentals, flights, activities and attractions, and restaurants. TripAdvisor-branded websites include tripadvisor.com in the United States and localized versions of the website in 46 countries. In addition to the flagship TripAdvisor brand, TripAdvisor manages and operates 23 other travel media brands, connected by the common goal of providing comprehensive travel planning resources across the travel sector. A substantial portion of TripAdvisor’s revenue is derived from advertising, primarily through click-based advertising and, to a lesser extent, display-based advertising sales. In addition, TripAdvisor earns revenue through a combination of subscription-based and transaction-based offerings including: Business Listings; subscription and commission-based offerings from its Vacation Rental products, transaction revenue from selling room nights through Jetsetter and Tingo, selling destination activities and fulfilling online restaurant reservations through Viator and Lafourchette, respectively, and other revenue including content licensing.

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

LIBERTY TRIPADVISOR HOLDINGS, INC.

Notes to Consolidated Financial Statements (Continued)

December 31, 2015, 2014 and 2013

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

In October 2014, the Internal Revenue Service (“IRS”) completed its examination of the Trip Spin-Off and notified Liberty that it agreed with the nontaxable characterization of the transaction. Liberty executed a Closing Agreement with the IRS documenting this conclusion in 2015.

(2)  Summary of Significant Accounting Policies

Cash and Cash Equivalents

Cash consists of cash deposits held in global financial institutions. Cash equivalents consist of highly liquid investments with maturities of three months or less at the time of acquisition.

Accounts Receivable and Allowance for Doubtful Accounts

Accounts receivable are generally due within 30 days and are recorded net of an allowance for doubtful accounts. Such allowance aggregated $6 million and $7 million at December 31, 2015 and 2014, respectively. For accounts outstanding longer than the contractual payment terms, the Company determines an allowance by considering a number of factors, including the length of time trade accounts receivable are past due, previous loss history, a specific customer’s ability to pay its obligations to us, and the condition of the general economy and industry as a whole.

Inventory

Inventory, which consists of party and costume merchandise held for sale, is stated at the lower of cost or market, determined on a first-in, first-out method. Inventory is stated net of valuation adjustments and inventory obsolescence reserves, equal to the difference between the cost of inventory and the estimated market value, of approximately $3 million as of December 31, 2015 and 2014 The Company recorded $3 million and $3 million reductions in the value of its inventory during the years ended December 31, 2015 and 2014 due to the amount of aged inventory on-hand. These charges

LIBERTY TRIPADVISOR HOLDINGS, INC.

Notes to Consolidated Financial Statements (Continued)

December 31, 2015, 2014 and 2013

are included in operating expenses in the statements of operations. Additionally, the Company sold approximately $1 million and $4 million of previously reserved inventory during 2015 and 2014, respectively.

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

Property and Equipment

Property and equipment consists of the following (amounts in millions):

	December 31,
	2015	2014
Building	$123	—
Leasehold improvements	34	36
Computer equipment	38	34
Furniture, office equipment and other	21	17
Construction in progress	—	87
Total property and equipment	$216	174

LIBERTY TRIPADVISOR HOLDINGS, INC.

Notes to Consolidated Financial Statements (Continued)

December 31, 2015, 2014 and 2013

Property and equipment is recorded at cost, net of accumulated depreciation. Depreciation is computed using the straight-line method over the estimated useful lives of the assets, which is three to five years for computer equipment and furniture, office equipment and other. Leasehold improvements are depreciated using the straight-line method, over the shorter of the estimated useful life of the improvement or the remaining term of the lease. TripAdvisor’s building, which is considered an asset for accounting purposes, is depreciated over its estimated useful life of 40 years. Construction-in-progress costs were primarily related to TripAdvisor’s build-to-suit lease obligation during the year ended December 31, 2014, as discussed in note 12.

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

The Company utilizes a qualitative assessment for determining whether step one of the goodwill impairment analysis is necessary. The accounting guidance permits entities to first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the two-step goodwill impairment test. In evaluating goodwill on a qualitative basis the Company reviews the business performance of each reporting unit and evaluates other relevant factors as identified in the relevant accounting guidance to determine whether it is more likely than not that an indicated impairment exists for any of our reporting units. The Company considers whether there are any negative macroeconomic conditions, industry specific conditions, market changes, increased competition, increased costs in doing business, management challenges, the legal environments and how these factors might impact company specific performance in future periods. As part of the analysis, the Company also considers fair value determinations for certain reporting units that have been made at various points throughout the current and prior years for other purposes.

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

LIBERTY TRIPADVISOR HOLDINGS, INC.

Notes to Consolidated Financial Statements (Continued)

December 31, 2015, 2014 and 2013

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

The accounting guidance also permits entities to first perform a qualitative assessment to determine whether it is more likely than not that an indefinite-lived intangible asset is impaired. If the qualitative assessment supports that it is more likely than not that the carrying value of the Company’s indefinite-lived intangible assets, other than goodwill, exceeds its fair value, then a quantitative assessment is performed. If the carrying value of an indefinite-lived intangible asset exceeds its fair value, an impairment loss is recognized in an amount equal to that excess. See note 6 for discussion of goodwill impairments.

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

Noncontrolling Interests

Noncontrolling interest relates to the equity ownership interest in TripAdvisor that the Company does not own. The Company reports noncontrolling interests of consolidated companies within equity in the consolidated balance sheets and the amount of net income attributable to the parent and to the noncontrolling interest is presented in the consolidated statements of operations. Also, changes in ownership interests in consolidated companies in which the Company maintains a controlling interest are recorded in equity.

Foreign Currency Translation and Transaction Gains and Losses

The functional currency of the Company is the United States (“U.S.”) dollar. The functional currency of the Company’s foreign operations generally is the applicable local currency for each foreign subsidiary. Assets and liabilities of foreign subsidiaries are translated at the spot rate in effect at the applicable reporting date, and the consolidated

LIBERTY TRIPADVISOR HOLDINGS, INC.

Notes to Consolidated Financial Statements (Continued)

December 31, 2015, 2014 and 2013

statements of operations are translated at the average exchange rates in effect during the applicable period. The resulting unrealized cumulative translation adjustment, net of applicable income taxes, is recorded as a component of accumulated other comprehensive earnings (loss) in equity.

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

Accordingly, we have recorded foreign exchange losses of $3 million, $10 million, and none for the years ended December 31, 2015, 2014 and 2013, respectively, in other, net on our consolidated statements of operations. These amounts include gains and losses, realized and unrealized, on foreign currency forward contracts.

Revenue Recognition

Revenue is recognized from the sale of goods and advertising services rendered when the following four revenue recognition criteria are met: persuasive evidence of an arrangement exists, services have been rendered, the price is fixed or determinable, and collectability is reasonably assured. Deferred revenue, which primarily relates to subscription-based and commission based arrangements, is recorded when payments are received in advance of TripAdvisor’s performance as required by the underlying agreements.

Click-based Advertising—Revenue is derived primarily from click-through fees charged to TripAdvisor’s travel partners for traveler leads sent to the travel partners’ website. TripAdvisor records revenue from click-through fees after the traveler makes the click-through to the travel partners’ websites. Instant booking commission revenue is recorded at the time a traveler books a hotel transaction on TripAdvisor’s site where TripAdvisor does not assume cancellation risk. In transactions in which TripAdvisor assumes cancellation risk, it records revenue in the month in which the traveler’s stay at a hotel occurs. TripAdvisor has no post-booking service obligations for instant booking transactions.

Display and Other Advertising—TripAdvisor recognizes display advertising revenue ratably over the advertising period or upon delivery of advertising impressions, depending on the terms of the advertising contract. Subscription-based revenue is recognized ratably over the related contractual period over which service is delivered.

Attractions. TripAdvisor receives cash from the consumer at the time of booking of the destination activity and record these amounts, net of commissions, as deferred merchant payables on its consolidated balance sheets. Commission revenue is recorded as deferred revenue at the time of booking and later recognized when the consumer has completed the destination activity. TripAdvisor pays the destination activity operators after the travelers’ use.

Restaurants - TripAdvisor recognizes reservation revenue (or per seated diner fees) on a transaction-by-transaction basis as diners are seated by its restaurant customers. Subscription-based revenue is recognized ratably over the related contractual period over which the service is delivered.

Vacation Rentals - TripAdvisor generates revenue from customers for online advertising services related to the listing of their properties for rent primarily on either a subscription basis over a fixed-term, or on a commission basis for transactions that are booked on TripAdvisor’s platform. Payments for term-based subscriptions received in advance of services being rendered are recorded as deferred revenue and recognized ratably to revenue on a straight-line basis over the listing period. TripAdvisor’s commission revenue is primarily generated on its free-to-list option, in lieu of a pre-paid subscription fee. When a commissionable transaction is booked on TripAdvisor’s platform, it receives cash from the traveler that includes both commission, which is recorded as deferred revenue, and the amount due to the property owner,

LIBERTY TRIPADVISOR HOLDINGS, INC.

Notes to Consolidated Financial Statements (Continued)

December 31, 2015, 2014 and 2013

which is recorded to deferred merchant payables on TripAdvisor’s consolidated balance sheet.  We pay the amount due to the property owner and recognize our commission revenue at the time of the traveler’s stay. Additional revenue is derived on a pay-per-lead basis, as we provide leads for rental properties to property managers. Pay-per-lead revenue is billed and recognized in the period when the leads are delivered to the property managers.

Other Revenue – Retail revenue is recognized at the time of delivery to customers. An allowance for returned merchandise is provided as a percentage of sales based on historical experience. The total reduction in sales due to returns was approximately $3 million, $2 million, and $3 million for each of the years ended December 31, 2015, 2014 and 2013, respectively. Shipping revenue is included in net sales and the related costs of shipping are included in operating expense. Sales tax collected from customers on retail sales is recorded on a net basis and is not included in revenue.

Operating Expense

Operating expenses consist primarily of certain technology and content expenses, including personnel and overhead expenses which include salaries and benefits, stock-based compensation expense and bonuses for salaried employees and contractors engaged in the design, development, testing and maintenance of TripAdvisor’s website and mobile apps. Operating expense also includes to a lesser extent costs of services which are expenses that are closely correlated or directly related to service revenue generated, including advertising fees, flight search fees, credit card fees and data center costs. Other costs include licensing, maintenance expense, computer supplies, technology hardware, actual product cost, provision for obsolete inventory, buying allowances received from suppliers, shipping and handling costs and warehouse costs.

General and Administrative

General and administrative expenses consist primarily of personnel and related overhead costs, including executive leadership, finance, legal and human resource functions and stock-based compensation expense as well as professional service fees and other fees including audit, legal, tax and accounting, and other costs including bad debt expense and TripAdvisor’s charitable foundation costs.

Selling and Marketing

Selling and marketing expenses primarily consist of direct costs, including search engine marketing, or SEM, and catalogue costs. In addition, our indirect sales and marketing expense consists of personnel and overhead expenses, including salaries, commissions, benefits, and bonuses for sales, sales support, customer support and marketing employees.

The Company incurs advertising expense consisting of traffic generation costs from search engines and internet portals, other online and offline advertising expense, promotions and public relations to promote our brands. Costs associated with advertisements are expensed in the period in which the advertisement takes place. Advertising expense was $519 million, $357 million and $251 million for each of the years ended December 31, 2015, 2014 and 2013, respectively.

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

LIBERTY TRIPADVISOR HOLDINGS, INC.

Notes to Consolidated Financial Statements (Continued)

December 31, 2015, 2014 and 2013

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

Included in the accompanying consolidated statements of operations are the following amounts of stock-based compensation for the years ended December 31, 2015, 2014 and 2013 (amounts in millions):

	December 31,
	2015	2014	2013
Operating expense	$32	32	26
Selling, general and administrative	50	42	34
	$82	74	60

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

In November 2015, the Financial Accounting Standards Board (“FASB”) issued new accounting guidance to simplify the presentation of deferred income taxes.  The new guidance requires that deferred tax liabilities and assets be classified as noncurrent in a classified balance sheet and permits the use of either a retrospective or prospective transition method. This guidance is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2015, with early application permitted. The Company has early adopted this guidance.  The retrospective application

LIBERTY TRIPADVISOR HOLDINGS, INC.

Notes to Consolidated Financial Statements (Continued)

December 31, 2015, 2014 and 2013

of this guidance decreased current “Deferred income tax assets” by $11 million, decreased “Other assets” by $2 million and decreased “Deferred income tax liabilities” by $13 million on the consolidated balance sheets as of December 31, 2014.

Deferred Merchant Payables

TripAdvisor receives cash from travelers at the time of booking related to its vacation rental, attractions and transaction-based businesses and it records these amounts, net of commissions, on its consolidated balance sheets as deferred merchant payables. TripAdvisor pays the hotel, attraction provider or vacation rental owner after the travelers’ use and subsequent billing from the hotel, attraction provider or vacation rental owner. Therefore, it receives cash from the traveler prior to paying the hotel, attraction provider or vacation rental owner, and this operating cycle represents a working capital source or use of cash to TripAdvisor. As long as these businesses grow, TripAdvisor expects that changes in working capital related to these transactions, depending on timing of payments and seasonality, will continue to impact operating cash flows. TripAdvisor’s deferred merchant payables balance was $105 million and $93 million for the years ended December 31, 2015 and 2014, respectively.

Certain Risks and Concentrations

The TripAdvisor business is subject to certain risks and concentrations including dependence on relationships with its customers. TripAdvisor is highly dependent on advertising relationships with Expedia and Priceline, which each accounted for more than 10% of TripAdvisor’s consolidated revenue and combined accounted for approximately 46%,  46% and 47% of its total revenue for the years ended December 31, 2015, 2014 and 2013, respectively.

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

LIBERTY TRIPADVISOR HOLDINGS, INC.

Notes to Consolidated Financial Statements (Continued)

December 31, 2015, 2014 and 2013

in the Trip Spin-Off is being used for both basic and diluted earnings per share for all periods prior to the date of the Trip Spin-Off as no Company equities or equity awards were outstanding prior to the Trip Spin-Off.

	Years ended December 31,
	2015	2014
	number of shares in millions
Basic EPS	75	74
Potentially dilutive shares	—	—
Diluted EPS	75	74

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

Reclassifications

Certain prior period amounts have been reclassified for comparability with the current year presentation.

Recently Adopted Accounting Pronouncements

In April 2015, the FASB issued new accounting guidance which requires debt issuance costs related to a recognized debt liability to be presented in the balance sheet as a direct deduction from the carrying amount of the related debt liability instead of being presented as an asset. Debt disclosures will include the face amount of the debt liability and the effective interest rate.  In August 2015, additional accounting guidance was issued on this topic that clarifies the April 2015 guidance for debt issuance costs associated with line-of-credit arrangements, which states the FASB would not object to the continued deferral and presentation of debt issuance costs as an asset, which would be subsequently amortized over the term of the arrangement.  This guidance is effective for fiscal years, and the interim periods within those fiscal years, beginning after December 15, 2015, with early application permitted.  The Company has early adopted this guidance.  The retrospective application of this guidance decreased “Other assets” and “Long-term debt” by $2 million on the consolidated balance sheet as of December 31, 2014. Refer to “Note 7— Debt” below for the current year presentation.

New Accounting Pronouncements Not Yet Adopted

In September 2015, the FASB issued new accounting guidance which eliminates the requirement for an acquirer in a business combination to account for measurement-period adjustments retrospectively. Instead, acquirers must recognize measurement-period adjustments during the period in which they determine the amounts, including the effect on earnings of any amounts that would have been recorded in previous periods if the accounting had been completed at the acquisition date. This update is effective for interim and annual periods beginning after December 15, 2015, with early adoption permitted.  The adoption of this guidance is not expected to have a material impact on our consolidated financial statements and related disclosures.

In May 2014, the FASB issued new accounting guidance on revenue from contracts with customers. The new guidance requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised

LIBERTY TRIPADVISOR HOLDINGS, INC.

Notes to Consolidated Financial Statements (Continued)

December 31, 2015, 2014 and 2013

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

(3)  Supplemental Disclosures to Consolidated Statements of Cash Flows

	Years ended December 31,
	2015	2014	2013
	amounts in millions
Cash paid for acquisitions:
Intangibles not subject to amortization	$17	253	30
Intangibles subject to amortization	12	194	19
Fair value of other assets acquired	2	25	2
Net liabilities assumed	—	(96)	(15)
Deferred tax assets (liabilities)	(2)	(40)	1
Other	—	(5)	(2)
Cash paid for acquisitions, net of cash (acquired)	$29	331	35
Cash paid for interest	$7	8	9
Cash paid for income taxes	$44	54	50

(4)  TripAdvisor Acquisitions and Dispositions

Acquisitions

During the year ended December 31, 2015, TripAdvisor completed three acquisitions for a total purchase price consideration of $28 million and paid in cash. The total cash consideration is subject to adjustment based on the certain indemnification obligations for general representations and warranties of the acquired company stockholders. The cash consideration was paid primarily from TripAdvisor’s international subsidiaries. TripAdvisor acquired 100% of the outstanding capital stock of the following companies: ZeTrip, a personal journal app that helps users log activities, including places they have visited and photos they have taken, purchased in January 2015; BestTables, a provider of an online and mobile reservations platform for restaurants in Portugal and Brazil, purchased in March 2015; and Dimmi, a provider of an online and mobile reservations platform for restaurants in Australia, purchased in May 2015.

The purchase price allocation for TripAdvisor’s 2015 acquisitions is preliminary and subject to revision as more information becomes available, but in any case will not be revised beyond twelve months after the acquisition date and any change to the fair value of assets acquired or liabilities assumed will lead to a corresponding adjustment through the consolidated statement of operations. The primary area of the purchase price allocation which is not yet finalized is related to income tax net operating losses for all 2015 acquisitions.  Acquired goodwill related to our 2015 acquisitions is not deductible for tax purposes. Pro-forma results of operations for these acquisitions have not been presented as the financial impact to our consolidated financial statements, both individually and in aggregate, would not be materially different from historical results.

LIBERTY TRIPADVISOR HOLDINGS, INC.

Notes to Consolidated Financial Statements (Continued)

December 31, 2015, 2014 and 2013

The following table presents the initial purchase price allocations recorded on our consolidated balance sheet for all 2015 acquisitions (in millions):

Goodwill	$17
Intangible assets	12
Net tangible assets	1
Deferred tax liabilities, net	(2)
Total purchase price consideration	$28

Intangible assets acquired during 2015 included trade names of $2 million, customer lists and supplier relationships of $7 million, and technology and other of $3 million.  The overall weighted average life of the intangible assets acquired in the purchase of these businesses during 2015 was approximately 6 years, and will be amortized on a straight-line basis over their estimated useful lives.

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

The following table presents the purchase price allocations recorded on our consolidated balance sheet for all 2014 acquisitions (in millions):

Net assets (including acquired cash)	$94
Goodwill	253
Intangible assets	194
Deferred tax liabilities, net	(40)
Accrued expenses and other liabilities	(101)
Total purchase price consideration	$400

The excess purchase price over identifiable net tangible assets of $253 million has been recorded to goodwill in the accompanying consolidated balance sheet as of December 31, 2014. The goodwill in these transactions is primarily attributable to expected operational synergies, the assembled workforces, and the future development initiatives of the assembled workforces. Approximately $5 million of goodwill is expected to be deductible for tax purposes. A total of $194 million was allocated to identifiable intangible assets subject to amortization, including customer and supplier relationships, tradenames, subscription relationships, developed technology and other intangibles. The weighted-average life of the identifiable definite-lived intangible assets acquired in 2014 is approximately 7 years and will be amortized on a straight-line basis. Pro forma financial information related to these acquisitions has not been provided as they are not material to our consolidated results of operations.

During the year ended December 31, 2013, TripAdvisor completed six acquisitions for total cash consideration of approximately $35 million, net of cash acquired.

LIBERTY TRIPADVISOR HOLDINGS, INC.

Notes to Consolidated Financial Statements (Continued)

December 31, 2015, 2014 and 2013

Approximately $1 million, $4 million, and $2 million of acquisition-related costs were expensed as incurred during the years ended December 31, 2015, 2014 and 2013, respectively, and are included in general and administrative expenses in the consolidated statements of operations.

Dispositions

In August 2015, TripAdvisor sold its 100% interest in a Chinese subsidiary to an unrelated third party for $28 million in cash consideration.  Accordingly, TripAdvisor deconsolidated $11 million of assets (which included $3 million of cash sold) and $4 million of liabilities from its consolidated balance sheets and recognized a $20 million gain on sale in other, net on the consolidated statements of operations.

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

The Company’s assets and liabilities measured at fair value are as follows:

	December 31, 2015			December 31, 2014
		Quoted prices	Significant		Quoted prices	Significant
		in active	other		in active	other
		markets for	observable		markets for	observable
		identical assets	inputs		identical assets	inputs
Description	Total	(Level 1)	(Level 2)	Total	(Level 1)	(Level 2)
	amounts in millions
Cash equivalents	$44	39	5	58	58	—
Marketable securities	$47	—	47	108	—	108
Available-for-sale securities	$37	—	37	31	—	31

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

LIBERTY TRIPADVISOR HOLDINGS, INC.

Notes to Consolidated Financial Statements (Continued)

December 31, 2015, 2014 and 2013

(6)  Goodwill and Other Intangible Assets

Goodwill and Indefinite Lived Intangible Assets

Changes in the carrying amount of goodwill are as follows (amounts in millions):

		Corporate
	TripAdvisor	and Other	Total
Balance at January 1, 2014	$3,460	—	3,460
Acquisition (1)	253	—	253
Other (2)	(22)	—	(22)
Balance at December 31, 2014	3,691	—	3,691
Acquisition (1)	17	—	17
Other (2)	(19)	—	(19)
Balance at December 31, 2015	$3,689	—	3,689

(1)	Additions to goodwill relate to TripAdvisor’s acquisitions. See “Note 4 – TripAdvisor, Inc. Acquisitions and Dispositions,” for further information.
(2)	Other changes are primarily due to foreign currency translation on goodwill.

As presented in the accompanying consolidated balance sheets, trademarks are the other significant indefinite lived intangible asset and the change from the prior year is due to the change in foreign exchange rates.

Intangible Assets subject to amortization

Intangible assets subject to amortization are comprised of the following:

	December 31, 2015				December 31, 2014
	Weighted
	Average	Gross		Net	Gross		Net
	Remaining	carrying	Accumulated	carrying	carrying	Accumulated	carrying
	Useful Life	amount	amortization	amount	amount	amortization	amount
	in years	amounts in millions
Customer relationships	5	965	(599)	366	979	(456)	523
Other	6	444	(185)	259	428	(110)	318
Total		1,409	(784)	625	1,407	(566)	841

Amortization of TripAdvisor intangible assets acquired during 2012 are expected to match the usage of the related assets and are being amortized on an accelerated basis as reflected in amortization expense and in the future amortization table below.

Amortization expense was $245 million, $279 million and $303 million for the years ended December 31, 2015, 2014 and 2013, respectively.

LIBERTY TRIPADVISOR HOLDINGS, INC.

Notes to Consolidated Financial Statements (Continued)

December 31, 2015, 2014 and 2013

The estimated future amortization expense for the next five years related to intangible assets with definite lives as of December 31, 2015, assuming no subsequent impairment of the underlying assets, is as follows (amounts in millions):

2016	$193
2017	$175
2018	$112
2019	$108
2020	$103

Impairments

During the years ended December 31, 2015, 2014 and 2013, we recorded impairments related to BuySeasons, presented in the statements of operations, which is included in the Corporate and other segment. The impairments are primarily related to trademarks. Continued declining operating results as compared to budgeted results and certain trends required a quantitative impairment test and a determination of fair value for BuySeasons. This fair value, including the related intangibles and goodwill, was determined using projections of future operating performance and applying a combination of market multiples (market approach) and discounted cash flow (income approach) calculations (Level 3). As of December 31, 2015 the accumulated impairment losses for BuySeasons was $46 million.

(7) Debt

Outstanding debt at December 31, 2015 and 2014 is summarized as follows:

	December 31,	December 31,
	2015	2014
	amounts in millions
TripAdvisor 2011 Credit Facility	$—	300
TripAdvisor 2015 Credit Facility	200	—
TripCo margin loans	421	404
Chinese credit facilities	1	38
Unamortized discount and debt issuance costs	(1)	(2)
Total consolidated TripCo debt	$621	740
Less debt classified as current	(1)	(78)
Total long-term debt	$620	662

TripAdvisor 2011 Credit Facility

In 2011, TripAdvisor entered into a credit agreement (the “2011 Credit Facility”), which provided $600 million of borrowing including:

•	a term loan facility in an aggregate principal amount of $400 million with a term of five years due December 2016 (“Term Loan”); and
•	a revolving credit facility in an aggregate principal amount of $200 million available in U.S. dollars, Euros and British pound sterling with a term of five years expiring December 2016.

LIBERTY TRIPADVISOR HOLDINGS, INC.

Notes to Consolidated Financial Statements (Continued)

December 31, 2015, 2014 and 2013

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

TripAdvisor immediately borrowed $290 million from this revolving credit facility, which was used to repay all outstanding borrowings pursuant to the 2011 Credit Facility and is recorded in long term debt in the accompanying consolidated balance sheets as of December 31, 2015.  There is no specific repayment date prior to the five-year maturity date for borrowings under this revolving credit facility. During the year ended December 31, 2015, TripAdvisor repaid $90 million of its outstanding borrowings on the 2015 Credit Facility.  Based on TripAdvisor’s current leverage ratio, borrowings bear interest at LIBOR plus 125 basis points, or the Eurocurrency Spread. TripAdvisor is currently borrowing under a one-month interest period of 1.7% per annum, using a one-month interest period Eurocurrency Spread, which will reset periodically. Interest will be payable on a monthly basis while TripAdvisor is borrowing under the one-month interest rate period.

TripAdvisor is also required to pay a quarterly commitment fee, on the average daily unused portion of the revolving credit facility for each fiscal quarter and fees in connection with the issuance of letters of credit. Unused revolver capacity is currently subject to a commitment fee of 20 basis points, given TripAdvisor’s current leverage ratio. The 2015 Credit Facility includes $15 million of borrowing capacity available for letters of credit and $40 million for borrowings on same-day notice. As of December 31, 2015, TripAdvisor had issued $2 million of outstanding letters of credit under the 2015 Credit Facility.

In connection with the 2015 Credit Facility, TripAdvisor incurred lender fees and debt financing costs totaling $3 million, which were capitalized as deferred financing costs and recorded in other assets on the consolidated balance sheets. These costs will be amortized over the term of the 2015 Credit Facility using the effective interest rate method and will be recorded to interest expense in the consolidated statements of operations.

TripAdvisor may voluntarily repay any outstanding borrowing under the 2015 Credit Facility at any time without premium or penalty, other than customary breakage costs with respect to Eurocurrency loans. Certain wholly-owned domestic subsidiaries of TripAdvisor have agreed to guarantee TripAdvisor’s obligations under the 2015 Credit Facility.

The 2015 Credit Facility contains a number of covenants that, among other things, restrict TripAdvisor’s ability to: incur additional indebtedness, create liens, enter into sale and leaseback transactions, engage in mergers or consolidations, sell or transfer assets, pay dividends and distributions, make investments, loans or advances, prepay certain subordinated indebtedness, make certain acquisitions, engage in certain transactions with affiliates, amend material

LIBERTY TRIPADVISOR HOLDINGS, INC.

Notes to Consolidated Financial Statements (Continued)

December 31, 2015, 2014 and 2013

agreements governing certain subordinated indebtedness, and change the fiscal year. The 2015 Credit Facility also requires TripAdvisor to maintain a maximum leverage ratio and contains certain customary affirmative covenants and events of default, including a change of control. If an event of default occurs, the lenders under the 2015 Credit Facility will be entitled to take various actions, including the acceleration of all amounts due under the 2015 Credit Facility.

TripAdvisor Chinese Credit Facilities

In addition to borrowings under the 2015 Credit Facility, TripAdvisor maintains Chinese Credit Facilities. As of December 31, 2015 and 2014, there were approximately $1 million and $38 million of short term borrowings outstanding, respectively.

TripAdvisor’s Chinese subsidiary entered into a $30 million, one year revolving credit facility with Bank of America (the “Chinese Credit Facility—BOA”) that is currently subject to review on a periodic basis with no specific expiration period. The Chinese Credit Facility—BOA bears interest at a rate based on 100% of the People’s Bank of China’s base rate, which was 4.35% as of December 31, 2015. During the year ended December 31, 2015, TripAdvisor made a $22 million repayment of its outstanding borrowings on the Chinese Credit Facility—BOA. As of December 31, 2015, TripAdvisor had $1 million of borrowings outstanding under the Chinese Credit Facility—BOA.

In addition, TripAdvisor’s Chinese subsidiary entered into a RMB 125,000,000 (approximately $20 million) one-year revolving credit facility with J.P. Morgan Chase Bank (“Chinese Credit Facility—JPM”). The Chinese Credit Facility—JPM bears interest at a rate based on 100% of the People’s Bank of China’s base rate, which was 4.35% as of December 31, 2015. During the year ended December 31, 2015, TripAdvisor made a $19 million repayment of its outstanding borrowings on the Chinese Credit Facility—JPM. As of December 31, 2015, there are no outstanding borrowings under the Chinese Credit Facility—JPM.

TripCo Debt

On August 21, 2014, a wholly owned subsidiary of TripCo (“TripSPV”), entered into two margin loan agreements which aggregated total borrowings of $400 million. Prior to the Trip Spin-Off, approximately $348 million of such amount was distributed to Liberty. Common Stock and Class B Common Stock of TripAdvisor were pledged as collateral pursuant to these agreements. Each agreement contains language that indicates that TripSPV, as borrower and transferor of underlying shares as collateral, has the right to exercise all voting, consensual and other powers of ownership pertaining to the transferred shares for all purposes, provided that TripCo agrees that it will not vote the shares in any manner that would reasonably be expected to give rise to transfer or certain other restrictions. Similarly, the loan agreements indicate that no lender party shall have any voting rights with respect to the shares transferred, except to the extent that a lender party buys any shares in a sale or other disposition made pursuant to the terms of the loan agreements. The agreements also contain certain restrictions related to additional indebtedness and margin calls. The initial margin call would require the outstanding balance to be reduced to $300 million if at any time the closing price per share of TripAdvisor common stock were to fall below certain minimum values. Interest on the margin loans accrues at a rate of 3.65% plus LIBOR for six months and 3.25% thereafter to be paid in kind or cash at the election of TripSPV. The Company expects that interest on the loan will be paid in kind and added to the principal amount on the loan. During the year ended December 31, 2015, TripCo recorded $17 million of non-cash interest related to the loan. The term of the loan is three years and the maturity date is August 22, 2017.

LIBERTY TRIPADVISOR HOLDINGS, INC.

Notes to Consolidated Financial Statements (Continued)

December 31, 2015, 2014 and 2013

As of December 31, 2015, the values of TripAdvisor’s shares pledged as collateral pursuant to the margin loan agreements, determined based on the trading price of the Common Stock and on an as-if converted basis for the Class B Common Stock, are as follows:

	Number of Shares
	Pledged
	as Collateral as of	Share value as of
Pledged Collateral	December 31, 2015	December 31, 2015
	amounts in millions
Common Stock	18.2	$1,552
Class B Common Stock	12.8	$1,091

The outstanding margin loans contain various affirmative and negative covenants that restrict the activities of the borrower. The loan agreements do not include any financial covenants.

Additionally, in support of the margin loan agreements, TripCo and Liberty Interactive LLC entered into a promissory note whereby TripCo may request, upon certain margin call thresholds, up to $200 million in funds. Proceeds from the promissory note must be used by TripSPV to offset obligations under the margin loan agreements.

Fair Value

Due to the primarily variable rate nature, TripCo believes that the carrying amount of its debt approximated fair value at December 31, 2015 and 2014.

Debt Covenants

As of December 31, 2015, each of the Company and TripAdvisor was in compliance with its respective debt covenants.

(8)  Income Taxes

TripCo was included in the federal consolidated income tax return of Liberty prior to August 27, 2014. The tax provision included in these financial statements has been prepared on a stand-alone basis, as if TripCo was not part of the consolidated Liberty group. TripAdvisor, as a consolidated subsidiary for financial statement purposes, is not included in the Liberty consolidated group tax return and is not included in the TripCo consolidated group tax return subsequent to the Trip Spin-Off as TripCo owns less than 80% of TripAdvisor. Additionally, upon the completion of the Trip Spin-Off, the unused stand-alone net operating losses of BuySeasons was treated as a deemed equity distribution at that date. Furthermore, the income taxes payable allocated to TripCo by Liberty as of August 27, 2014 was treated as a deemed equity contribution of $29 million from Liberty upon completion of the Trip Spin-Off.

LIBERTY TRIPADVISOR HOLDINGS, INC.

Notes to Consolidated Financial Statements (Continued)

December 31, 2015, 2014 and 2013

Income tax benefit (expense) consists of:

	Years ended
	December 31,
	2015	2014	2013
	amounts in millions
Current:
Federal	$(42)	(77)	(32)
State and local	(7)	(22)	(10)
Foreign	(26)	(6)	(20)
	$(75)	(105)	(62)
Deferred:
Federal	$52	55	9
State and local	7	(16)	76
Foreign	26	31	32
	85	70	117
Income tax benefit (expense)	$10	(35)	55

The following table presents a summary of our domestic and foreign earnings from continuing operations before income taxes:

	Years ended
	December 31,
	2015	2014	2013
	amounts in millions
Domestic	$(70)	4	(23)
Foreign	74	40	(5)
Total	$4	44	(28)

LIBERTY TRIPADVISOR HOLDINGS, INC.

Notes to Consolidated Financial Statements (Continued)

December 31, 2015, 2014 and 2013

Income tax benefit (expense) differs from the amounts computed by applying the U.S. federal income tax rate of 35% as a result of the following:

	Years ended
	December 31,
	2015	2014	2013
	amounts in millions
Computed expected tax benefits (expense)	$(1)	(16)	10
State and local taxes, net of federal income taxes	2	(7)	(3)
Foreign taxes, net of foreign tax credits	48	28	15
Change in estimated tax rate	3	(15)	46
Basis difference in consolidated subsidiary	(21)	(5)	—
Change in valuation allowance	(7)	(7)	(3)
Change in unrecognized tax benefits	(12)	(14)	(9)
Other	(2)	1	(1)
Income tax (expense) benefit	$10	(35)	55

During 2015, the Company had income tax benefits from earnings in foreign jurisdictions taxed at rates lower than the 35% U.S. federal tax rate, partially offset by the recognition of deferred tax liabilities for basis differences in the stock of a consolidated subsidiary, changes in valuation allowance, and changes in unrecognized tax benefits. Included in the income tax benefits from earnings in foreign jurisdictions is a $13 million tax benefit recorded at TripAdvisor as a result of a favorable decision in a U.S tax court case issued in July 2015 related to the treatment of stock-based compensation in intercompany cost-sharing agreements.

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

LIBERTY TRIPADVISOR HOLDINGS, INC.

Notes to Consolidated Financial Statements (Continued)

December 31, 2015, 2014 and 2013

The tax effects of temporary differences that give rise to significant portions of the deferred income tax assets and deferred income tax liabilities are presented below:

	December 31,
	2015	2014
	amounts in millions
Deferred tax assets:
Loss carryforwards	$89	48
Stock-based compensation	56	45
Other	65	61
Total deferred tax assets	210	154
Less: valuation allowance	(23)	(23)
Net deferred tax assets	187	131
Deferred tax liabilities:
Intangible assets	(811)	(870)
Investments	(33)	(12)
Other	(62)	(57)
Total deferred tax liabilities	(906)	(939)
Net deferred tax liability	$(719)	(808)

During the year ended December 31, 2015, there was a $7 million increase in the Company’s valuation allowance that affected tax expense and a  $7 million decrease in the valuation allowance due to the sale of a foreign subsidiary at TripAdvisor.

TripAdvisor has not provided for deferred U.S. income taxes on undistributed earnings of certain foreign consolidated companies that it intends to reinvest permanently outside the United States; the total amount of such earnings as of December 31, 2015 was $759 million. Should these earnings be distributed or treated under certain U.S. tax rules as having distributed earnings of foreign consolidated companies in the form of dividends or otherwise, TripAdvisor may be subject to U.S. income taxes. Due to complexities in tax laws and various assumptions that would have to be made, it is not practicable at this time to estimate the amount of unrecognized deferred U.S. taxes on these earnings.

At December 31, 2015, the Company has a deferred tax asset of $89 million for federal, state, and foreign loss carryforwards.  Of this amount, $55 million is recorded at TripAdvisor.  If not utilized to reduce income tax liabilities at TripAdvisor in future periods, these loss carryforwards will expire at various times between 2016 and 2035.  The remaining deferred tax asset of $34 million relates to federal and state net operating loss carryforwards recorded at TripCo. If not utilized to reduce income tax liabilities at TripCo in future periods, these net operating loss carryforwards will expire at various times between 2021 and 2035.  The loss carryforwards recorded at TripAdvisor and TripCo are expected to be utilized prior to expiration, except for $6 million of state net operating losses and $17 million of foreign net operating losses (on a tax-effected basis), which based on current projections of state and foreign taxable income may expire unused.

As of December 31, 2015, 2014 and 2013 the Company had recorded tax reserves of $89 million, $67 million and $36 million, respectively, related to unrecognized tax benefits for uncertain tax positions, which is classified as long-term and included in other long-term liabilities on the consolidated balance sheets. Prior to the acquisition of a controlling interest in TripAdvisor in December 2012, the Company did not have any unrecognized tax benefits for uncertain tax positions. If the unrecognized tax benefits were to be recognized for financial statement purposes, approximately $53 million, $65 million and $19 million for the years ended December 31, 2015, 2014 and 2013, respectively, would be reflected in the Company’s tax expense and affect its effective tax rate. The Company’s estimate of its unrecognized tax

LIBERTY TRIPADVISOR HOLDINGS, INC.

Notes to Consolidated Financial Statements (Continued)

December 31, 2015, 2014 and 2013

benefits related to uncertain tax positions requires a high degree of judgment. The Company does not believe it is reasonably possible the gross unrecognized tax benefits may increase or be paid within the next twelve months.

A reconciliation of unrecognized tax benefits is as follows (amounts in millions):

	Years ended
	December 31,
	2015	2014	2013
Balance at beginning of year	$67	36	24
Additions based on tax positions related to the current year	15	13	12
Additions for tax positions of prior years	7	18	4
Reductions for tax positions of prior years	—	—	(4)
Balance at end of year	$89	67	36

As of December 31, 2015, Liberty’s 2001 through 2011 tax years are closed for federal income tax purposes, and the IRS has completed its examination of Liberty’s 2012 and 2013 tax years. The tax loss carryforwards from the 2010 through 2012 tax years are still subject to adjustment. Liberty’s 2014 tax year is being examined currently as part of the IRS’s Compliance Assurance Process (“CAP”) program, and TripCo’s 2014 and 2015 tax years are also being examined currently as part of the CAP program. As discussed earlier, because TripCo’s ownership of TripAdvisor is less than the required 80%, TripAdvisor does not consolidate with TripCo for federal income tax purposes.

Prior to December 2011, Trip Advisor was included in the consolidated federal income tax returns filed by Expedia. Expedia’s 2009 and 2010 tax years are currently being audited by the IRS. TripAdvisor and Expedia are parties to a tax sharing agreement whereby TripAdvisor is generally required to indemnify Expedia for any taxes resulting from the Expedia spin-off (and any related interest, penalties, legal and professional fees, and all costs and damages associated with related stockholder litigation or controversies) to the extent such amounts resulted from (i) any act or failure to act by TripAdvisor described in the covenants in the tax sharing agreement, (ii) any acquisition of TripAdvisor’s equity securities or assets or those of a member of its group, or (iii) any failure of the representations with respect to TripAdvisor or any member of its group to be true or any breach by TripAdvisor or any member of its group of any covenant, in each case, which is contained in the separation documents or in the documents relating to the IRS private letter ruling and/or the opinion of counsel.

TripAdvisor is undergoing an audit by the IRS for the 2012 and 2013 tax years. Various states are currently examining TripAdvisor’s prior year’s state income tax returns. TripAdvisor is no longer subject to tax examinations by tax authorities for years prior to 2007.  As of December 31, 2015, no material assessments have resulted.

As of December 31, 2015 and 2014, the Company had recorded approximately $6 million and $4 million, respectively, of accrued interest and penalties related to uncertain tax positions.

(9) Stock-Based Compensation

TripCo Incentive Plans

In connection with the Trip Spin-Off,  the holder of an outstanding option or stock appreciation right (collectively “Award”) to purchase shares of Liberty Ventures Series A and Series B common stock on the record date (a “Liberty

LIBERTY TRIPADVISOR HOLDINGS, INC.

Notes to Consolidated Financial Statements (Continued)

December 31, 2015, 2014 and 2013

Ventures Award”) received an Award to purchase shares of the corresponding series of TripCo common stock and an adjustment to the exercise price and number of shares subject to the original Liberty Ventures Award (as so adjusted, an “adjusted Liberty Ventures Award”).  Following the Trip Spin-Off, employees of Liberty hold Awards in both Liberty Ventures common stock and TripCo common stock.  The compensation expense relating to employees of Liberty is recorded at Liberty. Therefore, compensation expense related to Awards resulting from the Trip Spin-Off will not be recognized in the Company’s consolidated financial statements.

Except as described above, all other terms of an adjusted Liberty Ventures Award and a new TripCo Award (including, for example, the vesting terms thereof) are in all material respects, the same as those of the corresponding original Liberty Ventures Award.

Pursuant to the Liberty TripAdvisor Holdings, Inc. 2014 Omnibus Incentive Plan (Amended and Restated as of March 11, 2015) (the “2014 Plan”), the Company may grant Awards in respect of a maximum of 6.7 million shares of TripCo common stock.  Awards generally vest over 4-5 years and have a term of 7-10 years.  TripCo issues new shares upon exercise of equity awards.

TripCo - Grants

During the year ended December 31, 2015 and pursuant to the 2014 Plan, TripCo granted 25 thousand options to purchase shares of Series A common stock to its non-employee directors.  Such options had a weighted average grant-date fair value of $12.66 per share and cliff vest over a 1-year vesting period.  There were no options to purchase shares of Series B common stock granted during the period.

The Company has calculated the grant-date fair value for all of its equity classified awards and any subsequent remeasurement of its liability classified awards using the Black-Scholes-Merton Model.  The Company estimates the expected term of the Awards based on historical exercise and forfeiture data.  For grants made in 2014 and 2015, the range of expected terms was 6 years to 7 years.  Since TripCo common stock has not traded on the stock market for a significant length of time, the volatility used in the calculation for Awards is based on a blend of the historical volatility of TripCo and TripAdvisor common stock and the implied volatility of publicly traded TripCo and TripAdvisor options; as the most significant asset within TripCo, the volatility of TripAdvisor was considered in the overall volatility of TripCo.  For grants made in 2014 and 2015, the range of volatilities was 40.8% to 45.9%.  The Company uses a zero dividend rate and the risk-free rate for Treasury Bonds with a term similar to that of the subject options. The Company recognizes the cost of an Award over the period during which the employee is required to provide service (usually the vesting period of the Award).

LIBERTY TRIPADVISOR HOLDINGS, INC.

Notes to Consolidated Financial Statements (Continued)

December 31, 2015, 2014 and 2013

TripCo - Outstanding Awards

The following table presents the number and weighted average exercise price (“WAEP”) of Awards to purchase TripCo common stock granted to certain officers, employees and directors of the Company, as well as the weighted average remaining life and aggregate intrinsic value of the Awards.

			Weighted
			average
			remaining	Aggregate
			contractual	intrinsic
	Series A	WAEP	life	value
	in thousands		in years	in millions
Outstanding at January 1, 2015	1,090	$13.94
Granted	25	$30.46
Exercised	(394)	$13.61
Forfeited/Cancelled	(1)	$22.75
Outstanding at December 31, 2015	720	$14.67	3.5	$11
Exercisable at December 31, 2015	628	$13.63	3.1	$11

Weighted
average
			remaining	Aggregate
			contractual	intrinsic
	Series B	WAEP	life	value
	in thousands		in years	(in millions)
Outstanding at January 1, 2015	1,797	$27.83
Granted	—	$—
Exercised	—	$—
Forfeited/Cancelled	—	$—
Outstanding at December 31, 2015	1,797	$27.83	9.0	$5
Exercisable at December 31, 2015	—	$—	—	$—

As of December 31, 2015, the total unrecognized compensation cost related to unvested equity Awards was $20 million. Such amount will be recognized in the Company’s statements of operations over a weighted average period of approximately 2.4 years.

TripCo - Exercises

The aggregate intrinsic value of all TripCo options exercised during the years ended December 31, 2015 and 2014 was $7.3 million and $10.7 million, respectively.

The aggregate intrinsic value of all Liberty options, related to BuySeasons employees, exercised during the year ended December 31, 2013 was $1.6 million.

TripCo — Restricted Stock

The aggregate fair value of all restricted shares of TripCo common stock and Liberty common stock that vested during the years ended December 31, 2015, 2014 and 2013, respectively, was less than a million.

LIBERTY TRIPADVISOR HOLDINGS, INC.

Notes to Consolidated Financial Statements (Continued)

December 31, 2015, 2014 and 2013

TripAdvisor Equity Grant Awards

Pursuant to TripAdvisor’s 2011 Stock and Annual Incentive Plan (the “2011 Incentive Plan”), TripAdvisor may grant restricted stock, restricted stock awards, RSUs, stock options and other stock-based awards to TripAdvisor directors, officers, employees and consultants. Grants were valued using a volatility of 41.8% and the applicable risk free rate for an expected term of 5.4 years for the year ended December 31, 2015, volatility of 44.0% and the applicable risk free rate for an expected term of 5.8 years for the year ended December 31, 2014, and a volatility of 50.8% and the applicable risk free interest rate for an expected term of 6.1 years for the year ended December 31, 2013.

Performance-based stock options and RSUs vest upon achievement of certain TripAdvisor company-based performance conditions and a requisite service period. On the date of grant, the fair value of stock options is calculated using a Black-Scholes-Merton model, which incorporates assumptions to value stock-based awards, including the risk-free rate of return, expected volatility, expected term and expected dividend yield. If, upon grant, TripAdvisor assesses the achievement of performance targets as probable, compensation expense is recorded for the awards over the estimated performance period on a straight-line basis. At each reporting period, the probability of achieving the performance targets and the performance period required to meet those targets is assessed. To the extent actual results or updated estimates differ from TripAdvisor’s estimates, the cumulative effect on current and prior periods of those changes will be recorded in the period estimates are revised, or the change in estimate will be applied prospectively depending on whether the change affects the estimate of total compensation cost to be recognized or merely affects the period over which compensation cost is to be recognized.

The following table presents the number, weighted average exercise price (“WAEP”) and aggregate intrinsic value of stock options to purchase TripAdvisor common stock granted under their 2011 Incentive Plan:

			Weighted
			Average
			Remaining	Aggregate
	Number of		Contractual	Intrinsic
	Options	WAEP	Life	Value
	(in thousands)		(in years)	(in millions)
Outstanding at January 1, 2015	8,651	$44.47
Granted	587	$83.78
Exercised	(3,187)	$33.78
Cancelled or expired	(331)	$57.44
Outstanding at December 31, 2015	5,720	$53.71	5.6	$187
Exercisable at December 31, 2015	2,480	$36.69	4.3	$122

During the year ended December 31, 2015, TripAdvisor granted 0.6 million of service based stock options under their 2011 Incentive Plan, with a weighted average estimated grant-date fair value per option of $33.02. These stock options generally have a contractual term of ten years from the date of grant and generally vest over a four year requisite service period. As of December 31, 2015, the total number of shares available under the 2011 Incentive Plan is 17,200,758 shares. TripAdvisor related stock-based compensation for the year ended December 31, 2015 was approximately $77 million. As of December 31, 2015, the total unrecognized compensation cost related to unvested TripAdvisor stock options was approximately $56 million and will be recognized over a weighted average period of approximately 2.5 years.

Restricted Stock Units  RSUs are stock awards that are granted to employees entitling the holder to shares of TripAdvisor common stock as the award vests. RSUs are measured at fair value based on the number of shares granted and the quoted price of TripAdvisor common stock at the date of grant. The fair value of RSUs, net of estimated forfeitures,

LIBERTY TRIPADVISOR HOLDINGS, INC.

Notes to Consolidated Financial Statements (Continued)

December 31, 2015, 2014 and 2013

is amortized as stock-based compensation expense over the vesting term on a straight-line basis, with the amount of compensation expense recognized at any date at least equaling the portion of the grant-date fair value of the award that is vested at that date.

During the year ended December 31, 2015, TripAdvisor granted 1 million service based RSUs under their 2011 Incentive Plan for which the fair value was measured based on the quoted price of TripAdvisor common stock at the date of grant. The weighted average grant date fair value for RSUs granted during 2015 was $82.95 per share. The unvested TripAdvisor RSUs had a weighted average grant date fair value of $79.02 as of December 31, 2015. As of December 31, 2015, the total unrecognized compensation cost related to 1.8 million unvested TripAdvisor RSU’s outstanding was approximately $94 million which will be recognized over the remaining vesting term of approximately 2.7 years.

(10)  Employee Benefit Plans

Consolidated companies of TripCo sponsor 401(k) plans, which provide their employees an opportunity to make contributions to a trust for investment in TripCo common stock, as well as other mutual funds. The Company’s consolidated companies make matching contributions to the plans based on a percentage of the amount contributed by employees. Employer cash contributions related to BuySeasons and TripAdvisor were  $7 million, $5 million and $5 million for the years ended December 31, 2015, 2014 and 2013, respectively.

(11)  Related Party Transactions

Agreement with Chairman, President and CEO

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

In June 2013, TripAdvisor entered into a lease to move its headquarters to Needham, Massachusetts in 2015. TripAdvisor was the deemed owner (for accounting purposes only) of the new building during the construction period under build to suit lease accounting. As building construction began in the fourth quarter of 2013, TripAdvisor recorded project construction costs incurred by the landlord as a construction-in-progress asset and a corresponding construction financing obligation in “Property and equipment, at cost” and “Other liabilities,” respectively, in the consolidated balance sheets.

Upon completion of construction at the end of the second quarter of 2015, TripAdvisor evaluated the construction-in-progress asset and construction financing obligation for de-recognition under the criteria for “sale-leaseback” treatment under GAAP. TripAdvisor has continued economic involvement in the facility, and therefore did not meet the provisions

LIBERTY TRIPADVISOR HOLDINGS, INC.

Notes to Consolidated Financial Statements (Continued)

December 31, 2015, 2014 and 2013

for sale-leaseback accounting. This determination was based on TripAdvisor's continuing involvement with the property in the form of non-recourse financing to the lessor. Therefore, the lease has been accounted for as a financing obligation. Accordingly, TripAdvisor began depreciating the building asset over its estimated useful life and incurring interest expense related to the financing obligation imputed using the effective interest rate method. TripAdvisor will bifurcate the lease payments into (i) a portion that is allocated to the building (a reduction to the construction financing obligation) and; (ii) a portion that is allocated to the land on which the building was constructed. The portion of the lease payments allocated to the land is treated as an operating lease that commenced in 2013. The construction financing obligation is considered a long-term finance lease obligation and is recorded to noncurrent “Other liabilities” in the consolidated balance sheets.  At the end of the lease term, the carrying value of the building asset and of the remaining financing obligation are expected to be equal, at which time TripAdvisor may either surrender the leased asset as settlement of the remaining financing obligation or extend the initial term of the lease for the continued use of the asset. The lease payments under the new lease will approximate $9.5 million annually. TripAdvisor incurred approximately $6 million,  $62 million and $8 million of non-cash construction costs and related obligations in connection with the capitalization of construction-in-progress and tenant improvement costs during the years ended December 31, 2015, 2014 and 2013, respectively.

TripAdvisor also leases an aggregate of approximately 410,000 square feet at approximately 40 other locations across North America, Europe and Asia Pacific, primarily for its international management teams, sales offices, and subsidiary headquarters, pursuant to leases with expiration dates through June 2027.

For the years ended December 31, 2015, 2014 and 2013, TripCo recorded rental expense of $22 million, $22 million and $15 million, respectively. The following table presents TripCo’s estimated future minimum rental payments under operating leases with non-cancelable lease terms, including the new TripAdvisor headquarters lease, that expire after December 31, 2015 (amounts in millions):

2016	$25
2017	26
2018	26
2019	25
2020	25
Thereafter	158
$285

Charitable Foundation

TripAdvisor has historically funded 2% of its annual operating income before amortization and stock-based compensation to The TripAdvisor Foundation (“the Foundation”). TripAdvisor’s pledge agreement provided for an immediate satisfaction of all future annual contributions, by paying an amount of eight multiplied by TripAdvisor’s prior year contribution to the Foundation. TripAdvisor exercised this right under the pledge agreement in December 2015.  Consequently, TripAdvisor recorded an expense for the year ending December 31, 2015 in the amount of $67 million for the contribution, which was recorded to general and administrative expense in the consolidated statements of operations. TripAdvisor settled this obligation with treasury shares based on the fair value of its common stock on the date the treasury shares were issued to the Foundation. Due to the one-time nature and use of stock to settle the obligation, the amount has been excluded from Adjusted OIBDA for the year ended December 31, 2015, as shown in note 13. TripAdvisor does not expect to make any future contributions to the Foundation. The Board of Directors of the Foundation is comprised of Stephen Kaufer- TripAdvisor President and Chief Executive Officer, Julie M.B. Bradley- former TripAdvisor Chief Financial Officer and Seth J. Kalvert- TripAdvisor Senior Vice President, General Counsel and Secretary.

LIBERTY TRIPADVISOR HOLDINGS, INC.

Notes to Consolidated Financial Statements (Continued)

December 31, 2015, 2014 and 2013

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

TripCo defines Adjusted OIBDA as revenue less operating expenses, and selling, general and administrative expenses (excluding stock-based compensation),  adjusted for specifically identified non-recurring transactions. TripCo believes this measure is an important indicator of the operational strength and performance of its businesses, including each business’s ability to service debt and fund capital expenditures. In addition, this measure allows management to view operating results and perform analytical comparisons and benchmarking between businesses and identify strategies to improve performance. This measure of performance excludes depreciation and amortization, equity settled liabilities (including stock-based compensation), separately reported litigation settlements and restructuring and impairment charges that are included in the measurement of operating income pursuant to GAAP. Accordingly, Adjusted OIBDA should be considered in addition to, but not as a substitute for, operating income, net income, cash flow provided by operating activities and other measures of financial performance prepared in accordance with GAAP. TripCo generally accounts for intersegment sales and transfers as if the sales or transfers were to third parties, that is, at current prices.

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

LIBERTY TRIPADVISOR HOLDINGS, INC.

Notes to Consolidated Financial Statements (Continued)

December 31, 2015, 2014 and 2013

Performance Measures

	Years ended December 31,
	2015		2014		2013
		Adjusted		Adjusted		Adjusted
	Revenue	OIBDA	Revenue	OIBDA	Revenue	OIBDA
	amounts in millions
TripAdvisor	$1,492	464	1,246	468	945	379
Corporate and other	73	(30)	83	(26)	89	(18)
Consolidated TripCo	$1,565	434	1,329	442	1,034	361

Other Information

	December 31, 2015		December 31, 2014
	Total	Capital	Total	Capital
	Assets	expenditures	Assets	expenditures
	amounts in millions
TripAdvisor	$7,235	109	7,284	81
Corporate and other	50	3	82	9
Consolidated TripCo	$7,285	112	7,366	90

Revenue by Geographic Area

	December 31,
	2015	2014	2013
	amounts in millions
United States	$807	670	541
United Kingdom	215	191	141
Other countries	543	468	352
Consolidated TripCo	$1,565	1,329	1,034

Long-lived Assets by Geographic Area

	December 31,
	2015	2014
	amounts in millions
United States	$150	124
Other countries	30	14
Consolidated TripCo	$180	138

LIBERTY TRIPADVISOR HOLDINGS, INC.

Notes to Consolidated Financial Statements (Continued)

December 31, 2015, 2014 and 2013

The following table provides a reconciliation of consolidated Adjusted OIBDA to earnings (loss) before income taxes:

	Years ended December 31,
	2015	2014	2013
	amounts in millions
Consolidated Adjusted OIBDA	$434	442	361
Stock settled charitable contribution	(67)	—	—
Stock-based compensation	(82)	(74)	(60)
Depreciation and amortization	(268)	(298)	(315)
Impairment of intangible assets	(2)	(2)	(3)
Interest expense	(28)	(13)	(12)
Other, net	17	(11)	1
Earnings (loss) before income taxes	$4	44	(28)

(14) Quarterly Financial Information (Unaudited)

	1st	2nd	3rd	4th
	Quarter	Quarter	Quarter	Quarter
	amounts in millions, except per share amounts
2015:
Revenue	$374	414	432	345
Operating income (loss)	$38	25	35	(83)
Net earnings (loss)	$17	13	29	(45)
Net earnings (loss) attributable to Liberty TripAdvisor Holdings, Inc. Series A and Series B stockholders	$(7)	(7)	(3)	(23)
Basic earnings (loss) attributable to Liberty TripAdvisor Holdings, Inc. Series A and Series B stockholders per common share	$(0.09)	(0.09)	(0.04)	(0.31)
Diluted earnings (loss) attributable to Liberty TripAdvisor Holdings, Inc. Series A and Series B Stockholders per common share	$(0.09)	(0.09)	(0.04)	(0.31)

	1st	2nd	3rd	4th
	Quarter	Quarter	Quarter	Quarter
	amounts in millions, except per share amounts
2014:
Revenue	$294	335	375	325
Operating income (loss)	$29	31	17	(9)
Net earnings (loss)	$23	17	2	(33)
Net earnings (loss) attributable to Liberty TripAdvisor Holdings, Inc. Series A and Series B stockholders	$5	(1)	(5)	(21)
Basic earnings (loss) attributable to Liberty TripAdvisor Holdings, Inc. Series A and Series B stockholders per common share	$0.07	(0.01)	(0.07)	(0.29)
Diluted earnings (loss) attributable to Liberty TripAdvisor Holdings, Inc. Series A and Series B Stockholders per common share	$0.07	(0.01)	(0.07)	(0.29)

PART III

The following required information is incorporated by reference to our definitive proxy statement for our 2016 Annual Meeting of Stockholders presently scheduled to be held in the second quarter of 2016:

Item 10.Directors, Executive Officers and Corporate Governance

Item 11.Executive Compensation

Item 12.Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Item 13.Certain Relationships and Related Transactions, and Director Independence

Item 14.Principal Accountant Fees and Services

We expect to file our definitive proxy statement for our 2016 Annual Meeting of Shareholders with the Securities and Exchange Commission on or before April 29, 2016.

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

2 -Plan of Acquisition, Reorganization, Arrangement, Liquidation or Succession:
2.1

Reorganization Agreement, dated as of August 15, 2014, between Liberty Interactive Corporation and Liberty TripAdvisor Holdings, Inc. (incorporated by reference to Exhibit 2.1 to Liberty Interactive Corporation’s Current Report on Form 8-K filed on September 3, 2014 (File No. 001-33982) (the “Liberty Interactive 8-K”)).

3 -Articles of Incorporation and Bylaws:
3.1

Restated Certificate of Incorporation of the Registrant (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed on September 3, 2014 (File No. 001-36603) (the “8-K”)).

3.2

Amended and Restated Bylaws of Liberty TripAdvisor Holdings, Inc. (incorporated by reference to Exhibit 3.1 to Liberty TripAdvisor Holdings, Inc.'s Current Report on Form 8-K (File No. 001-36603) as filed on August 13, 2015)).

4 -Instruments Defining the Rights to Securities Holders, including Indentures:
4.1

Specimen Certificate for shares of Series A Common Stock of the Registrant (incorporated by reference to Exhibit 4.1 to the Registrant's Registration Statement on Form S-1 filed on May 6, 2014 (File No. 333-195705) (the “S-1”)).

4.2	Specimen Certificate for shares of Series B Common Stock of the Registrant (incorporated by reference to Exhibit 4.2 the S-1).
10 -Material Contracts:
10.1

Liberty TripAdvisor Holdings, Inc. 2014 Omnibus Incentive Plan (Amended and Restated as of March 11, 2015) (incorporated by reference to Annex A to Liberty TripAdvisor Holdings, Inc.’s Proxy Statement on Schedule 14A filed on April 22, 2015 (File No. 001-36603)).

10.2

Liberty TripAdvisor Holdings, Inc. Transitional Stock Adjustment Plan (incorporated by reference to Exhibit 99.1 to the Registrant’s Registration Statement on Form S-8 filed on September 9, 2014 (File No. 333-198649)).

10.3

Non-Qualified Stock Option Agreement under the Liberty TripAdvisor Holdings, Inc. 2014 Omnibus Incentive Plan for Gregory B. Maffei, effective December 21, 2014. (incorporated by reference to Exhibit 10.1 to Liberty TripAdvisor Holdings, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2015, filed with the Securities and Exchange Commission on August 13, 2015 (File No. 001-36603)).

10.4

Tax Sharing Agreement, dated as of August 27, 2014, between Liberty Interactive Corporation and Liberty TripAdvisor Holdings, Inc. (incorporated by reference to Exhibit 10.1 to the Liberty Interactive 8-K).

10.5

Amendment to Tax Sharing Agreement, dated as of October 3, 2014, between Liberty Interactive Corporation and Liberty TripAdvisor Holdings, Inc. (incorporated by reference to Exhibit 10.1 to Liberty Interactive Corporation's Quarterly Report on 10-Q filed on May 8, 2015 (File No. 001-33982).

10.6	Services Agreement, dated as of August 27, 2014, by and between Liberty Media Corporation and Liberty TripAdvisor Holdings, Inc. (incorporated by reference to Exhibit 10.2 to the 8-K).
10.7

Facilities Sharing Agreement, dated as of August 27, 2014, by and among Liberty TripAdvisor Holdings, Inc., Liberty Media Corporation and Liberty Property Holdings, Inc. (incorporated by reference to Exhibit 10.3 to the 8-K).

10.8

Form of Indemnification Agreement, by and between Liberty TripAdvisor Holdings, Inc. and its executive officers/directors (incorporated by reference to Exhibit 10.6 to Amendment No. 2 to the Registrant's Registration Statement on Form S-1 filed on July 25, 2014 (File No. 333-195705)).

10.9	Aircraft Time Sharing Agreements, dated as of November 6, 2015, by and between Liberty Media Corporation and Liberty TripAdvisor Holdings, Inc.*
10.10

Aircraft Time Sharing Agreement, dated as of August 27, 2014, by and among Liberty Citation, Inc., Liberty Denver Arena, LLC and Liberty TripAdvisor Holdings, Inc. (incorporated by reference to Exhibit 10.5 to the 8-K).

10.11

Governance Agreement, dated as of December 20, 2011, by and between TripAdvisor, Inc. and Liberty Interactive Corporation (incorporated by reference to Exhibit 99.3 to Liberty Interactive Corporation's Schedule 13D in respect of common stock of TripAdvisor, Inc. (“TripAdvisor”), filed with the Securities and Exchange Commission on December 30, 2011).

10.12

Assignment and Assumption of Governance Agreement, made as of August 12, 2014, by and among Liberty TripAdvisor Holdings, Inc., Liberty Interactive Corporation and TripAdvisor (incorporated by reference to Exhibit 7(b) to the Registrant’s Schedule 13D in respect of common stock of TripAdvisor, filed with the Securities and Exchange Commission on August 29, 2014).

10.13

Letter Agreement, dated December 21, 2014, between Gregory B. Maffei and Liberty TripAdvisor Holdings, Inc. (incorporated by reference to Exhibit 99.1 to the Registrant’s Current Report on Form 8-K filed on December 29, 2014 (File No. 001-36603)).

10.14

Tax Sharing Agreement, by and between TripAdvisor and Expedia, Inc., dated as of December 20, 2011 (incorporated by reference to Exhibit No. 10.2 to TripAdvisor’s Current Report on Form 8-K filed on December 27, 2011 (File No. 001-35362) (the "TripAdvisor 8-K")).

10.15

Sublease between Newton Technology Park LLC and TripAdvisor LLC, dated as of October 31, 2007 (incorporated by reference to Exhibit 10.12 to TripAdvisor's Registration Statement on Form S-4/A filed on October 24, 2011 (File No. 333-175828-01) (the "TripAdvisor S-4")).

10.16	First Amendment to Sublease between Newton Technology Park LLC and TripAdvisor LLC, dated as of June 15, 2009 (incorporated by reference to Exhibit 10.13 to the TripAdvisor S-4).
10.17

Credit Agreement, by and among TripAdvisor, TripAdvisor Holdings, LLC, and TripAdvisor LLC, the lenders party thereto, JPMorgan Chase Bank, N.A., as administrative agent, and J.P. Morgan Europe Limited, as London agent, dated as of December 20, 2011 (incorporated by reference to Exhibit 4.2 to the TripAdvisor 8-K).

10.18

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

10.19

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

10.20

Corporate Headquarters Lease with Normandy Gap-V Needham Building 3, LLC, as landlord, dated as of June 20, 2013 (incorporated by reference to Exhibit 10.1 to TripAdvisor's Quarterly Report on Form 10-Q filed on July 24, 2013 (File No. 001-35362) (the "TripAdvisor 10-Q")).

10.21	Guaranty dated June 20, 2013 by TripAdvisor, Inc. for the benefit of Normandy Gap-V Needham Building 3, LLC, as landlord (incorporated by reference to Exhibit 10.2 to the TripAdvisor 10-Q).
10.22	Form of TripAdvisor Media Group Master Advertising Insertion Order (incorporated by reference to Exhibit 10.21 to the TripAdvisor 10-K).
10.23	Form of Non-Qualified Stock Option Agreement under the Liberty TripAdvisor Holdings, Inc. 2014 Omnibus Incentive Plan (Amended and Restated as of March 11, 2015).*
10.24	Form of Restricted Stock Award Agreement under Liberty TripAdvisor Holdings, Inc. 2014 Omnibus Incentive Plan (Amended and Restated as of March 11, 2015).*
21	Subsidiaries of Liberty TripAdvisor Holdings, Inc.*
23.1	Consent of KPMG LLP.*
23.2	Consent of Ernst & Young LLP.*
31.1	Rule 13a-14(a)/15d -14(a) Certification.*
31.2	Rule 13a-14(a)/15d -14(a) Certification.*
32	Section 1350 Certification.**
101.INS	XBRL Instance Document.*
101.SCH	XBRL Taxonomy Extension Schema Document.*
101.CAL	XBRL Taxonomy Calculation Linkbase Document.*
101.LAB	XBRL Taxonomy Label Linkbase Document.*
101.PRE	XBRL Taxonomy Presentation Linkbase Document.*
101.DEF	XBRL Taxonomy Definition Document.*

*   Filed herewith.

** Furnished herewith

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders

of TripAdvisor, Inc.:

We have audited the consolidated statements of operations, comprehensive income, stockholders’ equity, and cash flows of TripAdvisor, Inc. (a consolidated subsidiary of Liberty TripAdvisor Holdings, Inc.) for the year ended December 31, 2013 (not presented separately herein). These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated results of operations and cash flows of TripAdvisor, Inc. for the year ended December 31, 2013, in conformity with U.S. generally accepted accounting principles.

/s/ Ernst & Young LLP

Boston, Massachusetts

February 11, 2014, except for Note 2 and Note 16,

as to which the date is

February 17, 2015

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LIBERTY TRIPADVISOR HOLDINGS, INC.

Date: February 18, 2016	By:	/s/ GREGORY B. MAFFEI
Gregory B. Maffei Chairman, President and Chief Executive Officer

Date: February 18, 2016	By:	/s/ BRIAN J. WENDLING
Brian J. Wendling Senior Vice President and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

Signature	Title	Date

/s/Gregory B. Maffei	Chairman of the Board, President and	February 18, 2016
Gregory B. Maffei	Chief Executive Officer

/s/Brian J. Wendling	Senior Vice President and Chief Financial Officer	February 18, 2016
Brian J. Wendling	(Principal Financial Officer and Principal Accounting Officer)

/s/Michael J. Malone	Director	February 18, 2016
Michael J. Malone

/s/Chris Mueller	Director	February 18, 2016
Chris Mueller

/s/Larry E. Romrell	Director	February 18, 2016
Larry E. Romrell

/s/Albert E. Rosenthaler	Director	February 18, 2016
Albert E. Rosenthaler

/s/J. David Wargo	Director	February 18, 2016
J. David Wargo

EXHIBIT INDEX

Listed below are the exhibits which are filed as a part of this Report (according to the number assigned to them in Item 601 of Regulation S-K):

2 -Plan of Acquisition, Reorganization, Arrangement, Liquidation or Succession:
2.1

Reorganization Agreement, dated as of August 15, 2014, between Liberty Interactive Corporation and Liberty TripAdvisor Holdings, Inc. (incorporated by reference to Exhibit 2.1 to Liberty Interactive Corporation’s Current Report on Form 8-K filed on September 3, 2014 (File No. 001-33982) (the “Liberty Interactive 8-K”)).

3 -Articles of Incorporation and Bylaws:
3.1

Restated Certificate of Incorporation of the Registrant (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed on September 3, 2014 (File No. 001-36603) (the “8-K”)).

3.2

Amended and Restated Bylaws of Liberty TripAdvisor Holdings, Inc. (incorporated by reference to Exhibit 3.1 to Liberty TripAdvisor Holdings, Inc.'s Current Report on Form 8-K (File No. 001-36603) as filed on August 13, 2015)).

4 -Instruments Defining the Rights to Securities Holders, including Indentures:
4.1

Specimen Certificate for shares of Series A Common Stock of the Registrant (incorporated by reference to Exhibit 4.1 to the Registrant's Registration Statement on Form S-1 filed on May 6, 2014 (File No. 333-195705) (the “S-1”)).

4.2	Specimen Certificate for shares of Series B Common Stock of the Registrant (incorporated by reference to Exhibit 4.2 the S-1).
10 -Material Contracts:
10.1

Liberty TripAdvisor Holdings, Inc. 2014 Omnibus Incentive Plan (Amended and Restated as of March 11, 2015) (incorporated by reference to Annex A to Liberty TripAdvisor Holdings, Inc.’s Proxy Statement on Schedule 14A filed on April 22, 2015 (File No. 001-36603)).

10.2

Liberty TripAdvisor Holdings, Inc. Transitional Stock Adjustment Plan (incorporated by reference to Exhibit 99.1 to the Registrant’s Registration Statement on Form S-8 filed on September 9, 2014 (File No. 333-198649)).

10.3

Non-Qualified Stock Option Agreement under the Liberty TripAdvisor Holdings, Inc. 2014 Omnibus Incentive Plan for Gregory B. Maffei, effective December 21, 2014. (incorporated by reference to Exhibit 10.1 to Liberty TripAdvisor Holdings, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2015, filed with the Securities and Exchange Commission on August 13, 2015 (File No. 001-36603)).

10.4

Tax Sharing Agreement, dated as of August 27, 2014, between Liberty Interactive Corporation and Liberty TripAdvisor Holdings, Inc. (incorporated by reference to Exhibit 10.1 to the Liberty Interactive 8-K).

10.5

Amendment to Tax Sharing Agreement, dated as of October 3, 2014, between Liberty Interactive Corporation and Liberty TripAdvisor Holdings, Inc. (incorporated by reference to Exhibit 10.1 to Liberty Interactive Corporation's Quarterly Report on 10-Q filed on May 8, 2015 (File No. 001-33982).

10.6	Services Agreement, dated as of August 27, 2014, by and between Liberty Media Corporation and Liberty TripAdvisor Holdings, Inc. (incorporated by reference to Exhibit 10.2 to the 8-K).
10.7

Facilities Sharing Agreement, dated as of August 27, 2014, by and among Liberty TripAdvisor Holdings, Inc., Liberty Media Corporation and Liberty Property Holdings, Inc. (incorporated by reference to Exhibit 10.3 to the 8-K).

10.8

Form of Indemnification Agreement, by and between Liberty TripAdvisor Holdings, Inc. and its executive officers/directors (incorporated by reference to Exhibit 10.6 to Amendment No. 2 to the Registrant's Registration Statement on Form S-1 filed on July 25, 2014 (File No. 333-195705)).

10.9	Aircraft Time Sharing Agreements, dated as of November 6, 2015, by and between Liberty Media Corporation and Liberty TripAdvisor Holdings, Inc.*
10.10

Aircraft Time Sharing Agreement, dated as of August 27, 2014, by and among Liberty Citation, Inc., Liberty Denver Arena, LLC and Liberty TripAdvisor Holdings, Inc.(incorporated by reference to Exhibit 10.5 to the 8-K).

10.11

Governance Agreement, dated as of December 20, 2011, by and between TripAdvisor, Inc. and Liberty Interactive Corporation (incorporated by reference to Exhibit 99.3 to Liberty Interactive Corporation's Schedule 13D in respect of common stock of TripAdvisor, Inc. (“TripAdvisor”), filed with the Securities and Exchange Commission on December 30, 2011).

10.12

Assignment and Assumption of Governance Agreement, made as of August 12, 2014, by and among Liberty TripAdvisor Holdings, Inc., Liberty Interactive Corporation and TripAdvisor (incorporated by reference to Exhibit 7(b) to the Registrant’s Schedule 13D in respect of common stock of TripAdvisor, filed with the Securities and Exchange Commission on August 29, 2014).

10.13

Letter Agreement, dated December 21, 2014, between Gregory B. Maffei and Liberty TripAdvisor Holdings, Inc. (incorporated by reference to Exhibit 99.1 to the Registrant’s Current Report on Form 8-K filed on December 29, 2014 (File No. 001-36603)).

10.14

Tax Sharing Agreement, by and between TripAdvisor and Expedia, Inc., dated as of December 20, 2011 (incorporated by reference to Exhibit No. 10.2 to TripAdvisor’s Current Report on Form 8-K filed on December 27, 2011 (File No. 001-35362) (the "TripAdvisor 8-K")).

10.15

Sublease between Newton Technology Park LLC and TripAdvisor LLC, dated as of October 31, 2007 (incorporated by reference to Exhibit 10.12 to TripAdvisor's Registration Statement on Form S-4/A filed on October 24, 2011 (File No. 333-175828-01) (the "TripAdvisor S-4")).

10.16	First Amendment to Sublease between Newton Technology Park LLC and TripAdvisor LLC, dated as of June 15, 2009 (incorporated by reference to Exhibit 10.13 to the TripAdvisor S-4).
10.17

Credit Agreement, by and among TripAdvisor, TripAdvisor Holdings, LLC, and TripAdvisor LLC, the lenders party thereto, JPMorgan Chase Bank, N.A., as administrative agent, and J.P. Morgan Europe Limited, as London agent, dated as of December 20, 2011 (incorporated by reference to Exhibit 4.2 to the TripAdvisor 8-K).

10.18

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

10.19

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

10.20

Corporate Headquarters Lease with Normandy Gap-V Needham Building 3, LLC, as landlord, dated as of June 20, 2013 (incorporated by reference to Exhibit 10.1 to TripAdvisor's Quarterly Report on Form 10-Q filed on July 24, 2013 (File No. 001-35362) (the "TripAdvisor 10-Q")).

10.21	Guaranty dated June 20, 2013 by TripAdvisor, Inc. for the benefit of Normandy Gap-V Needham Building 3, LLC, as landlord (incorporated by reference to Exhibit 10.2 to the TripAdvisor 10-Q).
10.22	Form of TripAdvisor Media Group Master Advertising Insertion Order (incorporated by reference to Exhibit 10.21 to the TripAdvisor 10-K).
10.23	Form of Non-Qualified Stock Option Agreement under the Liberty TripAdvisor Holdings, Inc. 2014 Omnibus Incentive Plan (Amended and Restated as of March 11, 2015).*
10.24	Form of Restricted Stock Award Agreement under Liberty TripAdvisor Holdings, Inc. 2014 Omnibus Incentive Plan (Amended and Restated as of March 11, 2015).*
21	Subsidiaries of Liberty TripAdvisor Holdings, Inc.*
23.1	Consent of KPMG LLP.*
23.2	Consent of Ernst & Young LLP.*
31.1	Rule 13a-14(a)/15d -14(a) Certification.*
31.2	Rule 13a-14(a)/15d -14(a) Certification.*
32	Section 1350 Certification.**
101.INS	XBRL Instance Document.*

101.SCH	XBRL Taxonomy Extension Schema Document.*
101.CAL	XBRL Taxonomy Calculation Linkbase Document.*
101.LAB	XBRL Taxonomy Label Linkbase Document.*
101.PRE	XBRL Taxonomy Presentation Linkbase Document.*
101.DEF	XBRL Taxonomy Definition Document.*

*   Filed herewith.

** Furnished herewith

QuickLinks

IV-1