Form 10-Q
period 2016-03-31
Liberty TripAdvisor Holdings, Inc.
filed 2016-05-09
CIK 1606745

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2016

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

Large accelerated filer ☒	Accelerated filer ☐	Non‑accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the Registrant is a shell company as defined in Rule 12b-2 of the Exchange Act. Yes ☐    No ☒

The number of outstanding shares of Liberty TripAdvisor Holdings, Inc. common stock as of April 30, 2016 was:

	Series A	Series B
Liberty TripAdvisor Holdings, Inc. common stock	71,952,986	2,929,777

LIBERTY TRIPADVISOR HOLDINGS, INC.

Condensed Consolidated Balance Sheets

(unaudited)

	March 31,	December 31,
	2016	2015
	amounts in millions
Assets
Current assets:
Cash and cash equivalents	$676	644
Trade and other receivables, net of allowance for doubtful accounts of $6 million and $6 million, respectively	246	181
Short term marketable securities (note 4)	39	47
Other current assets	33	34
Total current assets	994	906
Investments in available-for-sale securities (note 4)	17	37
Property and equipment, at cost	221	216
Accumulated depreciation	(42)	(36)
	179	180
Intangible assets not subject to amortization:
Goodwill	3,694	3,689
Trademarks	1,805	1,803
	5,499	5,492
Intangible assets subject to amortization, net	593	625
Other assets, at cost, net of accumulated amortization	48	45
Total assets	$7,330	7,285

             (continued)

See accompanying notes to condensed consolidated financial statements.

LIBERTY TRIPADVISOR HOLDINGS, INC.

Condensed Consolidated Balance Sheets (Continued)

(unaudited)

	March 31,	December 31,
	2016	2015
	amounts in millions
Liabilities and Equity
Current liabilities:
Accounts payable	$196	121
Accrued liabilities	141	129
Current portion of debt (note 5)	1	1
Deferred revenue	93	64
Other current liabilities	4	5
Total current liabilities	435	320
Long-term debt (note 5)	534	620
Deferred income tax liabilities	712	719
Other liabilities	192	190
Total liabilities	1,873	1,849
Equity:
Preferred stock, $.01 par value. Authorized shares 50,000,000; no shares issued.	—	—
Series A common stock, $.01 par value. Authorized 200,000,000 shares; issued and outstanding 71,951,863 shares at March 31, 2016 and 71,920,260 at December 31, 2015	1	1
Series B common stock, $.01 par value. Authorized shares 7,500,000; issued and outstanding 2,929,777 shares at March 31, 2016 and 2,929,777 shares at December 31, 2015.	—	—
Series C common stock, $.01 par value. Authorized shares 200,000,000; no shares issued.	—	—
Additional paid-in capital	255	260
Accumulated other comprehensive earnings (loss), net of taxes	(23)	(25)
Retained earnings	560	572
Total stockholders' equity	793	808
Noncontrolling interests in equity of subsidiaries	4,664	4,628
Total equity	5,457	5,436
Commitments and contingencies (note 6)
Total liabilities and equity	$7,330	7,285

See accompanying notes to condensed consolidated financial statements.

LIBERTY TRIPADVISOR HOLDINGS, INC.

Condensed Consolidated Statements of Operations

(unaudited)

	Three months ended
	March 31,
	2016	2015
	amounts in millions, except
	per share amounts
Service revenue	$352	363
Other revenue	9	11
Total revenue, net	361	374
Operating costs and expenses:
Operating expense, including stock-based compensation (note 2)	89	76
Selling, general and administrative, including stock-based compensation (note 2)	215	196
Depreciation and amortization	55	64
	359	336
Operating income (loss)	2	38
Other income (expense):
Interest expense	(8)	(8)
Other, net	1	(2)
	(7)	(10)
Earnings (loss) before income taxes	(5)	28
Income tax (expense) benefit	(3)	(11)
Net earnings (loss)	(8)	17
Less net earnings (loss) attributable to noncontrolling interests	4	24
Net earnings (loss) attributable to Liberty TripAdvisor Holdings, Inc. shareholders	$(12)	(7)

Basic net earnings (losses) attributable to Series A and Series B Liberty TripAdvisor Holdings, Inc. shareholders per common share (note 3):	$(0.16)	(0.09)
Diluted net earnings (loss) attributable to Series A and Series B Liberty TripAdvisor Holdings, Inc. shareholders per common share (note 3):	$(0.16)	(0.09)

See accompanying notes to condensed consolidated financial statements.

LIBERTY TRIPADVISOR HOLDINGS, INC.

Condensed Consolidated Statements of Comprehensive Earnings (Loss)

(unaudited)

	Three months ended
	March 31,
	2016	2015
	amounts in millions
Net earnings (loss)	$(8)	17
Other comprehensive earnings (loss), net of taxes:
Foreign currency translation adjustments	10	(50)
Other comprehensive earnings (loss)	10	(50)
Comprehensive earnings (loss)	2	(33)
Less comprehensive earnings (loss) attributable to the noncontrolling interests	12	(15)
Comprehensive earnings (loss) attributable to Liberty TripAdvisor Holdings, Inc. shareholders	$(10)	(18)

See accompanying notes to condensed consolidated financial statements.

LIBERTY TRIPADVISOR HOLDINGS, INC.

Condensed Consolidated Statements of Cash Flows

(unaudited)

	Three months ended
	March 31,
	2016	2015
	amounts in millions
Cash flows from operating activities:
Net earnings (loss)	$(8)	17
Adjustments to reconcile net earnings (loss) to net cash provided by operating activities
Depreciation and amortization	55	64
Stock-based compensation	21	19
Excess tax benefit from stock-based compensation	(4)	(7)
Deferred income tax expense (benefit)	(6)	(9)
Other noncash charges (credits), net	1	8
Changes in operating assets and liabilities
Current and other assets	(64)	(76)
Payables and other liabilities	117	79
Net cash provided (used) by operating activities	112	95
Cash flows from investing activities:
Capital expenditures, including internal-use software and website development	(17)	(32)
Cash paid for acquisitions, net of cash acquired	—	(5)
Purchases of short term investments and other marketable securities	(16)	(32)
Sales and maturities of short term investments and other marketable securities	44	34
Net cash provided (used) by investing activities	11	(35)
Cash flows from financing activities:
Borrowings of debt, net of financing costs	—	2
Repayments of debt	(90)	(10)
Payment of minimum withholding taxes on net share settlements of equity awards	(9)	(13)
Excess tax benefit from stock-based compensation	4	7
Shares issued by subsidiary	2	8
Option exercises	—	4
Net cash provided (used) by financing activities	(93)	(2)
Effect of foreign currency exchange rates on cash	2	(12)
Net increase (decrease) in cash and cash equivalents	32	46
Cash and cash equivalents at beginning of period	644	509
Cash and cash equivalents at end of period	$676	555

See accompanying notes to condensed consolidated financial statements.

LIBERTY TRIPADVISOR HOLDINGS, INC.

Condensed Consolidated Statement of Equity

Three months ended March 31, 2016

(unaudited)

	Stockholders' equity

						Accumulated		Noncontrolling
					Additional	other		interest in
	Preferred	Common Stock			paid-in	comprehensive	Retained	equity of	Total
	Stock	Series A	Series B	Series C	capital	earnings (loss)	earnings	subsidiaries	equity
	amounts in millions
Balance at January 1, 2016	$—	1	—	—	260	(25)	572	4,628	5,436
Net earnings (loss)	—	—	—	—	—	—	(12)	4	(8)
Other comprehensive earnings (loss)	—	—	—	—	—	2	—	8	10
Stock compensation	—	—	—	—	6	—	—	17	23
Minimum withholding taxes on net share settlements of stock-based compensation	—	—	—	—	(9)	—	—	—	(9)
Tax benefits on stock-based compensation, net	—	—	—	—	—	—	—	2	2
Shares issued by subsidiary	—	—	—	—	(3)	—	—	5	2
Other	—	—	—	—	1	—	—	—	1
Balance at March 31, 2016	$—	1	—	—	255	(23)	560	4,664	5,457

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

The accompanying (a) condensed consolidated balance sheet as of December 31, 2015, which has been derived from audited financial statements, and (b) the interim unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and the instructions to Form 10‑Q and Article 10 of Regulation S‑X as promulgated by the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of the results for such periods have been included. Additionally, certain prior period amounts have been reclassified for comparability with the current period presentation. The results of operations for any interim period are not necessarily indicative of results for the full year. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes for the year ended December 31, 2015 as presented in the Company’s Annual Report on Form 10-K for the year ended December 31, 2015.

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates. The Company considers (i) recognition and recoverability of goodwill, intangible and long-lived assets (ii) accounting for income taxes and (iii) stock‑based compensation to be its most significant estimates.

In May 2014, the Financial Accounting Standards Board (“FASB”) issued new accounting guidance on revenue from contracts with customers.  The new guidance requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. This new guidance also requires additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments and assets recognized from costs incurred to obtain or fulfill a contract. In March 2016, the FASB issued additional guidance which clarifies principal versus agent considerations, and in April 2016, the FASB issued further guidance which clarifies the identification of performance obligations and the implementation guidance for licensing. The updated guidance will replace most existing revenue recognition guidance in GAAP when it becomes effective and permits the use of either a full retrospective or modified retrospective transition method. This guidance is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2017, and early adoption is permitted only for fiscal years beginning after December 15, 2016. The Company has not yet selected a transition method and is currently evaluating the effect that the updated standard will have on its financial statements and related disclosures.

In September 2015, the FASB issued new accounting guidance which eliminates the requirement for an acquirer in a business combination to account for measurement-period adjustments retrospectively. Instead, acquirers must recognize measurement-period adjustments during the period in which they determine the amounts, including the effect on earnings

LIBERTY TRIPADVISOR HOLDINGS, INC.

Notes to Condensed Consolidated Financial Statements (Continued)

(unaudited)

of any amounts that would have been recorded in previous periods if the accounting had been completed at the acquisition date. The Company adopted this guidance in the first quarter of 2016. The adoption of this guidance did not have a material impact on our condensed consolidated financial statements and related disclosures.

In February 2016, the FASB issued new guidance which revises the accounting for leases. Under the new guidance, lessees will be required to recognize a lease liability and a right-of-use asset for all leases. The new guidance also simplifies the accounting for sale and leaseback transactions. The new standard, to be applied via a modified retrospective transition approach, is effective for the Company for fiscal years and interim periods beginning after December 15, 2018. The Company has not yet determined the effect of the standard on its ongoing financial reporting.

In March 2016, the FASB issued new guidance which simplifies several aspects of the accounting for share-based payment award transactions, including the income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows. The new standard is effective for the Company for fiscal years and interim periods beginning after December 15, 2016, with early application permitted. An entity that elects early application must apply all of the amendments in the same period. The Company has not yet determined the effect of the standard on its ongoing financial reporting.

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

Under these agreements, approximately $1 million was reimbursable to Liberty Media for both the three months ended March 31, 2016 and 2015.

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

TripCo has calculated the grant-date fair value for all of its equity classified Awards using the Black-Scholes-Merton Model. TripCo estimates the expected term of the Awards based on historical exercise and forfeiture data. Since TripCo common stock has not traded on the stock market for a significant length of time, the volatility used in the calculation for Awards is based on a blend of the historical volatility of TripCo and TripAdvisor common stock and the implied volatility of publicly traded TripCo and TripAdvisor options; as the most significant asset within TripCo, the volatility of TripAdvisor was considered in the overall volatility of TripCo. TripCo uses a zero dividend rate and the risk-free rate for Treasury Bonds with a term similar to that of the subject options.

Included in the accompanying condensed consolidated statements of operations are the following amounts of stock‑based compensation, the majority of which relates to TripAdvisor as discussed below:

	Three months ended
	March 31,
	2016	2015
	amounts in millions
Operating expense	$10	7
Selling, general and administrative expense	11	12
	$21	19

TripCo - Outstanding Awards

The following table presents the number and weighted average exercise price (“WAEP”) of the Awards to purchase TripCo common stock granted to certain officers, employees and directors of the Company, as well as the weighted average remaining life and aggregate intrinsic value of the Awards.

			Weighted
			average
			remaining	Aggregate
			contractual	intrinsic
	Series A	WAEP	life	value
	in thousands		in years	in millions
Outstanding at January 1, 2016	720	$14.67
Granted	—	$—
Exercised	(29)	$13.27
Forfeited/Cancelled	—	$—
Outstanding at March 31, 2016	691	$14.73	3.2	$5
Exercisable at March 31, 2016	605	$13.66	2.8	$5

There was no activity during the period related to the TripCo Series B options.

LIBERTY TRIPADVISOR HOLDINGS, INC.

Notes to Condensed Consolidated Financial Statements (Continued)

(unaudited)

As of March 31, 2016, the total unrecognized compensation cost related to unvested Awards was approximately $20 million. Such amount will be recognized in the Company's consolidated statements of operations over a weighted average period of approximately 2.4 years.

As of March 31, 2016, TripCo reserved 2.5 million shares of Series A and Series B common stock for issuance under exercise privileges of outstanding stock Awards.

TripAdvisor Equity Grant Awards

The following table presents the number and weighted average exercise price (“WAEP”) of the Awards to purchase TripAdvisor common stock granted to certain officers, employees and directors of TripAdvisor.

			Weighted
			average
	TripAdvisor		remaining	Aggregate
	stock		contractual	intrinsic
	options	WAEP	life	value
	in thousands		in years	in millions
Outstanding at January 1, 2016	5,720	$53.71
Granted	630	$63.33
Exercised	(327)	$25.14
Cancelled or expired	(74)	$60.62
Outstanding at March 31, 2016	5,949	$56.22	5.9	$93
Exercisable at March 31, 2016	3,076	$41.91	4.8	$83

The weighted average grant date fair value of options granted was $24.41 for the three months ended March 31, 2016.

As of March 31, 2016, the total unrecognized compensation cost related to unvested TripAdvisor stock options was approximately $61 million and will be recognized over a weighted average period of approximately 2.7 years. The total intrinsic value of stock options exercised for the three months ended March 31, 2016 and 2015 was $12 million and $31 million, respectively.

Additionally, during the three months ended March 31, 2016, TripAdvisor granted 1,504 thousand service based restricted stock units (“RSUs”) under its 2011 Incentive Plan for which the fair value was measured based on the quoted price of TripAdvisor common stock at the date of grant. The weighted average grant date fair value for RSUs granted during the three months ended March 31, 2016 was $63.73 per share. As of March 31, 2016, the total unrecognized compensation cost related to TripAdvisor RSUs was approximately $157 million and will be recognized over a weighted average period of approximately 3.2 years.

(3) Earnings (Loss) Per Common Share (EPS)

Basic earnings (loss) per common share (“EPS”) is computed by dividing net earnings (loss) attributable to Liberty TripAdvisor Holdings, Inc. shareholders by the weighted average number of common shares outstanding for the period. Diluted EPS presents the dilutive effect on a per share basis of potential common shares as if they had been converted at the beginning of the periods presented. Excluded from EPS for the three months ended March 31, 2016 and 2015 are 2 million and less than a million potential common shares, respectively, because their inclusion would be antidilutive.

LIBERTY TRIPADVISOR HOLDINGS, INC.

Notes to Condensed Consolidated Financial Statements (Continued)

(unaudited)

	Liberty TripAdvisor Holdings Common Stock
	Three months ended
	March 31,
	2016	2015
	number of shares in millions
Basic EPS	75	75
Potentially dilutive shares	—	—
Diluted EPS	75	75

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

The Company’s assets and liabilities measured at fair value are as follows:

	March 31, 2016			December 31, 2015
		Quoted prices	Significant		Quoted prices	Significant
		in active	other		in active	other
		markets for	observable		markets for	observable
		identical assets	inputs		identical assets	inputs
Description	Total	(Level 1)	(Level 2)	Total	(Level 1)	(Level 2)
	amounts in millions
Cash equivalents	$49	48	1	44	39	5
Short-term marketable securities	$39	—	39	47	—	47
Available-for-sale securities	$17	—	17	37	—	37

The fair value of Level 2 cash equivalents, marketable securities and available‑for‑sale securities were obtained from pricing sources for identical or comparable instruments, rather than direct observations of quoted prices in active markets.

Other Financial Instruments

Other financial instruments not measured at fair value on a recurring basis include trade receivables, trade payables, accrued and other current liabilities, current portion of debt and long-term debt. With the exception of long-term debt, the carrying amount approximates fair value due to the short maturity of these instruments as reported on our condensed consolidated balance sheets. The carrying value of our long-term debt bears interest at a variable rate and therefore is also considered to approximate fair value.

LIBERTY TRIPADVISOR HOLDINGS, INC.

Notes to Condensed Consolidated Financial Statements (Continued)

(unaudited)

(5) Debt

Outstanding debt at March 31, 2016 and December 31, 2015 is summarized as follows:

	March 31,	December 31,
	2016	2015
	amounts in millions
TripAdvisor 2015 Credit Facility	110	200
TripCo margin loans	425	421
TripAdvisor Chinese credit facilities	1	1
Unamortized discount and debt issuance costs	(1)	(1)
Total consolidated TripCo debt	$535	621
Less debt classified as current	(1)	(1)
Total long-term debt	$534	620

TripAdvisor 2015 Credit Facility

On June 26, 2015, TripAdvisor entered into a five year credit agreement (the “2015 Credit Facility”).  The 2015 Credit Facility, among other things, provides for (i) a $1 billion unsecured revolving credit facility, (ii) an interest rate on borrowings and commitment fees based on TripAdvisor’s and its subsidiaries’ consolidated leverage ratio and (iii) uncommitted incremental revolving loan and term loan facilities, subject to compliance with a leverage covenant and other conditions. Any overdue amounts under or in respect of the revolving credit facility not paid when due shall bear interest at (i) in the case of principal, the applicable interest rate plus 2.00% per annum, (ii) in the case of interest denominated in British pound sterling or Euro, the applicable rate plus 2.00% per annum and (iii) in the case of interest denominated in U.S. Dollars, 2.00% per annum plus the Alternate Base Rate plus the interest rate spread applicable to ABR loans. TripAdvisor may borrow from the 2015 Credit Facility in U.S. dollars, Euros and British pound sterling with a term of five years expiring June 26, 2020.

There is no specific repayment date prior to the five-year maturity date for borrowings under the 2015 Credit Facility. During the three months ended March 31, 2016, TripAdvisor repaid $90 million of its outstanding borrowings on the 2015 Credit Facility. Based on TripAdvisor’s current leverage ratio, borrowings bear interest at LIBOR plus 125 basis points, or the Eurocurrency Spread. TripAdvisor is currently borrowing under a one-month interest period of 1.7% per annum, using a one-month interest period Eurocurrency Spread, which will reset periodically. Interest will be payable on a monthly basis while TripAdvisor is borrowing under the one-month interest rate period.

TripAdvisor is also required to pay a quarterly commitment fee, on the average daily unused portion of the revolving credit facility for each fiscal quarter and fees in connection with the issuance of letters of credit. Unused revolver capacity is currently subject to a commitment fee of 20 basis points, given TripAdvisor’s current leverage ratio. The 2015 Credit Facility includes $15 million of borrowing capacity available for letters of credit and $40 million for borrowings on same-day notice. As of March 31, 2016, TripAdvisor had issued $2 million of outstanding letters of credit under the 2015 Credit Facility.

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

The 2015 Credit Facility contains a number of covenants that, among other things, restrict TripAdvisor’s ability to:

LIBERTY TRIPADVISOR HOLDINGS, INC.

Notes to Condensed Consolidated Financial Statements (Continued)

(unaudited)

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

TripAdvisor Chinese Credit Facilities

In addition to borrowings under the 2015 Credit Facility, TripAdvisor maintains Chinese Credit Facilities. As of March 31, 2016 and December 31, 2015, there were approximately $1 million of short term borrowings outstanding.

TripAdvisor’s Chinese subsidiary is party to a $30 million, one-year revolving credit facility with Bank of America (the “Chinese Credit Facility-BOA”) that is currently subject to review on a periodic basis with no specific expiration period. The Chinese Credit Facility-BOA currently bears interest at a rate based on 100% of the People’s Bank of China’s base rate, which was 4.35% as of March 31, 2016.  As of March 31, 2016, TripAdvisor had $1 million of outstanding borrowings from the Chinese Credit Facility-BOA.

In addition, TripAdvisor’s Chinese subsidiary is party to a RMB 125,000,000 (approximately $20 million) one-year revolving credit facility with J.P. Morgan Chase Bank (“Chinese Credit Facility—JPM”). The Chinese Credit Facility—JPM bears interest at a rate based on 100% of the People’s Bank of China’s base rate, which was 4.35% as of March 31, 2016.  As of March 31, 2016, there are no outstanding borrowings under the Chinese Credit Facility—JPM.

TripCo Margin Loans

On August 21, 2014, a wholly owned subsidiary of TripCo entered into two margin loan agreements which aggregated total borrowings of $400 million. Prior to the Trip Spin-Off, approximately $348 million of such amount was distributed to Liberty. Common Stock and Class B Common Stock of TripAdvisor were pledged as collateral pursuant to these agreements. Each agreement contains language that indicates that the Company, as borrower and transferor of underlying shares as collateral, has the right to exercise all voting, consensual and other powers of ownership pertaining to the transferred shares for all purposes, provided that Liberty agrees that it will not vote the shares in any manner that would reasonably be expected to give rise to transfer or certain other restrictions. Similarly, the loan agreements indicate that no lender party shall have any voting rights with respect to the shares transferred, except to the extent that a lender party buys any shares in a sale or other disposition made pursuant to the terms of the loan agreements. The agreements also contain certain restrictions related to additional indebtedness and margin calls. The initial margin call would require the outstanding balance to be reduced to $300 million if at any time the closing price per share of TripAdvisor common stock were to fall below certain minimum values. Interest on the margin loans accrues at a rate of 3.65% plus LIBOR for six months and 3.25% thereafter to be paid in kind or cash at the election of TripCo. The Company expects that interest on the loan will be paid in kind and added to the principal amount on the loan. For the three months ended March 31, 2016, the non-cash addition to the principal balance was $4 million. The term of the loan is three years and the maturity date is August 22, 2017.

LIBERTY TRIPADVISOR HOLDINGS, INC.

Notes to Condensed Consolidated Financial Statements (Continued)

(unaudited)

As of March 31, 2016, the values of TripAdvisor’s shares pledged as collateral pursuant to the margin loan agreements, determined based on the trading price of the Common Stock and on an as-if converted basis for the Class B Common Stock, are as follows:

	Number of Shares
	Pledged as
	Collateral as of	Share value as of
Pledged Collateral	March 31, 2016	March 31, 2016
	amounts in millions
Common Stock	18.2	$1,208
Class B Common Stock	12.8	$851

The outstanding margin loans contain various affirmative and negative covenants that restrict the activities of the borrower. The loan agreements do not include any financial covenants.

Additionally, in support of the margin loan agreements, TripCo and Liberty Interactive LLC entered into a promissory note whereby TripCo may request, upon certain margin call thresholds, up to $200 million in funds. Proceeds from the promissory note must be used by TripCo to offset obligations under the margin loan agreements.

Debt Covenants

As of March 31, 2016, each of the Company and TripAdvisor was in compliance with its respective debt covenants.

(6) Commitments and Contingencies

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

TripCo evaluates performance and makes decisions about allocating resources to its operating segments based on financial measures such as revenue, Adjusted OIBDA, gross margin, and revenue or sales per customer equivalent. In addition, TripCo reviews nonfinancial measures such as unique website visitors, conversion rates and active customers, as appropriate.

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

For the three months ended March 31, 2016, TripCo has identified the following consolidated company as its reportable segment:

•	TripAdvisor, Inc.—an online travel research company, empowering users to plan and maximize their travel experience.

TripCo’s operating segments are strategic business units that offer different products and services. They are managed separately because each segment requires different technologies, distribution channels and marketing strategies. The accounting policies of the segments are the same as those described in the Company’s summary of significant accounting policies included in the Annual Report on Form 10-K for the year ended December 31, 2015.

Performance Measures

	Three months ended March 31,
	2016		2015
		Adjusted		Adjusted
	Revenue	OIBDA	Revenue	OIBDA
	amounts in millions
TripAdvisor	$352	85	363	127
Corporate and other	9	(7)	11	(6)
Consolidated TripCo	$361	78	374	121

Other Information

	March 31, 2016
	Total	Capital
	assets	expenditures
	amounts in millions
TripAdvisor	$7,289	17
Corporate and other	41	—
Consolidated TripCo	$7,330	17

LIBERTY TRIPADVISOR HOLDINGS, INC.

Notes to Condensed Consolidated Financial Statements (Continued)

(unaudited)

The following table provides a reconciliation of segment Adjusted OIBDA to earnings (loss) before income taxes:

	Three months
	ended March 31,
	2016	2015
	amounts in millions
Consolidated segment Adjusted OIBDA	$78	121
Stock-based compensation	(21)	(19)
Depreciation and amortization	(55)	(64)
Interest expense	(8)	(8)
Other, net	1	(2)
Earnings (loss) before income taxes	$(5)	28

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
•

changes in, or failure or inability to comply with, government regulations, including, without limitation, regulations of the Federal Communications Commission and adverse outcomes from regulatory proceedings;

•	changes in the business models of our subsidiaries, including the rollout of TripAdvisor’s instant booking feature;
•	changes in the nature of key strategic relationships with partners, distributors, suppliers and vendors;
•	domestic and international economic and business conditions and industry trends including the current economic downturn and those which result in declines or disruptions in the travel industry;
•	consumer spending levels, including the availability and amount of individual consumer debt;
•	costs related to the maintenance and enhancement of brand awareness by our subsidiaries;
•	advertising spending levels;
•	rapid technological changes;
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

For additional risk factors, please see Part I, Item 1A of the Annual Report on Form 10-K for the year ended December 31, 2015. These forward-looking statements and such risks, uncertainties and other factors speak only as of the date of this Quarterly Report, and we expressly disclaim any obligation or undertaking to disseminate any updates or revisions to any forward-looking statement contained herein, to reflect any change in our expectations with regard thereto, or any other change in events, conditions or circumstances on which any such statement is based.

The following discussion and analysis provides information concerning our results of operations and financial condition. This discussion should be read in conjunction with our accompanying condensed consolidated financial statements and the notes thereto.

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

These financial statements refer to the consolidation of TripAdvisor and BuySeasons as “TripCo,” “the Company,” “us,” “we” and “our” in the notes to the condensed consolidated financial statements. All significant intercompany accounts and transactions have been eliminated in the condensed consolidated financial statements.

Our “Corporate and other” category includes our interest in BuySeasons and corporate expenses.

Results of Operations—Consolidated—March 31, 2016 and 2015

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

	Three months ended
	March 31,
	2016	2015
	amounts in millions
Revenue
TripAdvisor	$352	363
Corporate and other	9	11
Consolidated TripCo	$361	374
Adjusted OIBDA
TripAdvisor	$85	127
Corporate and other	(7)	(6)
Consolidated TripCo	$78	121
Operating Income (Loss)
TripAdvisor	$11	46
Corporate and other	(9)	(8)
Consolidated TripCo	$2	38

Revenue.  Our consolidated revenue decreased approximately $13 million during the three months ended March 31, 2016, as compared to the corresponding period in the prior year due to decreases of $11 million and $2 million at TripAdvisor and BuySeasons, respectively. BuySeasons’ revenue decreased during the three months ended March 31, 2016 as it continues to shift its business model. See “Results of Operations—TripAdvisor” below for a more complete discussion of the results of operations of TripAdvisor.

Adjusted OIBDA.  We define Adjusted OIBDA as revenue less cost of goods sold, operating expenses and selling, general and administrative (“SG&A”) expenses (excluding stock compensation), adjusted for specifically identified non-recurring transactions. Our chief operating decision maker and management team use this measure of performance in conjunction with other measures to evaluate our businesses and make decisions about allocating resources among our businesses. We believe this is an important indicator of the operational strength and performance of our businesses, including each business’s ability to service debt and fund capital expenditures. In addition, this measure allows us to view operating results, perform analytical comparisons and benchmarking between businesses and identify strategies to improve performance. This measure of performance excludes such costs as depreciation and amortization, stock‑based compensation, separately reported litigation settlements and restructuring and impairment charges that are included in the measurement of operating income pursuant to GAAP. Accordingly, Adjusted OIBDA should be considered in addition to, but not as a substitute for, operating income, net income, cash flow provided by operating activities and other measures of financial performance prepared in accordance with GAAP. See note 7 to the accompanying condensed consolidated financial statements for a reconciliation of Adjusted OIBDA to Earnings (loss) before income taxes.

Consolidated Adjusted OIBDA decreased approximately $43 million during the three months ended March 31, 2016, as compared to the corresponding period in the prior year. The decrease was primarily due to the operating results of TripAdvisor. See “Results of Operations—TripAdvisor” below for a more complete discussion of the results of operations of TripAdvisor.

In connection with the Trip Spin‑Off, among other matters, we entered into a services agreement and a facilities sharing agreement with Liberty Media. Pursuant to the services agreement, we pay Liberty Media for certain specified services related to our being a public company including insurance administration and risk management services, legal, investor relations, tax, accounting and internal audit services. Consolidated fees paid under the services agreement and the facilities agreement was $1 million for both the three months ended March 31, 2016 and 2015 and is not expected to exceed $4 million annually.

Operating Income (Loss).  Our consolidated operating income decreased approximately $36 million for the three months ended March 31, 2016, respectively, as compared to the corresponding period in the prior year. The decrease for the three month period ended March 31, 2016 is due to the operating results of TripAdvisor, partially offset by lower amortization expense of intangibles related to the assets recognized in connection with the combination of TripAdvisor as the amortization is slightly accelerated due to the estimated usage of such assets. See “Results of Operations—TripAdvisor” below for a more complete discussion of the results of operations of TripAdvisor.

Other Income and Expense

Components of Other Income (Expense) are presented in the table below.

	Three months ended
	March 31,
	2016	2015
	amounts in millions
Interest expense
TripAdvisor	$(4)	(2)
Corporate and other	(4)	(6)
Consolidated TripCo	$(8)	(8)
Other, net
TripAdvisor	$—	(2)
Corporate and other	1	—
Consolidated TripCo	$1	(2)

Interest expense.  Interest expense remained flat for the three months ended March 31, 2016. Interest expense primarily consists of interest accrued, commitment fees and debt issuance costs amortization.

Other, net.  Other expense, net decreased $3 million for the three months ended March 31, 2016, as compared to the corresponding prior year period primarily due to the fluctuation of foreign exchange rates.

Income taxes.  During the three months ended March 31, 2016, we had losses before income tax of $5 million and income tax expense of $3 million. We had income tax expense of $11 million for the three months ended March 31, 2015, and the effective tax rate was approximately 39%. For the three months ended March 31, 2016, the Company recognized additional tax expense related to changes in the valuation allowance, changes in unrecognized tax benefits, and recognition of deferred tax liabilities for basis differences in the stock of a consolidated subsidiary. These expense items were partially offset with the tax benefit of earnings in foreign jurisdictions taxed at a rate lower than the U.S. federal tax rate. The effective rate for the three months ended March 31, 2015 was greater than the U.S. federal tax rate of 35% due primarily to an increase in tax expense related to changes in valuation allowance, changes in unrecognized tax benefits, state income tax expense and recognition of deferred tax liabilities for basis differences in the stock of a consolidated subsidiary. These expense items were partially offset with the tax benefit of earnings in foreign jurisdictions taxed at a rate lower than the U.S. federal tax rate.

Net earnings (loss).  We had net losses of $8 million and net earnings of $17 million for the three months ended March 31, 2016 and 2015, respectively. The change in net earnings was the result of the above described fluctuations in our revenue and expenses.

Liquidity and Capital Resources

As of March 31, 2016 cash and cash equivalents primarily consist of cash on hand in global financial institutions, money market funds and marketable securities with maturities of 90 days or less.

The following are potential sources of liquidity: available cash balances, proceeds from asset sales, monetization of our investments, outstanding or anticipated debt facilities, debt and equity issuances, and dividend and interest receipts.

As of March 31, 2016 TripCo had a cash balance of $676 million. Approximately $653 million of the cash balance, at March 31, 2016, is held at TripAdvisor. Although TripCo has a 56% voting interest in TripAdvisor, TripAdvisor is a separate public company with a significant non‑controlling interest, as TripCo has only a 21% economic interest in TripAdvisor. Even though TripCo controls TripAdvisor through its voting interest and board representation, decision making with respect to using TripAdvisor’s cash balances must consider TripAdvisor’s minority holders. Accordingly, any potential distributions of cash from TripAdvisor to TripCo would generally be on a pro rata basis based on economic ownership interests. Approximately $506 million of the TripAdvisor cash balance is held by foreign subsidiaries of TripAdvisor which is generally accessible but certain tax consequences may reduce the net amount of cash TripAdvisor is able to utilize for domestic purposes. Historically, TripAdvisor’s operating cash flows have been sufficient to fund its working capital requirements, capital expenditures and long term debt obligations and other financial commitments and are expected to be sufficient in future periods.

	Three months ended
	March 31,
	2016	2015
	amounts in millions
Cash flow information
Net cash provided (used) by operating activities	$112	95
Net cash provided (used) by investing activities	$11	(35)
Net cash provided (used) by financing activities	$(93)	(2)

During the three months ended March 31, 2016, TripCo’s primary use of cash was approximately $90 million in debt repayments, $16 million in purchases of short term investments and other marketable securities and $17 million of capital expenditures. These uses of cash were funded primarily with cash on hand, cash provided by operations and proceeds from short term investments and other marketable securities.

The projected use of TripCo’s corporate cash will be to fund any operational cash deficits at BuySeasons, to pay fees to Liberty Media for providing certain services pursuant to the services and facilities sharing agreements which is not expected to exceed $4 million annually, and to pay any other corporate level expenses. We anticipate TripCo’s corporate cash balance (without other financial resources potentially available as discussed above) to be sufficient to maintain operations through a refinancing arrangement on the margin loans. The debt service costs of the margin loans described above are paid in kind and become outstanding principal. At the maturity of the margin loans, a number of options are available to satisfy the loans as discussed above in potential sources of liquidity. TripAdvisor’s projected use of cash, incremental to increased operational investment in its business, will primarily be payment of long term debt obligations and other financial commitments, the repurchases of TripAdvisor common stock under their approved share buyback program and investment in new or existing businesses.

Results of Operations—TripAdvisor

TripAdvisor, Inc.  Our economic ownership interest in TripAdvisor is 21% and TripCo’s results include the consolidated results of TripAdvisor and the elimination of approximately 79% of TripAdvisor’s net income (loss), including purchase accounting adjustments, through the noncontrolling interest line item in the condensed consolidated statements of operations. TripAdvisor is a separate publicly traded company and additional information about TripAdvisor can be obtained through its website and its public filings. We believe a discussion of TripAdvisor’s stand alone results promotes a better understanding of overall results of its business. TripAdvisor’s revenue, Adjusted OIBDA and operating income on a standalone basis for the three months ended March 31, 2016 and 2015 were as follows (see tables below for a reconciliation of TripAdvisor’s standalone results to those amounts reported by TripCo):

	Three months ended
	March 31,
	2016	2015
	amounts in millions
Revenue
Hotel	$303	320
Non-Hotel	49	43
Total revenue	352	363
Operating expense	68	56
SG&A	199	180
Adjusted OIBDA	85	127
Stock-based compensation	19	16
Depreciation and amortization	24	21
Operating income as reported by TripAdvisor	$42	90

Revenue

During the first quarter of 2016, TripCo began providing additional disclosures on TripAdvisor’s revenue sources, consistent with its standalone presentation. The purpose of this additional disclosure is to provide further understanding of TripAdvisor’s revenue sources. This change had no effect on the condensed consolidated financial statements in any period.

TripAdvisor’s Hotel revenue decreased $17 million during the three months ended March 31, 2016 when compared to the same period in 2015. The decrease in Hotel revenue is detailed as follows:

	Three months ended
	March 31,
	2016	2015
	amounts in millions
TripAdvisor-branded click-based and transaction	$189	218
TripAdvisor-branded display-based advertising and subscription	68	61
Other hotel revenue	46	41
Total Hotel revenue	$303	320

TripAdvisor-branded click-based and transaction revenue includes click-based advertising revenue from its TripAdvisor-branded websites and revenue from its instant booking feature. TripAdvisor-branded click-based and transaction revenue decreased $29 million during the three months ended March 31, 2016 when compared to the same period in 2015, primarily due to a decline in revenue per hotel shopper. TripAdvisor’s revenue per hotel shopper decreased 24% during the three months ended March 31, 2016 when compared to the same period in 2015, according to TripAdvisor’s log files.  The primary driver of this decrease was due to the impact from (i) TripAdvisor’s decision to accelerate the rollout of its instant booking feature, which currently monetizes at a lower rate than click-based advertising revenue, into its U.S. and U.K. markets on all devices in the third quarter of 2015 and into substantially all of its remaining international markets in the first quarter of 2016, (ii) the timing of TripAdvisor’s revenue recognition, as an increasing portion of its Hotel revenue is being recognized at stay under its instant booking consumption model as opposed to at the time the traveler makes the click-through to the travel partners’ websites under its click-based advertising model or at the time of booking under the instant booking transaction model, (iii) a growing number of hotel shoppers visiting TripAdvisor’s websites on mobile phones which exhibit a lower rate of conversion and therefore monetize at a significantly lower rate than hotel shoppers visiting via desktop or tablet, and (iv) to a lesser extent fluctuations in foreign exchange rates.

TripAdvisor-branded display-based advertising and subscription revenue consists of revenue from display-based advertising, subscription-based hotel advertising revenue (Business Listings), as well as content licensing with third party websites. TripAdvisor-branded display-based advertising and subscription revenue increased by $7 million or 11%, during the three months ended March 31, 2016 when compared to the same period in 2015. Display-based advertising revenue and subscription revenue both grew at comparable rates during the three months ended March 31, 2016.  The increase in display-based advertising revenue was primarily due to an increase in impressions sold and to a lesser extent pricing, while the increase in subscription revenue was a result of both increased pricing and sales productivity.

TripAdvisor’s Non-Hotel segment revenue increased by $6 million or 14% during the three months ended March 31, 2016 when compared to the same period in 2015, primarily driven by increased bookings across all businesses, partially offset by the continued shift to TripAdvisor’s free-to-list model in its Vacation Rentals business, where commission revenues are not recognized until time of stay.

TripAdvisor's Attractions business saw an increase in supply of destination activities and continued growth in its user base globally.  In its Restaurants business, TripAdvisor saw growth in its more established markets, and additionally from expansion into new markets.  In its Vacation Rentals business, TripAdvisor continued to see an increase in property listings and number of transactions on its websites.

Revenue by Geography

Revenue outside of North America, or international revenue, decreased $20 million, or 11%, during the three months ended March 31, 2016, when compared to the same period in 2015. TripAdvisor’s international revenue represented 46% and 50% of its total revenue during the three months ended March 31, 2016 and 2015, respectively. TripAdvisor’s international revenue growth rate decelerated and international revenue, as a percentage of total revenue, declined during the three months ended March 31, 2016 when compared to the same period in 2015, primarily due to TripAdvisor’s accelerated rollout of instant booking in the U.K. during the second half of 2015 and to additional international markets during the three months ended March 31, 2016, which generally monetize at a lower revenue per hotel shopper, currently than the U.S. market, and to a lesser extent the impact of fluctuations in foreign exchange rates.

Adjusted OIBDA

Operating expense

The most significant driver of operating expense is technology and content costs which increased $12 million during the three months ended March 31, 2016 when compared to the same period in 2015, primarily due to increased personnel costs from increased headcount to support business growth, including international expansion and enhanced site features.

Selling, general and administrative

Selling and marketing costs consist of direct selling and marketing costs and indirect costs, such as personnel and overhead. Direct selling and marketing costs increased $10 million during the three months ended March 31, 2016 when compared to the same period in 2015, primarily due to increased online traffic acquisition costs, offset by a decrease in costs related to the cessation of TripAdvisor’s television advertising campaign. Personnel and overhead costs increased $5 million during the three months ended March 31, 2016 when compared to the same period in 2015, primarily due to an increase in headcount needed to support business growth, including international expansion.

General and administrative costs increased $4 million during the three months ended March 31, 2016 when compared to the same period in 2015 primarily due to personnel costs and overhead costs related to an increase in headcount to support TripAdvisor’s business operations and increased professional service fees and non-income taxes, partially offset by a decrease of $2 million in charitable contributions.

Operating Income (Loss)

Operating income, on a standalone basis, was impacted by the above Adjusted OIBDA explanations, combined with an increase in the amortization of capitalized software and web development costs and amortization of intangible assets acquired from recent TripAdvisor acquisitions.

The following is a reconciliation of the results as reported by TripAdvisor, used for comparison purposes as discussed above, for a greater understanding of the standalone operations of TripAdvisor, to the results reported by TripCo (amounts in millions):

	Three months ended March 31, 2016
		Purchase
	As Reported by	Accounting	As Reported by
	TripAdvisor	Adjustments	TripCo
Revenue	$352	—	352
Operating expense	(68)	—	(68)
SG&A	(199)	—	(199)
Adjusted OIBDA	85	—	85
Stock-based compensation	(19)	—	(19)
Depreciation and amortization	(24)	(31)	(55)
Operating income (loss)	$42	(31)	11

	Three months ended March 31, 2015
		Purchase
	As Reported by	Accounting	As Reported by
	TripAdvisor	Adjustments	TripCo
Revenue	$363	—	363
Operating expense	(56)	—	(56)
SG&A	(180)	—	(180)
Adjusted OIBDA	127	—	127
Stock-based compensation	(16)	(2)	(18)
Depreciation and amortization	(21)	(42)	(63)
Operating income (loss)	$90	(44)	46

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

We are exposed to changes in interest rates primarily as a result of our borrowings used to maintain liquidity and to fund business operations. The nature and amount of our long‑term and short‑term debt are expected to vary as a result of future requirements, market conditions and other factors. We plan to manage our overall exposure to interest rates by maintaining what we believe is an appropriate mix of fixed and variable rate debt. We believe this will protect us from interest rate risk. We expect that over time we will achieve this mix by (i) issuing fixed rate debt that we believe has a low stated interest rate and significant term to maturity and (ii) issuing variable rate debt with appropriate maturities and interest rates. As of March 31, 2016, our debt is comprised of the following amounts of variable and fixed rate debt:

	Variable rate debt		Fixed rate debt
	Principal	Weighted avg	Principal	Weighted avg
	amount	interest rate	amount	interest rate
	amount in millions
TripAdvisor	$111	1.7%	—	N/A
TripCo debt	$425	3.9%	—	N/A

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

Item 4. Controls and Procedures.

In accordance with Rules 13a-15 and 15d-15 under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), the Company carried out an evaluation, under the supervision and with the participation of management, including its chief executive officer and its principal accounting and financial officer (the "Executives"), of the effectiveness of its disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, the Executives concluded that the Company's disclosure controls and procedures were effective as of March 31, 2016 to provide reasonable assurance that information required to be disclosed in its reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms.

There has been no change in the Company's internal control over financial reporting that occurred during the three months ended March 31, 2016 that has materially affected, or is reasonably likely to materially affect, its internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

2,581 shares of Series A Liberty TripAdvisor Holdings, Inc. common stock were surrendered by certain of our officers and employees to pay withholding taxes and other deductions in connection with the vesting of their restricted stock during the three months ended March 31, 2016.

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

LIBERTY TRIPADVISOR HOLDINGS, INC.

Date: May 9, 2016	By:	/s/ GREGORY B. MAFFEI
Gregory B. Maffei Chairman, President and Chief Executive Officer

Date: May 9, 2016	By:	/s/ BRIAN J. WENDLING
Brian J. Wendling Senior Vice President and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

EXHIBIT INDEX

Listed below are the exhibits which are filed as a part of this Report (according to the number assigned to them in Item 601 of Regulation S-K):

31.1	Rule 13a-14(a)/15d-14(a) Certification*
31.2	Rule 13a-14(a)/15d-14(a) Certification*
32	Section 1350 Certification**
101.INS	XBRL Instance Document*
101.SCH	XBRL Taxonomy Extension Schema Document*
101.CAL	XBRL Taxonomy Calculation Linkbase Document*
101.LAB	XBRL Taxonomy Label Linkbase Document*
101.PRE	XBRL Taxonomy Presentation Linkbase Document*
101.DEF	XBRL Taxonomy Definition Document*

*    Filed herewith

**  Furnished herewith