Form 10-Q
period 2016-06-30
Liberty TripAdvisor Holdings, Inc.
filed 2016-08-05
CIK 1606745

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2016

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

Large accelerated filer ☒	Accelerated filer ☐	Non‑accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the Registrant is a shell company as defined in Rule 12b-2 of the Exchange Act. Yes ☐    No ☒

The number of outstanding shares of Liberty TripAdvisor Holdings, Inc. common stock as of July 31, 2016 was:

	Series A	Series B
Liberty TripAdvisor Holdings, Inc. common stock	72,008,424	2,929,777

LIBERTY TRIPADVISOR HOLDINGS, INC.

Condensed Consolidated Balance Sheets

(unaudited)

	June 30,	December 31,
	2016	2015
	amounts in millions
Assets
Current assets:
Cash and cash equivalents	$812	644
Trade and other receivables, net of allowance for doubtful accounts of $6 million and $6 million, respectively	231	181
Short term marketable securities (note 4)	87	47
Other current assets	38	34
Total current assets	1,168	906
Investments in available-for-sale securities (note 4)	38	37
Property and equipment, at cost	226	216
Accumulated depreciation	(48)	(36)
	178	180
Intangible assets not subject to amortization:
Goodwill	3,690	3,689
Trademarks	1,798	1,803
	5,488	5,492
Intangible assets subject to amortization, net	555	625
Other assets, at cost, net of accumulated amortization	55	45
Total assets	$7,482	7,285

             (continued)

See accompanying notes to condensed consolidated financial statements.

LIBERTY TRIPADVISOR HOLDINGS, INC.

Condensed Consolidated Balance Sheets (Continued)

(unaudited)

	June 30,	December 31,
	2016	2015
	amounts in millions
Liabilities and Equity
Current liabilities:
Accounts payable	$320	121
Accrued liabilities	157	129
Current portion of debt (note 5)	1	1
Deferred revenue	97	64
Other current liabilities	9	5
Total current liabilities	584	320
Long-term debt (note 5)	550	620
Deferred income tax liabilities	696	719
Other liabilities	196	190
Total liabilities	2,026	1,849
Equity:
Preferred stock, $.01 par value. Authorized shares 50,000,000; no shares issued.	—	—
Series A common stock, $.01 par value. Authorized 200,000,000 shares; issued and outstanding 71,963,851 shares at June 30, 2016 and 71,920,260 at December 31, 2015	1	1
Series B common stock, $.01 par value. Authorized shares 7,500,000; issued and outstanding 2,929,777 shares at June 30, 2016 and 2,929,777 shares at December 31, 2015.	—	—
Series C common stock, $.01 par value. Authorized shares 200,000,000; no shares issued.	—	—
Additional paid-in capital	255	260
Accumulated other comprehensive earnings (loss), net of taxes	(28)	(25)
Retained earnings	558	572
Total stockholders' equity	786	808
Noncontrolling interests in equity of subsidiaries	4,670	4,628
Total equity	5,456	5,436
Commitments and contingencies (note 6)
Total liabilities and equity	$7,482	7,285

See accompanying notes to condensed consolidated financial statements.

LIBERTY TRIPADVISOR HOLDINGS, INC.

Condensed Consolidated Statements of Operations

(unaudited)

	Three months ended		Six months ended
	June 30,		June 30,
	2016	2015	2016	2015
	amounts in millions, except
	per share amounts
Service revenue	$391	405	743	768
Other revenue	7	9	16	20
Total revenue, net	398	414	759	788
Operating costs and expenses:
Operating expense, including stock-based compensation (note 2)	90	76	179	152
Selling, general and administrative, including stock-based compensation (note 2)	239	245	454	441
Depreciation and amortization	55	68	110	132
	384	389	743	725
Operating income (loss)	14	25	16	63
Other income (expense):
Interest expense	(7)	(5)	(15)	(13)
Other, net	4	5	5	3
	(3)	—	(10)	(10)
Earnings (loss) before income taxes	11	25	6	53
Income tax (expense) benefit	(4)	(12)	(7)	(23)
Net earnings (loss)	7	13	(1)	30
Less net earnings (loss) attributable to noncontrolling interests	9	20	13	44
Net earnings (loss) attributable to Liberty TripAdvisor Holdings, Inc. shareholders	$(2)	(7)	(14)	(14)

Basic net earnings (losses) attributable to Series A and Series B Liberty TripAdvisor Holdings, Inc. shareholders per common share (note 3):	$(0.03)	(0.09)	(0.19)	(0.19)
Diluted net earnings (loss) attributable to Series A and Series B Liberty TripAdvisor Holdings, Inc. shareholders per common share (note 3):	$(0.03)	(0.09)	(0.19)	(0.19)

See accompanying notes to condensed consolidated financial statements.

LIBERTY TRIPADVISOR HOLDINGS, INC.

Condensed Consolidated Statements of Comprehensive Earnings (Loss)

(unaudited)

	Three months ended		Six months ended
	June 30,		June 30,
	2016	2015	2016	2015
	amounts in millions
Net earnings (loss)	$7	13	(1)	30
Other comprehensive earnings (loss), net of taxes:
Foreign currency translation adjustments	(23)	29	(13)	(21)
Other comprehensive earnings (loss)	(23)	29	(13)	(21)
Comprehensive earnings (loss)	(16)	42	(14)	9
Less comprehensive earnings (loss) attributable to the noncontrolling interests	(9)	43	3	28
Comprehensive earnings (loss) attributable to Liberty TripAdvisor Holdings, Inc. shareholders	$(7)	(1)	(17)	(19)

See accompanying notes to condensed consolidated financial statements.

LIBERTY TRIPADVISOR HOLDINGS, INC.

Condensed Consolidated Statements of Cash Flows

(unaudited)

	Six months ended
	June 30,
	2016	2015
	amounts in millions
Cash flows from operating activities:
Net earnings (loss)	$(1)	30
Adjustments to reconcile net earnings (loss) to net cash provided by operating activities
Depreciation and amortization	110	132
Stock-based compensation	44	39
Excess tax benefit from stock-based compensation	(6)	(26)
Deferred income tax expense (benefit)	(20)	(12)
Other noncash charges (credits), net	—	8
Changes in operating assets and liabilities
Current and other assets	(59)	(108)
Payables and other liabilities	276	225
Net cash provided (used) by operating activities	344	288
Cash flows from investing activities:
Capital expenditures, including internal-use software and website development	(37)	(56)
Cash paid for acquisitions, net of cash acquired	1	(29)
Purchases of short term investments and other marketable securities	(98)	(92)
Sales and maturities of short term investments and other marketable securities	57	68
Net cash provided (used) by investing activities	(77)	(109)
Cash flows from financing activities:
Borrowings of debt, net of financing costs	259	291
Repayments of debt	(338)	(341)
Payment of minimum withholding taxes on net share settlements of equity awards	(11)	(62)
Excess tax benefit from stock-based compensation	6	26
Shares issued by subsidiary	3	9
Shares repurchased by subsidiary	(12)	—
Option exercises	—	5
Other financing activities, net	—	12
Net cash provided (used) by financing activities	(93)	(60)
Effect of foreign currency exchange rates on cash	(6)	(3)
Net increase (decrease) in cash and cash equivalents	168	116
Cash and cash equivalents at beginning of period	644	509
Cash and cash equivalents at end of period	$812	625

See accompanying notes to condensed consolidated financial statements.

LIBERTY TRIPADVISOR HOLDINGS, INC.

Condensed Consolidated Statement of Equity

Six months ended June 30, 2016

(unaudited)

	Stockholders' equity

						Accumulated		Noncontrolling
					Additional	other		interest in
	Preferred	Common Stock			paid-in	comprehensive	Retained	equity of	Total
	Stock	Series A	Series B	Series C	capital	earnings (loss)	earnings	subsidiaries	equity
	amounts in millions
Balance at January 1, 2016	$—	1	—	—	260	(25)	572	4,628	5,436
Net earnings (loss)	—	—	—	—	—	—	(14)	13	(1)
Other comprehensive earnings (loss)	—	—	—	—	—	(3)	—	(10)	(13)
Stock compensation	—	—	—	—	12	—	—	37	49
Minimum withholding taxes on net share settlements of stock-based compensation	—	—	—	—	(11)	—	—	—	(11)
Tax benefits on stock-based compensation, net	—	—	—	—	1	—	—	2	3
Shares issued by subsidiary	—	—	—	—	(4)	—	—	7	3
Shares repurchased by subsidiary	—	—	—	—	(4)	—	—	(8)	(12)
Other	—	—	—	—	1	—	—	1	2
Balance at June 30, 2016	$—	1	—	—	255	(28)	558	4,670	5,456

See accompanying notes to condensed consolidated financial statements.

LIBERTY TRIPADVISOR HOLDINGS, INC.

Notes to Condensed Consolidated Financial Statements (Continued)

(unaudited)

(1) Basis of Presentation

During October 2013, the Board of Directors of Liberty Interactive Corporation and its subsidiaries (“Liberty”) authorized a plan to distribute to the stockholders of Liberty’s Liberty Ventures common stock shares of a wholly‑owned subsidiary, Liberty TripAdvisor Holdings, Inc. (“TripCo” or the “Company”) (the “Trip Spin‑Off”). TripCo holds the subsidiaries TripAdvisor, Inc. (“TripAdvisor”) and BuySeasons, Inc. (“BuySeasons”). Both TripAdvisor and BuySeasons have more revenue in the third quarter, based on higher travel research and trip-taking and the Halloween period, respectively, as compared to the other quarters of the year. The Trip Spin-Off was completed on August 27, 2014 and effected as a pro‑rata dividend of shares of TripCo to the stockholders of Series A and Series B Liberty Ventures common stock of Liberty. The Trip Spin-Off was accounted for at historical cost due to the pro rata nature of the distribution to stockholders of Liberty Ventures common stock.

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

In February 2016, the FASB issued new guidance which revises the accounting for leases. Under the new guidance, lessees will be required to recognize a lease liability and a right-of-use asset for all leases. The new guidance also simplifies the accounting for sale and leaseback transactions. The new standard, to be applied via a modified retrospective transition approach, is effective for the Company for fiscal years and interim periods beginning after December 15, 2018. The Company has not yet determined the effect of the standard on its ongoing accounting and financial reporting.

In March 2016, the FASB issued new guidance which simplifies several aspects of the accounting for share-based payment award transactions, including the income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows. The new standard is effective for the Company for fiscal years and interim periods beginning after December 15, 2016, with early application permitted. The Company plans to adopt this guidance in the third quarter of 2016 and does not expect the adoption will have a material effect on TripCo’s condensed consolidated financial statements.

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

LIBERTY TRIPADVISOR HOLDINGS, INC.

Notes to Condensed Consolidated Financial Statements (Continued)

(unaudited)

Under these agreements, approximately $1 million was reimbursable to Liberty for both of the three month periods ended June 30, 2016 and 2015 and approximately $1 million was reimbursable to Liberty for both of the six month periods ended June 30, 2016 and 2015.

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

Included in the accompanying condensed consolidated statements of operations are the following amounts of stock‑based compensation, the majority of which relates to TripAdvisor as discussed below:

	Three months ended		Six months ended
	June 30,		June 30,
	2016	2015	2016	2015
	amounts in millions
Operating expense	$11	8	21	15
Selling, general and administrative expense	12	12	23	24
	$23	20	44	39

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

LIBERTY TRIPADVISOR HOLDINGS, INC.

Notes to Condensed Consolidated Financial Statements (Continued)

(unaudited)

			Weighted
			average
			remaining	Aggregate
			contractual	intrinsic
	Series A	WAEP	life	value
	in thousands		in years	in millions
Outstanding at January 1, 2016	720	$14.67
Granted	—	$—
Exercised	(40)	$13.36
Forfeited/Cancelled	—	$—
Outstanding at June 30, 2016	680	$14.74	2.9	$5
Exercisable at June 30, 2016	595	$13.68	2.5	$5

There were no options to purchase shares of Series A common stock granted during the six months ended June 30, 2016. There was no activity during the period related to the TripCo Series B options.

As of June 30, 2016, the total unrecognized compensation cost related to unvested Awards was approximately $19 million. Such amount will be recognized in the Company's consolidated statements of operations over a weighted average period of approximately 2.5 years.

As of June 30, 2016, TripCo reserved 2.5 million shares of Series A and Series B common stock for issuance under exercise privileges of outstanding stock Awards.

TripAdvisor Equity Grant Awards

The following table presents the number and weighted average exercise price (“WAEP”) of the Awards to purchase TripAdvisor common stock granted to certain officers, employees and directors of TripAdvisor.

			Weighted
			average
	TripAdvisor		remaining	Aggregate
	stock		contractual	intrinsic
	options	WAEP	life	value
	in thousands		in years	in millions
Outstanding at January 1, 2016	5,720	$53.71
Granted	1,033	$63.44
Exercised	(554)	$29.34
Cancelled or expired	(165)	$69.53
Outstanding at June 30, 2016	6,034	$57.18	5.9	$78
Exercisable at June 30, 2016	2,874	$42.45	4.6	$71

The weighted average grant date fair value of options granted was $22.85 for the six months ended June 30, 2016.

As of June 30, 2016, the total unrecognized compensation cost related to unvested TripAdvisor stock options was approximately $60 million and will be recognized over a weighted average period of approximately 2.6 years. The total intrinsic value of stock options exercised for the six months ended June 30, 2016 and 2015 was $19 million and $122 million, respectively.

LIBERTY TRIPADVISOR HOLDINGS, INC.

Notes to Condensed Consolidated Financial Statements (Continued)

(unaudited)

Additionally, during the six months ended June 30, 2016, TripAdvisor granted 1,731 thousand service based restricted stock units (“RSUs”) under its 2011 Incentive Plan for which the fair value was measured based on the quoted price of TripAdvisor common stock at the date of grant. The weighted average grant date fair value for RSUs granted during the six months ended June 30, 2016 was $63.95 per share. As of June 30, 2016, the total unrecognized compensation cost related to TripAdvisor RSUs was approximately $150 million and will be recognized over a weighted average period of approximately 3 years.

(3) Earnings (Loss) Per Common Share (EPS)

Basic earnings (loss) per common share (“EPS”) is computed by dividing net earnings (loss) attributable to Liberty TripAdvisor Holdings, Inc. shareholders by the weighted average number of common shares outstanding for the period. Diluted EPS presents the dilutive effect on a per share basis of potential common shares as if they had been converted at the beginning of the periods presented. Excluded from EPS for the three months ended June 30, 2016 and 2015 are 2 million and less than a million potential common shares, respectively, because their inclusion would be antidilutive. Excluded from EPS for the six months ended June 30, 2016 and 2015 are 2 million and less than a million potential common shares, respectively, because their inclusion would be antidilutive.

	Liberty TripAdvisor Holdings Common Stock
	Three months ended		Six months ended
	June 30,		June 30,
	2016	2015	2016	2015
	number of shares in millions
Basic EPS	75	75	75	75
Potentially dilutive shares	—	—	—	—
Diluted EPS	75	75	75	75

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

LIBERTY TRIPADVISOR HOLDINGS, INC.

Notes to Condensed Consolidated Financial Statements (Continued)

(unaudited)

The Company’s assets and liabilities measured at fair value are as follows:

	June 30, 2016			December 31, 2015
		Quoted prices	Significant		Quoted prices	Significant
		in active	other		in active	other
		markets for	observable		markets for	observable
		identical assets	inputs		identical assets	inputs
Description	Total	(Level 1)	(Level 2)	Total	(Level 1)	(Level 2)
	amounts in millions
Cash equivalents	$69	61	8	44	39	5
Short-term marketable securities	$87	—	87	47	—	47
Available-for-sale securities	$38	—	38	37	—	37
Variable postpaid forward	$5	—	5	NA	NA	NA

On June 6, 2016, TripCo entered into a variable postpaid forward transaction with a financial institution with respect to 7 million TripAdvisor shares held by the Company with a forward floor price of $38.90 per share and a forward cap price of $98.96 per share.  TripCo borrowed $259 million against the variable postpaid forward on June 23, 2016 (see note 5). The asset associated with this instrument is included in the other assets line item on the face of the condensed consolidated financial statements as of June 30, 2016.

The fair value of Level 2 cash equivalents, marketable securities and available‑for‑sale securities were obtained from pricing sources for identical or comparable instruments, rather than direct observations of quoted prices in active markets. The fair value of Level 2 derivative assets were derived from a Black-Scholes-Merton model using observable market data as the significant inputs.

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

LIBERTY TRIPADVISOR HOLDINGS, INC.

Notes to Condensed Consolidated Financial Statements (Continued)

(unaudited)

(5) Debt

Outstanding debt at June 30, 2016 and December 31, 2015 is summarized as follows:

	June 30,	December 31,
	2016	2015
	amounts in millions
TripAdvisor 2015 Credit Facility	91	200
TripAdvisor Chinese credit facilities	1	1
TripCo margin loans	200	421
TripCo variable postpaid forward	259	NA
Unamortized discount and debt issuance costs	—	(1)
Total consolidated TripCo debt	$551	621
Less debt classified as current	(1)	(1)
Total long-term debt	$550	620

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

There is no specific repayment date prior to the five-year maturity date for borrowings under the 2015 Credit Facility. During the six months ended June 30, 2016, TripAdvisor repaid $109 million of its outstanding borrowings on the 2015 Credit Facility. Based on TripAdvisor’s current leverage ratio, borrowings bear interest at LIBOR plus 125 basis points, or the Eurocurrency Spread. TripAdvisor is currently borrowing under a one-month interest period of 1.8% per annum, using a one-month interest period Eurocurrency Spread, which will reset periodically. Interest will be payable on a monthly basis while TripAdvisor is borrowing under the one-month interest rate period.

TripAdvisor is also required to pay a quarterly commitment fee, on the daily unused portion of the revolving credit facility for each fiscal quarter and fees in connection with the issuance of letters of credit. Unused revolver capacity is currently subject to a commitment fee of 20 basis points, given TripAdvisor’s current leverage ratio. The 2015 Credit Facility includes $15 million of borrowing capacity available for letters of credit and $40 million for borrowings on same-day notice. As of June 30, 2016, TripAdvisor had issued $2 million of outstanding letters of credit under the 2015 Credit Facility.

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

TripAdvisor Chinese Credit Facilities

In addition to borrowings under the 2015 Credit Facility, TripAdvisor maintains Chinese Credit Facilities. As of June 30, 2016 and December 31, 2015, there were approximately $1 million of short term borrowings outstanding.

TripAdvisor’s Chinese subsidiary is party to a $30 million, one-year revolving credit facility with Bank of America (the “Chinese Credit Facility—BOA”) that is currently subject to review on a periodic basis with no specific expiration period. The Chinese Credit Facility—BOA currently bears interest at a rate based on 100% of the People’s Bank of China’s base rate, which was 4.35% as of June 30, 2016.  As of June 30, 2016, TripAdvisor had $1 million of outstanding borrowings from the Chinese Credit Facility—BOA.

In addition, TripAdvisor’s Chinese subsidiary is party to a RMB 125,000,000 (approximately $20 million) one-year revolving credit facility with J.P. Morgan Chase Bank (“Chinese Credit Facility—JPM”). The Chinese Credit Facility—JPM bears interest at a rate based on 100% of the People’s Bank of China’s base rate, which was 4.35% as of June 30, 2016.  As of June 30, 2016, there are no outstanding borrowings under the Chinese Credit Facility—JPM.

TripCo Margin Loans and Variable Postpaid Forward

On August 21, 2014, a wholly owned subsidiary of TripCo entered into two margin loan agreements which aggregated total borrowings of $400 million. Interest on the margin loans accrued at a rate of 3.65% plus LIBOR for six months and 3.25% thereafter. Interest on the margin loans was paid in kind and added to the principal amount on the loan.

In connection with the variable postpaid forward transaction entered into on June 6, 2016, as described in note 4, TripCo borrowed $259 million against the variable postpaid forward on June 23, 2016.  The term of the forward is four years. At maturity, the accreted loan amount due is approximately $272 million. The proceeds from the forward were used to repay $200 million in principal and $29 million of paid in kind interest on the margin loans with the remainder being used for general corporate purposes.

On June 23, 2016, TripCo amended the terms of the margin loan agreements with respect to the remaining borrowings of $200 million. Common Stock and Class B Common Stock of TripAdvisor were pledged as collateral pursuant to these agreements. Each agreement contains language that indicates that the Company, as borrower and transferor of underlying shares as collateral, has the right to exercise all voting, consensual and other powers of ownership pertaining to the transferred shares for all purposes, provided that TripCo agrees that it will not vote the shares in any manner that would reasonably be expected to give rise to transfer or certain other restrictions. Similarly, the loan agreements indicate that no lender party shall have any voting rights with respect to the shares transferred, except to the extent that a lender party buys any shares in a sale or other disposition made pursuant to the terms of the loan agreements. The agreements also contain certain restrictions related to additional indebtedness and margin calls. The initial margin call would require the outstanding balance to be reduced to $150 million if at any time the closing price per share of TripAdvisor common stock were to fall

LIBERTY TRIPADVISOR HOLDINGS, INC.

Notes to Condensed Consolidated Financial Statements (Continued)

(unaudited)

below certain minimum values. Pursuant to the amendments, interest on the margin loans accrues at a rate of 2.0% plus LIBOR per year to be paid in kind or cash at the election of TripCo. The Company expects that interest on the loan will be paid in kind and added to the principal amount on the loan. The term of the loan is three years and the maturity date is June 21, 2019.

For the six months ended June 30, 2016, the non-cash addition to the amended margin loan principal balance was less than one million dollars.

As of June 30, 2016, the values of TripAdvisor’s shares pledged as collateral pursuant to the margin loan agreements and variable postpaid forward, determined based on the trading price of the Common Stock and on an as-if converted basis for the Class B Common Stock, are as follows:

	Number of Shares
	Pledged as
	Collateral as of	Share value as of
Pledged Collateral	June 30, 2016	June 30, 2016
	amounts in millions
Common Stock	18.2	$1,168
Class B Common Stock	12.8	$823

The outstanding margin loans contain various affirmative and negative covenants that restrict the activities of the borrower. The loan agreements do not include any financial covenants.

Additionally, in support of the original margin loan agreements, TripCo and Liberty Interactive LLC entered into a promissory note whereby TripCo may request, upon certain margin call thresholds, up to $200 million in funds. Proceeds from the promissory note must be used by TripCo to offset obligations under the margin loan agreements.

Debt Covenants

As of June 30, 2016, each of the Company and TripAdvisor was in compliance with its respective debt covenants.

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

For the six months ended June 30, 2016, TripCo has identified the following consolidated company as its reportable segment:

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

Performance Measures

	Three months ended June 30,
	2016		2015
		Adjusted		Adjusted
	Revenue	OIBDA	Revenue	OIBDA
	amounts in millions
TripAdvisor	$391	95	405	121
Corporate and other	7	(3)	9	(8)
Consolidated TripCo	$398	92	414	113

	Six months ended June 30,
	2016		2015
		Adjusted		Adjusted
	Revenue	OIBDA	Revenue	OIBDA
	amounts in millions
TripAdvisor	$743	180	768	247

LIBERTY TRIPADVISOR HOLDINGS, INC.

Notes to Condensed Consolidated Financial Statements (Continued)

(unaudited)

Corporate and other	16	(10)	20	(13)
Consolidated TripCo	$759	170	788	234

Other Information

	June 30, 2016
	Total	Capital
	assets	expenditures
	amounts in millions
TripAdvisor	$7,410	36
Corporate and other	72	1
Consolidated TripCo	$7,482	37

The following table provides a reconciliation of segment Adjusted OIBDA to earnings (loss) before income taxes:

	Three months		Six months
	ended June 30,		ended June 30,
	2016	2015	2016	2015
	amounts in millions
Consolidated segment Adjusted OIBDA	$92	113	170	234
Stock-based compensation	(23)	(20)	(44)	(39)
Depreciation and amortization	(55)	(68)	(110)	(132)
Interest expense	(7)	(5)	(15)	(13)
Other, net	4	5	5	3
Earnings (loss) before income taxes	$11	25	6	53

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
•

domestic and international economic and business conditions and industry trends, including the impact of “Brexit” (as defined in Part II, Item 1A. Risk Factors), the current economic downturn and those which result in declines or disruptions in the travel industry;

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

For additional risk factors, please see Part I, Item 1A of the Annual Report on Form 10-K for the year ended December 31, 2015, as well as Part II, Item 1A. of this Quarterly Report. These forward-looking statements and such risks, uncertainties and other factors speak only as of the date of this Quarterly Report, and we expressly disclaim any obligation or undertaking to disseminate any updates or revisions to any forward-looking statement contained herein, to reflect any change in our expectations with regard thereto, or any other change in events, conditions or circumstances on which any such statement is based.

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

Results of Operations—Consolidated—June 30, 2016 and 2015

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

	Three months ended		Six months ended
	June 30,		June 30,
	2016	2015	2016	2015
	amounts in millions
Revenue
TripAdvisor	$391	405	743	768
Corporate and other	7	9	16	20
Consolidated TripCo	$398	414	759	788
Operating Income (Loss)
TripAdvisor	$18	34	29	80
Corporate and other	(4)	(9)	(13)	(17)
Consolidated TripCo	$14	25	16	63
Adjusted OIBDA
TripAdvisor	$95	121	180	247
Corporate and other	(3)	(8)	(10)	(13)
Consolidated TripCo	$92	113	170	234

Revenue.  Our consolidated revenue decreased approximately $16 million and $29 million during the three and six months ended June 30, 2016, respectively, as compared to the corresponding periods in the prior year due to decreases of $14 million and $25 million at TripAdvisor and $2 million and $4 million at BuySeasons, for the three and six months ended June 30, 2016, respectively, as compared to the corresponding periods in the prior year. BuySeasons’ revenue decreased during the three and six months ended June 30, 2016 as it continues to shift its business model. See “Results of Operations—TripAdvisor” below for a more complete discussion of the results of operations of TripAdvisor.

Operating Income (Loss).  Our consolidated operating income decreased approximately $11 million and $47 million for the three and six months ended June 30, 2016, respectively, as compared to the corresponding periods in the prior year. The changes in operating income are due to the operating results of TripAdvisor, partially offset by lower amortization expense of intangibles related to the assets recognized in connection with the combination of TripAdvisor as the amortization is slightly accelerated due to the estimated usage of such assets. See “Results of Operations—TripAdvisor” below for a more complete discussion of the results of operations of TripAdvisor.

In connection with the Trip Spin‑Off, among other matters, we entered into a services agreement and a facilities sharing agreement with Liberty Media. Pursuant to the services agreement, we pay Liberty Media for certain specified services related to our being a public company including insurance administration and risk management services, legal, investor relations, tax, accounting and internal audit services. Amounts reimbursable to Liberty Media under the services agreement and the facilities agreement were approximately $1 million for both of the three month periods ended June 30, 2016 and 2015, respectively, approximately $1 million for both of the six month periods ended June 30, 2016 and 2015, respectively, and are not expected to exceed $4 million annually.

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

Consolidated Adjusted OIBDA decreased approximately $21 million and $64 million during the three and six months ended June 30, 2016, respectively, as compared to the corresponding periods in the prior year. The decrease was primarily due to the operating results of TripAdvisor. See “Results of Operations—TripAdvisor” below for a more complete discussion of the results of operations of TripAdvisor.

Other Income and Expense

Components of Other Income (Expense) are presented in the table below.

	Three months ended		Six months ended
	June 30,		June 30,
	2016	2015	2016	2015
	amounts in millions
Interest expense
TripAdvisor	$(3)	(2)	(7)	(4)
Corporate and other	(4)	(3)	(8)	(9)
Consolidated TripCo	$(7)	(5)	(15)	(13)
Other, net
TripAdvisor	$—	5	—	3
Corporate and other	4	—	5	—
Consolidated TripCo	$4	5	5	3

Interest expense.  Interest expense increased $2 million for both the three and six months ended June 30, 2016. Interest expense primarily consists of interest accrued, commitment fees and debt issuance costs amortization.

Other, net.  Other income, net decreased $1 million and increased $2 million for the three and six months ended June 30, 2016, respectively. Other income, net for TripAdvisor decreased during the three and six months ended June 30, 2016 primarily due to the fluctuation of foreign exchange rates and the settlement of its forward contracts. Other income, net for corporate primarily relates to unrealized gains on TripCo’s variable postpaid forward.

Income taxes.  We had income tax expense of $4 million and $12 million for the three months ended June 30, 2016 and 2015, respectively, and the effective tax rate was approximately 36% and 48%, respectively. We had income tax expense of $7 million and $23 million for the six months ended June 30, 2016 and 2015, respectively, and the effective tax rate was approximately 117% and 43%, respectively. For the three and six months ended June 30, 2016, the Company recognized additional tax expense related to changes in the valuation allowance, changes in unrecognized tax benefits, and recognition of deferred tax liabilities for basis differences in the stock of a consolidated subsidiary. These expense items were partially offset with the tax benefit of earnings in foreign jurisdictions taxed at a rate lower than the U.S. federal tax rate. The effective rates for the three and six months ended June 30, 2015 were greater than the U.S. federal tax rate of 35% due primarily to an increase in tax expense related to changes in valuation allowance, changes in unrecognized tax benefits, state income tax expense and recognition of deferred tax liabilities for basis differences in the stock of a consolidated subsidiary. These expense items were partially offset with the tax benefit of earnings in foreign jurisdictions taxed at a rate lower than the U.S. federal tax rate.

Net earnings (loss).  We had net earnings of $7 million and $13 million for the three months ended June 30, 2016 and 2015, respectively, and a net loss of $1 million and net earnings of $30 million for the six months ended June 30, 2016 and

2015, respectively. The change in net earnings was the result of the above described fluctuations in our revenue and expenses.

Liquidity and Capital Resources

As of June 30, 2016, cash and cash equivalents primarily consist of cash on hand in global financial institutions, money market funds and marketable securities with maturities of 90 days or less.

The following are potential sources of liquidity: available cash balances, proceeds from asset sales, monetization of our investments, outstanding or anticipated debt facilities, debt and equity issuances, and dividend and interest receipts.

As of June 30, 2016 TripCo had a cash balance of $812 million. Approximately $766 million of the cash balance, at June 30, 2016, is held at TripAdvisor. Although TripCo has a 56% voting interest in TripAdvisor, TripAdvisor is a separate public company with a significant non‑controlling interest, as TripCo has only a 21% economic interest in TripAdvisor. Even though TripCo controls TripAdvisor through its voting interest and board representation, decision making with respect to using TripAdvisor’s cash balances must consider TripAdvisor’s minority holders. Accordingly, any potential distributions of cash from TripAdvisor to TripCo would generally be on a pro rata basis based on economic ownership interests. Approximately $572 million of the TripAdvisor cash balance is held by foreign subsidiaries of TripAdvisor which is generally accessible but certain tax consequences may reduce the net amount of cash TripAdvisor is able to utilize for domestic purposes. Historically, TripAdvisor’s operating cash flows have been sufficient to fund its working capital requirements, capital expenditures and long term debt obligations and other financial commitments and are expected to be sufficient in future periods.

	Six months ended
	June 30,
	2016	2015
	amounts in millions
Cash flow information
Net cash provided (used) by operating activities	$344	288
Net cash provided (used) by investing activities	$(77)	(109)
Net cash provided (used) by financing activities	$(93)	(60)

During the six months ended June 30, 2016, TripCo’s primary use of cash was approximately $79 million in net debt repayments, $98 million in purchases of short term investments and other marketable securities and $37 million of capital expenditures. These uses of cash were funded primarily with cash on hand, cash provided by operations and proceeds from short term investments and other marketable securities.

The projected use of TripCo’s corporate cash will be to fund any operational cash deficits at BuySeasons, to pay fees to Liberty Media for providing certain services pursuant to the services and facilities sharing agreements which is not expected to exceed $4 million annually, and to pay any other corporate level expenses. We anticipate TripCo’s corporate cash balance (without other financial resources potentially available as discussed above) to be sufficient to maintain operations through a refinancing arrangement on the margin loans and the variable postpaid forward. The debt service costs of the margin loans described above are paid in kind and become outstanding principal. At the maturity of the margin loans, a number of options are available to satisfy the loans as discussed above in potential sources of liquidity. TripAdvisor’s projected use of cash, incremental to increased operational investment in its business, will primarily be payment of long term debt obligations and other financial commitments, the repurchases of TripAdvisor common stock under their approved share buyback program and investment in new or existing businesses.

Results of Operations—TripAdvisor

TripAdvisor, Inc.  Our economic ownership interest in TripAdvisor is 21% and TripCo’s results include the consolidated results of TripAdvisor and the elimination of approximately 79% of TripAdvisor’s net income (loss), including purchase accounting adjustments, through the noncontrolling interest line item in the condensed consolidated statements of operations. TripAdvisor is a separate publicly traded company and additional information about TripAdvisor can be obtained through its website and its public filings. We believe a discussion of TripAdvisor’s stand alone results promotes a better understanding of overall results of its business. TripAdvisor’s revenue, Adjusted OIBDA and operating income on a standalone basis for three and six months ended June 30, 2016 and 2015 were as follows (see tables below for a reconciliation of TripAdvisor’s standalone results to those amounts reported by TripCo):

	Three months ended		Six months ended
	June 30,		June 30,
	2016	2015	2016	2015
	amounts in millions
Revenue
Hotel	$316	343	619	663
Non-Hotel	75	62	124	105
Total revenue	391	405	743	768
Operating expense	72	59	139	115
SG&A	224	225	424	406
Adjusted OIBDA	95	121	180	247
Stock-based compensation	22	18	42	34
Depreciation and amortization	25	24	48	44
Operating income as reported by TripAdvisor	$48	79	90	169

Revenue

During the first quarter of 2016, TripCo began providing additional disclosures on TripAdvisor’s revenue sources, consistent with its standalone presentation. The purpose of this additional disclosure is to provide further understanding of TripAdvisor’s revenue sources. This change had no effect on the condensed consolidated financial statements in any period.

TripAdvisor’s Hotel revenue decreased $27 million and $44 million during the three and six months ended June 30, 2016, respectively, when compared to the same periods in 2015. The decrease in Hotel revenue is detailed as follows:

	Three months ended		Six months ended
	June 30,		June 30,
	2016	2015	2016	2015
	amounts in millions
TripAdvisor-branded click-based and transaction	$201	237	390	455
TripAdvisor-branded display-based advertising and subscription	72	68	140	130
Other hotel revenue	43	38	89	78
Total Hotel revenue	$316	343	619	663

TripAdvisor-branded click-based and transaction revenue includes click-based advertising revenue from its TripAdvisor-branded websites and revenue from its transaction-based hotel instant booking feature. For the three and six months ended June 30, 2016, 64% and 63%, respectively, of TripAdvisor’s total Hotel segment revenue was derived from its TripAdvisor-branded click-based and transaction revenue.  For both the three and six months ended June 30, 2015, 69% of TripAdvisor’s total Hotel segment revenue was derived from its TripAdvisor-branded click-based and transaction revenue. TripAdvisor-branded click-based and transaction revenue decreased $36 million and $65 million during the three and six months ended June 30, 2016, respectively, when compared to the same periods in 2015, primarily due to a decline of 19% in revenue per hotel shopper. TripAdvisor’s revenue per hotel shopper decreased 19% during both the three and six months ended June 30, 2016 when compared to the same periods in 2015, according to TripAdvisor’s log files.  The primary drivers of this decrease are as follows: (i) the global launch of TripAdvisor’s hotel instant booking, which currently monetizes at a lower rate than click-based advertising revenue; (ii) a revenue recognition timing shift from an increasing portion of TripAdvisor’s Hotel revenue now being recognized at the time a user consumes the stay under its instant booking consumption model; (iii) a greater percentage of hotel shoppers visiting TripAdvisor websites via mobile phones, which results in lower rate of conversion to a click or a booking and therefore monetize at a significantly lower rate than hotel shoppers that visit TripAdvisor websites via desktop or tablet; (iv) the negative impact by an increasingly volatile global macro-economic environment; and (v) challenging metasearch comparatives for comparable periods in 2015.

TripAdvisor-branded display-based advertising and subscription revenue consists of revenue from display-based advertising, subscription-based hotel advertising revenue (Business Listings), as well as content licensing with third party websites. TripAdvisor-branded display-based advertising and subscription revenue increased by $4 million or 6%, and $10 million or 8%, during the three and six months ended June 30, 2016, respectively, when compared to the same periods in 2015. Display-based advertising revenue and subscription revenue both grew at comparable rates during the three and six months ended June 30, 2016.  The increase in display-based advertising revenue was primarily due to an increase in impressions sold, partially offset by a slight decrease in pricing, while the increase in subscription revenue was a result of both increased pricing and sales productivity.

TripAdvisor’s Non-Hotel segment revenue increased by $13 million or 21%, and $19 million or 18% during the three and six months ended June 30, 2016, respectively, when compared to the same periods in 2015, primarily driven by increased bookings, partially offset by the continued shift to TripAdvisor’s free-to-list model in its Vacation Rentals business, where commission revenues are not recognized until time of stay.

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

Revenue by Geography

Revenue outside of North America, or international revenue, decreased $28 million, or 14%, and $48 million, or 13% during the three and six months ended June 30, 2016, respectively, when compared to the same periods in 2015. TripAdvisor’s international revenue represented 42% and 44% of its total revenue during the three and six months ended June 30, 2016, respectively, and represented 48% and 49% of total revenue during the three and six months ended June 30, 2015, respectively. TripAdvisor’s international revenue growth rate decelerated and international revenue, as a percentage of total revenue, declined during the three and six months ended June 30, 2016 when compared to the same periods in 2015, primarily due to the overall decrease in revenue per hotel shopper, which is explained above. In addition, TripAdvisor’s international hotel shoppers generally monetize at lower revenue per hotel shopper rates than hotel shoppers in the U.S. market.

Operating expense

The most significant driver of operating expense is technology and content costs which increased $9 million and $17 million during three and six months ended June 30, 2016, respectively, when compared to the same periods in 2015, primarily due to increased personnel costs from increased headcount to support business growth, including international expansion and enhanced site features.

Selling, general and administrative

Selling and marketing costs consist of direct selling and marketing costs and indirect costs, such as personnel and overhead. Selling and marketing costs increased $9 million and $22 million during three and six months ended June 30, 2016, respectively, when compared to the same periods in 2015, primarily due to increased online traffic acquisition costs and increased personnel costs from increase headcount to support business growth, offset by a decrease in costs related to the cessation of TripAdvisor’s television advertising campaign.

General and administrative costs decreased $10 million and $4 million during the three and six months ended June 30, 2016, respectively, when compared to the same periods in 2015 primarily due to a decrease in professional service fees related to lower consulting costs, charitable foundation costs and bad debt expense, partially offset by an increase in non-income taxes.

Operating Income (Loss)

Operating income, on a standalone basis, was impacted by the above explanations, combined with an increase in the amortization of capitalized software and web development costs and amortization of intangible assets acquired from recent TripAdvisor acquisitions.

The following is a reconciliation of the results as reported by TripAdvisor, used for comparison purposes as discussed above, for a greater understanding of the standalone operations of TripAdvisor, to the results reported by TripCo (amounts in millions):

	Three months ended June 30, 2016			Six months ended June 30, 2016
		Purchase			Purchase
	As Reported by	Accounting	As Reported by	As Reported by	Accounting	As Reported by
	TripAdvisor	Adjustments	TripCo	TripAdvisor	Adjustments	TripCo
Revenue	$391	—	391	743	—	743
Operating expense	(72)	—	(72)	(139)	—	(139)
SG&A	(224)	—	(224)	(424)	—	(424)
Adjusted OIBDA	95	—	95	180	—	180
Stock-based compensation	(22)	—	(22)	(42)	—	(42)
Depreciation and amortization	(25)	(30)	(55)	(48)	(61)	(109)
Operating income (loss)	$48	(30)	18	90	(61)	29

	Three months ended June 30, 2015			Six months ended June 30, 2015
		Purchase			Purchase
	As Reported by	Accounting	As Reported by	As Reported by	Accounting	As Reported by
	TripAdvisor	Adjustments	TripCo	TripAdvisor	Adjustments	TripCo
Revenue	$405	—	405	768	—	768
Operating expense	(59)	—	(59)	(115)	—	(115)
SG&A	(225)	—	(225)	(406)	—	(406)
Adjusted OIBDA	121	—	121	247	—	247
Stock-based compensation	(18)	(1)	(19)	(34)	(3)	(37)
Depreciation and amortization	(24)	(44)	(68)	(44)	(86)	(130)
Operating income (loss)	$79	(45)	34	169	(89)	80

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

We are exposed to changes in interest rates primarily as a result of our borrowings used to maintain liquidity and to fund business operations. The nature and amount of our long‑term and short‑term debt are expected to vary as a result of future requirements, market conditions and other factors. We plan to manage our overall exposure to interest rates by maintaining what we believe is an appropriate mix of fixed and variable rate debt. We believe this will protect us from interest rate risk. We expect that over time we will achieve this mix by (i) issuing fixed rate debt that we believe has a low stated interest rate and significant term to maturity and (ii) issuing variable rate debt with appropriate maturities and interest rates. As of June 30, 2016, our debt is comprised of the following amounts of variable and fixed rate debt:

	Variable rate debt		Fixed rate debt
	Principal	Weighted avg	Principal	Weighted avg
	amount	interest rate	amount	interest rate
	amount in millions
TripAdvisor	$92	1.8%	—	N/A
TripCo debt	$200	2.6%	259	1.3%

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

Item 4. Controls and Procedures.

In accordance with Rules 13a-15 and 15d-15 under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), the Company carried out an evaluation, under the supervision and with the participation of management, including its chief executive officer and its principal accounting and financial officer (the "Executives"), of the effectiveness of its disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, the Executives concluded that the Company's disclosure controls and procedures were effective as of June 30, 2016 to provide reasonable assurance that information required to be disclosed in its reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms.

There has been no change in the Company's internal control over financial reporting that occurred during the three months ended June 30, 2016 that has materially affected, or is reasonably likely to materially affect, its internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 1A.  Risk Factors

Except as discussed below, there have been no material changes in our risk factors from those disclosed in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2015.

Declines or disruptions in the economy in general and the travel industry in particular could adversely affect TripAdvisor’s businesses and financial performance.

TripAdvisor’s businesses and financial performance are affected by the health of the global economy generally as well as the travel industry and leisure travel in particular. Sales of travel services tend to decline or grow more slowly during economic downturns and recessions when consumers engage in less discretionary spending, are concerned about unemployment or inflation, have reduced access to credit or experience other concerns that reduce their ability or willingness to travel. The global economy may be adversely impacted by unforeseen events beyond TripAdvisor’s control, including acts of terrorism, unusual weather patterns, natural disasters, political instability and health concerns (including epidemics or pandemics such as Zika virus, Ebola, H1N1 and SARS), defaults on government debt, significant increases in fuel and energy costs, tax increases and other matters that could reduce discretionary spending, tightening of credit markets, and further declines in consumer confidence. Decreased travel expenditures could reduce the demand for TripAdvisor’s services, thereby causing a reduction in revenue.

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

On June 23, 2016, the United Kingdom held a referendum in which a majority of voters voted to exit the European Union (“Brexit”).  Negotiations are expected to commence to determine the future terms of the United Kingdom’s relationship with the European Union, including, among other things, the terms of trade between the United Kingdom and the European Union.  The effects of Brexit will depend on any agreements the United Kingdom makes to retain access to European Union markets either during a transitional period or more permanently.  Brexit could adversely affect European and global economic or market conditions and could contribute to instability in global financial markets.  Any of these effects of Brexit, and others we cannot anticipate, may have a negative effect on the travel industry and may adversely affect TripAdvisor’s business.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

No shares of Series A Liberty TripAdvisor Holdings, Inc. common stock were surrendered by certain of our officers and employees to pay withholding taxes and other deductions in connection with the vesting of their restricted stock during the three months ended June 30, 2016.

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

LIBERTY TRIPADVISOR HOLDINGS, INC.

Date: August 5, 2016	By:	/s/ GREGORY B. MAFFEI
Gregory B. Maffei Chairman, President and Chief Executive Officer

Date: August 5, 2016	By:	/s/ BRIAN J. WENDLING
Brian J. Wendling Senior Vice President and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

EXHIBIT INDEX

Listed below are the exhibits which are filed as a part of this Report (according to the number assigned to them in Item 601 of Regulation S-K):

31.1	Rule 13a-14(a)/15d-14(a) Certification*
31.2	Rule 13a-14(a)/15d-14(a) Certification*
32	Section 1350 Certification**
101.INS	XBRL Instance Document*
101.SCH	XBRL Taxonomy Extension Schema Document*
101.CAL	XBRL Taxonomy Calculation Linkbase Document*
101.LAB	XBRL Taxonomy Label Linkbase Document*
101.PRE	XBRL Taxonomy Presentation Linkbase Document*
101.DEF	XBRL Taxonomy Definition Document*

*    Filed herewith

**  Furnished herewith