Form 10-Q
period 2016-09-30
Liberty TripAdvisor Holdings, Inc.
filed 2016-11-08
CIK 1606745

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2016

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

Large accelerated filer ☒	Accelerated filer ☐	Non‑accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the Registrant is a shell company as defined in Rule 12b-2 of the Exchange Act. Yes ☐    No ☒

The number of outstanding shares of Liberty TripAdvisor Holdings, Inc. common stock as of October 31, 2016 was:

	Series A	Series B
Liberty TripAdvisor Holdings, Inc. common stock	72,028,678	2,929,777

LIBERTY TRIPADVISOR HOLDINGS, INC.

Condensed Consolidated Balance Sheets

(unaudited)

	September 30,	December 31,
	2016	2015
	amounts in millions
Assets
Current assets:
Cash and cash equivalents	$652	644
Trade and other receivables, net of allowance for doubtful accounts of $9 million and $6 million, respectively	228	181
Short term marketable securities (note 4)	116	47
Other current assets	44	34
Total current assets	1,040	906
Investments in available-for-sale securities (note 4)	29	37
Property and equipment, at cost	233	216
Accumulated depreciation	(54)	(36)
	179	180
Intangible assets not subject to amortization:
Goodwill	3,702	3,689
Trademarks	1,793	1,803
	5,495	5,492
Intangible assets subject to amortization, net	533	625
Other assets, at cost, net of accumulated amortization	58	45
Total assets	$7,334	7,285

             (continued)

See accompanying notes to condensed consolidated financial statements.

LIBERTY TRIPADVISOR HOLDINGS, INC.

Condensed Consolidated Balance Sheets (Continued)

(unaudited)

	September 30,	December 31,
	2016	2015
	amounts in millions
Liabilities and Equity
Current liabilities:
Accounts payable	$176	121
Accrued liabilities	132	129
Current portion of debt (note 5)	76	1
Deferred revenue	70	64
Other current liabilities	20	5
Total current liabilities	474	320
Long-term debt (note 5)	481	620
Deferred income tax liabilities	675	719
Other liabilities	205	190
Total liabilities	1,835	1,849
Equity:
Preferred stock, $.01 par value. Authorized shares 50,000,000; no shares issued.	—	—
Series A common stock, $.01 par value. Authorized 200,000,000 shares; issued and outstanding 72,024,048 shares at September 30, 2016 and 71,920,260 at December 31, 2015	1	1
Series B common stock, $.01 par value. Authorized shares 7,500,000; issued and outstanding 2,929,777 shares at September 30, 2016 and 2,929,777 shares at December 31, 2015.	—	—
Series C common stock, $.01 par value. Authorized shares 200,000,000; no shares issued.	—	—
Additional paid-in capital	257	260
Accumulated other comprehensive earnings (loss), net of taxes	(28)	(25)
Retained earnings	558	572
Total stockholders' equity	788	808
Noncontrolling interests in equity of subsidiaries	4,711	4,628
Total equity	5,499	5,436
Commitments and contingencies (note 6)
Total liabilities and equity	$7,334	7,285

See accompanying notes to condensed consolidated financial statements.

LIBERTY TRIPADVISOR HOLDINGS, INC.

Condensed Consolidated Statements of Operations

(unaudited)

	Three months ended		Nine months ended
	September 30,		September 30,
	2016	2015	2016	2015
	amounts in millions, except
	per share amounts
Service revenue	$421	415	1,164	1,183
Other revenue	13	17	29	37
Total revenue, net	434	432	1,193	1,220
Operating costs and expenses:
Operating expense, including stock-based compensation (note 2)	95	87	274	239
Selling, general and administrative, including stock-based compensation (note 2)	252	243	706	684
Depreciation and amortization	56	67	166	199
	403	397	1,146	1,122
Operating income (loss)	31	35	47	98
Other income (expense):
Interest expense	(5)	(7)	(20)	(20)
Other, net	(1)	13	4	16
	(6)	6	(16)	(4)
Earnings (loss) before income taxes	25	41	31	94
Income tax (expense) benefit	1	(12)	(3)	(35)
Net earnings (loss)	26	29	28	59
Less net earnings (loss) attributable to noncontrolling interests	27	32	42	76
Net earnings (loss) attributable to Liberty TripAdvisor Holdings, Inc. shareholders	$(1)	(3)	(14)	(17)

Basic net earnings (losses) attributable to Series A and Series B Liberty TripAdvisor Holdings, Inc. shareholders per common share (note 3):	$(0.01)	(0.04)	(0.19)	(0.23)
Diluted net earnings (loss) attributable to Series A and Series B Liberty TripAdvisor Holdings, Inc. shareholders per common share (note 3):	$(0.01)	(0.04)	(0.19)	(0.23)

See accompanying notes to condensed consolidated financial statements.

LIBERTY TRIPADVISOR HOLDINGS, INC.

Condensed Consolidated Statements of Comprehensive Earnings (Loss)

(unaudited)

	Three months ended		Nine months ended
	September 30,		September 30,
	2016	2015	2016	2015
	amounts in millions
Net earnings (loss)	$26	29	28	59
Other comprehensive earnings (loss), net of taxes:
Foreign currency translation adjustments	(3)	(29)	(16)	(50)
Reclassification adjustment on sale of business	—	1	—	1
Other comprehensive earnings (loss)	(3)	(28)	(16)	(49)
Comprehensive earnings (loss)	23	1	12	10
Less comprehensive earnings (loss) attributable to the noncontrolling interests	26	10	29	38
Comprehensive earnings (loss) attributable to Liberty TripAdvisor Holdings, Inc. shareholders	$(3)	(9)	(17)	(28)

See accompanying notes to condensed consolidated financial statements.

LIBERTY TRIPADVISOR HOLDINGS, INC.

Condensed Consolidated Statements of Cash Flows

(unaudited)

	Nine months ended
	September 30,
	2016	2015
	amounts in millions
Cash flows from operating activities:
Net earnings (loss)	$28	59
Adjustments to reconcile net earnings (loss) to net cash provided by operating activities
Depreciation and amortization	166	199
Stock-based compensation	68	60
Deferred income tax expense (benefit)	(39)	(29)
Other noncash charges (credits), net	(3)	(11)
Changes in operating assets and liabilities
Current and other assets	(57)	(96)
Payables and other liabilities	95	136
Net cash provided (used) by operating activities	258	318
Cash flows from investing activities:
Capital expenditures, including internal-use software and website development	(58)	(96)
Cash paid for acquisitions, net of cash acquired	(23)	(29)
Purchases of short term investments and other marketable securities	(145)	(150)
Sales and maturities of short term investments and other marketable securities	84	124
Other investing activities, net	—	22
Net cash provided (used) by investing activities	(142)	(129)
Cash flows from financing activities:
Borrowings of debt, net of financing costs	344	291
Repayments of debt	(419)	(341)
Payment of withholding taxes on net share settlements of equity awards	(13)	(66)
Shares issued by subsidiary	6	10
Shares repurchased by subsidiary	(21)	—
Option exercises	1	5
Other financing activities, net	—	13
Net cash provided (used) by financing activities	(102)	(88)
Effect of foreign currency exchange rates on cash	(6)	(8)
Net increase (decrease) in cash and cash equivalents	8	93
Cash and cash equivalents at beginning of period	644	509
Cash and cash equivalents at end of period	$652	602

See accompanying notes to condensed consolidated financial statements.

LIBERTY TRIPADVISOR HOLDINGS, INC.

Condensed Consolidated Statement of Equity

Nine months ended September 30, 2016

(unaudited)

	Stockholders' equity

						Accumulated		Noncontrolling
					Additional	other		interest in
	Preferred	Common Stock			paid-in	comprehensive	Retained	equity of	Total
	Stock	Series A	Series B	Series C	capital	earnings (loss)	earnings	subsidiaries	equity
	amounts in millions
Balance at January 1, 2016	$—	1	—	—	260	(25)	572	4,628	5,436
Net earnings (loss)	—	—	—	—	—	—	(14)	42	28
Other comprehensive earnings (loss)	—	—	—	—	—	(3)	—	(13)	(16)
Stock compensation	—	—	—	—	20	—	—	58	78
Issuance of common stock upon exercise of stock options	—	—	—	—	1	—	—	—	1
Withholding taxes on net share settlements of stock-based compensation	—	—	—	—	(13)	—	—	—	(13)
Shares issued by subsidiary	—	—	—	—	(5)	—	—	11	6
Shares repurchased by subsidiary	—	—	—	—	(7)	—	—	(14)	(21)
Other	—	—	—	—	1	—	—	(1)	—
Balance at September 30, 2016	$—	1	—	—	257	(28)	558	4,711	5,499

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

In March 2016, the FASB issued new guidance which simplifies several aspects of the accounting for share-based payment award transactions, including the income tax consequences, forfeitures, classification of awards as either equity or liabilities, and classification on the statement of cash flows. The new standard is effective for the Company for fiscal years and interim periods beginning after December 15, 2016, with early application permitted. The Company adopted this guidance in the third quarter of 2016.  In accordance with the new guidance, excess tax benefits and tax deficiencies are recognized as income tax benefit or expense rather than as additional paid-in capital. The Company has elected to recognize forfeitures as they occur rather than continue to estimate expected forfeitures. In addition, pursuant to the new guidance, excess tax benefits are classified as an operating activity on the condensed consolidated statements of cash flows. The recognition of excess tax benefits and deficiencies are applied prospectively from January 1, 2016. For adjustments to compensation cost based on actual forfeitures, the Company has recorded an immaterial cumulative-effect adjustment to retained earnings as of January 1, 2016, which is included in other on the condensed consolidated statement of equity. The presentation changes for excess tax benefits have been applied retrospectively in the condensed consolidated statements of cash flows, resulting in $6 million and $28 million of excess tax benefits for the nine months ended September 30, 2016 and 2015, respectively, reclassified from cash flows from financing activities to cash flows from operating activities.

In October 2016, the FASB issued new accounting guidance which requires an entity to recognize the income tax consequences of intercompany asset transfers at the transaction date. The guidance is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2017, with early adoption permitted. The Company is currently evaluating the effect that the updated standard will have on its financial statements and related disclosures.

Spin‑Off of TripCo from Liberty

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

LIBERTY TRIPADVISOR HOLDINGS, INC.

Notes to Condensed Consolidated Financial Statements (Continued)

(unaudited)

Under the facilities sharing agreement, TripCo shares office space with Liberty Media and related amenities at Liberty Media’s corporate headquarters in Englewood, Colorado.

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

Under these agreements, approximately $1 million was reimbursable to Liberty for both of the three month periods ended September 30, 2016 and 2015 and approximately $2 million was reimbursable to Liberty for both of the nine month periods ended September 30, 2016 and 2015.

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

LIBERTY TRIPADVISOR HOLDINGS, INC.

Notes to Condensed Consolidated Financial Statements (Continued)

(unaudited)

Included in the accompanying condensed consolidated statements of operations are the following amounts of stock‑based compensation, the majority of which relates to TripAdvisor as discussed below:

	Three months ended		Nine months ended
	September 30,		September 30,
	2016	2015	2016	2015
	amounts in millions
Operating expense	$11	8	32	23
Selling, general and administrative expense	13	13	36	37
	$24	21	68	60

Stock-based compensation expense related to TripAdvisor was $22 million and $19 million for the three months ended September 30, 2016 and 2015, respectively, and $64 million and $52 million for the nine months ended September 30, 2016 and 2015, respectively.

TripCo - Outstanding Awards

The following table presents the number and weighted average exercise price (“WAEP”) of the Awards to purchase TripCo common stock granted to certain officers, employees and directors of the Company, as well as the weighted average remaining life and aggregate intrinsic value of the Awards.

			Weighted
			average
			remaining	Aggregate
			contractual	intrinsic
	Series A	WAEP	life	value
	in thousands		in years	in millions
Outstanding at January 1, 2016	720	$14.67
Granted	—	$—
Exercised	(105)	$13.77
Forfeited/Cancelled	—	$—
Outstanding at September 30, 2016	615	$14.82	2.7	$5
Exercisable at September 30, 2016	531	$13.65	2.2	$4

There were no options to purchase shares of Series A common stock granted during the nine months ended September 30, 2016. There was no activity during the period related to the TripCo Series B options.

As of September 30, 2016, the total unrecognized compensation cost related to unvested Awards was approximately $16 million. Such amount will be recognized in the Company's consolidated statements of operations over a weighted average period of approximately 2.8 years.

As of September 30, 2016, TripCo reserved 2.4 million shares of Series A and Series B common stock for issuance under exercise privileges of outstanding stock Awards.

LIBERTY TRIPADVISOR HOLDINGS, INC.

Notes to Condensed Consolidated Financial Statements (Continued)

(unaudited)

TripAdvisor Equity Grant Awards

The following table presents the number and WAEP of the awards to purchase TripAdvisor common stock granted to certain officers, employees and directors of TripAdvisor.

			Weighted
			average
	TripAdvisor		remaining	Aggregate
	stock		contractual	intrinsic
	options	WAEP	life	value
	in thousands		in years	in millions
Outstanding at January 1, 2016	5,720	$53.71
Granted	1,051	$63.45
Exercised	(692)	$31.43
Cancelled or expired	(209)	$71.14
Outstanding at September 30, 2016	5,870	$57.46	5.7	$70
Exercisable at September 30, 2016	2,794	$42.66	4.4	$66

The weighted average grant date fair value of options granted was $22.95 for the nine months ended September 30, 2016.

As of September 30, 2016, the total unrecognized compensation cost related to unvested TripAdvisor stock options was approximately $57 million and will be recognized over a weighted average period of approximately 2.4 years. The total intrinsic value of stock options exercised for the nine months ended September 30, 2016 and 2015 was $23 million and $128 million, respectively.

Additionally, during the nine months ended September 30, 2016, TripAdvisor granted 1,887 thousand service based restricted stock units (“RSUs”) under its Amended and Restated 2011 Stock and Annual Incentive Plan for which the fair value was measured based on the quoted price of TripAdvisor common stock at the date of grant. The weighted average grant date fair value for RSUs granted during the nine months ended September 30, 2016 was $63.96 per share. As of September 30, 2016, the total unrecognized compensation cost related to TripAdvisor RSUs was approximately $163 million and will be recognized over a weighted average period of approximately 2.9 years.

(3) Earnings (Loss) Per Common Share (EPS)

Basic earnings (loss) per common share (“EPS”) is computed by dividing net earnings (loss) attributable to TripCo shareholders by the weighted average number of common shares outstanding for the period. Diluted EPS presents the dilutive effect on a per share basis of potential common shares as if they had been converted at the beginning of the periods presented. Excluded from EPS for the three and nine months ended September 30, 2016 and 2015 are 2 million and less than a million potential common shares, respectively, because their inclusion would be antidilutive.

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

The Company’s assets and liabilities measured at fair value are as follows:

	September 30, 2016			December 31, 2015
		Quoted prices	Significant		Quoted prices	Significant
		in active	other		in active	other
		markets for	observable		markets for	observable
		identical assets	inputs		identical assets	inputs
Description	Total	(Level 1)	(Level 2)	Total	(Level 1)	(Level 2)
	amounts in millions
Cash equivalents	$44	41	3	44	39	5
Short-term marketable securities	$116	—	116	47	—	47
Available-for-sale securities	$29	—	29	37	—	37
Variable postpaid forward	$4	—	4	NA	NA	NA

On June 6, 2016, TripCo entered into a variable postpaid forward transaction with a financial institution with respect to 7 million TripAdvisor shares held by the Company with a forward floor price of $38.90 per share and a forward cap price of $98.96 per share.  TripCo borrowed $259 million against the variable postpaid forward on June 23, 2016 (see note 5). The asset associated with this instrument is included in the other assets line item on the face of the condensed consolidated financial statements as of September 30, 2016.

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

(5) Debt

Outstanding debt at September 30, 2016 and December 31, 2015 is summarized as follows:

	September 30,	December 31,
	2016	2015
	amounts in millions
TripAdvisor Credit Facilities	93	200
TripAdvisor Chinese credit facilities	3	1
TripCo margin loans	201	421
TripCo variable postpaid forward	260	NA
Unamortized discount and debt issuance costs	—	(1)
Total consolidated TripCo debt	$557	621
Less debt classified as current	(76)	(1)
Total long-term debt	$481	620

TripAdvisor Credit Facilities

On June 26, 2015, TripAdvisor entered into a five year credit agreement (the “2015 Credit Facility”).  The 2015 Credit Facility, among other things, provides for (i) a $1 billion unsecured revolving credit facility, (ii) an interest rate on borrowings and commitment fees based on TripAdvisor’s and its subsidiaries’ consolidated leverage ratio and (iii) uncommitted incremental revolving loan and term loan facilities, subject to compliance with a leverage covenant and other conditions. Any overdue amounts under or in respect of the 2015 Credit Facility not paid when due shall bear interest at (i) in the case of principal, the applicable interest rate plus 2.00% per annum, (ii) in the case of interest denominated in British pound sterling or Euro, the applicable interest rate plus 2.00% per annum and (iii) in the case of interest denominated in U.S. Dollars, 2.00% per annum plus the Alternate Base Rate plus the interest rate spread applicable to ABR loans. TripAdvisor may borrow from the 2015 Credit Facility in U.S. dollars, Euros and British pound sterling with a term of five years expiring June 26, 2020.

There is no specific repayment date prior to the five-year maturity date for borrowings under the 2015 Credit Facility. During the nine months ended September 30, 2016, TripAdvisor borrowed an additional $10 million and repaid $190 million of its outstanding borrowings on the 2015 Credit Facility. Based on TripAdvisor’s current leverage ratio, borrowings bear interest at LIBOR plus 125 basis points, or the Eurocurrency Spread. TripAdvisor is currently borrowing under a one-month interest period of 1.8% per annum, using a one-month interest period Eurocurrency Spread, which will reset periodically. Interest will be payable on a monthly basis while TripAdvisor is borrowing under the one-month interest rate period.

TripAdvisor is also required to pay a quarterly commitment fee, on the daily unused portion of the revolving credit facility for each fiscal quarter and fees in connection with the issuance of letters of credit. Unused revolver capacity is currently subject to a commitment fee of 20 basis points, given TripAdvisor’s current leverage ratio. The 2015 Credit Facility includes $15 million of borrowing capacity available for letters of credit and $40 million for borrowings on same-day notice. As of September 30, 2016, TripAdvisor had issued $2 million of outstanding letters of credit under the 2015 Credit Facility.

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

On September 7, 2016, TripAdvisor entered into an uncommitted facility agreement with Bank of America Merrill Lynch International Limited (the “Lender”), which provides for a $73 million unsecured revolving credit facility (the “2016 Credit Facility” and together with the 2015 Credit Facility, the “TripAdvisor Credit Facilities”) with no specific expiration date.  The 2016 Credit Facility is available at the Lender’s absolute discretion and can be canceled at any time. Repayment terms for borrowings under the 2016 Credit Facility are generally one to six month periods and bear interest at LIBOR plus 112.5 basis points.  TripAdvisor may borrow from the 2016 Credit Facility in U.S. dollars only and it may voluntarily repay any outstanding borrowing at any time without premium or penalty.  Any overdue amounts under or in respect of the 2016 Credit Facility not paid when due shall bear interest in the case of principal at the applicable interest rate plus 1.50% per annum. In addition, TripAdvisor, LLC, a wholly-owned domestic subsidiary of TripAdvisor, has agreed to guarantee TripAdvisor’s obligations under the 2016 Credit Facility.  There are no specific financial or incurrence covenants.

TripAdvisor borrowed $73 million under the 2016 Credit Facility in September 2016. These funds were used towards TripAdvisor’s general working capital needs, primarily for partial repayment of TripAdvisor’s long-term debt, and the liability is recorded in short-term liabilities on the unaudited condensed consolidated balance sheet as of September 30, 2016.  TripAdvisor is currently borrowing under a one-month interest period of 1.7% per annum, which will reset periodically. Interest will be payable on a monthly basis while TripAdvisor is borrowing under the one-month interest rate period.

TripAdvisor Chinese Credit Facilities

In addition to borrowings under the TripAdvisor Credit Facilities, TripAdvisor maintains Chinese credit facilities. As of September 30, 2016 and December 31, 2015, there were approximately $3 million and $1 million of short term borrowings outstanding, respectively.

TripAdvisor’s Chinese subsidiary is party to a $30 million, one-year revolving credit facility with Bank of America (the “Chinese Credit Facility—BOA”) that is currently subject to review on a periodic basis with no specific expiration period. The Chinese Credit Facility—BOA currently bears interest at a rate based on 100% of the People’s Bank of China’s base rate, which was 4.35% as of September 30, 2016.  As of September 30, 2016, TripAdvisor had $1 million of outstanding borrowings from the Chinese Credit Facility—BOA.

In addition, TripAdvisor’s Chinese subsidiary is party to a RMB 70,000,000 (approximately $11 million) one-year revolving credit facility with J.P. Morgan Chase Bank (the “Chinese Credit Facility—JPM”) which was reduced from RMB 125,000,000 during the three months ended September 30, 2016. The Chinese Credit Facility—JPM bears interest

LIBERTY TRIPADVISOR HOLDINGS, INC.

Notes to Condensed Consolidated Financial Statements (Continued)

(unaudited)

at a rate based on 100% of the People’s Bank of China’s base rate, which was 4.35% as of September 30, 2016.  As of September 30, 2016, TripAdvisor had $2 million of outstanding borrowings under the Chinese Credit Facility—JPM.

TripCo Margin Loans and Variable Postpaid Forward

On August 21, 2014, a wholly owned subsidiary of TripCo entered into two margin loan agreements which aggregated total borrowings of $400 million. Interest on the margin loans accrued at a rate of 3.65% plus LIBOR for six months and 3.25% thereafter. Interest on the margin loans was paid in kind and added to the principal amount on the loans.

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

For the nine months ended September 30, 2016, the non-cash addition to the amended margin loan principal balance was $1 million and the non-cash addition to the loan against the variable postpaid forward was $1 million.

As of September 30, 2016, the values of TripAdvisor’s shares pledged as collateral pursuant to the margin loan agreements and variable postpaid forward, determined based on the trading price of the Common Stock and on an as-if converted basis for the Class B Common Stock, are as follows:

	Number of Shares
	Pledged as
	Collateral as of	Share value as of
Pledged Collateral	September 30, 2016	September 30, 2016
	amounts in millions
Common Stock	18.2	$1,147
Class B Common Stock	12.8	$809

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

Debt Covenants

As of September 30, 2016, each of the Company and TripAdvisor was in compliance with its respective debt covenants.

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

(7) Segment Information

TripCo, through its ownership interests in subsidiaries and other companies, is primarily engaged in the online commerce industries. TripCo identifies its reportable segments as (A) those consolidated companies that represent 10% or more of its consolidated annual revenue, annual Adjusted OIBDA or total assets and (B) those equity method affiliates whose share of earnings represent 10% or more of TripCo’s annual pre‑tax earnings.

TripCo evaluates performance and makes decisions about allocating resources to its operating segments based on financial measures such as revenue, Adjusted OIBDA, gross margin, and revenue or sales per customer equivalent. In addition, TripCo reviews nonfinancial measures such as unique website visitors, conversion rates and active customers, as appropriate.

TripCo defines Adjusted OIBDA as revenue less cost of goods sold, operating expenses, and selling, general and administrative expenses (excluding stock‑based compensation). TripCo believes this measure is an important indicator of the operational strength and performance of its businesses, including each business’s ability to service debt and fund capital expenditures. In addition, this measure allows management to view operating results, perform analytical comparisons and benchmarking between businesses and identify strategies to improve performance. This measure of performance excludes depreciation and amortization, stock‑based compensation, separately reported litigation settlements and restructuring and impairment charges that are included in the measurement of operating income pursuant to GAAP. Accordingly, Adjusted OIBDA should be considered in addition to, but not as a substitute for, operating income, net income, cash flow provided by operating activities and other measures of financial performance prepared in accordance with GAAP. TripCo generally accounts for intersegment sales and transfers as if the sales or transfers were to third parties, that is, at current prices.

LIBERTY TRIPADVISOR HOLDINGS, INC.

Notes to Condensed Consolidated Financial Statements (Continued)

(unaudited)

For the nine months ended September 30, 2016, TripCo has identified the following consolidated company as its reportable segment:

•	TripAdvisor - an online travel research company, empowering users to plan and maximize their travel experience.

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

Performance Measures

	Three months ended September 30,
	2016		2015
		Adjusted		Adjusted
	Revenue	OIBDA	Revenue	OIBDA
	amounts in millions
TripAdvisor	$421	114	415	130
Corporate and other	13	(3)	17	(7)
Consolidated TripCo	$434	111	432	123

	Nine months ended September 30,
	2016		2015
		Adjusted		Adjusted
	Revenue	OIBDA	Revenue	OIBDA
	amounts in millions
TripAdvisor	$1,164	294	1,183	377
Corporate and other	29	(13)	37	(20)
Consolidated TripCo	$1,193	281	1,220	357

Other Information

	September 30, 2016
	Total	Capital
	assets	expenditures
	amounts in millions
TripAdvisor	$7,256	57
Corporate and other	78	1
Consolidated TripCo	$7,334	58

LIBERTY TRIPADVISOR HOLDINGS, INC.

Notes to Condensed Consolidated Financial Statements (Continued)

(unaudited)

The following table provides a reconciliation of segment Adjusted OIBDA to earnings (loss) before income taxes:

	Three months		Nine months
	ended September 30,		ended September 30,
	2016	2015	2016	2015
	amounts in millions
Consolidated segment Adjusted OIBDA	$111	123	281	357
Stock-based compensation	(24)	(21)	(68)	(60)
Depreciation and amortization	(56)	(67)	(166)	(199)
Interest expense	(5)	(7)	(20)	(20)
Other, net	(1)	13	4	16
Earnings (loss) before income taxes	$25	41	31	94

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

•	changes in the business models of our subsidiaries, including the rollout of TripAdvisor’s instant booking feature;
•	changes in the nature of key strategic relationships with partners, distributors, suppliers and vendors;
•	domestic and international economic and business conditions and industry trends, including the impact of “Brexit” and those which result in declines or disruptions in the travel industry;
•	consumer spending levels, including the availability and amount of individual consumer debt;
•	costs related to the maintenance and enhancement of brand awareness by our subsidiaries;
•	advertising spending levels;
•	rapid technological changes;
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

For additional risk factors, please see Part I, Item 1A of the Annual Report on Form 10-K for the year ended December 31, 2015, as well as Part II, Item 1A of our Quarterly Report on Form 10-Q for the quarter ended June 30, 2016. These forward-looking statements and such risks, uncertainties and other factors speak only as of the date of this Quarterly Report, and we expressly disclaim any obligation or undertaking to disseminate any updates or revisions to any forward-looking statement contained herein, to reflect any change in our expectations with regard thereto, or any other change in events, conditions or circumstances on which any such statement is based.

The following discussion and analysis provides information concerning our results of operations and financial condition. This discussion should be read in conjunction with our accompanying condensed consolidated financial statements and the notes thereto.

See note 1 in the accompanying condensed consolidated financial statements for an overview of new accounting standards that we have adopted or that we plan to adopt that have had or may have an impact on our financial statements.

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

Results of Operations—Consolidated—September 30, 2016 and 2015

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

	Three months ended		Nine months ended
	September 30,		September 30,
	2016	2015	2016	2015
	amounts in millions
Revenue
TripAdvisor	$421	415	1,164	1,183
Corporate and other	13	17	29	37
Consolidated TripCo	$434	432	1,193	1,220
Operating Income (Loss)
TripAdvisor	$36	44	65	124
Corporate and other	(5)	(9)	(18)	(26)
Consolidated TripCo	$31	35	47	98
Adjusted OIBDA
TripAdvisor	$114	130	294	377
Corporate and other	(3)	(7)	(13)	(20)
Consolidated TripCo	$111	123	281	357

Revenue.  Our consolidated revenue increased $2 million and decreased $27 million during the three and nine months ended September 30, 2016, respectively, as compared to the corresponding periods in the prior year due to increases of $6 million and decreases of $19 million at TripAdvisor and decreases of $4 million and $8 million in Corporate and other for the three and nine months ended September 30, 2016, respectively, as compared to the corresponding periods in the prior year. BuySeasons, the only consolidated subsidiary in Corporate and other, continues to shift its business model, which resulted in decreased revenue during the three and nine months ended September 30, 2016. See “Results of Operations—TripAdvisor” below for a more complete discussion of the results of operations of TripAdvisor.

Operating Income (Loss).  Our consolidated operating income decreased approximately $4 million and $51 million for the three and nine months ended September 30, 2016, respectively, as compared to the corresponding periods in the prior year. The changes in operating income are due to the operating results of TripAdvisor, partially offset by lower amortization expense of intangibles related to the assets recognized in connection with the combination of TripAdvisor as the amortization is slightly accelerated due to the estimated usage of such assets. See “Results of Operations—TripAdvisor” below for a more complete discussion of the results of operations of TripAdvisor.

In connection with the Trip Spin‑Off, among other matters, we entered into a services agreement and a facilities sharing agreement with Liberty Media. Pursuant to the services agreement, we pay Liberty Media for certain specified services related to our being a public company including insurance administration and risk management, legal, investor relations, tax, accounting and internal audit services. Amounts reimbursable to Liberty Media under the services agreement and the facilities agreement were approximately $1 million for both of the three month periods ended September 30, 2016 and 2015 and approximately $2 million for both of the nine month periods ended September 30, 2016 and 2015.

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

Consolidated Adjusted OIBDA decreased approximately $12 million and $76 million during the three and nine months ended September 30, 2016, respectively, as compared to the corresponding periods in the prior year. The decrease was primarily due to the operating results of TripAdvisor. See “Results of Operations—TripAdvisor” below for a more complete discussion of the results of operations of TripAdvisor.

Other Income and Expense

Components of Other Income (Expense) are presented in the table below.

	Three months ended		Nine months ended
	September 30,		September 30,
	2016	2015	2016	2015
	amounts in millions
Interest expense
TripAdvisor	$(3)	(3)	(10)	(7)
Corporate and other	(2)	(4)	(10)	(13)
Consolidated TripCo	$(5)	(7)	(20)	(20)
Other, net
TripAdvisor	$—	13	—	16
Corporate and other	(1)	—	4	—
Consolidated TripCo	$(1)	13	4	16

Interest expense.  Interest expense decreased $2 million and remained flat for the three and nine months ended September 30, 2016, respectively. Interest expense primarily consists of interest accrued, commitment fees and debt issuance costs amortization. TripAdvisor’s interest expense remained flat for the three months ended September 30, 2016 when compared to the same period in 2015 and increased $3 million during the nine months ended September 30, 2016 when compared to the same period in 2015 primarily due to interest imputed on TripAdvisor’s financing obligation related to its corporate headquarters. Interest expense for Corporate and other decreased $2 million and $3 million for the three and nine months ended September 30, 2016, respectively, due to lower interest rates on borrowings.

Other, net.  Other income, net decreased $14 million and $12 million for the three and nine months ended September 30, 2016, respectively. Other income, net for TripAdvisor decreased $13 million and $16 million during the three and nine months ended September 30, 2016, respectively, primarily due to a $17 million gain from sale of business of one of TripAdvisor’s Chinese subsidiaries in the third quarter of 2015 that did not reoccur in 2016 and, to a lesser extent, the fluctuation of foreign exchange rates and settlements of TripAdvisor’s forward contracts.

Income taxes.  We had income tax benefit of $1 million and income tax expense of $12 million for the three months ended September 30, 2016 and 2015, respectively, and the effective tax rate was approximately 4% and 29%, respectively. We had income tax expense of $3 million and $35 million for the nine months ended September 30, 2016 and 2015, respectively, and the effective tax rate was approximately 10% and 37%, respectively. The effective tax rate for the three and nine months ended September 30, 2016 was less than the U.S. federal tax rate of 35% due primarily to the tax benefit of earnings in foreign jurisdictions taxed at a rate lower than the U.S. federal tax rate and an increase in federal tax credits, partially offset by changes in valuation allowance, changes in unrecognized tax benefits and recognition of deferred tax liabilities for basis differences in the stock of a consolidated subsidiary. The effective tax rate for the three months ended September 30, 2015 was less than the U.S. federal tax rate of 35% due primarily to the tax benefit of earnings in foreign jurisdictions taxed at a rate lower than the U.S. federal tax, partially offset by changes in valuation allowance, changes in unrecognized tax benefits and recognition of deferred tax liabilities for basis differences in the stock of a consolidated subsidiary. The effective tax rate for the nine months ended September 30, 2015 was greater than the federal tax rate of 35% due primarily to an increase in tax expense related to changes in valuation allowance, changes in unrecognized tax benefits and recognition of deferred tax liabilities for basis differences in the stock of a consolidated subsidiary. These expense items were partially offset with the tax benefit of earnings in foreign jurisdictions taxed at a rate lower than the U.S. federal tax rate.

Net earnings (loss).  We had net earnings of $26 million and $29 million for the three months ended September 30, 2016 and 2015, respectively, and net earnings of $28 million and $59 million for the nine months ended September 30, 2016 and 2015, respectively. The change in net earnings was the result of the above described fluctuations in our revenue and expenses.

Liquidity and Capital Resources

As of September 30, 2016, cash and cash equivalents primarily consist of cash on hand in global financial institutions, money market funds and marketable securities with maturities of 90 days or less.

The following are potential sources of liquidity: available cash balances, proceeds from asset sales, monetization of our investments, outstanding or anticipated debt facilities, debt and equity issuances, and dividend and interest receipts.

As of September 30, 2016 TripCo had a cash balance of $652 million. Approximately $611 million of the cash balance, at September 30, 2016, is held at TripAdvisor. Although TripCo has a 56% voting interest in TripAdvisor, TripAdvisor is a separate public company with a significant non‑controlling interest, as TripCo has only a 21% economic interest in TripAdvisor. Even though TripCo controls TripAdvisor through its voting interest and board representation, decision making with respect to using TripAdvisor’s cash balances must consider TripAdvisor’s minority holders. Accordingly, any potential distributions of cash from TripAdvisor to TripCo would generally be on a pro rata basis based on economic ownership interests. Approximately $463 million of the TripAdvisor cash balance is held by foreign subsidiaries of TripAdvisor which is generally accessible but certain tax consequences may reduce the net amount of cash TripAdvisor is able to utilize for domestic purposes. Historically, TripAdvisor’s operating cash flows have been sufficient to fund its working capital requirements, capital expenditures and long term debt obligations and other financial commitments and are expected to be sufficient in future periods.

	Nine months ended
	September 30,
	2016	2015
	amounts in millions
Cash flow information
Net cash provided (used) by operating activities	$258	318
Net cash provided (used) by investing activities	$(142)	(129)
Net cash provided (used) by financing activities	$(102)	(88)

During the nine months ended September 30, 2016, TripCo’s primary use of cash was approximately $75 million in net debt repayments, $145 million in purchases of short term investments and other marketable securities and $58 million of capital expenditures. These uses of cash were funded primarily with cash on hand, cash provided by operations and proceeds from short term investments and other marketable securities.

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

Results of Operations—TripAdvisor

TripAdvisor, Inc.  Our economic ownership interest in TripAdvisor is 21% and TripCo’s results include the consolidated results of TripAdvisor and the elimination of approximately 79% of TripAdvisor’s net income (loss), including purchase accounting adjustments, through the noncontrolling interest line item in the condensed consolidated statements of operations. TripAdvisor is a separate publicly traded company and additional information about TripAdvisor can be obtained through its website and its public filings. We believe a discussion of TripAdvisor’s standalone results promotes a better understanding of overall results of its business. TripAdvisor’s revenue, Adjusted OIBDA and operating income on a standalone basis for three and nine months ended September 30, 2016 and 2015 were as follows (see tables below for a reconciliation of TripAdvisor’s standalone results to those amounts reported by TripCo):

	Three months ended		Nine months ended
	September 30,		September 30,
	2016	2015	2016	2015
	amounts in millions
Revenue
Hotel	$320	340	939	1,003
Non-Hotel	101	75	225	180
Total revenue	421	415	1,164	1,183
Operating expense	70	62	210	178
SG&A	237	223	660	628
Adjusted OIBDA	114	130	294	377
Stock-based compensation	22	19	64	52
Depreciation and amortization	26	23	74	68
Operating income as reported by TripAdvisor	$66	88	156	257

Revenue

During the first quarter of 2016, TripCo began providing additional disclosures on TripAdvisor’s revenue sources, consistent with its standalone presentation. The purpose of this additional disclosure is to provide further understanding of TripAdvisor’s revenue sources. This change had no effect on the condensed consolidated financial statements in any period.

TripAdvisor’s Hotel revenue decreased $20 million and $64 million during the three and nine months ended September 30, 2016, respectively, when compared to the same periods in 2015. The decrease in Hotel revenue is detailed as follows:

	Three months ended		Nine months ended
	September 30,		September 30,
	2016	2015	2016	2015
	amounts in millions
TripAdvisor-branded click-based and transaction	$206	228	596	683
TripAdvisor-branded display-based advertising and subscription	73	72	214	201
Other hotel revenue	41	40	129	119
Total Hotel revenue	$320	340	939	1,003

TripAdvisor-branded click-based and transaction revenue includes click-based advertising revenue (or revenue derived from its metasearch auction) from its TripAdvisor-branded websites and revenue from its transaction-based hotel instant booking feature. For the three and nine months ended September 30, 2016, 64% and 63%, respectively, of TripAdvisor’s total Hotel segment revenue was derived from its TripAdvisor-branded click-based and transaction revenue.  For the three and nine months ended September 30, 2015, 67% and 68%, respectively, of TripAdvisor’s total Hotel segment revenue was derived from its TripAdvisor-branded click-based and transaction revenue. TripAdvisor-branded click-based and transaction revenue decreased $22 million and $87 million during the three and nine months ended September 30, 2016, respectively, when compared to the same periods in 2015, primarily due to a decline in revenue per hotel shopper. TripAdvisor’s revenue per hotel shopper decreased 12% and 18% during the three and nine months ended September 30, 2016, respectively, when compared to the same periods in 2015, according to TripAdvisor’s log files.  TripAdvisor believes the primary drivers of this decrease are a result of TripAdvisor’s global launch of its hotel instant booking feature, challenging metasearch comparatives for the same periods in 2015, a greater percentage of hotel shoppers visiting TripAdvisor websites via mobile phones, which monetize at a significantly lower rate than hotel shoppers that visit TripAdvisor websites via desktop or tablet, and competitive and other travel market dynamics.

TripAdvisor-branded display-based advertising and subscription revenue consists of revenue from display-based advertising, subscription-based hotel advertising revenue (Business Listings), as well as content licensing with third party websites. TripAdvisor-branded display-based advertising and subscription revenue increased by $1 million or 1%, and $13 million or 6%, during the three and nine months ended September 30, 2016, respectively, when compared to the same periods in 2015. The increase in display-based advertising revenue was primarily due to an increase in pricing, while the increase in subscription revenue was a result of both increased pricing and sales productivity.

TripAdvisor’s Non-Hotel segment revenue increased by $26 million or 35%, and $45 million or 25% during the three and nine months ended September 30, 2016, respectively, when compared to the same periods in 2015, primarily driven by increased bookings in 2016 across all businesses.

TripAdvisor’s Attractions business has benefitted in 2016 from an increase in supply of attraction listings and attraction partners, continued growth in its user base globally and enhanced user experience from the introduction of new features, such as attractions on instant booking for mobile, which enables users to purchase tickets and tours seamlessly without leaving the mobile app. These factors are all contributing to more consumer choice, increased conversion, and continued revenue growth due to increased bookings. TripAdvisor’s Restaurants business saw growth in restaurant listings of 40% during the nine months ended September 30, 2016, when compared to the same period in 2015, continued revenue growth due to increased bookings in TripAdvisor’s more established markets and revenue growth from expansion into new markets.  TripAdvisor’s Vacation Rentals business continued to see an increase in property listings, as well as increased revenue during the three and nine months ended September 30, 2016, when compared to the same periods in 2015, primarily due to increased revenue recognized at time of stay in the third quarter seasonal peak, due to the continued shift to TripAdvisor’s free-to-list model, and increased bookings during the year.

Revenue by Geography

Revenue outside of North America, or international revenue, decreased $8 million, or 4%, and $49 million, or 9% during the three and nine months ended September 30, 2016, when compared to the same periods in 2015. TripAdvisor’s international revenue represented 45% of its total revenue during both the three and nine months ended September 30, 2016, and represented 47% and 48% of total revenue during the three and nine months ended September 30, 2015, respectively. TripAdvisor’s international revenue growth rate decelerated during the three and nine months ended September 30, 2016 when compared to the same periods in 2015, primarily due to the overall decrease in revenue per hotel shopper, which is explained above. TripAdvisor’s international revenue also declined as a percentage of total revenue during the three and nine months ended September 30, 2016, when compared to the same periods in 2015. TripAdvisor believes the decline was largely due to the timing of its instant booking feature rollout in international markets during the first half of this year, and its associated dilutive impact to TripAdvisor-branded click-based and transaction revenue, as compared to the rollout in the U.S. market, which took place in the third quarter of 2015, and to a lesser extent the negative impact to total revenue from the fluctuation of foreign exchange rates. In addition, TripAdvisor’s international hotel shoppers generally monetize at lower revenue per hotel shopper rates than hotel shoppers in the U.S. market.

Operating expense

The most significant driver of operating expense is technology and content costs which increased $5 million and $23 million during three and nine months ended September 30, 2016, respectively, when compared to the same periods in 2015, primarily due to increased personnel costs from increased headcount to support business growth, including international expansion and enhanced site features.

Selling, general and administrative

Selling and marketing costs consist of direct selling and marketing costs and indirect costs, such as personnel and overhead. Selling and marketing costs increased $12 million and $35 million during three and nine months ended September 30, 2016, respectively, when compared to the same periods in 2015, primarily due to increased online traffic acquisition costs, social media costs, and increased personnel costs from increase headcount to support business growth, offset by a decrease in costs related to the cessation of TripAdvisor’s television advertising campaign.

General and administrative costs increased $2 million and decreased $3 million during the three and nine months ended September 30, 2016, respectively. The increase for the three months ended September 30, 2016 was primarily due to increased personnel and overhead costs. The decrease for the nine months ended September 30, 2016 was due to a decrease in personnel, overhead, consulting and charitable foundation costs, partially offset by an increase in non-income taxes and bad debt expense.

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

The following is a reconciliation of the results as reported by TripAdvisor, used for comparison purposes as discussed above, for a greater understanding of the standalone operations of TripAdvisor, to the results reported by TripCo (amounts in millions):

	Three months ended September 30, 2016			Nine months ended September 30, 2016
		Purchase			Purchase
	As Reported by	Accounting	As Reported by	As Reported by	Accounting	As Reported by
	TripAdvisor	Adjustments	TripCo	TripAdvisor	Adjustments	TripCo
Revenue	$421	—	421	1,164	—	1,164
Operating expense	(70)	—	(70)	(210)	—	(210)
SG&A	(237)	—	(237)	(660)	—	(660)
Adjusted OIBDA	114	—	114	294	—	294
Stock-based compensation	(22)	—	(22)	(64)	—	(64)
Depreciation and amortization	(26)	(30)	(56)	(74)	(91)	(165)
Operating income (loss)	$66	(30)	36	156	(91)	65

	Three months ended September 30, 2015			Nine months ended September 30, 2015
		Purchase			Purchase
	As Reported by	Accounting	As Reported by	As Reported by	Accounting	As Reported by
	TripAdvisor	Adjustments	TripCo	TripAdvisor	Adjustments	TripCo
Revenue	$415	—	415	1,183	—	1,183
Operating expense	(62)	—	(62)	(178)	—	(178)
SG&A	(223)	—	(223)	(628)	—	(628)
Adjusted OIBDA	130	—	130	377	—	377
Stock-based compensation	(19)	(1)	(20)	(52)	(4)	(56)
Depreciation and amortization	(23)	(43)	(66)	(68)	(129)	(197)
Operating income (loss)	$88	(44)	44	257	(133)	124

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

We are exposed to changes in interest rates primarily as a result of our borrowings used to maintain liquidity and to fund business operations. The nature and amount of our long‑term and short‑term debt are expected to vary as a result of future requirements, market conditions and other factors. We plan to manage our overall exposure to interest rates by maintaining what we believe is an appropriate mix of fixed and variable rate debt. We believe this will protect us from interest rate risk. We expect that over time we will achieve this mix by (i) issuing fixed rate debt that we believe has a low stated interest rate and significant term to maturity and (ii) issuing variable rate debt with appropriate maturities and interest rates. As of September 30, 2016, our debt is comprised of the following amounts of variable and fixed rate debt:

	Variable rate debt		Fixed rate debt
	Principal	Weighted avg	Principal	Weighted avg
	amount	interest rate	amount	interest rate
	amount in millions
TripAdvisor	$96	1.8%	—	N/A
TripCo debt	$201	2.6%	260	1.3%

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

Item 4. Controls and Procedures.

In accordance with Rules 13a-15 and 15d-15 under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), the Company carried out an evaluation, under the supervision and with the participation of management, including its chief executive officer and its principal accounting and financial officer (the "Executives"), of the effectiveness of its disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, the Executives concluded that the Company's disclosure controls and procedures were effective as of September 30, 2016 to provide reasonable assurance that information required to be disclosed in its reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms.

There has been no change in the Company's internal control over financial reporting that occurred during the three months ended September 30, 2016 that has materially affected, or is reasonably likely to materially affect, its internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

97 shares of Liberty TripAdvisor Holdings, Inc. Series A common stock were surrendered by certain of our officers and employees to pay withholding taxes and other deductions in connection with the vesting of their restricted stock during the three months ended September 30, 2016.

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

LIBERTY TRIPADVISOR HOLDINGS, INC.

Date: November 8, 2016	By:	/s/ GREGORY B. MAFFEI
Gregory B. Maffei Chairman, President and Chief Executive Officer

Date: November 8, 2016	By:	/s/ BRIAN J. WENDLING
Brian J. Wendling Senior Vice President and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

EXHIBIT INDEX

Listed below are the exhibits which are filed as a part of this Report (according to the number assigned to them in Item 601 of Regulation S-K):

31.1	Rule 13a-14(a)/15d-14(a) Certification*
31.2	Rule 13a-14(a)/15d-14(a) Certification*
32	Section 1350 Certification**
101.INS	XBRL Instance Document*
101.SCH	XBRL Taxonomy Extension Schema Document*
101.CAL	XBRL Taxonomy Calculation Linkbase Document*
101.LAB	XBRL Taxonomy Label Linkbase Document*
101.PRE	XBRL Taxonomy Presentation Linkbase Document*
101.DEF	XBRL Taxonomy Definition Document*

*    Filed herewith

**  Furnished herewith