Form 10-K
period 2016-12-31
Liberty TripAdvisor Holdings, Inc.
filed 2017-02-17
CIK 1606745

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D. C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2016

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒   No 

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☒    No 

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☒	Accelerated filer 	Non-accelerated filer  (do not check if smaller reporting company)	Smaller reporting company 

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes    No ☒

The aggregate market value of the voting stock held by non-affiliates of Liberty TripAdvisor Holdings, Inc. computed by reference to the last sales price of such stock, as of the closing of trading on the last trading day prior to June 30, 2016, was approximately $1.5 billion.

The number of outstanding shares of Liberty TripAdvisor Holdings, Inc.'s common stock as of January 31, 2017 was:

	Series A	Series B
Liberty TripAdvisor Holdings, Inc. common stock	72,072,899	2,929,777

Documents Incorporated by Reference

The Registrant's definitive proxy statement for its 2017 Annual Meeting of Stockholders is hereby incorporated by reference into Part III of this Annual Report on Form 10-K.

LIBERTY TRIPADVISOR HOLDINGS, INC.

2016 ANNUAL REPORT ON FORM 10‑K

PART I.

Item 1.  Business.

(a)General Development of Business

Spin-Off of TripCo from Liberty Interactive Corporation

During October 2013, the Board of Directors of Liberty Interactive Corporation and its subsidiaries (“Liberty”) authorized a plan to distribute to the stockholders of Liberty’s Liberty Ventures common stock shares of a newly-formed company, Liberty TripAdvisor Holdings, Inc. (“TripCo” or the “Company”) (the “TripCo Spin-Off”). TripCo holds the subsidiaries TripAdvisor, Inc. (“TripAdvisor”) and BuySeasons, Inc., which includes the retail businesses of BuyCostumes.com and Celebrate Express (“BuySeasons”), both of which operate as stand-alone operating entities. Both TripAdvisor and BuySeasons have more revenue in the third quarter, based on a higher travel research period and the Halloween period, respectively, as compared to the other quarters of the year. The TripCo Spin-Off was completed on August 27, 2014 and effected as a pro-rata dividend of shares of TripCo to the stockholders of Series A and Series B Liberty Ventures common stock of Liberty.

Following the TripCo Spin-Off, Liberty and TripCo operate as separate, publicly traded companies, and neither has any stock ownership, beneficial or otherwise, in the other. In connection with the TripCo Spin-Off, TripCo entered into certain agreements, including the reorganization agreement, the services agreement, the facilities sharing agreement and the tax sharing agreement, with Liberty and/or Liberty Media Corporation (“Liberty Media”) (or certain of their subsidiaries) in order to govern certain of the ongoing relationships between the companies after the TripCo Spin-Off and to provide for an orderly transition.

The reorganization agreement provides for, among other things, the principal corporate transactions (including the internal restructuring) required to effect the TripCo Spin-Off, certain conditions to the TripCo Spin-Off and provisions governing the relationship between TripCo and Liberty with respect to and resulting from the TripCo Spin-Off.

Pursuant to the services agreement, Liberty Media provides TripCo with general and administrative services including legal, tax, accounting, treasury and investor relations support. TripCo reimburses Liberty Media for direct, out-of-pocket expenses incurred by Liberty Media in providing these services and TripCo pays a services fee to Liberty Media under the services agreement that is subject to adjustment semi-annually, as necessary.

Under the facilities sharing agreement, TripCo shares office space with Liberty Media and related amenities at Liberty Media’s corporate headquarters in Englewood, Colorado.

The tax sharing agreement provides for the allocation and indemnification of tax liabilities and benefits between Liberty and TripCo and other agreements related to tax matters. Pursuant to the tax sharing agreement, TripCo has agreed to indemnify Liberty, subject to certain limited exceptions, for losses and taxes resulting from the TripCo Spin-Off to the extent such losses or taxes result primarily from, individually or in the aggregate, the breach of certain restrictive covenants made by TripCo (applicable to actions or failures to act by TripCo and its subsidiaries following the completion of the TripCo Spin-Off).

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

This Annual Report includes information concerning TripAdvisor, a public company in which we have a controlling interest that files reports and other information with the Securities and Exchange Commission (the “SEC”) in accordance with the Securities Exchange Act of 1934, as amended (the “Exchange Act”).  Information in this Annual Report concerning TripAdvisor has been derived from the reports and other information filed by TripAdvisor with the SEC.  If you would like further information about TripAdvisor, the reports and other information it files with the SEC can be accessed on the Internet website maintained by the SEC at www.sec.gov.  Those reports and other information are not incorporated by reference in this Annual Report.

(b)Financial Information About Operating Segments

Through our ownership of interests in subsidiaries and other companies, we are primarily engaged in the online travel research and online commerce industries.  Each of these businesses is separately managed.

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

(c)Narrative Description of Business

TripAdvisor

TripAdvisor, by and through its subsidiaries, owns and operates a portfolio of online travel brands. TripAdvisor is the world’s largest travel site and its mission is to help people around the world plan, book and experience the perfect trip. TripAdvisor accomplishes this by, among other things, aggregating millions of travelers’ reviews and opinions about destinations, accommodations, activities and attractions, and restaurants worldwide, thereby creating the foundation for a unique platform that enables users to research and plan their travel experiences. TripAdvisor’s platform also enables users to compare real-time pricing and availability for these experiences as well as to book hotels, flights, cruises, vacation rentals, tours, activities and attractions, and restaurants, on either a TripAdvisor site or app, or a  travel partner site or app.

TripAdvisor-branded websites include tripadvisor.com in the United States and localized versions of the website in 48 markets and 28 languages worldwide. TripAdvisor-branded websites reached nearly 390 million average monthly unique visitors in its seasonal peak during the year ended December 31, 2016, according to its internal log files. TripAdvisor’s websites feature approximately 465 million reviews and opinions on 7 million places to stay, places to eat and things to do – including 1,060,000 hotels and accommodations and 835,000 vacation rentals, 4.3 million restaurants and 760,000 activities and attractions worldwide. In addition to the flagship TripAdvisor brand, TripAdvisor manages and operates 23 other travel media brands, connected by the common goal of providing users the most comprehensive travel-planning and trip-taking resources in the travel industry. In order to achieve its goals, TripAdvisor leverages its key assets: a loyal travel community, rich user-generated content, end-to-end travel experience, continuous technological innovation and global reach.

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

Business Model

TripAdvisor’s platforms connect users wishing to plan and book the best travel experiences with providers of travel accommodations and travel services worldwide.  TripAdvisor manages its business in two reportable segments: Hotel and Non-Hotel. TripAdvisor derives the majority of its revenue from its Hotel segment. TripAdvisor’s Hotel segment accounted for 80%, 85%, and 91%, of its consolidated revenue in the years ended December 31, 2016, 2015 and 2014, respectively, and includes the following revenue sources:

•

Click-Based Advertising and Transaction Revenue.    TripAdvisor’s largest source of Hotel segment revenue is generated from click-based advertising on TripAdvisor-branded websites, which is primarily comprised of contextually-relevant booking links to its partners’ sites. TripAdvisor’s click-based advertising partners are predominantly online travel agencies (“OTAs”), and direct suppliers in the hotel product category. Click-based advertising is generally priced on a cost-per-click (“CPC”), basis, with payments from advertisers determined by the number of users who click on a link multiplied by the price that partner is willing to pay for that click, or hotel shopper lead. CPC rates are determined in a dynamic, competitive auction process that enables TripAdvisor’s partners to use its proprietary, automated bidding system to submit CPC bids to have their hotel rates and availability listed on TripAdvisor’s site. Transaction revenue is generated from its instant booking feature, which enables the merchant of record, generally an OTA or hotel partner, to pay a commission to TripAdvisor for a user that completes a hotel reservation on its website.

•

Display-Based and Subscription-Based Advertising Revenue.  Advertising partners can promote their brands in a contextually-relevant manner through a variety of display-based advertising placements on TripAdvisor’s websites. TripAdvisor’s display-based advertising clients are predominately direct suppliers of hotels, airlines and cruises, as well as destination marketing organizations.  TripAdvisor also accept display advertising from OTAs, and attractions, as well as advertisers from non-travel categories. Display-based advertising is sold predominantly on a cost per thousand impressions (“CPM”), basis. Subscription-based advertising is offered to hotels, B&Bs and other specialty lodging properties. This advertising product is sold for a flat fee and enables subscribers to list, for a contracted period of time, a website URL, email address and phone number on TripAdvisor-branded websites, as well as to post special offers for travelers.

•

Other Hotel Revenue.  TripAdvisor’s other hotel revenue primarily includes revenue from non-TripAdvisor branded websites, such as smartertravel.com, independenttraveler.com, and bookingbuddy.com, which includes click-based advertising revenue, display-based advertising revenue, hotel room reservations sold through these websites, and advertising revenue from making cruise reservations available for price comparison and booking.

A significant percentage of TripAdvisor’s users are not hotel shoppers and visit TripAdvisor sites without navigating to pages that contain a listing of hotels in a particular city or a specific hotel’s page.  These users contribute to TripAdvisor’s Non-Hotel segment revenue, which accounted for 20%, 15% and 9% of TripAdvisor’s consolidated revenue for the years ended December 31, 2016, 2015 and 2014, respectively, and consists of the following businesses:

•

Attractions. TripAdvisor provides information and services for users to research and book activities, attractions in popular travel destinations through TripAdvisor’s dedicated attractions business, Viator.  TripAdvisor generates revenue by charging the operators a commission for each transaction it facilitates through its online reservation systems. In addition to its consumer-direct business, Viator also powers activity and attractions booking capabilities to its affiliate partners, including some of the world’s top airlines, hotel chains and online and offline travel agencies. Viator’s bookable inventory is available on www.viator.com as well as on TripAdvisor-branded websites and mobile applications.
•

Restaurants. Through its restaurant reservations business, The Fork,  TripAdvisor provides information and services for users to research and book restaurants. The Fork is an online restaurant booking platform operating on a number of sites (including www.lafourchette.com, www.eltenedor.com, www.iens.nl, www.besttables.com, www.dimmi.com.au, and www.en.couverts.nl), with a network of restaurant partners primarily across Europe and Australia. The Fork generates revenue by charging TripAdvisor’s restaurant partners a fee for each restaurant guest, or per seated diner, that it facilitates through TripAdvisor’s online reservation systems. The Fork also provides flexible online booking and a premium data and analytics tool, for which the restaurant owner pays a subscription fee. The Fork’s bookable inventory is also available on TripAdvisor-branded websites and mobile applications.

•

Vacation Rentals. TripAdvisor provides information and services for users to research and book vacation and short-term rental properties, including full home rentals, condominiums, villas, beach rentals, cabins and cottages. The vacation rentals business generates revenue by offering individual property owners and property managers, the ability to list their properties on TripAdvisor’s websites and mobile applications through a free-to-list, commission-based option, and to a lesser extent, an annual subscription-based fee structure. These properties are listed on a number of platforms, including www.flipkey.com, www.holidaylettings.co.uk, www.housetrip.com, www.niumba.com, and www.vacationhomerentals.com, as well as on TripAdvisor-branded websites.

TripAdvisor’s Industry

TripAdvisor operates in the global travel industry, focusing exclusively on online travel activity and the online advertising market.

According to Phocuswright, global travel spending is expected to be greater than $1.3 trillion in 2017, or an increase of 5% over 2016. Recent trends show that, each year, an increasing percentage of global travel spending is conducted online through supplier websites and OTAs. TripAdvisor believes that this trend will continue as online penetration continues to grow, as more consumers around the world gain broadband access to the Internet, as smartphone, tablets and other mobile computing devices continue to proliferate, and as travel activity increases along with an expanding middle class in certain countries like China and India.

TripAdvisor believes that the Internet will continue to become even more integral to the travel-planning process due to increasing worldwide online penetration, particularly given the capabilities that the Internet provides travelers, including the ability to refine searches, compare destinations, read and contribute user-generated content, view real-time pricing and determine availability, complete bookings, and access information while in-destination.

Travel-related advertisers continue to allocate greater percentages of their marketing budgets to online channels, mirroring the trend in consumer media consumption generally. Given the size and growth of the global travel market, as well as a growing percentage of travel transactions taking place online, TripAdvisor believes that travel-related businesses will continue to devote significant marketing dollars to online platforms in order to advertise their travel products and services.

Commercial Relationships

TripAdvisor has a number of commercial relationships that are important to the success of its business.  Although these relationships are memorialized in agreements, many of these agreements are for limited terms or are terminable at will or on short notice.

TripAdvisor has commercial relationships with the majority of the world’s leading OTAs as well as a variety of other travel suppliers pursuant to which these companies purchase traveler leads from TripAdvisor, generally on a click-based advertising basis. For the year ended December 31, 2016, TripAdvisor’s two most significant click-based and transaction advertising partners were Expedia Inc. (“Expedia”) and The Priceline Group Inc. (“Priceline”), including certain of their respective brands. For the years ended December 31, 2016, 2015 and 2014, Expedia and Priceline, each accounted for more than 10% of TripAdvisor’s consolidated revenue and together accounted for 46%, 46% and 46%, respectively, of its consolidated revenue. Nearly all of this concentration of revenue is recorded in TripAdvisor’s Hotel segment for these reporting periods. As of December 31, 2016 and 2015, Expedia accounted for 12% and 11%, respectively, of TripAdvisor’s total accounts receivable.

 TripAdvisor’s instant booking feature enables hotel shoppers to book directly with a third-party partner, without leaving TripAdvisor’s website.  To facilitate this user experience, TripAdvisor has entered into contracts with the majority of the world’s top hotel chains, including Accor, Best Western International, Carlson Rezidor, Choice Hotels, Hyatt  Hotels, Marriott International, Hilton and Wyndham Worldwide. TripAdvisor also partnered with Priceline and Expedia, whereby certain of their online travel brands participate in TripAdvisor’s instant booking feature.  As a result, users are able to book more than 560,000 hotels worldwide, powered by its partners, without leaving the TripAdvisor site or mobile experience.

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

TripAdvisor protects its intellectual property by relying on its terms of use, confidentiality procedures and contractual provisions, as well as on international, national, state and common law rights. In addition, TripAdvisor enters into confidentiality and invention assignment agreements with employees and contractors, and confidentiality agreements with other third parties. TripAdvisor protects its brands by pursuing the trademark registration of its core brands, as appropriate, maintaining its trademark portfolio, securing contractual trademark rights protection when appropriate, and relying on common law trademark rights when appropriate. TripAdvisor also registers copyrights and domain names as deemed appropriate. Additionally, TripAdvisor protects its trademarks, domain names and copyrights with the use of intellectual property licenses and an enforcement program.

TripAdvisor has considered, and will continue to consider, the appropriateness of filing for patents to protect future inventions, as circumstances may warrant.  However, many patents protect only specific inventions and there can be no assurance that others may not create new products or methods that achieve similar results without infringing upon patents owned by TripAdvisor.

Seasonality

Traveler expenditures in the global travel market tend to follow a seasonal pattern. As such, expenditures by travel advertisers to market to potential travelers and, therefore, TripAdvisor’s financial performance, tends to be seasonal as well. As a result, the third quarter tends to be TripAdvisor’s seasonal high, as it is a key period for travel research and trip-taking and its seasonal low generally occurs in the first and/or fourth quarter. Significant shifts in TripAdvisor’s business mix or adverse economic conditions could result in future seasonal patterns that are different from historical trends.

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

BuySeasons

BuySeasons is a wholly owned subsidiary of TripCo that owns and operates BuyCostumes.com and the Celebrate Express family of websites. Liberty acquired BuySeasons in 2006, which in turn acquired Celebrate Express in 2008. BuySeasons, an internet celebrations leader, provides a unique party offering by giving individuals the resources necessary to plan, execute and attend a wide variety of celebrations and costuming events. These resources include party supplies primarily through retail partner and marketplace websites which offer proprietary products through exclusive license agreements and costumes for a wide variety of occasions (the primary occasion is Halloween). BuySeasons purchases its products from various suppliers, both domestic and international. BuySeasons depends on three suppliers for approximately one half of its costumes, accessories, and party supplies. The loss of any of these suppliers could adversely impact stand alone financial results of BuySeasons.

BuySeasons’ business is highly seasonal with approximately half of its revenue earned from the sale of costumes in September and October leading up to Halloween. Since the acquisition of Celebrate Express, BuySeasons has seen the seasonality decrease slightly due to higher sales of birthday party supplies which is a less seasonal business. BuySeasons outsources 100% of its customer service function, with the management of such function being maintained at its corporate headquarters. Customer service representatives are available up to nine hours a day, and up to seven days a week during its busy season to respond to customer questions. The customer service center and warehouse staffing is scalable and BuySeasons employs seasonal labor to react to higher volume during the peak Halloween season.

Regulatory Matters

Internet Services

Our online commerce businesses are subject, both directly and indirectly, to various domestic and foreign laws and governmental regulations. Certain of these businesses engaged in the provision of goods and services over the Internet must comply with federal and state laws and regulations applicable to online communications and commerce. For example, the Children’s Online Privacy Protection Act (“COPPA”) prohibits web sites from collecting personally identifiable information online from children under age 13 without parental consent and imposes a number of operational requirements. The Federal Trade Commission (“FTC”) has adopted regulations implementing COPPA. Certain email activities are subject to the Controlling the Assault of Non-Solicited Pornography and Marketing Act of 2003, commonly known as the CAN-SPAM Act. The CAN-SPAM Act regulates the sending of unsolicited commercial email by requiring the email sender, among other things, to comply with specific disclosure requirements and to provide an “opt-out” mechanism for recipients. Both of these laws include statutory penalties for non-compliance. The Digital Millennium Copyright Act limits, but does not eliminate, liability for listing or linking to third party websites that may include content that infringes on copyrights or other rights so long as our Internet businesses comply with the statutory requirements. Various states also have adopted laws regulating certain aspects of Internet communications. In 2016, Congress enacted a permanent moratorium on state and local taxes on Internet access and commerce.

Our online commerce businesses also are subject to laws governing the collection, use, retention, security and transfer of personally-identifiable information about their users. In particular, the collection and use of personal information by companies has received increased regulatory scrutiny on a global basis. The enactment, interpretation and application of user data protection laws are in a state of flux, and the interpretation and application of such laws may vary from country to country. For example, in April 2016, the European Parliament and the Council of the European Union adopted the General Data Regulation which established new data laws that give customers additional rights and impose additional restrictions and penalties on companies for illegal collection and misuse of personal information. The new data laws take effect in May 2018. Further, on October 6, 2015, the Court of Justice of the European Union invalidated the “Safe Harbor Framework,” which had allowed companies to collect and process personal data in European Union nations for use in the U.S. In early 2016, European and U.S. authorities reached agreement on a new data transfer framework, the EU-U.S. Privacy Shield, which became fully operational on August 1, 2016. Finally, on January 10, 2017, the European Commission proposed new regulations regarding privacy and electronic communications, including additional regulation of the Internet tracking tools known as “cookies.”

In the U.S., the FTC has proposed a privacy policy framework, and the new Congress may consider legislation that would require organizations that suffer a breach of security related to personal information to notify owners of such information. Many states have adopted laws requiring notification to users when there is a security breach affecting personal data, such as California’s Information Practices Act. Complying with these different national and state privacy requirements may cause the Internet companies in which we have interests to incur substantial costs. In addition, such companies generally have and post on their websites privacy policies and practices regarding the collection, use and disclosure of user data. A failure to comply with such posted privacy policies or with the regulatory requirements of federal, state, or foreign privacy laws could result in proceedings or actions by governmental agencies or others (such as class action litigation) which could adversely affect our online commerce businesses. Technical violations of certain privacy laws can result in significant penalties, including statutory penalties. In 2012, the FCC amended its regulations under the Telephone Consumer Protection Act (“TCPA”), which could subject our Internet businesses to increased liability for certain telephonic communications with customers, including but not limited to text messages to mobile phones. Under the TCPA, plaintiffs may seek actual monetary loss or statutory damages of $500 per violation, whichever is greater, and courts may treble such damage awards for willful or knowing violations. Data collection, privacy and security are growing public concerns. If consumers were to decrease their use of our Internet businesses’ websites to purchase products and services, such businesses could be harmed. Congress, individual states and foreign authorities may consider additional online privacy legislation.

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

In 2015, the FCC adopted open Internet rules that reclassify wireline and wireless broadband services as Title II common carrier services and regulate broadband services offered by Internet service providers (“ISPs”) under Title II, Title III and Section 706 of the Telecommunications Act of 1996.  The regulations prohibit ISPs from: (1) blocking access to, or impairing or degrading, legal content, applications, services or non-harmful devices; and (2) favoring selected Internet traffic in exchange for consideration.  The rules also allow the FCC to hear complaints and take enforcement action if it determines that the interconnection agreements of ISPs are not just and reasonable, or if ISPs fail to meet a new general obligation not to unreasonably interfere with or unreasonably disadvantage consumers or edge providers. The open Internet rules were upheld by the United States Court of Appeals for the District of Columbia Circuit in June 2016, but remain subject to additional appeals.  Congress or the FCC may modify or repeal the existing regulations.

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

Competition

TripAdvisor

TripAdvisor competes in rapidly evolving and competitive markets. TripAdvisor faces competition for content, users, advertisers, online travel search and price comparison services or what is known in the industry as hotel metasearch, and online reservations. In the competition to attract users to its platform, TripAdvisor relies on its ability to acquire traffic through offline brand recognition and brand-direct efforts such as online search, email and television.  These marketing strategies can be impacted by competitive site content, changes to TripAdvisor’s website architecture and page designs, changes to search engine ranking algorithms, updates in competitor advertising strategies, or changes to display ordering in search engine results such as preferred placement for internal products offered by search engines.

TripAdvisor competes with different types of companies in the various markets and geographies it participates in, including large and small companies in the travel space as well as broader service providers. More specifically:

•

In TripAdvisor’s Hotel segment, it faces competition from OTAs (including Expedia, Priceline and certain of their respective subsidiaries), hotel metasearch providers (including trivago, Kayak, Ctrip.com International, Ltd. and HotelsCombined), large online search, social media, and marketplace companies (including Google, Microsoft Bing, Yahoo, Baidu, Facebook, Alibaba and Amazon), traditional offline travel agencies, and global hotel chains seeking to promote direct bookings.

•

TripAdvisor also faces competition in its Non-Hotel segment. TripAdvisor’s Attractions business competes with traditional travel agencies, online providers, wholesalers, and individual tour operators. TripAdvisor’s Restaurants business competes with other online restaurant reservation services, such as Yelp, OpenTable (a subsidiary of Priceline) and local or regional providers. TripAdvisor’s Vacation Rentals business competes with companies focused on alternative lodging and shared accommodations, including Airbnb and HomeAway (a subsidiary of Expedia).

As the industry shifts towards online travel services and the technology supporting it continues to evolve, including platforms such as smartphone and tablet computing devices, TripAdvisor anticipates that the existing competitive landscape will continue to change, new competitors may emerge, and industry consolidation may continue.

BuySeasons

The party and costume segments have a large number of independent retailers. BuySeasons competes with traditional brick-and-mortar and online retailers ranging from large department stores to specialty shops, electronic retailers, direct marketing retailers, such as mail order and catalog companies, and discount retailers. BuySeasons has faced increased competition from both internet companies and brick-and-mortar stores resulting in declining revenue and lower margins due primarily to increased marketing spend and discounting of products to drive sales. In order to try and reverse these adverse trends, BuySeasons has significantly reduced the focus on its retail websites and instead is focused on its relationships with online marketplaces, such as Amazon, and dropship partners.

Due to the nature of the party and costume businesses, there is not a single or small group of competitors that own a significant portion of the overall market share. We believe that the principal competitive factors in the markets in which BuySeasons competes are selection, price, availability of inventory, convenience, brand recognition, accessibility, customer service, reliability, website performance, and ease of use.

Employees

TripCo currently does not have any corporate employees. Liberty Media provides TripCo with certain transitional and ongoing management services pursuant to a services agreement and certain of Liberty Media’s corporate employees and executive officers will provide services to TripCo for a determined fee. As of December 31, 2016, TripAdvisor had approximately 3,327 employees. Of those employees, approximately 51% were based in the United States. TripAdvisor believes it has good relationships with its employees, including relationships with employees represented by international works councils or other similar organizations.

 As of December 31, 2016, BuySeasons had 158 full and part-time employees. None of these employees is represented by a labor union or covered by a collective bargaining agreement. BuySeasons believes that these employee relations are good.

(d)Financial Information About Geographic Areas

For financial information related to the geographic areas in which we do business, see note 13 to our consolidated financial statements found in Part II of this report.

(e)Available Information

All of our filings with the SEC, including our Form 10-K, Form 10-Qs and Form 8-Ks, as well as amendments to such filings are available on our Internet website free of charge generally within 24 hours after we file such material with the SEC.  Our website address is www.libertytripadvisorholdings.com.

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

TripAdvisor generated $321 million, $418 million and $407 million of cash from its operations during the years ended December 31, 2016, 2015 and 2014, respectively. TripAdvisor uses the cash it generates from its operations to fund its investing activities and to service its debt and other financing obligations. We do not have access to the cash that TripAdvisor generates unless TripAdvisor declares a dividend on its capital stock payable in cash, repurchases any or all of its outstanding shares of capital stock for cash or otherwise distributes or makes payments to its stockholders, including us. Historically, TripAdvisor has not paid any dividends on its capital stock or, with limited exceptions, otherwise distributed cash to its stockholders and instead has used all of its available cash in the expansion of its business and to service its debt obligations. Covenants in TripAdvisor’s existing debt instruments also restrict the payment of dividends and cash distributions to stockholders. We expect that TripAdvisor will continue to apply its available cash to the expansion of its business.

Our company may have future capital needs and may not be able to obtain additional financing on acceptable terms.

In connection with the TripCo Spin-Off, we have outstanding borrowings of $203 million (the “Margin Loans”) at December 31, 2016, including paid in kind interest, under two margin loan agreements (the “Margin Loan Agreements”) entered into by our bankruptcy remote wholly-owned subsidiary (“TripSPV”). Borrowings under the Margin Loan Agreements are guaranteed solely by our company and secured by our ownership interest in TripAdvisor. In addition, we have outstanding borrowings of $261 million at December 31, 2016, including paid in kind interest, against a variable postpaid forward. All of our equity interests in TripAdvisor are and will be held through TripSPV. Because our primary asset consists of our equity interests in TripAdvisor and the Margin Loan Agreements prohibit, with limited exceptions, the incurrence of additional indebtedness by TripSPV, our company is very limited in its ability to incur additional financing (other than a contingent line of credit provided to our company by Liberty, pursuant to which our company is able to borrow up to $200 million under limited circumstances (the “Liberty Line of Credit”) (which expires in August 2017), and our cash reserves and limited operating cash flow may be insufficient to satisfy our financial obligations. In addition, the Margin Loan Agreements provide that, among other triggering events, if at any time the closing price per share of TripAdvisor common stock falls below certain minimum values, a partial repayment of the Margin Loans will be due and payable with respect to each such circumstance, together with accrued and unpaid interest. If the company or

TripSPV is unable to pay such amounts, the lenders may foreclose on the pledged stock of TripAdvisor that TripSPV holds and any other collateral that then secures TripSPV’s obligations under the Margin Loan Agreements, which would materially adversely affect our asset composition and financial condition as well as our access to capital on a going forward basis.

In addition, the availability of capital for our company will be subject to prevailing general economic and credit market conditions, including interest rate levels and the availability of credit generally, and financial, business and other factors, all of which are beyond the control of our company. In light of periodic uncertainty in the capital and credit markets, there can be no assurance that sufficient financing will be available on desirable terms, if at all, to fund investments, acquisitions, stock repurchases, dividends, debt refinancing or extraordinary actions or that counterparties in any such financings would honor their contractual commitments. If financing is not available when needed or is not available on favorable terms, our company may be unable to complete acquisitions, repurchase equity or otherwise take advantage of business opportunities, any of which could have a material adverse effect on the business, financial condition and results of operations of our company. If we raise additional funds through the issuance of equity securities, our stockholders may experience significant dilution.

Our company has significant indebtedness, which could adversely affect our business and financial condition.

As discussed above, in connection with the TripCo Spin-Off, we entered into the Margin Loan Agreements as the guarantor with TripSPV as the borrower, pursuant to which TripSPV has outstanding $203 million at December 31, 2016, including paid in kind interest. In addition, we have outstanding borrowings of $261 million at December 31, 2016, including paid in kind interest, against a variable postpaid forward. As a result of this significant indebtedness, our company may:

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

In addition, it is possible that we may need to incur additional indebtedness in the future in the ordinary course of business. However, there is no assurance that additional financing will be available to our company on terms favorable to us, if at all. If new debt is added to the current debt levels, the risks described above could intensify. In addition, TripSPV is prohibited from incurring additional indebtedness under the Margin Loan Agreements, and we expect our company to have limited capacity to incur indebtedness outside of TripSPV (other than with respect to the Liberty Line of Credit, which is only available under limited circumstances).

Although TripAdvisor has substantial cash flow from operations, we have limited sources of cash and liquidity. Our cash balance is expected to enable us to fund our parent level operating expenses and debt service obligations for the foreseeable future; however, we cannot assure you that we will not experience unexpected expenses or that we will have sufficient liquidity to fund our operations and service our direct debt obligations during the foreseeable future. For additional information about our company’s ability to potentially service our direct debt obligations, see “We are a holding company, and we could be unable in the future to obtain cash in amounts sufficient to service our financial obligations or meet our other commitments.” and “We do not have access to the cash that TripAdvisor generates from its operating activities.” above.

The Margin Loan Agreements contain various covenants that will restrict the activities of TripSPV.

As discussed above, in connection with the TripCo Spin-Off, we entered into the Margin Loan Agreements as the guarantor with TripSPV as the borrower, pursuant to which we had outstanding borrowings of $203 million, including paid in kind interest at December 31, 2016. The Margin Loan Agreements contain various covenants, including those that limit our ability to, among other things:

•	Incur indebtedness by TripSPV;
•	Enter into financing arrangements with respect to the stock of TripAdvisor; and
•	Cause TripSPV to enter into unrelated businesses or otherwise conduct business other than owning common stock or other shares of TripAdvisor.

In addition, as discussed above, the Margin Loan Agreements provide that, among other triggering events, if at any time the closing price per share of TripAdvisor common stock falls below certain minimum values, a partial repayment of the Margin Loans to certain specified amounts will be due and payable with respect to each such circumstance, together with accrued and unpaid interest, and if the company or TripSPV is unable to pay such amounts, the lenders may foreclose on the pledged stock of TripAdvisor that TripSPV holds and any other collateral that then secures TripSPV’s obligations under the Margin Loan Agreements, which would materially adversely affect our asset composition and financial condition.

Any failure to comply with the restrictions of the Margin Loan Agreements may result in an event of default under the agreements governing such facilities. Such default may allow the applicable creditors to accelerate the debt incurred thereunder. For additional information regarding the potential impact of the restrictions in these debt arrangements, see “Our company may have future capital needs and may not be able to obtain additional financing on acceptable terms.”

Our company has overlapping directors and officers with Liberty, Liberty Media, Liberty Broadband Corporation and Liberty Expedia Holdings, Inc., which may lead to conflicting interests.

As a result of the TripCo Spin-Off, the September 2011 separation of Starz from Liberty, Liberty Media’s spin-off of Liberty Broadband Corporation (“LBC”) and Liberty’s split-off of Liberty Expedia Holdings, Inc. (“Expedia Holdings”), most of our executive officers also serve as executive officers of Liberty, Liberty Media, LBC and Expedia Holdings and there are overlapping directors. Other than Liberty’s ownership of shares of LBC’s non-voting Series C common stock, none of the foregoing companies has any ownership interest in any of the others. Our executive officers and members of our company’s board of directors have fiduciary duties to our stockholders. Likewise, any such persons who serve in similar capacities at Liberty, Liberty Media, LBC or Expedia Holdings have fiduciary duties to that company’s stockholders. For example, there may be the potential for a conflict of interest when our company, Liberty, Liberty Media, LBC or Expedia Holdings looks at acquisitions and other corporate opportunities that may be suitable for each of them. Therefore, such persons may have conflicts of interest or the appearance of conflicts of interest with respect to matters involving or affecting more than one of the companies to which they owe fiduciary duties. Moreover, most of our company’s directors and officers own Liberty, Liberty Media, LBC and Expedia Holdings stock and equity awards.  These ownership interests could create, or appear to create, potential conflicts of interest when the applicable individuals are faced with decisions that could have different implications for our company, Liberty, Liberty Media, LBC and/or Expedia Holdings. Any potential conflict that qualifies as a “related party transaction” (as defined in Item 404 of Regulation S-K) is subject to review by an independent committee of the applicable issuer’s board of directors in accordance with its corporate governance guidelines. Each of our company, LBC and Liberty Expedia have renounced their rights to certain business opportunities and each company’s restated certificate of incorporation contains provisions deeming directors and officers not in breach of their fiduciary duties in certain cases for directing a corporate opportunity to another person or entity (including Liberty, Liberty Media, LBC and Expedia Holdings) instead of such company. Any other potential conflicts that arise will be addressed on a case-by-case basis, keeping in mind the applicable fiduciary duties owed by the executive officers and directors of each issuer. From time to time, we may enter into transactions with Liberty, Liberty Media, LBC, Expedia Holdings and/or their subsidiaries or other affiliates. There can be no assurance that the terms of any such transactions will be as favorable to our company, Liberty, Liberty Media, LBC, Expedia Holdings or any of their respective subsidiaries or affiliates as would be the case where there is no overlapping officer or director.

Our inter-company agreements were negotiated while we were a subsidiary of Liberty.

We entered into a number of inter-company agreements covering matters such as tax sharing and our responsibility for certain liabilities previously undertaken by Liberty for certain of our businesses. In addition, we entered into a services agreement with Liberty Media pursuant to which it provides to us certain management, administrative, financial, treasury, accounting, tax, legal and other services, for which we pay Liberty Media a services fee. The terms of all of these agreements were established while we were a wholly owned subsidiary of Liberty, and hence may not be the result of arms’ length negotiations. Although we believe that the negotiations with Liberty Media were at arms’ length, the persons negotiating on behalf of Liberty Media also serve as officers of Liberty, as described above. We believe that the terms of these inter-company agreements are commercially reasonable and fair to all parties under the circumstances; however, conflicts could arise in the interpretation or any extension or renegotiation of the foregoing agreements.

Factors Relating to Our Businesses

If TripAdvisor is unable to continue to increase visitors to its websites and mobile apps and to cost-effectively convert these visitors into revenue-generating users, our revenue, financial results and business could be harmed.

TripAdvisor’s long term success depends on its continued ability to maintain and increase the overall number of visitors flowing through its platforms in a cost effective manner, to engage users throughout the travel planning and booking phases and to attract consumers who will share their reviews from their trips. The primary asset that TripAdvisor uses to attract visitors to its websites and convert these visitors into engaged users and bookers is TripAdvisor’s ability to collect or create, organize and distribute high-quality, commercially valuable content and products that meets users’ specific interests. TripAdvisor’s traffic and user engagement could be adversely affected by a number of factors, including but not limited to increased competition, reduced consumer awareness of TripAdvisor’s brands, declines or inefficiencies in traffic acquisition, and macroeconomic conditions.  In the past year, certain of TripAdvisor’s competitors have launched advertising campaigns expressly designed to drive consumer traffic directly to their websites, and these campaigns may negatively impact traffic to TripAdvisor’s site.  There can be no assurances that TripAdvisor will continue to provide content and products in a cost-effective manner or in a manner that meets rapidly changing consumer demand. Any failure to obtain and manage content and products in a cost-effective manner that will engage users, or any failure to provide content and products that are perceived as useful, reliable and trustworthy, could adversely affect user experiences and their repeat behavior, reduce traffic to its websites and negatively impact its business and financial performance.

TripAdvisor’s dedication to making the user experience its highest priority may cause it to prioritize rapid innovation and user engagement over short-term financial results.

TripAdvisor strives to create the best experience for its users, providing them with the information, research and tools to enable them to plan, book and experience the perfect trip.  TripAdvisor believes that in doing so, it will increase its rates of conversion, revenue per shopper and, ultimately, its financial performance over the long-term.  TripAdvisor has taken actions in the past and may continue to make decisions going forward that have the effect of reducing its short-term revenue or profitability if it believes that the decisions benefit the aggregate user experience.  For example, TripAdvisor may introduce changes to existing products or new products that direct users away from formats or use cases where TripAdvisor has a proven means of monetization, e.g. its instant book product.  In addition, TripAdvisor’s approach of putting users first may negatively impact its relationship with existing or prospective advertisers. These actions and practices could result in a loss of advertisers, which in turn could harm TripAdvisor’s results of operations.   The short-term reductions in revenue or profitability could be more severe than TripAdvisor anticipates or these decisions may not produce the long-term benefits that TripAdvisor expects, in which case its user growth and engagement, its relationships with users and advertisers, and its business and results of operations could be harmed.

TripAdvisor derives a substantial portion of its revenue from advertising and any significant reduction in spending by its advertisers or redirections of advertising spend could harm its business.

TripAdvisor derives a substantial portion of its revenue from the sale of advertising, primarily through click-based advertising and, to a lesser extent, display-based advertising. TripAdvisor enters into master advertising contracts with its advertising partners, however, these agreements are generally limited to matters such as privacy and compliance, payment terms and conditions, termination and indemnities and most can be terminated by its partners at will or on short notice. TripAdvisor’s ability to grow advertising revenue with its existing or new advertising partners is dependent in large part on its ability to generate revenue for them relative to other alternatives. Advertisers will not continue to do business with TripAdvisor if their investment in such advertising does not generate sales leads, customers, bookings, or revenue and profit on a cost-effective basis. TripAdvisor’s ability to provide value to its advertising partners depends on a number of factors, including acceptance of online advertising versus more traditional forms of advertising or more effective models, competitiveness of its products, traffic quality, perception of its platform, availability and accuracy of analytics and measurement solutions to demonstrate its value, and macroeconomic conditions, whether in the advertising industry generally, among specific types of marketers or within particular geographies.  We cannot guarantee that TripAdvisor’s current advertisers will fulfill their obligations under existing contracts, continue to advertise beyond the terms of existing contracts or enter into any additional contracts with it.

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

TripAdvisor derives a substantial portion of its revenue from a relatively small number of partners and relies significantly on these relationships. For example, for the year ended December 31, 2016, TripAdvisor’s two most significant advertising partners, Expedia and Priceline (and their subsidiaries), accounted for a combined 46% of its total revenue. While TripAdvisor enters into master advertising contracts with its partners, the terms of these agreements generally address matters such as privacy and compliance, payment terms and conditions, termination and indemnities and most of these contracts can be terminated by its partners at will or on short notice. If any of its significant advertisers were to cease or significantly curtail advertising on TripAdvisor’s websites, TripAdvisor could experience a rapid decline in its revenue over a relatively short period of time which would have a material impact on its business.

Changes in internet search engine algorithms and dynamics, or search engine disintermediation could have a negative impact on traffic for our sites and ultimately, our business and results of operations.

We and TripAdvisor rely heavily on internet search engines, such as Google, to generate traffic to our websites, principally through the purchase of travel-related keywords as well as through free, or organic, search. Pricing and operating dynamics for these traffic sources can change rapidly, both technically and competitively. Search engines frequently update and change the logic that determines the placement and display of results of a user’s search, such that the purchased or algorithmic placement of links to our websites can be negatively affected. In addition, a search engine could, for competitive or other purposes, alter its search algorithms or results causing our websites to place lower in organic search query results. If a major search engine changes its algorithms in a manner that negatively affects the search engine ranking of our websites or those of our partners, or if competitive dynamics impact the cost or effectiveness of search engine optimization (“SEO”) or search engine marketing (“SEM”) in a negative manner, our business and financial performance would be adversely affected. Furthermore, our failure to successfully manage our SEO and SEM strategies could result in a substantial decrease in traffic to our websites, as well as increased costs if we were to replace free traffic with paid traffic.

In addition, to the extent that Google or other leading search or metasearch engines that have a significant presence in TripAdvisor’s key markets, disintermediate OTAs or travel content providers whether by offering their own comprehensive travel planning or shopping capabilities, or by referring leads to suppliers, other favored partners or themselves directly, there could be a material adverse impact on TripAdvisor’s business and financial performance. To the extent these actions have a negative effect on TripAdvisor’s search results and traffic to its site, TripAdvisor’s business and financial performance could be adversely affected.

TripAdvisor also relies on application marketplaces, such as Apple’s App Store and Google’s Play, to drive downloads of its applications. In the future, Apple, Google or other marketplace operators may make changes to their marketplaces that make access to TripAdvisor’s products more difficult. For example, TripAdvisor’s applications may receive unfavorable treatment compared to the promotion and placement of competing applications, such as the order in which they appear within marketplaces. Similarly, if problems arise in TripAdvisor’s relationships with providers of application marketplaces, traffic to its site and its user growth could be harmed.

TripAdvisor continues to focus on its “instant booking” feature despite anticipated and unanticipated challenges and risks which could have a negative impact on its business and financial performance.

TripAdvisor’s instant booking is a feature that enables users to book a hotel reservation directly with a hotel or online travel agency partner while remaining on the TripAdvisor website. TripAdvisor believes that allowing users to book directly online without leaving the TripAdvisor site will result in a better user experience, increased user engagement and, ultimately, additional revenue to TripAdvisor. TripAdvisor began rolling this feature out the U.S. in 2014 and completed the roll out in international markets in 2016.  TripAdvisor is currently focused on (i) improving the shopping experience to drive increased user engagement, better conversion and more bookings, and (ii) continuing to earn users’ trust as their booking site of choice.

There are, however, additional risks associated with this feature.  Currently TripAdvisor’s instant booking feature is monetizing at a lower revenue per hotel shopper rate compared to its metasearch feature. While TripAdvisor expects to close this monetization gap, primarily by continuing to streamline its booking path to enhance user experience, persistently promoting the TripAdvisor brand as a booking channel and continuing to seek partners with strong branding and supply channels, there is no guarantee that these initiatives will ultimately be successful and, if not, TripAdvisor’s revenue may be materially adversely affected.  In addition, instant booking revenue recorded under the consumption model is recognized at the time the traveler completes his or her stay. Comparatively, revenue recognized under TripAdvisor’s metasearch feature is recorded when a traveler makes the click-through to the travel partners’ websites. In future periods, greater contribution of revenue from TripAdvisor’s instant booking consumption model would result in additional revenue recognized at the time of a consumed stay and thus a shift in the timing of TripAdvisor’s revenue recognition.

Consumer adoption and use of mobile devices creates new challenges and, if TripAdvisor is unable to operate effectively on mobile devices, its business may be adversely affected.

The number of people who access the Internet through mobile devices, such as mobile phones, has increased substantially in the last few years and TripAdvisor anticipates that the rate of use of these devices will continue to grow. The mobile market in general remains a rapidly evolving market.  As new devices and platforms are released, users may begin consuming content in a manner that is more difficult to monetize.  Advertising opportunities may be more limited on mobile devices. In addition, given the device sizes and technical limitations of these devices, mobile consumers may not be willing to download multiple apps from multiple companies providing similar service and instead prefer to use one or a limited number of apps for their hotel, restaurant and attractions activity.

To address these growing user demands, TripAdvisor continues to extend its platform to develop and improve upon its mobile applications and monetization strategies. However, currently, TripAdvisor monetizes users of mobile phone devices at a significantly lower rate compared to users who access its websites through desktop computers or tablets.  If TripAdvisor is unable to continue to rapidly innovate and create new, user-friendly and differentiated mobile offerings and websites optimized for mobile phone devices and efficiently and effectively advertise and distribute on these platforms, or if TripAdvisor’s mobile offerings are not used by consumers, TripAdvisor’s future growth and results of operations could be negatively impacted.

Declines or disruptions in the economy in general and the travel industry in particular could adversely affect TripAdvisor’s businesses and financial performance.

TripAdvisor’s businesses and financial performance are affected by the health of the global economy generally as well as the travel industry and leisure travel in particular. Sales of travel services tend to decline or grow more slowly during economic downturns and recessions when consumers engage in less discretionary spending, are concerned about unemployment or economic weakness, have reduced access to credit or experience other concerns that reduce their ability or willingness to travel. The global economy may be adversely impacted by unforeseen events beyond TripAdvisor’s control, including incidents of actual or threatened terrorism, regional hostilities or instability, unusual weather patterns, natural disasters, political instability and health concerns (including epidemics or pandemics), defaults on government debt, significant increases in fuel and energy costs, tax increases and other matters that could reduce discretionary spending, tightening of credit markets, and further declines in consumer confidence. Decreased travel expenditures could reduce the demand for TripAdvisor’s services and have a negative impact on its business, working capital and financial performance.

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

On June 23, 2016, the United Kingdom held a referendum in which a majority of voters voted to exit the European Union (“Brexit”).  Since the referendum, global markets and foreign currency exchange rates have experienced increased volatility, including a sharp decline in the value of the British Pound Sterling relative to the U.S. Dollar.  To leave the European Union, the United Kingdom must provide official notice of its decision and negotiate the terms of its exit.  This process could take two years or more.  The effects of Brexit will depend on, among other things, the terms, nature and timetable of the exit and the parties have not yet established these terms.  Brexit could adversely affect European and global economic or market conditions and could contribute to instability in global financial markets.  Any of these effects of Brexit, and others TripAdvisor cannot anticipate, may have a negative effect on the travel industry and may adversely affect TripAdvisor’s business.

TripAdvisor relies on the value of its brands and consumer trust in its brands. If TripAdvisor is not able to protect, maintain and enhance its brands, or if events occur that damage its reputation and brands, TripAdvisor’s business may be harmed.

TripAdvisor believes that the strength of its brands (particularly the TripAdvisor brand) has contributed significantly to its success and that maintaining and enhancing its brands is critical to expanding its base of users, to creating content and to attracting advertisers. As a result, TripAdvisor invests significantly in brand marketing. TripAdvisor expects these investments to continue, or even increase, as a result of a variety of factors, including relatively high levels of advertising spending from competitors, the increasing costs of supporting multiple brands, expansion into new geographies, products and product positioning where its brands are less well known, inflation in media pricing, and the continued emergence and relative traffic share growth of search engines as destination sites for travelers. Such efforts may not maintain or enhance consumer awareness of its brands and, even if TripAdvisor is successful in its branding efforts, such efforts may not be cost-effective or as efficient as they have been historically. If TripAdvisor is unable to maintain or enhance consumer awareness of its brands or to generate demand in a cost-effective manner, it would have a material adverse effect on TripAdvisor’s business and financial performance.

TripAdvisor’s ability to protect, maintain and enhance its brand also depends largely on its ability to maintain consumer confidence in its products, in the quality and integrity of its content and other information found on its platform.  If consumers do not believe TripAdvisor’s recommended reviews to be useful and reliable, they may seek other services to obtain the information for which they are looking and may not return to TripAdvisor’s platform as often in the future, or at all.  In addition, unfavorable publicity regarding, for example, TripAdvisor’s practices relating to privacy and data protection, product changes, competitive pressures, litigation or regulatory activity, could adversely affect its reputation with its users and its advertisers. Such negative publicity also could have an adverse effect on the size, engagement, and loyalty of TripAdvisor’s user base and result in decreased revenue, which could adversely affect its business and financial results.

TripAdvisor operates in an increasingly competitive global environment and its failure to compete effectively could reduce its market share and harm its financial performance.

TripAdvisor competes in rapidly evolving and competitive markets. It faces competition for content, users, advertisers, online travel search and price comparison services, or what is known in the industry as hotel metasearch, and online reservations. In the competition to attract users to its platform, TripAdvisor relies on its ability to acquire traffic through offline brand recognition and brand-direct efforts such as online search, email and television.  These marketing strategies can be impacted by competitive site content, changes to TripAdvisor’s website architecture and page designs, changes to search engine ranking algorithms, updates in competitor advertising strategies, or changes to display ordering in search engine results such as preferred placement for internal products offered by search engines.

TripAdvisor also competes with different types of companies in the various markets and geographies it participates in, including large and small companies in the travel space as well as broader service providers.  More specifically:

•

In TripAdvisor’s Hotel segment, it faces competition from OTAs (including Expedia, Priceline and certain of their respective subsidiaries), hotel metasearch providers (including trivago, Kayak, Ctrip.com International, Ltd., and HotelsCombined), large online search, social media, and marketplace companies (including Google, Microsoft Bing, Yahoo, Baidu, Facebook, Alibaba, and Amazon), traditional offline travel agencies, and global hotel chains seeking to promote direct bookings.

•

TripAdvisor also faces competition from different companies in each of the operating segments in its Non-Hotel segment. TripAdvisor’s Attractions business competes with traditional travel agencies, wholesalers, and individual tour operators as well as Airbnb and similar websites that have added other travel services such as tours and activities. TripAdvisor’s Restaurants business competes with other online restaurant reservation services, such as Yelp and OpenTable (a subsidiary of Priceline). TripAdvisor’s Vacation Rentals business competes with companies focused on alternative lodging and shared accommodations, including Airbnb and HomeAway (a subsidiary of Expedia).

Many of TripAdvisor’s competitors have significantly greater financial, technical, marketing and other resources compared to TripAdvisor and have expertise in developing online commerce and facilitating internet traffic as well as large client bases. They also have the ability to leverage other aspects of their business to enable them to compete more effectively against TripAdvisor.  In addition, many of TripAdvisor’s competitors, including online search companies, continue to expand their voice and artificial intelligence capabilities, which may provide them with a competitive advantage in travel. TripAdvisor cannot provide assurance that it will be able to compete successfully against current, emerging and future competitors or on platforms that may emerge, or provide differentiated products and services to its traveler base.

Certain of the companies TripAdvisor does business with, including some of its click-based advertising partners, are also its competitors. The consolidation of TripAdvisor’s competitors and partners, including Expedia (through its acquisitions of Orbitz, Travelocity, and HomeAway) and Priceline (through its acquisitions of Kayak and OpenTable), may affect TripAdvisor’s relative competitiveness and its partner relationships. Competition and consolidation could result in higher traffic acquisition costs, reduced margins on TripAdvisor’s advertising services, loss of market share, reduced customer traffic to its websites and reduced advertising by travel companies on its websites.

As the industry shifts towards online travel services and the technology supporting it continues to evolve, including platforms such as smartphone and tablet computing devices, competition is likely to intensify. Competition in TripAdvisor’s industry may result in pricing pressure, loss of market share or decreased member engagement, any of which could adversely affect its business and financial performance.

TripAdvisor relies on information technology to operate its business and remain competitive, and any failure to adapt to technological developments or industry trends could harm its business.

TripAdvisor depends on the use of sophisticated information technologies and systems for, among other things, website and mobile apps, supplier connectivity, communications, reservations, payment processing, procurement, customer services and fraud prevention. TripAdvisor’s future success depends on its ability to continuously improve and upgrade its systems and infrastructure to meet rapidly evolving consumer trends and demands while at the same time maintaining the reliability and integrity of its systems and infrastructure. TripAdvisor may not be able to maintain or replace its existing systems or introduce new technologies and systems as quickly as it would like or in a cost-effective manner. TripAdvisor may not be successful, or as successful as its competitors, in developing technologies and systems that operate effectively across multiple devices and platforms in a way that is appealing to its users. In addition, the emergence of alternative platforms such as smartphone and tablet computing devices and the emergence of niche competitors who may be able to optimize products, services or strategies for such platforms will require new investment in technology. New developments in other areas, such as cloud computing, could also make it easier for competition to enter TripAdvisor’s market due to lower up-front technology costs.

If TripAdvisor does not continue to innovate and provide tools and services that are useful to travelers, it may not remain competitive, and its business and financial performance could suffer.

TripAdvisor’s success depends in part on continued innovation to provide features and services that make its platform compelling to travelers. Its competitors are continually developing innovations in online travel-related services and features. As a result, TripAdvisor is continually working to improve its business model and user experience in order to drive user traffic and conversion rates. TripAdvisor can give no assurances that the changes it makes will yield the benefits it expects and will not have adverse impacts that TripAdvisor did not anticipate. If TripAdvisor is unable to continue offering innovative products and services and quality features that travelers want to use, existing users may become dissatisfied and use competitors’ offerings and it may be unable to attract additional users, which could adversely affect its business and financial performance.

TripAdvisor is dependent upon the quality of traffic in its network to provide value to online advertisers, and any failure in its quality control could have a material adverse effect on the value of its websites to its advertisers and adversely affect its revenue.

TripAdvisor uses technology and processes to monitor the quality of the Internet traffic that it delivers to online advertisers and has identified metrics to demonstrate the quality of that traffic. These metrics are used not only to identify the value of advertising on TripAdvisor’s website, but also to identify low quality clicks such as non-human processes, including robots, spiders or other software; the mechanical automation of clicking; and other types of invalid clicks or click fraud. Even with such monitoring in place, there is a risk that a certain amount of low-quality traffic, or traffic that online advertisers deem to be invalid, will be delivered to such online advertisers. As a result, TripAdvisor may be required to credit amounts owed to it by its advertisers. Furthermore, low-quality or invalid traffic may be detrimental to TripAdvisor’s relationships with advertisers, and could adversely affect its advertising pricing and revenue.

TripAdvisor relies on assumptions and estimates and data to calculate certain of its key metrics, and real or perceived inaccuracies in such metrics may harm TripAdvisor’s reputation and negatively affect its business.

TripAdvisor believes certain metrics are key to TripAdvisor’s business, including unique visitors, hotel shoppers, revenue per hotel shopper, and number of reviews and opinions.  As the industry in which it operates and its business continue to evolve, so too might the metrics by which TripAdvisor evaluates its business. While the calculation of these metrics is based on what TripAdvisor believes to be reasonable estimates, TripAdvisor’s internal tools are not independently verified by a third party and have a number of limitations and, furthermore, its methodologies for tracking these metrics may change over time.  For example, a single person may have multiple accounts or browse the internet on multiple browsers or devices, some users may restrict TripAdvisor’s ability to accurately identify them across visits, some mobile applications automatically contact its servers for regular updates with no user action, and it is not always able to capture user information on all of its platforms. As such, the calculations of its unique visitors may not accurately reflect the number of people actually visiting its platforms.  TripAdvisor continues to improve upon its tools and methodologies to capture data and believes that its current metrics are more accurate; however, the improvement of its tools and methodologies could cause inconsistency between current data and previously reported data, which could confuse investors or lead to questions about the integrity of its data. Also if the internal tools TripAdvisor uses to track these metrics under-count or over-count performance or contain algorithm or other technical errors, the data TripAdvisor reports may not be accurate. In addition, historically, certain metrics were calculated by independent third parties.  Accordingly readers should not place undue reliance on these numbers.

The loss of one or more of TripAdvisor’s key personnel, or its failure to attract and retain other highly qualified personnel in the future, could harm TripAdvisor’s business.

TripAdvisor’s future success depends upon the continued contributions of its senior corporate management and other key employees. In particular, the contributions of Stephen Kaufer, TripAdvisor’s co-founder, President and Chief Executive Officer, are critical to its overall management. TripAdvisor cannot ensure that it will be able to retain the services of these individuals, and the loss of one or more of its key personnel could seriously harm its business. TripAdvisor does not maintain any key person life insurance policies.

In addition, competition remains intense for well-qualified employees in certain aspects of TripAdvisor’s business, including software engineers, developers, product management and development personnel, and other technology professionals. TripAdvisor’s continued ability to compete effectively depends on its ability to attract new employees and to retain and motivate existing employees. As a global company, TripAdvisor aims to attract quality employees from all over the world, so any restrictions on travel for professional or personal purposes, such as those put in place  in the United States in early 2017, may cause significant disruption to TripAdvisor’s businesses or negatively affect its ability to attract and retain employees on a global basis. If TripAdvisor does not succeed in attracting well-qualified employees or retaining or motivating existing employees, its business would be adversely affected.

The online vacation rental market is rapidly evolving and if TripAdvisor fails to predict the manner in which the market develops, its business and prospects may suffer.

TripAdvisor offers vacation rental services on its TripAdvisor-branded sites as well as through its U.S.-based FlipKey and Vacation Home Rentals and European-based Holiday Lettings and Niumba businesses. The vacation rental market has been and continues to be, subject to regulatory development that affect the vacation rental industry and the ability of companies like TripAdvisor to list those vacation rentals online. For example, some states and local jurisdictions have adopted or are considering statutes or ordinances that prohibit property owners and managers from renting certain properties for fewer than 30 consecutive days or otherwise limit their ability to do so, and other states and local jurisdictions may introduce similar regulations. Some states and local jurisdictions also have fair housing or other laws governing whether and how properties may be rented, which they assert apply to vacation rentals. Many homeowners, condominium and neighborhood associations have adopted rules that prohibit or restrict short-term vacation rentals. In addition, many of the fundamental statutes and ordinances that impose taxes or other obligations on travel and lodging companies were established before the growth of the Internet and e-commerce, which creates a risk of these laws being used in ways not originally intended that could burden property owners and managers or otherwise harm TripAdvisor’s business.  Operating in this dynamic regulatory environment and in new and untested jurisdictions requires significant management attention and financial resources. TripAdvisor cannot assure that its efforts will be successful, and the investment and additional resources required to manage growth will produce the desired levels of revenue or profitability.

TripAdvisor may be subject to claims that it violated intellectual property rights of others and these claims can be extremely costly to defend and could require TripAdvisor to pay significant damages and limit its ability to operate.

Certain companies in the Internet and technology industries that own patents, copyrights, trademarks and trade secrets frequently enter into litigation based on allegations of infringement or other violations of those intellectual property rights in order to extract value from technology companies, such as royalties in connection with grants of licenses. TripAdvisor has received in the past, and expects in the future to receive notices that claim it has misappropriated or misused other parties’ intellectual property rights. Any intellectual property claim against TripAdvisor, regardless of merit, could be time consuming and expensive to settle or litigate and could divert management’s attention and other resources. These claims also could subject TripAdvisor to significant liability for damages and could result in it having to stop using technology or content found to be in violation of another party’s rights. TripAdvisor might be required or may opt to seek a license for rights to intellectual property held by others, which may not be available on commercially reasonable terms, or at all. Even if a license is available, it could be required to pay significant royalties, which would increase its operating expenses. TripAdvisor may also be required to develop alternative non-infringing technology, or content, which could require significant effort and expense and make it less competitive in the relevant market. Any of these results could harm its business and financial performance.

TripAdvisor’s acquisitions, investments, significant commercial arrangements and/or new business strategies could disrupt its ongoing business and present new challenges and risks.

TripAdvisor’s success will depend, in part, on its ability to expand its product offerings and expand user engagement in order to grow its business in response to changing technologies, user and advertiser demands and competitive pressures.  As a result, TripAdvisor has acquired, invested in and/or entered into significant commercial arrangements with a number of new business in the past and its future growth may depend, in part, on future acquisitions, investments, commercial arrangements/or changes in business strategies, any of which could be material to its financial conditions and results of operations.  Such endeavors may involve significant risks and uncertainties, including, but not limited to, the following:

•	Expected and unexpected costs incurred in identifying and pursuing these endeavors, and performing due diligence on potential targets that may or may not be successful;
•

Use of cash resources and incurrence of debt and contingent liabilities in funding these endeavors that may limit other potential uses of TripAdvisor’s cash, including stock repurchases, retirement of outstanding indebtedness and/or dividend payments;

•	Amortization expenses related to acquired intangible assets and other adverse accounting consequences;
•	Diversion of TripAdvisor’s management’s attention or other resources from its existing business;
•

Difficulties and expenses in integrating the operations, products, technology, privacy protection systems, information systems or personnel of the company, including the assimilation of corporate cultures;

•	Difficulties in implementing and retaining uniform standards, controls, procedures, policies and information systems;
•	The assumption of known and unknown debt and liabilities of the acquired company, including costs associated with litigation and other claims relating to the acquired company;
•

Failure of any company which TripAdvisor has acquired, in which it has invested, or with which it has a commercial arrangement, to achieve anticipated revenues, earnings or cash flows or to retain key management or employees;

•	Failure to generate adequate returns on acquisitions and investments;
•

With respect to minority investments, limited management or operational control and reputational risk, which risk is heightened if the controlling person in such case has business interests, strategies or goals that are inconsistent with those of TripAdvisor;

•	Entrance into markets in which TripAdvisor has no direct prior experience and increased complexity in its business;
•	Impairment of goodwill or other intangible assets such as trademarks or other intellectual property arising from acquisitions; and
•	Adverse market reaction to acquisitions.

TripAdvisor has recently invested, and may in the future invest, in privately-held companies and these investments are currently accounted for under the cost method.  Such investments are inherently risky in that such companies are typically at an early stage of development, may have no or limited revenues, may not be or may never become profitable, may not be able to secure additional funding or their technologies, services or products may not be successfully developed or introduced into the market. Further, TripAdvisor’s ability to liquidate any such investments is typically dependent upon some liquidity event, such as a public offering or acquisition, since no public market exists for such securities.  Valuations of such privately-held companies are inherently complex and uncertain due to the lack of liquid market for the company’s securities.  Moreover, TripAdvisor could lose the full amount of any of its investments and any impairment of its investments could have a material adverse effect on its financial condition and results of operations.

TripAdvisor cannot assure you that these investments will be successful or that such endeavors will result in the realization of the full benefits of synergies, cost savings, innovation and operational efficiencies that may be possible or that TripAdvisor will achieve these benefits within a reasonable period of time.

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

TripAdvisor has experienced rapid growth in its headcount and operations, including through acquisitions of other businesses and in new international markets. TripAdvisor continues to make substantial investments in its technology and sales and marketing organizations. This grown places substantial demands on TripAdvisor’s management and its operational infrastructure. In addition, as TripAdvisor’s business matures, it makes periodic changes and adjustments to its organization in response to various internal and external considerations, including market opportunities, the competitive landscape, new and enhanced products and acquisitions.  These changes may result in a temporary lack of focus or productivity or otherwise impact TripAdvisor’s business.

To manage its growth, TripAdvisor may need to improve its operational, financial and management systems and processes which may require significant capital expenditures and allocation of valuable management and employee resources. As TripAdvisor continues to grow, it must effectively integrate, develop and motivate a large number of new employees, including employees in international markets, while maintaining the beneficial aspects of its company culture. If TripAdvisor does not manage the growth of its business and operations effectively, the quality of its platform and efficiency of its operations could suffer, which could harm its brand, results of operations and business.

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

Such claims, suits, government investigations and proceedings are inherently uncertain and their results cannot be predicted with certainty. Regardless of the outcome, any of these types of legal proceedings can have an adverse impact on TripAdvisor because of legal costs, diversion of management resources, injunctions or damage awards and other factors. Determining reserves for TripAdvisor’s pending litigation is a complex, fact-intensive process that requires significant judgment. It is possible that a resolution of one or more such proceedings could result in substantial fines and penalties that could adversely affect TripAdvisor’s business, consolidated financial position, results of operations, or cash flows in a particular period. These proceedings could also result in reputational harm, criminal sanctions, consent decrees, or orders preventing TripAdvisor from offering certain features, functionalities, products, or services, requiring a change in TripAdvisor’s business practices or other field action, or requiring development of non-infringing or otherwise altered products or technologies. Any of these consequences could adversely affect its business and results of operations.

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

TripAdvisor operates in a number of jurisdictions outside of the United States and continues to expand its international operations. Many of these regions have different economic conditions, languages, currencies, consumer expectations, levels of consumer acceptance and use of the Internet for commerce, legislation, regulatory environments (including labor laws and customs), tax laws and levels of political stability. TripAdvisor is subject to associated risks typical of international businesses, including but not limited to, the following:

•	Local economic or political instability;
•	Threatened or actual acts of terrorism;
•

Compliance with additional laws applicable to companies operating internationally as well as local laws and regulations, including the Foreign Corrupt Practices Act and U.K. Bribery Act, data privacy requirements, labor and employment law, laws regarding advertisements and promotions and anti-competition regulations;

•	Diminished ability to legally enforce contractual rights;
•	Increased risk and limits on enforceability of intellectual property rights;
•	Restrictions on, or adverse consequences related to, the withdrawal of non-U.S. investment and earnings;
•	Restrictions on repatriation of cash as well as restrictions on investments in operations in certain countries;
•	Financial risk arising from transactions in multiple currencies, as well as foreign currency exchange restrictions;
•	Slower adoption of the Internet as an advertising, broadcast and commerce medium in certain of those markets as compared to the United States;
•	Difficulties in managing staff and operations due to distance, time zones, language and cultural differences; and
•	Uncertainty regarding liability for services, content and intellectual property rights, including uncertainty as a result of local laws and lack of precedent.

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

Furthermore, TripAdvisor is also accumulating a greater portion of its cash flows in foreign jurisdictions, which it considers indefinitely reinvested. The repatriation of such funds for use in the United States, including for corporate purposes such as acquisitions, stock repurchases, dividends or debt refinancings, may result in additional U.S. income tax expense and higher cost for such capital.

A failure to comply with current laws, rules and regulations or changes to such laws, rules and regulations and other legal uncertainties may adversely affect our subsidiaries or our financial performance.

Our subsidiaries’ business and financial performance could be adversely affected by unfavorable changes in or interpretations of existing domestic and foreign laws, rules and regulations or the promulgation of new laws, rules and regulations applicable to us, our business and our subsidiaries, including those relating to the Internet and online commerce, Internet advertising and online commerce, consumer protection, data security and privacy, travel and vacation rental licensing and listing requirements and tax. In some cases, these laws continue to evolve.

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

Further, TripAdvisor’s vacation rentals business has been and continues to be subject to regulatory developments that affect the vacation rental industry and the ability of competitors like TripAdvisor to list those vacation rentals online.  For example, some states and local jurisdictions have adopted or are considering adopting statutes or ordinances that prohibit property owners and managers from renting certain properties for fewer than 30 consecutive days.  Some states and local jurisdictions also have fair housing or other laws governing whether and how properties may be rented, which they assert apply to vacation rentals.  Many homeowners, condominium and neighborhood associations have adopted rules that prohibit or restrict short-term vacation rentals.

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

The promulgation of new laws, rules and regulations, or the new interpretation of existing laws, rules and regulations, in each case that restrict or otherwise unfavorably impact the ability or manner in which TripAdvisor provides services could require it to change certain aspects of its business, operations and commercial relationships to ensure compliance, which could decrease demand for services, reduce revenue, increase costs and/or subject the company to additional liabilities. Unfavorable changes could decrease demand for products and services, limit marketing methods and capabilities, increase costs and/or subject TripAdvisor to additional liabilities.  Violations of these laws and regulations could result in fines and/or criminal sanctions against TripAdvisor, its officers or its employees and/or prohibitions on the conduct of its business.

TripAdvisor cannot be sure that its intellectual property is protected from copying or use by others, including potential competitors.

TripAdvisor’s websites rely on content, brands and technology, much of which is proprietary. TripAdvisor protects its proprietary content, brands and technology by relying on a combination of trademarks, copyrights, trade secrets, patents and confidentiality agreements. Any misappropriation or violation of our rights could have a material adverse effect on TripAdvisor’s business. Even with these precautions, it may be possible for another party to copy or otherwise obtain and use TripAdvisor’s proprietary technology, content or brands without authorization or to develop similar technology, content or brands independently.

Effective intellectual property protection is expensive to develop and maintain, both in terms of initial and ongoing registration requirements and expenses and the costs of defending TripAdvisor’s rights.  In addition, effective intellectual property protection may not be available in every jurisdiction in which its services are made available, and policing unauthorized use of its intellectual property is difficult and expensive. Therefore, in certain jurisdictions, TripAdvisor may be unable to protect its intellectual property adequately against unauthorized third-party copying or use, which could adversely affect its business or ability to compete. TripAdvisor cannot be sure that the steps it has taken will prevent misappropriation or infringement of its intellectual property. Furthermore, TripAdvisor may need to go to court or other tribunals or administrative bodies in order to enforce its intellectual property rights, to protect its trade secrets or to determine the validity and scope of the proprietary rights of others. These proceedings might result in substantial costs and diversion of resources and management attention. TripAdvisor’s failure to protect its intellectual property in a cost-effective or effective manner could have a material adverse effect on its business and ability to protect its technology, content and brands.

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

Our subsidiaries are subject to a variety of laws in the United States and abroad regarding privacy and the storing, sharing, use, processing, disclosure and protection of personal information and other consumer data, the scope of which is changing, subject to differing interpretations, and may be inconsistent between countries or conflict with other rules. In addition, the security of data when engaging in electronic commerce is essential to maintaining consumer and travel service provider confidences in their services.   The regulatory framework for privacy issues worldwide is currently in flux and is likely to remain so for the foreseeable future. Practices regarding the collection, use, storage, transmission and security of personal information by companies operating over the Internet have recently come under increased public scrutiny. The U.S. Congress and federal agencies, including the FTC and the Department of Commerce, are reviewing the need for greater regulation for the collection and use of information concerning consumer behavior on the Internet. Various U.S. courts are also considering the applicability of existing federal and state statutes, including computer trespass and wiretapping laws, to the collection and exchange of information online. In addition, the European Union has adopted a new data protection legal framework, effective in May 2018, which may result in greater compliance burden for companies, including our subsidiaries, with users in Europe and increased costs of compliance.

Potential security breaches to our subsidiaries’ systems, whether resulting from internal or external sources, could significantly harm our businesses. A party, whether internal or external, that is able to circumvent their security systems could misappropriate user information or proprietary information or cause significant interruptions in their operations. In the past, our subsidiaries have experienced “denial-of-service” type attacks on their systems that have made portions of their websites unavailable for short periods of time as well as unauthorized access of their systems and data. Our subsidiaries also face risks associated with security breaches affecting third parties conducting business over the Internet. For example, much of TripAdvisor’s business is conducted with third party marketing affiliates, or, more recently, through business partners powering TripAdvisor’s instant booking feature. In addition, our subsidiaries frequently use third parties to process credit card payments. A security breach at such third party could be perceived by consumers as a security breach of our subsidiaries’ systems and could result in negative publicity, damage our subsidiaries’ reputation, expose them to risk of loss or litigation and possible liability and subject them to regulatory penalties and sanctions. In addition, such third parties may not comply with applicable disclosure requirements, which could expose our subsidiaries to liability.

Our subsidiaries strive to comply with all applicable laws, policies, legal obligations and industry codes of conduct relating to privacy and data protection. Any failure or perceived failure by them to comply with their privacy policies, privacy-related obligations to users or other third parties, or privacy-related legal obligations, or any compromise of security that results in the unauthorized release or transfer of personally identifiable information or other user data, may result in governmental enforcement actions, litigation or public statements that could harm their reputation and cause their customers and members to lose trust in them, which could have an adverse effect on their business, brand, market share and results of operations. Our subsidiaries may need to expend significant resources to protect against security breaches or to investigate and address problems caused by breaches, and reductions in website availability could cause a loss of substantial business volume during the occurrence of any such incident. Because the techniques used to sabotage security change frequently, often are not recognized until launched against a target and may originate from less regulated and remote areas around the world, our subsidiaries may be unable to proactively address these techniques or to implement adequate preventive measures. Security breaches could result in negative publicity, damage to reputation, exposure to risk of loss or litigation and possible liability due to regulatory penalties and sanctions. Security breaches could also cause travelers, other users and potential users to lose confidence in their security, which would have a negative effect on the value of our subsidiaries’ brands. Failure to adequately protect against attacks or intrusions, whether for their own systems or systems of vendors, could expose our subsidiaries to security breaches that could have an adverse impact on financial performance.

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

Our subsidiaries rely on computer systems to deliver content and services. Our subsidiaries have experienced, and may in the future experience, system interruptions that make some or all of these systems unavailable or prevent them from efficiently fulfilling orders or providing content and services to users and third parties. Significant interruptions, outages or delays in internal systems, or systems of third parties that they rely upon or deterioration in the performance of any such systems, would impair our subsidiaries’ ability to process transactions or display content and decrease the quality of the services they offer to travelers and users. These interruptions could include security intrusions and attacks on their systems for fraud or service interruption (called “denial of service” or “bot” attacks). Fire, flood, power loss, telecommunications failure, break-ins, earthquakes, acts of war or terrorism, acts of God, computer viruses, electronic intrusion attempts from both external and internal sources and similar events or disruptions may damage or impact or interrupt computer or communications systems or business processes at any time. If our subsidiaries experience frequent or persistent system failures, their reputation and brand could be permanently and significantly harmed.

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

Due to the global nature of its business, TripAdvisor is subject to income taxes in the United States and other foreign jurisdictions. In the event TripAdvisor incurs net income in certain jurisdictions but incurs losses in other jurisdictions, it generally cannot offset the income from one jurisdiction with the loss from another, which could increase its effective tax rate. Furthermore, significant judgment is required to calculate TripAdvisor’s worldwide provision for income taxes and depends on its ability to operate its business in a manner consistent with its corporate structure and intercompany arrangements. In the ordinary course of its business there are many transactions and calculations where the ultimate tax determination is uncertain.

TripAdvisor believes its tax estimates are reasonable.  However, TripAdvisor is routinely under audit by federal, state and foreign taxing authorities.  The taxing authorities of jurisdictions in which TripAdvisor operates may challenge its methodologies for valuing developed technology or intercompany arrangements, including its transfer pricing, or determine that the manner in which it operates its business does not achieve the intended tax consequences, which would increase TripAdvisor’s effective tax rate and harm its financial position and results of operations.  As TripAdvisor operates in numerous taxing jurisdictions, the application of tax laws can also be subject to diverging and sometimes conflicting interpretations by taxing authorities of these jurisdictions.  It is not uncommon for taxing authorities of different countries to have conflicting views, for instance, with respect to, among other things, the manner in which the arm’s length standard is applied for transfer pricing purposes, or with respect to the valuation of intellectual property.  The final determination of audits could be materially different from TripAdvisor’s income tax provisions and accruals and could have a material effect on its financial position, results of operations, or cash flows in the period or periods for which that determination is made.

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

Changes in tax laws or tax rulings, or the examination of TripAdvisor’s tax positions, could materially affect its financial position and results of operations.

Tax laws are dynamic and subject to change as new laws are passed and new interpretations of the law are issued or applied. TripAdvisor’s existing corporate structure and intercompany arrangements have been implemented in a manner it believes is in compliance with current prevailing tax laws. However, the tax benefits that TripAdvisor intends to eventually derive could be undermined due to changing tax laws. In particular, the current U.S. administration and key members of Congress have made public statements indicating that tax reform is a priority, resulting in uncertainty not only with respect to the future corporate tax rate, but also the U.S. tax consequences of income derived from income related to intellectual property earned overseas in low tax jurisdictions. Certain changes to U.S. tax laws, including limitations on the ability to defer U.S. taxation on earnings outside of the United States until those earnings are repatriated to the United States, as well as changes to U.S. tax laws that may be enacted in the future, could affect the tax treatment of TripAdvisor’s foreign earnings.

In addition, the taxing authorities in the United States and other jurisdictions where TripAdvisor does business regularly examine its income and other tax returns as well as the tax returns of Expedia, TripAdvisor’s former parent. The ultimate outcome of these examinations (including the IRS audit described below) cannot be predicted with certainty. Should the IRS or other taxing authorities assess additional taxes as a result of examinations, TripAdvisor may be required to record charges to its operations, which could harm its business, operating results and financial condition.

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

TripAdvisor continues to be responsible for potential tax liabilities in connection with consolidated income tax returns filed with Expedia prior to or in connection with the Spin-Off. By virtue of previously filed consolidated tax returns with Expedia, TripAdvisor is currently under an IRS audit for the 2009, 2010, and 2011 tax years. In connection with that audit, TripAdvisor received notices of proposed adjustment from the IRS for the 2009 and 2010 tax years in January 2017, which would result in an increase in TripAdvisor’s worldwide income tax expense. The proposed adjustments would result in an increase to TripAdvisor’s worldwide income tax expense in an estimated range of $10 million to $14 million after consideration of competent authority relief, exclusive of interest and penalties. TripAdvisor is also subject to various ongoing state income tax audits. The outcome of these matters or any other audits could subject TripAdvisor to significant tax liabilities.

TripAdvisor is subject to fluctuation in foreign currency exchange risk.

TripAdvisor conducts a significant and growing portion of its business outside the United States, but reports its results in U.S. dollars. As a result, TripAdvisor faces exposure to movements in foreign currency exchange rates, particularly those related to the Euro, British pound sterling and Australian dollar. These exposures include, but are not limited to re-measurement of gains and losses from changes in the value of foreign denominated assets and liabilities; translation gains and losses on foreign subsidiary financial results that are translated into U.S. dollars upon consolidation; and planning risk related to changes in exchange rates between the time TripAdvisor prepares its annual and quarterly forecasts and when actual results occur.

Depending on the size of the exposures and the relative movements of exchange rates, if TripAdvisor were to choose not to hedge or were to fail to hedge effectively its exposure, TripAdvisor could experience a material adverse effect on its financial statements and financial condition. As seen in some recent periods, in the event of severe volatility in exchange rates, the impact of these exposures can increase, and the impact on results of operations can be more pronounced. In addition, the current environment and the increasingly global nature of TripAdvisor’s business have made hedging these exposures both more complex. TripAdvisor hedges certain short-term foreign currency exposures with the purchase of forward exchange contracts. These forward exchange contracts only help mitigate the impact of changes in foreign currency rates that occur during the term of the related contract period and carry risks of counter-party failure. There can be no assurance that its forward exchange contracts will have their intended effects.

Significant fluctuations in foreign currency exchange rates can affect consumer travel behavior. Volatility in foreign currency exchange rates and its impact on consumer behavior, which may differ across regions, makes it more difficult to forecast industry and consumer trends and the timing and degree of their impact on TripAdvisor’s markets and business, which in turn could adversely affect its ability to effectively manage its business and adversely affect its results of operations.

Future sales of shares of TripAdvisor’s or our common stock in the public market, or the perception that such sales may occur, may depress its or our stock price.

For the period ended December 31, 2016, the average daily trading volume of TripAdvisor’s common stock on Nasdaq was approximately 2.2 million shares. If its existing stockholders or their distributees were to sell substantial amounts of TripAdvisor’s common stock in the public market, the market price of its common stock and hence our common stock could decrease significantly. The perception in the public market that TripAdvisor’s existing stockholders or our stockholders might sell shares of common stock could also depress the trading price of TripAdvisor’s common stock and hence our common stock. For example, sales of or hedging transactions, such as collars, in our shares by any of our directors or executive officers could cause a perception in the marketplace that our stock price (and hence TripAdvisor’s stock price) has peaked or that adverse events or trends have occurred or may be occurring at our company or TripAdvisor. This perception could result notwithstanding any personal financial motivation for these insider transactions. In addition, we have the right to require TripAdvisor to file registration statements covering TripAdvisor shares we own or to include TripAdvisor shares in registration statements that it may file for itself or other stockholders. A decline in the price of shares of TripAdvisor’s common stock or our common stock might impede its or our ability to raise capital through the issuance of common stock or other equity securities.

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

The fair value of our investment in TripAdvisor, on an as-converted basis, was approximately $1.4 billion as of December 31, 2016, which represents a significant portion of our total market value. Since the TripCo Spin-Off in 2014, our share price has had a tendency to move in tandem with the share price of TripAdvisor's common stock. As a result, our stock price may be disproportionately affected by the results of operations of TripAdvisor and developments in its business.

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

In addition, Gregory B. Maffei, our Chairman, President and Chief Executive Officer, beneficially owns shares representing the power to direct approximately 27% of the aggregate voting power in our company, due to his beneficial ownership of approximately 95% of the outstanding shares of our Series B common stock as of January 31, 2017.

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

Item 1B.  Unresolved Staff Comments

None.

Item 2.  Properties.

In connection with the TripCo Spin-Off, a wholly owned subsidiary of Liberty Media entered into a facilities sharing agreement with TripCo, pursuant to which TripCo shares office facilities with Liberty Media and related amenities at Liberty Media’s corporate headquarters located at 12300 Liberty Boulevard, Englewood, Colorado.

TripAdvisor did not legally own any real estate as of December 31, 2016. TripAdvisor currently leases approximately 280,000 square feet for its corporate headquarters in Needham, Massachusetts, which expires in December 2030. TripAdvisor also leases an aggregate of approximately 465,000 square feet at approximately 40 other locations across North America, Europe and Asia Pacific, primarily for its sales offices, subsidiary headquarters and international management teams, pursuant to lease agreements with the latest expiring in June 2027.

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

PART II

Item 5.  Market for Registrant's Common Equity and Related Stockholder Matters of Equity Securities.

Market Information

Our Series A and Series B common stock have been outstanding since August 27, 2014.   Each series of our common stock trades on the Nasdaq Global Select Market.  The following table sets forth the range of high and low sales prices of shares of our common stock for the years ended December 31, 2016 and 2015, for the periods they were outstanding.

	Liberty TripAdvisor Holdings, Inc.
	Series A		Series B
	High	Low	High	Low
2015
First quarter	$34.04	23.46	36.92	23.96
Second quarter	$33.69	27.29	37.68	31.24
Third quarter	$35.10	22.09	35.17	23.99
Fourth quarter	$32.01	22.20	31.84	24.84
2016
First quarter	$29.86	17.23	30.86	19.92
Second quarter	$24.64	19.86	24.95	19.81
Third quarter	$24.18	20.34	25.12	21.70
Fourth quarter	$22.74	14.83	21.80	16.65

Holders

As of January 31, 2017, there were approximately 1,017 and  59 record holders of our Series A and Series B common stock, respectively.  The foregoing numbers of record holders do not include the number of stockholders whose shares are held nominally by banks, brokerage houses or other institutions, but include each such institution as one shareholder.

Dividends

We have not paid any cash dividends on our common stock, and we have no present intention of so doing.  Payment of cash dividends, if any, in the future will be determined by our board of directors in light of our earnings, financial condition and other relevant considerations.

Securities Authorized for Issuance Under Equity Compensation Plans

Information required by this item is incorporated by reference to our definitive proxy statement for our 2017 Annual Meeting of stockholders.

Purchases of Equity Securities by the Issuer

2,248 shares of our Series A common stock were surrendered by certain of our officers and employees to pay withholding taxes and other deductions in connection with the vesting of their restricted stock during the three months ended December 31, 2016.

Item 6.    Selected Financial Data.

The following tables present selected historical information relating to our financial condition and results of operations for the past five years. Certain prior period amounts have been reclassified for comparability with current year presentation. The following data should be read in conjunction with our consolidated financial statements.

	December 31,
	2016	2015	2014	2013	2012
Summary Balance Sheet Data:	amounts in millions
Cash and cash equivalents	$654	644	509	354	369
Investments in available for sale securities and other cost investments	$16	37	31	188	99
Intangible assets not subject to amortization	$5,476	5,492	5,510	5,292	5,267
Intangible assets subject to amortization, net	$487	625	841	908	1,158
Total assets	$7,282	7,285	7,366	7,087	7,205
Long-term debt	$555	620	662	298	343
Deferred income tax liabilities	$659	719	808	853	972
Total stockholders' equity	$803	808	897	1,208	1,279
Noncontrolling interest	$4,621	4,628	4,450	4,373	4,340

	Years ended December 31,
	2016	2015	2014	2013	2012 (1)
Summary Statement of Operations Data:	amounts in millions, except per share amounts
Revenue	$1,532	1,565	1,329	1,034	165
Operating income (loss)	$23	15	68	(17)	(54)
Interest Expense	$(25)	(28)	(13)	(12)	(1)
Realized and unrealized gains (losses) on financial instruments, net	$53	2	1	—	—
Other, net	$(5)	15	(12)	1	1,121
Net earnings (loss) attributable to Liberty TripAdvisor Holdings, Inc. shareholders	$21	(40)	(22)	(7)	983
Basic net earnings (loss) attributable to Liberty TripAdvisor Holdings, Inc. stockholders per common share:
Series A and Series B common stock (2)	$0.28	(0.53)	(0.30)	(0.10)	13.35
Diluted earnings (loss) attributable to Liberty TripAdvisor Holdings, Inc. stockholders per common share:
Series A and Series B common stock (2)	$0.28	(0.53)	(0.30)	(0.10)	13.35

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

(2)

Liberty issued 73,685,924 common shares, which is the aggregate number of shares of Series A and Series B common stock outstanding upon the completion of the TripCo Spin-Off on August 27, 2014.  The same number of shares is being used for both basic and diluted earnings per share for all periods prior to the date of the TripCo Spin-Off as no company equity awards were outstanding prior to the TripCo Spin-Off.

Item 7.  Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis provides information concerning our results of operations and financial condition. This discussion should be read in conjunction with our accompanying consolidated financial statements and the notes thereto.

See note 2 in the accompanying consolidated financial statements for an overview of new accounting standards that we have adopted or that we plan to adopt that have had or may have an impact on our financial statements.

Overview

During October 2013, the Board of Directors of Liberty Interactive Corporation and its subsidiaries (“Liberty”) authorized a plan to distribute to the stockholders of Liberty’s Liberty Ventures common stock shares of a wholly-owned subsidiary Liberty TripAdvisor Holdings, Inc. (“TripCo” or the “Company”) which holds the subsidiaries TripAdvisor, Inc. (“TripAdvisor”) and BuySeasons, Inc. which includes the retail businesses BuyCostumes.com and Celebrate Express (“BuySeasons”) (the “TripCo Spin-Off”). The transaction was completed on August 27, 2014 and was effected as a pro-rata dividend of shares of TripCo to the stockholders of Series A and Series B Liberty Ventures common stock of Liberty. The TripCo Spin-Off is intended to be tax-free and has been accounted for at historical cost due to the pro rata nature of the distribution to shareholders of Liberty Ventures common stock.

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

TripAdvisor’s Growth Strategy

TripAdvisor leverages significant investments in technology, operations, brand-building, and relationships with advertisers and other partners to expand its business and enhance its global competitive position. TripAdvisor continues to focus on the following areas to grow its business:

•

Delivering a Great User Experience. In 2016, in addition to completing the global instant booking rollout to all users on all devices worldwide, TripAdvisor also made it easier for users to find the best room prices on its site, whether offered through hotel metasearch or instant booking. TripAdvisor believes its continued progress in creating end-to-end travel solutions on its platform will result in better user experiences, and ultimately drive higher conversion to transactions for its partners and higher revenue per hotel shopper for its hotel business. TripAdvisor’s innovative culture supports bringing product enhancements to market at speed. In doing so, TripAdvisor believes that it can continue to improve the user experience and engagement by growing, among other things, high-quality content, best room price availability on hotel listings, in-

destination bookable supply, and real-time email and push notifications, thereby also enhancing its competitive positioning.
•

Increasing Traffic to TripAdvisor’s Platform. TripAdvisor seeks to amplify its global brand and products through various online and offline performance-based marketing channels in order to increase the number of users who navigate to its site either directly, also known as domain direct traffic, or from other marketing channels. TripAdvisor has leveraged, at different points in time, a number of offline advertising channels, including permanent branding campaigns such as TripAdvisor-branded travel awards, certificates, stickers and badges and television advertising. TripAdvisor also leverages a number of online advertising channels, including: customer relationship management email campaigns, or “CRM”; social networks; Search Engine Marketing (“SEM”), which promotes websites by increasing their visibility in search engine results through paid placements, contextual advertising, and paid inclusions; and retargeting, which targets consumers based on their search behavior. In addition, for sources of user traffic, TripAdvisor relies on search engine optimization, or SEO, which promotes websites with relevant and current content that rank well in “organic,” or unpaid search engine results, as well as referrals from partners whose sites contain links to TripAdvisor content, badges or widgets. In order to continue growing unique visitors to its websites and enhancing the quality of those visits, TripAdvisor intends to invest in, some or all, of the aforementioned channels, as well as any new channels that it may identify in the future.

•

Enhancing TripAdvisor’s Mobile Offerings. Innovating and improving TripAdvisor’s mobile products is a key priority as mobile devices continue to proliferate and consumers increasingly conduct more internet searches and commerce on these devices. During the year ended December 31, 2016, nearly half of TripAdvisor’s average monthly unique visitors came from mobile phone, growing 29% year-over-year, according to TripAdvisor’s log files. TripAdvisor anticipates that the growth rate in mobile visitors will continue to exceed the growth rate of its overall monthly unique visitors, resulting in an increased proportion of users continuing to use their mobile devices to access the full range of services available on its websites and applications. TripAdvisor is investing significant resources to improve the features, functionality, engagement, and commercialization of its travel products on its mobile websites and applications.

•

Growing Attractions, Restaurants and Vacation Rentals Businesses. A significant percentage of TripAdvisor’s users come to its websites for content on 760,000 activities and attractions, 4.3 million restaurants, and 835,000 vacation rentals, and TripAdvisor believes that continuing to build in-destination listings gives it a unique opportunity to delight users in more moments during more trips.  TripAdvisor continues to execute this strategy and increase the stickiness of its products by investing in increasing bookable supply and strengthening its user engagement through its mobile platform.

Current Trends Affecting TripAdvisor’s Business

As the largest online travel platform, TripAdvisor believes it is an attractive marketing channel for advertisers—including hotel chains, independent hoteliers, online travel agencies (“OTAs”), destination marketing organizations, and other travel-related and non-travel related product and service providers— who seek to sell their products and services to TripAdvisor’s large user base.  TripAdvisor is also a booking platform offering users the ability to book hotels, flights, cruises, vacation rentals, tours, activities and attractions, and restaurants directly on its website. The following current trends have affected the financial results of TripAdvisor’s consolidated operations during 2016:

Hotel Segment

In its hotel segment,  TripAdvisor has invested significant time and resources towards enabling users to book hotels on its sites and applications through its instant booking feature.  TripAdvisor began with the accelerated rollout in its two largest markets – the United States and the United Kingdom – in the third quarter of 2015, and completed an accelerated and staged global rollout of this feature to all of its markets during the first half of 2016. During the year, the instant booking feature has monetized at a lower revenue per hotel shopper rate than TripAdvisor’s metasearch feature, and therefore has been dilutive to TripAdvisor-branded click-based and transaction revenue growth and to TripAdvisor’s overall revenue per hotel shopper. However, in the second half of 2016, TripAdvisor-branded click-based and transaction revenue growth rates improved as TripAdvisor lapped the instant booking rollout in the United States, its largest market, increased spend in its online paid marketing channels, and made product enhancements throughout the year. In addition, the majority of its instant booking revenue is recorded under the consumption model and is recognized at the time the traveler consumes, or completes, the stay. Comparatively, revenue recognized under TripAdvisor’s metasearch feature is recorded when a traveler makes the click-through to the travel partners’ websites. In future periods, greater contribution from TripAdvisor’s instant booking consumption model to TripAdvisor-branded click-based and transaction revenue could result in additional revenue recognized at the time of a consumed stay and therefore a shift in the timing of revenue recognition.

During 2016, TripAdvisor continued to improve its hotel shopping experience, which included an improved display of its metasearch and instant booking features to hotel shoppers, as well as improving booking transaction acumen, which includes improving the on-site experience by offering the best price value proposition, improving room-level content, optimizing the room selection and booking path, and on-boarding more partners with strong branding and supply channels in order to achieve increased initial and repeat bookings. TripAdvisor has continued to explore and develop additional opportunities to engage users with its booking capabilities through online and offline marketing.  TripAdvisor now offers users an end-to-end hotel shopping experience, which it believes has improved the hotel shopping experience, as well as educated users about its more comprehensive offering, which TripAdvisor believes will enable it to drive more conversions of hotel shoppers to bookings, ultimately resulting in higher bookings for TripAdvisor’s partners and higher revenue per hotel shopper on its platform.

In 2016, hotel shopper growth slowed due to a number of factors, including lower revenue per hotel shopper impacting its advertising expenditure, macroeconomic and geopolitical factors, a continued intense competitive environment, and other travel market dynamics. One of TripAdvisor’s key strategic objectives is to grow its brand awareness and grow the number of hotel shoppers on its platforms. TripAdvisor continues to leverage a number of marketing channels, both paid and unpaid, to achieve this objective, including online efforts such as SEM, social media, and email campaigns, as well as offline efforts such as permanent branding campaigns (TripAdvisor-branded travel awards, certificates, stickers and badges). Over time, the traffic visiting TripAdvisor’s websites and applications from paid marketing channels has generally grown faster than traffic from unpaid sources due to competition from other travel companies and search engines and it may see a continuation of this trend.

In 2016, hotel shoppers that visited TripAdvisor’s websites and applications on mobile phone continued to grow significantly faster than traffic from desktop and tablet devices. As a result, this has contributed to a decline in revenue per hotel shopper and click-based and transaction revenue, as mobile phone devices monetize significantly less than desktop and tablet. This is due to a number of factors, including the fact that mobile phone is still in the early stages of eCommerce adoption, TripAdvisor’s partners reduced ability to attribute booking behavior on their websites and applications back to TripAdvisor, limited advertising opportunities on smaller screen devices, lower cost-per-click, lower booking intent, and lower average gross booking value based on consumer purchasing patterns. Mobile phone product development continues to be an area of strategic growth and investment, and TripAdvisor will continue to invest and innovate in this growing platform in order to increase its user base, engagement and monetization over the long term.

As a global travel business specializing in discretionary leisure travel, TripAdvisor believes its 2016 hotel shopper growth, revenue per hotel shopper and Hotel segment financial performance also was negatively impacted by macroeconomic and geopolitical dynamics, including foreign currency and a number of terrorism events, among other factors.

Non-Hotel Segment

TripAdvisor’s end-to-end user experience extends beyond its hotel business. In 2016, unique monthly users to non-hotel pages on TripAdvisor’s websites and applications – including attractions, restaurants, and vacation rentals – continued to grow. In efforts to address this growing demand and engagement with these products, TripAdvisor has strategically invested in improving the user experience on all devices as well as in building its inventory of global supply of bookable attractions, restaurants, and vacation rentals. In addition to achieving strong supply growth, during 2016 TripAdvisor drove increased mobile engagement and mobile bookings with new mobile ticketing capabilities and mobile push notifications, including in-destination suggestions on the best things to do, helpful tips on the best nearby restaurants, and popular dish recommendations. Continued successful execution of TripAdvisor’s key growth strategies resulted in 27% revenue growth in this segment in 2016, when compared to the same period in 2015. Increasing traffic to and engagement with TripAdvisor’s Non-Hotel business, as well as increasing its global supply to offer users more choice are ongoing strategic objectives.

Strategies and Challenges Related to BuySeasons

BuySeasons is engaged in the online costume and party supply business. In recent years, BuySeasons has faced increased competition from both internet companies and brick-and-mortar stores resulting in declining revenue and lower margins due primarily to increased marketing spend and discounting of products to drive sales. In order to try and reverse these adverse trends, BuySeasons has significantly reduced the focus on its retail websites and instead is focused on its relationships with online marketplaces and dropship partners. In addition, BuySeasons has implemented cost-cutting measures across the organization, including warehouse operations, customer service and corporate expenses, to improve operating income and Adjusted OIBDA margins.

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

Operating Results

	Years ended December 31,
	2016	2015	2014
	amounts in millions
Revenue
TripAdvisor	$1,480	1,492	1,246
Corporate and other	52	73	83
Consolidated TripCo	$1,532	1,565	1,329
Operating Income (Loss)
TripAdvisor	$47	56	101
Corporate and other	(24)	(41)	(33)
Consolidated TripCo	$23	15	68
Adjusted OIBDA
TripAdvisor	$352	464	468
Corporate and other	(16)	(30)	(26)
Consolidated TripCo	$336	434	442

Revenue.  Our consolidated revenue decreased $33 million and increased $236 million for the years ended December 31, 2016 and 2015, respectively, as compared to the corresponding prior year periods. Revenue for TripAdvisor decreased $12 million and increased $246 million for the years ended December 31, 2016 and 2015, respectively, as compared to the corresponding prior year periods. Revenue for BuySeasons, the only consolidated subsidiary in Corporate and other, decreased $21 million and $10 million for the years ended December 31, 2016 and 2015, respectively, as compared to the corresponding prior periods.  The decrease for the year ended December 31, 2015 as compared to the corresponding prior year period was due to decreased order volume and average order value for both costumes and party supplies. Due to the challenges faced in the retail sales of costumes and party supplies, in early 2016, BuySeasons made the decision to focus its business on a dropship model. The decrease in revenue for the year ended December 31, 2016 as compared to the corresponding prior year period was due a decrease in retail sales resulting from the change in business model, partially offset by revenue from its online marketplace and dropship channels.  The reduced revenue for Corporate and other is expected to continue in future periods due to this business decision. See “Results of Operations—TripAdvisor” below for a more complete discussion of the results of operations of TripAdvisor.

Operating Income (Loss).  Our consolidated operating income increased $8 million and decreased $53 million for the years ended December 31, 2016 and 2015, respectively, as compared to the corresponding prior year periods. Operating income at TripAdvisor decreased $9 million and $45 million for the years ended December 31, 2016 and 2015, respectively, as compared to the corresponding prior year periods. The decrease for the year ended December 31, 2015 was primarily due to an increase in charitable contributions of $59 million.  See note 13 to the accompanying consolidated financial statements for information regarding TripAdvisor’s contribution to its charitable foundation. See “Results of Operations—TripAdvisor” below for a more complete discussion of the results of operations of TripAdvisor.

Operating losses for Corporate and other decreased $17 million and increased $8 million for the years ended December 31, 2016 and 2015, respectively, as compared to the corresponding prior year periods. These changes are primarily due to BuySeasons. As discussed above, in early 2016, BuySeasons made the decision to focus its business on a dropship model. As part of this shift, BuySeasons has reduced certain costs,  resulting in improved operating results. BuySeasons’ gross profit margin, inclusive of warehouse and fulfillment costs, was 9% in 2016, 7% in 2015 and 21% in 2014. Operating expenses, excluding cost of sales, as a percentage of revenue were 14%, 13% and 16% for the years ended December 31, 2016, 2015 and 2014, respectively. Additionally, SG&A expenses as a percentage of revenue were 14%, 27% and 25.5% for the years ended December 31, 2016, 2015 and 2014, respectively.

Adjusted OIBDA.  We define Adjusted OIBDA as revenue less cost of sales, operating expenses and selling, general and administrative (“SG&A”) expenses (excluding stock compensation), adjusted for specifically identified non-recurring transactions. Our chief operating decision maker and management team use this measure of performance in conjunction with other measures to evaluate our businesses and make decisions about allocating resources among our businesses. We believe this is an important indicator of the operational strength and performance of our businesses, including each business’s ability to service debt and fund capital expenditures. In addition, this measure allows us to view operating results, perform analytical comparisons and benchmarking between businesses and identify strategies to improve performance. This measure of performance excludes such costs as depreciation and amortization, stock-based compensation and restructuring and impairment charges that are included in the measurement of operating income pursuant to GAAP. Accordingly, Adjusted OIBDA should be considered in addition to, but not as a substitute for, operating income, net income, cash flow provided by operating activities and other measures of financial performance prepared in accordance with GAAP. See note 13 to the accompanying December 31, 2016 consolidated financial statements for a reconciliation of Adjusted OIBDA to operating income and earnings (loss) before income taxes.

Consolidated Adjusted OIBDA decreased approximately $98 million and $8 million for the years ended December 31, 2016 and 2015, respectively, as compared to the corresponding prior year periods. Adjusted OIBDA at TripAdvisor decreased $112 million and $4 million during the years ended December 31, 2016 and 2015, respectively, as compared to the corresponding prior year periods. See “Results of Operations—TripAdvisor” below for a more complete discussion of the results of operations of TripAdvisor.

Other Income and Expense

Components of Other Income (Expense) are presented in the table below.

	Years ended December 31,
	2016	2015	2014
	amounts in millions
Interest expense
TripAdvisor	$(12)	(10)	(11)
Corporate and other	(13)	(18)	(2)
Consolidated TripCo	$(25)	(28)	(13)
Realized and unrealized gains (losses) on financial instruments, net
TripAdvisor	$2	2	1
Corporate and other	51	—	—
Consolidated TripCo	$53	2	1
Other, net
TripAdvisor	$(5)	15	(12)
Corporate and other	—	—	—
Consolidated TripCo	$(5)	15	(12)

Interest expense.  Interest expense decreased $3 million for the year ended December 31, 2016 when compared to the same period in 2015. TripAdvisor’s interest expense increased $2 million for the year ended December 31, 2016 when compared to the same period in 2015 primarily due to an increase of $3 million in interest imputed on TripAdvisor’s financing obligation related to its corporate headquarters lease, partially offset by a decrease in interest incurred due to lower average outstanding borrowings. Interest expense for corporate and other decreased $5 million for the year ended December 31, 2016 when compared to the same period in 2015 due to lower interest rates on borrowings. Interest expense increased $15 million for the year ended December 31, 2015 when compared to the same period in 2014, primarily due to borrowings on the margin loans at the corporate level which were entered into during the fourth quarter of 2014.

Realized and unrealized gains (losses) on financial instruments, net. Realized and unrealized gains (losses) on financial instruments, net is primarily comprised of the change in the fair value of the variable postpaid forward.

Other, net.  The primary components of other, net are gains and losses on dispositions and income and interest earned on marketable securities offset by net foreign exchange losses. Other, net decreased $20 million for the year ended December 31, 2016 when compared to the same period in 2015, primarily due to a $20 million gain on the sale of a Chinese subsidiary of TripAdvisor in 2015 that did not reoccur in 2016.  Other, net increased $27 million for the year ended December 31, 2015 when compared to the same period in 2014, primarily due to the fluctuation of foreign exchange rates and the $20 million gain on the sale of TripAdvisor’s Chinese subsidiary in 2015.

Income taxes.    The Company had income tax benefits of $1 million and $10 million for the years ended December 31, 2016 and 2015, respectively, and $35 million tax expense for the year ended December 31, 2014.  During 2016, the Company had income tax benefits from earnings in foreign jurisdictions taxed at rates lower than the 35% U.S. federal tax rate, partially offset by changes in unrecognized tax benefits and changes in valuation allowance. During 2015, the Company had income tax benefits from earnings in foreign jurisdictions taxed at rates lower than the 35% U.S. federal tax rate, partially offset by the recognition of deferred tax liabilities for basis differences in the stock of a consolidated subsidiary, changes in valuation allowance, and changes in unrecognized tax benefits. During 2014, the Company incurred aggregate income tax expense related to an increase in its estimate of the state effective tax rate used to measure its net deferred tax liabilities, based on a change to the Company’s estimated state apportionment factors and an increase in its unrecognized tax benefits. This income tax expense was partially offset with income tax benefits for earnings in foreign jurisdictions taxed at rates lower than the 35% U.S. federal tax rate.

Net earnings (loss).  We had net earnings of $21 million and net losses of $40 million and  $22 million for the years ended December 31, 2016, 2015 and 2014, respectively. The changes in net earnings (loss) were the result of the above-described fluctuations in our revenue, expenses and other gains and losses.

Liquidity and Capital Resources

As of December 31, 2016, substantially all of our cash and cash equivalents consist of cash on hand in global financial institutions, money market funds and marketable securities, with maturities of 90 days or less at the date purchased.

The following are potential sources of liquidity: available cash balances, proceeds from asset sales, monetization of our investments, outstanding or anticipated debt facilities, debt and equity issuances, and dividend and interest receipts.

As of December 31, 2016 TripCo had a cash balance of $654 million. Approximately $612 million of the cash balance is held at TripAdvisor. Although TripCo has a 56% voting interest in TripAdvisor, TripAdvisor is a separate public company with a significant non-controlling interest, as TripCo has only a 21% economic interest in TripAdvisor. Even though TripCo controls TripAdvisor through its voting interest and board representation, decision making with respect to using TripAdvisor’s cash balances must consider TripAdvisor’s minority holders. Accordingly, any potential distributions of cash from TripAdvisor to TripCo would generally be on a pro rata basis based on economic ownership interests. As of December 31, 2016, approximately $476 million of TripCo cash is held by TripAdvisor foreign subsidiaries. Cash in foreign subsidiaries is generally accessible but certain tax consequences may reduce the net amount of cash TripAdvisor is able to utilize for domestic purposes. Historically, TripAdvisor’s operating cash flows have been sufficient to fund its working capital requirements, capital expenditures and long term debt obligations and other financial commitments and are expected to be sufficient in future periods.

	Years ended
	December 31,
	2016	2015	2014
	amounts in millions
Cash flow information
TripAdvisor cash provided (used) by operating activities	$321	418	407
Corporate and other cash provided (used) by operating activities	(20)	(27)	(22)
Net cash provided (used) by operating activities	$301	391	385

TripAdvisor cash provided (used) by investing activities	$(163)	(58)	(233)
Corporate and other cash provided (used) by investing activities	(1)	(3)	(8)
Net cash provided (used) by investing activities	$(164)	(61)	(241)

TripAdvisor cash provided (used) by financing activities	$(143)	(189)	(61)
Corporate and other cash provided (used) by financing activities	33	6	81
Net cash provided (used) by financing activities	$(110)	(183)	20

During the year ended December 31, 2016, TripCo’s primary uses of cash were $439 million in debt repayments, $166 million in purchases of short term investments and other marketable securities, $105 million of subsidiary share repurchases and $73 million of capital expenditures.  These uses of cash were funded primarily with cash provided by operations, proceeds from sales and maturities of short term investments and other marketable securities and borrowings of debt. During the year ended December 31, 2015, TripCo’s primary uses of cash were $431 million in debt repayments, $205 million in purchases of short term investments and other marketable securities, $112 million of capital expenditures and $72 million of withholding tax payments.  These uses of cash were funded primarily with cash on hand, cash provided by operations, proceeds from sales and maturities of short term investments and other marketable securities and borrowings of debt. During the year ended December 31, 2014, TripCo’s primary uses of cash were approximately $331 million to fund acquisitions by TripAdvisor, $348 million distribution to Liberty prior to the TripCo Spin-Off, $251 million in purchases of short term investments and other marketable securities and $90 million in capital expenditures.

The projected use of TripCo’s corporate cash will be to primarily fund any operational cash deficits at BuySeasons, to pay fees (not expected to exceed $4 million annually) to Liberty Media for providing certain services pursuant to the services agreement and the facilities sharing agreement, and to pay any other corporate level expenses. We anticipate that TripCo’s corporate cash balance (without other financial resources potentially available as discussed above) to be sufficient to maintain operations through a refinancing arrangement on the margin loans and the variable postpaid forward. The debt service costs of two margin loan agreements (the “Margin Loan Agreements”) entered into by our bankruptcy remote wholly-owned subsidiary are paid in kind and become outstanding principal. In addition, debt service costs accrue on the variable postpaid forward borrowing described in note 7 to the accompanying consolidated financial statements. At maturity, the accreted loan amount due is approximately $272 million. At the maturity of the Margin Loan Agreements, a number of options are available to satisfy the obligation as discussed above in potential sources of liquidity. TripAdvisor’s projected use of cash, incremental to increased operational investment in its business, will primarily be payment of long term debt obligations and other financial commitments, the repurchase of TripAdvisor common stock under TripAdvisor’s stock repurchase program approved in 2013 and potential investments or acquisitions in new or existing businesses.

Off-Balance Sheet Arrangements and Aggregate Contractual Obligations

We have contingent liabilities related to legal and tax proceedings and other matters arising in the ordinary course of business including potential tax obligations associated with certain transactions following the TripCo Spin-Off. Although it is reasonably possible we may incur losses upon conclusion of such matters, an estimate of any loss or range of loss cannot be made. In the opinion of management, it is expected that amounts, if any, which may be required to satisfy such contingencies will not be material in relation to the accompanying consolidated financial statements.

Information concerning the amount and timing of required payments, both accrued and off-balance sheet, under our contractual obligations, excluding uncertain tax positions as it is undeterminable when payments will be made, is summarized below.

	Payments due by period
		Less than			More than
	Total	1 year	1 - 3 years	3 - 5 years	5 years
	amounts in millions
Consolidated contractual obligations
Long-term debt(1)	$630	80	200	350	—
Interest payments(2)	$69	2	53	14	—
Commitment Fees (3)	$7	2	4	1	—
Lease obligations	$279	28	57	58	136
Total	$985	112	314	423	136

(1)

Amounts are stated at the face amount at maturity of our debt instruments. Amounts also include capital lease obligations. Amounts do not assume additional borrowings or refinancings of existing debt. TripAdvisor’s outstanding Chinese credit facility and uncommitted facility agreement with Bank of America Merrill Lynch International Limited have been included as current payments as both are short term in nature.

(2)

Amounts (i) are based on our outstanding debt at December 31, 2016, (ii) assume the interest rates on TripAdvisor’s variable rate debt remains constant at the December 31, 2016  rates, (iii) assume the interest rates on TripCo’s variable rate debt change based on forecasted LIBOR rates and (iv) assume that our existing debt is repaid at maturity.

(3)

Amounts reflect expected commitment fee payments based on the unused portion of the TripAdvisor Credit Facilities (as defined in note 7 in the accompanying consolidated financial statements), issued letters of credit, and current effective commitment fee rate as of December 31, 2016.

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

As of December 31, 2016, the intangible assets not subject to amortization for each of our significant reportable segments was as follows:

	Goodwill	Trademarks	Total
	amounts in millions
TripAdvisor	$3,694	1,782	5,476
Corporate and other	—	—	—
	$3,694	1,782	5,476

We perform our annual assessment of the recoverability of our goodwill and other non-amortizable intangible assets during the fourth quarter, or more frequently, if events and circumstances indicate impairment may have occurred. At year-end we utilized a qualitative assessment for determining whether step one of the goodwill impairment analysis was necessary. Due to declining operating results at BuySeasons, trademark impairments of approximately $2 million were recorded during both of the years ended December 31, 2015 and 2014.  There were no impairments during the year ended December 31, 2016.

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

Click-based advertising and transaction revenue.    Click-based revenue is derived primarily from click-through fees charged to TripAdvisor’s travel partners for traveler leads sent to the travel partners’ website. TripAdvisor records revenue from click-through fees in the same period as when the traveler makes the click-through to the travel partners’ website. TripAdvisor’s instant booking transaction model revenue is comprised of commissions earned on all valid instant booking reservations. In the transaction model, TripAdvisor’s instant booking commission revenue is recorded at the time a traveler books a hotel transaction on its partner’s site where TripAdvisor, as facilitator for such booking, does not assume associated cancellation risk. Under the other instant booking model, called the consumption model, TripAdvisor assumes cancellation risk associated with booking, and it records that revenue in the month in which the traveler’s stay at a hotel occurs.   TripAdvisor has no post-booking service obligations for all instant booking transactions, regardless of the model chosen.

 Display-based and subscription-based advertising.  TripAdvisor recognizes display-based advertising revenue ratably over the advertising period or upon delivery of advertising impressions, depending on the terms of the advertising contract. Subscription-based advertising revenue is recognized ratably over the related contractual period over which service is delivered.

Attractions. TripAdvisor works with local operators, or merchant partners, to provide travelers with access to tours and activities in popular destinations worldwide, earning a commission for such service. While the merchant of record, TripAdvisor receives cash from the consumer at the time of booking of the destination activity and records these amounts, net of commissions, as deferred merchant payables on its consolidated balance sheet. Commission revenue is recorded as deferred revenue at the time of booking and later recognized when the consumer has completed the destination activity. TripAdvisor pays the destination activity operators after the travelers’ use.  In transactions where TripAdvisor is not the merchant of record, it invoices and receives commissions directly from its merchant partners and records commission revenue when the consumer has completed the destination activity.

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

The fair value of stock options is amortized as stock-based compensation expense over the vesting term on a straight-line basis, with the amount of compensation expense recognized at any date at least equaling the portion of the grant-date fair value of the award that is vested at that date.

Results of Operations—TripAdvisor

Our economic ownership interest in TripAdvisor is 21% and our results include the consolidated results of TripAdvisor and the elimination of approximately 79% of TripAdvisor’s net income (loss), including purchase accounting adjustments, through the noncontrolling interest line item in the consolidated statements of operations. TripAdvisor is a separate publicly traded company and additional information about TripAdvisor can be obtained through its website and its public filings. Given that TripAdvisor represents a significant portion of TripCo, we believe a discussion of TripAdvisor’s stand alone results promotes a better understanding of overall results of their business. TripAdvisor’s revenue, Adjusted OIBDA and operating income on a standalone basis for the years ended December 31, 2016, 2015 and 2014 were as follows (see tables below for a reconciliation of TripAdvisor’s standalone results to those amounts reported by TripCo):

	Years ended
	December 31,
	2016	2015	2014
	amounts in millions
Revenue
Hotel	$1,190	1,263	1,135
Non-Hotel	290	229	111
Total revenue	1,480	1,492	1,246
Operating expense, excluding stock-based compensation	274	237	184
SG&A, excluding stock-based compensation and stock settled charitable contribution	854	791	594
Adjusted OIBDA	352	464	468
Stock settled charitable contribution	—	67	—
Stock based compensation	85	72	63
Depreciation and amortization	101	93	65
Operating income (loss) as reported by TripAdvisor	$166	232	340

Revenue

During the first quarter of 2016, TripCo began providing additional disclosures on TripAdvisor’s revenue sources, consistent with its standalone presentation. The purpose of this additional disclosure is to provide further understanding of TripAdvisor’s revenue sources. This change had no effect on the consolidated financial statements in any period.

TripAdvisor’s Hotel revenue decreased $73 million and increased $128 million during the years ended December 31, 2016 and 2015,  respectively, as compared to the corresponding prior year periods. The changes in Hotel revenue are detailed as follows:

	Years ended
	December 31,
	2016	2015	2014
	amounts in millions

TripAdvisor-branded click-based and transaction	$750	837	764
TripAdvisor-branded display-based advertising and subscription	282	272	233
Other hotel revenue	158	154	138
Total Hotel revenue	$1,190	1,263	1,135

TripAdvisor-branded click-based and transaction revenue includes click-based advertising revenue (or revenue derived from its metasearch auction) from its TripAdvisor-branded websites and revenue from its transaction-based hotel instant booking feature. For the years ended December 31, 2016, 2015 and 2014, 63%, 66%, and 67%, respectively, of TripAdvisor’s total Hotel segment revenue was derived from its TripAdvisor-branded click-based and transaction revenue.  TripAdvisor-branded click-based and transaction revenue decreased $87 million during the year ended December 31, 2016, when compared to the same period in 2015, primarily due to a decline of 15% in revenue per hotel shopper, offset by an increase in average monthly unique hotel shoppers of 6% during the year ended December 31, 2016. TripAdvisor-branded click-based and transaction revenue increased $73 million during the year ended December 31, 2015, when compared to the same period in 2014, primarily due to an increase in average monthly unique hotel shoppers of 15%, offset by a decline of 4% in revenue per hotel shopper during the year ended December 31, 2015. TripAdvisor believes the primary drivers of the decreases in revenue per hotel shopper include the dilutive effects from the global launch of its hotel instant booking product feature which impacted 2016 to a greater extent than 2015 due to the timing of the staged rollout, a greater percentage of hotel shoppers visiting TripAdvisor websites and apps via mobile phone, in addition to, challenging metasearch comparatives in early 2016 relative to the same periods in 2015, increased competition, macroeconomic and geopolitical factors, including foreign currency and a number of terrorism events, among other factors.

For the years ended December 31, 2016, 2015 and 2014, 24%, 22% and 21%, respectively, of TripAdvisor’s Hotel segment revenue was derived from TripAdvisor-branded display based advertising and subscription revenue, which primarily consists of revenue from display-based advertising and subscription-based hotel advertising revenue (or Business Advantage, formerly Business Listings). TripAdvisor-branded display-based advertising and subscription revenue increased by $10 million or 4%, and $39 million or 17%, during the years ended December 31, 2016 and 2015, respectively, when compared to the same periods in 2015 and 2014. Display-based advertising revenue and subscription revenue each grew at comparable rates during these periods. The increase in display-based advertising revenue  was primarily due to a slight increase in pricing, as well as impressions sold during the year, while the increase in subscription revenue was a result of increased sales productivity in 2015 which also benefitted 2016, as well as increased pricing and improvements in customer retention rates. The display-based advertising and subscription revenue growth rate decelerated during the year ended December 31, 2016, when compared to the same period in 2015, primarily due to the decline in the number of impressions sold for display-based advertising and lower sales productivity in 2016 for subscription revenue. The increase in display-based advertising revenue during the year ended December 31, 2015, when compared to the same period in 2014, was a result of an increase in the number of impressions sold, due to increased sales productivity, as well as increased sellable inventory due to traffic growth and introduction of new products and features, partially offset by a slight decrease in pricing, while the increase in subscription revenue was primarily related to increased sales productivity.

TripAdvisor’s Attractions business benefitted in 2016 from an increase in supply of attraction listings and attraction partners, continued growth in TripAdvisor’s user base globally, and enhanced user experience from the introduction of new features, such as attractions on instant booking for mobile, which enables users to purchase tickets and tours seamlessly without leaving the mobile app. These factors are all contributing to more consumer choice, increased conversion, and continued revenue growth as a result of increased bookings.  In TripAdvisor’s Restaurants business,

TripAdvisor has experienced continued revenue growth due to increased bookings in its more established markets and additionally from expansion into new markets.  In its Vacation Rentals business, TripAdvisor continued to see an increase in property listings, as well as increased revenue during the year ended December 31, 2016, when compared to the same periods in 2015, primarily due to continued growth in its free-to-list model and increased bookings during the year.

TripAdvisor’s Non-Hotel segment revenue increased by $61 million or 27%, during the years ended December 31, 2016 when compared to the same period in 2015, primarily driven by increased bookings in 2016 across all businesses. TripAdvisor’s Non-Hotel segment revenue increased $118 million or 106% during the year ended December 31, 2015 when compared to the same period in 2014. This was driven by growth in TripAdvisor’s Vacation Rentals business, primarily due to growth in its free-to-list commission-based booking model, and $96 million in incremental revenue during the year ended December 31, 2015, when compared to the same period in 2014, related to TripAdvisor’s Attractions and Restaurant businesses, through which Viator and Lafourchette were acquired in August 2014 and May 2014, respectively.

Revenue by Geography

Revenue outside of North America, or international revenue, decreased $67 million or 9% during the year ended December 31, 2016, when compared to the same period in 2015 and increased $100 million or 16% during the year ended December 31, 2015, when compared to the same period in 2014. International revenue represented 44%, 48%, and 50% of total revenue during the years ended December 31, 2016, 2015, and 2014, respectively. TripAdvisor’s international revenue growth rate decelerated during the year ended December 31, 2016 when compared to the same period in 2015, primarily due to the overall decrease in revenue per hotel shopper, which is explained above. TripAdvisor’s international revenue also declined as a percentage of total revenue during the year ended December 31, 2016 when compared to the same period in 2015. TripAdvisor believes this was largely due to the timing of its instant booking feature rollout in international markets during the first half of this year, and its associated dilutive impact to TripAdvisor-branded click-based and transaction revenue, as compared to the rollout in the U.S market, which was completed in the third quarter of 2015, and to a lesser extent the negative impact to total revenue from the fluctuation of foreign exchange rates.  Although international revenue increased, TripAdvisor’s international revenue growth rate slowed and international revenue, as a percentage of total revenue, declined slightly during the year ended December 31, 2015 when compared to the same period in 2014, primarily due to the impact of fluctuations in foreign exchange rates, specifically the prolonged weakness of the Euro, in addition to the accelerated rollout of instant booking in the U.K. in late 2015, which had a dilutive impact on international revenue in 2015. In addition, TripAdvisor’s international hotel shoppers have generally monetized at lower revenue per hotel shopper rates than hotel shoppers in the U.S. market for all periods presented.  See note 13 in the accompanying consolidated financial statements for further details of revenue by geographic area.

Operating Expense

The most significant driver of operating expense are technology and content costs, which increased $24 million during the year ended December 31, 2016 when compared to the same period in 2015, primarily due to increased personnel costs from increased headcount needed to support business growth, including international expansion and enhanced site features.

Technology and content costs increased $35 million during the year ended December 31, 2015 when compared to the same period in 2014, primarily due to increased personnel costs from increased headcount to support business growth, including international expansion and enhanced site features, as well as incremental personnel costs related to TripAdvisor’s 2014 business acquisitions in Attractions and Restaurants.

Selling and Marketing

Selling and marketing expenses primarily consist of direct costs, including traffic generation costs from SEM and other online traffic acquisition costs, syndication costs and affiliate program commissions, social media costs, brand advertising, television and other offline advertising and public relations. In addition, indirect sales and marketing expense consists of personnel and overhead expenses, including salaries, commissions, benefits, bonuses for sales, sales support, customer support and marketing employees.

Total selling and marketing costs increased $60 million during the year ended December 31, 2016 when compared to the same period in 2015, primarily due to increased SEM and other online traffic acquisition costs of $79 million,  partially offset by a decrease in costs related to the cessation of TripAdvisor’s television advertising campaign.  TripAdvisor spent $51 million on its television advertising campaign during the year ended December 31, 2015, which it did not incur during the year ended December 31, 2016.  Personnel and overhead costs also increased during the year ended December 31, 2016 when compared to the same period in 2015, primarily due to increased headcount in TripAdvisor’s Non-Hotel segment, which was needed to support business growth.

Total selling and marketing costs increased $187 million during the year ended December 31, 2015 when compared to the same period in 2014, primarily due to increased SEM and other online traffic acquisition costs, increased costs related to TripAdvisor’s television campaign, and incremental costs related to its 2014 business acquisitions in Attractions (Viator acquired in August 2014) and Restaurants (Lafourchette acquired in May 2014).  Personnel and overhead costs also increased during the year ended December 31, 2015 when compared to the same period in 2014, primarily due to incremental personnel costs related to TripAdvisor’s 2014 business acquisitions in Attractions and Restaurants.

General and Administrative

General and administrative expense consists primarily of personnel and related overhead costs, including executive leadership, finance, legal and human resource functions and stock-based compensation as well as professional service fees and other fees including audit, legal, tax and accounting, and other costs including bad debt expense, non-income taxes and charitable foundation costs.

General and administrative expenses increased $3 million during the year ended December 31, 2016, when compared to the same period in 2015, primarily due to increased consulting costs, non-income taxes and bad debt expense.

General and administrative costs increased $10 million during the year ended December 31, 2015, when compared to the same period in 2014, primarily due to increases in personnel costs and overhead costs related to an increase in headcount to support TripAdvisor’s business operations, as well as incremental personnel costs related to its 2014 business acquisitions in Attractions and Restaurants.

Stock settled charitable contribution

As discussed in note 13 to the accompanying consolidated financial statements, during 2015, TripAdvisor recognized $67 million related to a charitable contribution settled with its treasury shares. Due to the one-time nature and use of stock to settle the obligation, this contribution has been excluded from Adjusted OIBDA for the year ended December 31, 2015.

Stock based compensation

Stock-based compensation increased $13 million and $9 million for the years ended December 31, 2016 and 2015, respectively, when compared to the same period in the prior year due to continued grants of stock options.

The following is a reconciliation of the results as reported by TripAdvisor, used for comparison purposes as discussed above, for a greater understanding of the stand-alone operations of TripAdvisor to the results reported by TripCo (amounts in millions):

	Year ended December 31, 2016
		Purchase
	As Reported	Accounting	As Reported
	By TripAdvisor	Adjustments	By TripCo
Revenue	$1,480	—	1,480
Operating expense	(274)	—	(274)
SG&A, excluding stock-based compensation and stock settled charitable contribution	(854)	—	(854)
Adjusted OIBDA	352	—	352
Stock-based compensation expense	(85)	—	(85)
Depreciation and amortization expense	(101)	(119)	(220)
Operating income (loss)	$166	(119)	47

	Year ended December 31, 2015
		Purchase
	As Reported	Accounting	As Reported
	By TripAdvisor	Adjustments	By TripCo
Revenue	$1,492	—	1,492
Operating expense	(237)	—	(237)
Selling, general and administrative expense	(791)	—	(791)
Adjusted OIBDA	464	—	464
Stock settled charitable contribution	(67)	—	(67)
Stock-based compensation expense	(72)	(5)	(77)
Depreciation and amortization expense	(93)	(171)	(264)
Operating income (loss)	$232	(176)	56

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

We are exposed to changes in interest rates primarily as a result of our borrowing and investment activities, which include investments in fixed and floating rate debt instruments and borrowings used to maintain liquidity and to fund business operations. The nature and amount of our long-term and short-term debt are expected to vary as a result of future requirements, market conditions and other factors. We expect to manage our exposure to interest rates by maintaining what we believe is an appropriate mix of fixed and variable rate debt. We believe this best protects us from interest rate risk. We expect to achieve this mix by (i) issuing fixed rate debt that we believe has a low stated interest rate and significant term to maturity, (ii) issuing variable rate debt with appropriate maturities and interest rates and (iii) entering into interest rate swap arrangements when we deem appropriate.  As of December 31, 2016, our debt is comprised of the following amounts:

	Variable rate debt		Fixed rate debt
	Principal	Weighted avg	Principal	Weighted avg
	amount	interest rate	Amount	interest rate
	amounts in millions
TripAdvisor	$171	2.1%	—	N/A
TripCo debt	$203	2.8%	261	1.3%

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

Item 8.  Financial Statements and Supplementary Data.

The consolidated financial statements of Liberty TripAdvisor Holdings, Inc. are filed under this Item, beginning on Page II-24.  The financial statement schedules required by Regulation S-X are filed under Item 15 of this Annual Report on Form 10-K.

Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A.  Controls and Procedures.

In accordance with Exchange Act Rules 13a-15 and 15d-15, the Company carried out an evaluation, under the supervision and with the participation of management, including its chief executive officer and its principal accounting and financial officer (the "Executives"), of the effectiveness of its disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, the Executives concluded that the Company's disclosure controls and procedures were effective as of December 31, 2016 to provide reasonable assurance that information required to be disclosed in its reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms.

See page II-21 for Management’s Report on Internal Control Over Financial Reporting.

See page II-22 for Report of Independent Registered Public Accounting Firm for their attestation regarding our internal control over financial reporting.

There has been no change in the Company's internal control over financial reporting that occurred during the three months ended December 31, 2016 that has materially affected, or is reasonably likely to materially affect, its internal control over financial reporting.

Item 9B.  Other Information.

None.

MANAGEMENT'S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

Liberty TripAdvisor Holdings, Inc.’s (the "Company") management is responsible for establishing and maintaining adequate internal control over the Company's financial reporting, as such term is defined in Rule 13a-15(f) of the Securities Exchange Act of 1934, as amended.  The Company's internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America. Because of inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies and procedures may deteriorate.

The Company's management assessed the effectiveness of internal control over financial reporting as of December 31, 2016, using the criteria in Internal Control-Integrated Framework (2013), issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation the Company's management believes that, as of December 31, 2016, its internal control over financial reporting is effective.

The Company's independent registered public accounting firm that audited the consolidated financial statements and disclosures in the Annual Report on Form 10-K has issued an audit report on the effectiveness of the Company's internal control over financial reporting. This report appears on page II-22 of this Annual Report on Form 10-K.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

Liberty TripAdvisor Holdings, Inc.:

We have audited Liberty TripAdvisor Holdings, Inc.’s (the Company) internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, Liberty TripAdvisor Holdings, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Liberty TripAdvisor Holdings, Inc. as of December 31, 2016 and 2015, and the related consolidated statements of operations, comprehensive earnings (loss), cash flows, and equity for each of the years in the three-year period ended December 31, 2016, and our report dated February 17, 2017, expressed an unqualified opinion on those consolidated financial statements.

/s/ KPMG LLP

Denver, Colorado
February 17, 2017

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

Liberty TripAdvisor Holdings, Inc.:

We have audited the accompanying consolidated balance sheets of Liberty TripAdvisor Holdings, Inc. (the Company) (as defined in note 1) as of December 31, 2016 and 2015, and the related consolidated statements of operations, comprehensive earnings (loss), cash flows, and equity, for each of the years in the three‑year period ended December 31, 2016. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Liberty TripAdvisor Holdings, Inc. as of December 31, 2016 and 2015, and the results of their operations and their cash flows for each of the years in the three‑year period ended December 31, 2016, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated February 17, 2017,  expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

/s/ KPMG LLP

Denver, Colorado
February 17, 2017

LIBERTY TRIPADVISOR HOLDINGS, INC.

Consolidated Balance Sheets

December 31, 2016 and 2015

	2016	2015
	amounts in millions
Assets
Current assets:
Cash and cash equivalents	$654	644
Trade and other receivables, net of allowance for doubtful accounts of $9 million and $6 million, respectively	191	181
Short-term marketable securities (note 5)	118	47
Other current assets	47	34
Total current assets	1,010	906
Investments in available-for-sale securities (note 5)	16	37
Property and equipment, at cost	225	216
Accumulated depreciation	(49)	(36)
	176	180
Intangible assets not subject to amortization (note 6):
Goodwill	3,694	3,689
Trademarks	1,782	1,803
	5,476	5,492
Intangible assets subject to amortization, net (note 6)	487	625
Other assets, at cost, net of accumulated amortization	117	45
Total assets	$7,282	7,285

(continued)

See accompanying notes to consolidated financial statements.

LIBERTY TRIPADVISOR HOLDINGS, INC.

Consolidated Balance Sheets (Continued)

December 31, 2016 and 2015

	2016	2015
	amounts in millions
Liabilities and Equity
Current liabilities:
Deferred merchant and other payables	$146	121
Accrued liabilities	132	129
Current portion of debt (note 7)	80	1
Deferred revenue	64	64
Other current liabilities	13	5
Total current liabilities	435	320
Long-term debt (note 7)	555	620
Deferred income tax liabilities (note 8)	659	719
Other liabilities	209	190
Total liabilities	1,858	1,849
Equity
Preferred stock, $.01 par value. Authorized 50,000,000 shares; no shares issued.	—	—
Series A common stock, $.01 par value. Authorized 200,000,000 shares; issued and outstanding 72,046,485 at December 31, 2016 and 71,920,260 at December 31, 2015.	1	1
Series B common stock, $.01 par value. Authorized 7,500,000 shares; issued and outstanding 2,929,777 at December 31, 2016 and 2,929,777 at December 31, 2015.	—	—
Series C common stock, $.01 par value. Authorized 200,000,000 shares; no shares issued.	—	—
Additional paid-in capital	245	260
Accumulated other comprehensive earnings (loss), net of taxes	(36)	(25)
Retained earnings	593	572
Total stockholders' equity	803	808
Noncontrolling interests in equity of subsidiaries	4,621	4,628
Total equity	5,424	5,436
Commitments and contingencies (note 12)
Total liabilities and equity	$7,282	7,285

See accompanying notes to consolidated financial statements.

LIBERTY TRIPADVISOR HOLDINGS, INC.

Consolidated Statements of Operations

Years ended December 31, 2016, 2015 and 2014

	2016	2015	2014
	amounts in millions, except
	per share amounts
Service revenue	$1,480	1,492	1,246
Other revenue	52	73	83
Total revenue, net	1,532	1,565	1,329
Operating costs and expenses:
Operating expense, including stock-based compensation (note 2 and 9)	369	345	294
Selling, general and administrative, including stock-based compensation (note 2 and 9)	918	935	667
Depreciation and amortization	222	268	298
Impairment of intangible assets	—	2	2
	1,509	1,550	1,261
Operating income	23	15	68
Other income (expense):
Interest expense	(25)	(28)	(13)
Realized and unrealized gains (losses) on financial instruments, net	53	2	1
Other, net	(5)	15	(12)
	23	(11)	(24)
Earnings (loss) before income taxes	46	4	44
Income tax (expense) benefit (note 8)	1	10	(35)
Net earnings (loss)	47	14	9
Less net earnings (loss) attributable to the noncontrolling interests	26	54	31
Net earnings (loss) attributable to Liberty TripAdvisor Holdings, Inc. shareholders	$21	(40)	(22)

Basic net earnings (loss) attributable to Series A and Series B Liberty TripAdvisor Holdings, Inc. shareholders per common share (note 2):	$0.28	(0.53)	(0.30)
Diluted net earnings (loss) attributable to Series A and Series B Liberty TripAdvisor Holdings, Inc. shareholders per common share (note 2):	$0.28	(0.53)	(0.30)

See accompanying notes to consolidated financial statements.

LIBERTY TRIPADVISOR HOLDINGS, INC.

Consolidated Statements of Comprehensive Earnings (Loss)

Years ended December 31, 2016, 2015 and 2014

	2016	2015	2014
	amounts in millions
Net earnings (loss)	$47	14	9
Other comprehensive earnings (loss), net of taxes:
Foreign currency translation adjustments	(52)	(58)	(57)
Reclassification adjustment on sale of business	—	1	—
Other comprehensive earnings (loss)	(52)	(57)	(57)
Comprehensive earnings (loss)	(5)	(43)	(48)
Less comprehensive earnings (loss) attributable to the noncontrolling interests	(15)	9	(14)
Comprehensive earnings (loss) attributable to Liberty TripAdvisor Holdings, Inc. shareholders	$10	(52)	(34)

See accompanying notes to consolidated financial statements.

LIBERTY TRIPADVISOR HOLDINGS, INC.

Consolidated Statements of Cash Flows

Years ended December 31, 2016, 2015 and 2014

	2016	2015	2014
	amounts in millions
Cash flows from operating activities:
Net earnings (loss)	$47	14	9
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	222	268	298
Stock-based compensation	91	82	74
Non-cash contribution to charitable foundation (note 13)	—	67	—
(Gains) losses on transactions, net (note 4)	—	(19)	—
Impairment of intangible assets	—	2	2
Realized and unrealized (gains) losses on financial instruments, net	(53)	(2)	(1)
Deferred income tax expense (benefit)	(52)	(85)	(70)
Non-cash interest	13	17	4
Other noncash charges (credits), net	(12)	(6)	11
Changes in operating assets and liabilities
Current and other assets	(24)	(31)	(16)
Payables and other liabilities	69	84	74
Net cash provided (used) by operating activities	301	391	385
Cash flows from investing activities:
Capital expended for property and equipment	(73)	(112)	(90)
Acquisitions and other investments, net of cash acquired (note 3)	(43)	(29)	(331)
Purchases of short term investments and other marketable securities	(166)	(205)	(251)
Sales and maturities of short term investments and other marketable securities	116	258	429
Other investing activities, net	2	27	2
Net cash provided (used) by investing activities	(164)	(61)	(241)
Cash flows from financing activities:
Borrowings of debt, net of financing costs	440	291	429
Repayments of debt	(439)	(431)	(43)
Distribution to Liberty	—	—	(348)
Shares repurchased by subsidiary	(105)	—	—
Payment of withholding taxes on net share settlements of equity awards	(15)	(72)	(33)
Shares issued by subsidiary	7	12	3
Option exercises	2	5	12
Other financing activities, net	—	12	—
Net cash provided (used) by financing activities	(110)	(183)	20
Effect of foreign currency exchange rates on cash	(17)	(12)	(9)
Net increase (decrease) in cash and cash equivalents	10	135	155
Cash and cash equivalents at beginning of period	644	509	354
Cash and cash equivalents at end of period	$654	644	509

See accompanying notes to consolidated financial statements.

LIBERTY TRIPADVISOR HOLDINGS, INC.

Consolidated Statements of Equity

Years ended December 31, 2016, 2015 and 2014

	Stockholders’ equity
							Accumulated		Noncontrolling
					Additional		other		interest in
	Preferred				paid-in	Parent’s	comprehensive	Retained	equity of	Total
	stock	Series A	Series B	Series C	capital	investment	earnings (loss)	earnings	subsidiaries	equity
	amounts in millions
Balance at December 1, 2014	—	—	—	—	—	226	—	982	4,373	5,581
Net earnings (loss)	—	—	—	—	—	—	—	(22)	31	9
Other comprehensive earnings (loss)	—	—	—	—	—	—	(12)	—	(45)	(57)
Stock compensation	—	—	—	—	7	11	—	—	63	81
Issuance of common stock upon exercise of stock options	—	—	—	—	13	2	—	—	—	15
Minimum withholding taxes on net share settlements of stock-based compensation	—	—	—	—	(1)	(32)	—	—	—	(33)
Excess tax benefits on stock-based compensation	—	—	—	—	1	3	—	—	16	20
Intercompany taxes and debt forgiven by Liberty	—	—	—	—	—	75	—	—	—	75
Fair value of stock options assumed in connection with acquisition	—	—	—	—	1	—	—	—	4	5
Change in capitalization in connection with Trip Spin-Off	—	1	—	—	277	(278)	—	—	—	—
Distribution to Liberty	—	—	—	—	—	—	—	(348)	—	(348)
Shares issued by subsidiary	—	—	—	—	(2)	(7)	—	—	9	—
Other, net	—	—	—	—	—	—	—	—	(1)	(1)
Balance at December 31, 2014	—	1	—	—	296	—	(12)	612	4,450	5,347
Net earnings (loss)	—	—	—	—	—	—	—	(40)	54	14
Other comprehensive earnings (loss)	—	—	—	—	—	—	(12)	—	(45)	(57)
Stock compensation	—	—	—	—	24	—	—	—	67	91
Issuance of common stock upon exercise of stock options	—	—	—	—	5	—	—	—	—	5
Minimum withholding taxes on net share settlements of stock-based compensation	—	—	—	—	(72)	—	—	—	—	(72)
Excess tax benefits on stock-based compensation	—	—	—	—	10	—	—	—	21	31
Shares issued by subsidiary	—	—	—	—	(8)	—	—	—	20	12
Stock settled charitable contribution by subsidiary (note 13)	—	—	—	—	6	—	—	—	61	67
Other, net	—	—	—	—	(1)	—	(1)	—	—	(2)
Balance at December 31, 2015	$—	1	—	—	260	—	(25)	572	4,628	5,436
Net earnings (loss)	—	—	—	—	—	—	—	21	26	47
Other comprehensive earnings (loss)	—	—	—	—	—	—	(11)	—	(41)	(52)
Stock compensation	—	—	—	—	26	—	—	—	77	103
Issuance of common stock upon exercise of stock options	—	—	—	—	2	—	—	—	—	2
Withholding taxes on net share settlements of stock-based compensation	—	—	—	—	(15)	—	—	—	—	(15)
Shares issued by subsidiary	—	—	—	—	(6)	—	—	—	13	7
Shares repurchased by subsidiary	—	—	—	—	(23)	—	—	—	(82)	(105)
Other, net	—	—	—	—	1	—	—	—	—	1
Balance at December 31, 2016	—	1	—	—	245	—	(36)	593	4,621	5,424

See accompanying notes to consolidated financial statements.

LIBERTY TRIPADVISOR HOLDINGS, INC.

Notes to Consolidated Financial Statements

December 31, 2016, 2015 and 2014

(1)  Basis of Presentation

During October 2013, the Board of Directors of Liberty Interactive Corporation and its subsidiaries (“Liberty”) authorized a plan to distribute to the stockholders of Liberty’s Liberty Ventures common stock shares of a wholly-owned subsidiary, Liberty TripAdvisor Holdings, Inc. (“TripCo” or the “Company”) (the “TripCo Spin-Off”). TripCo holds the subsidiaries TripAdvisor, Inc. (“TripAdvisor”) and BuySeasons, Inc., which includes the retail businesses of BuyCostumes.com and Celebrate Express (“BuySeasons”), both of which operate as stand-alone operating entities. Both TripAdvisor and BuySeasons have more revenue in the third quarter, based on a higher travel research period and the Halloween period, respectively, as compared to the other quarters of the year. The TripCo Spin-Off was completed on August 27, 2014 and effected as a pro-rata dividend of shares of TripCo to the stockholders of Series A and Series B Liberty Ventures common stock of Liberty. The TripCo Spin-Off was intended to be tax-free and was accounted for at historical cost due to the pro rata nature of the distribution to shareholders of Liberty Ventures common stock.

The accompanying consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States (“GAAP”) and represent a consolidation of the historical financial information of TripAdvisor (see note 4 for a more detailed discussion of transactions related to TripAdvisor) and BuySeasons. Although TripAdvisor and BuySeasons were reported as a combined company until the date of the TripCo Spin-Off, these financial statements present all periods as consolidated. These financial statements refer to the combination of TripAdvisor and BuySeasons as “TripCo,” “the Company,” “us,” “we” and “our” in the notes to the consolidated financial statements. All significant intercompany accounts and transactions have been eliminated in the consolidated financial statements.

Description of Business

TripAdvisor, by and through its subsidiaries, owns and operates a portfolio of online travel brands. TripAdvisor is the world’s largest travel site and its mission is to help people around the world plan, book and experience the perfect trip. TripAdvisor accomplishes this by, among other things, aggregating millions of travelers’ reviews and opinions about destinations, accommodations, activities and attractions, and restaurants worldwide, thereby creating the foundation for a unique platform that enables users to research and plan their travel experiences. TripAdvisor’s platform also enables users to compare real-time pricing and availability for these experiences as well as to book hotels, flights, cruises, vacation rentals, tours, activities and attractions, and restaurants, either on a TripAdvisor site or app, or on the site or app of one of TripAdvisor’s travel partner sites. TripAdvisor-branded websites include tripadvisor.com in the United States and localized versions of the website in 48 markets and 28 languages worldwide. In addition to the flagship TripAdvisor brand, TripAdvisor manages and operates 23 other travel media brands, connected by the common goal of providing users the most comprehensive travel-planning and trip-taking resources in the travel industry. TripAdvisor derives the majority of its revenue from its Hotel segment, which includes click-based advertising and transaction revenue, display-based advertising and subscription-based advertising revenue and other hotel revenue. The remainder of TripAdvisor’s revenue is generated through its Non-Hotel segment, which includes its attractions, restaurants and vacation rental businesses.

BuySeasons is an online retailer and supplier of costumes, accessories, seasonal décor, and party supplies. BuySeasons is dedicated to offering a large selection at affordable prices through its brands BuyCostumes.com and Celebrate Express. BuySeasons also operates a private-label drop ship program for other Internet retailers.

Spin-Off of TripCo from Liberty

Following the TripCo Spin-Off, Liberty and TripCo operate as separate, publicly traded companies, and neither has any stock ownership, beneficial or otherwise, in the other. In connection with the TripCo Spin-Off, TripCo entered into certain agreements, including the reorganization agreement, the services agreement, the facilities sharing agreement and the tax sharing agreement, with Liberty and/or Liberty Media Corporation (“Liberty Media”) (or certain of their

LIBERTY TRIPADVISOR HOLDINGS, INC.

Notes to Consolidated Financial Statements (Continued)

December 31, 2016, 2015 and 2014

subsidiaries) in order to govern certain of the ongoing relationships between the companies after the TripCo Spin-Off and to provide for an orderly transition.

The reorganization agreement provides for, among other things, the principal corporate transactions (including the internal restructuring) required to effect the TripCo Spin-Off, certain conditions to the TripCo Spin-Off and provisions governing the relationship between TripCo and Liberty with respect to and resulting from the TripCo Spin-Off.

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

The tax sharing agreement provides for the allocation and indemnification of tax liabilities and benefits between Liberty and TripCo and other agreements related to tax matters. Pursuant to the tax sharing agreement, TripCo has agreed to indemnify Liberty, subject to certain limited exceptions, for losses and taxes resulting from the TripCo Spin-Off to the extent such losses or taxes result primarily from, individually or in the aggregate, the breach of certain restrictive covenants made by TripCo (applicable to actions or failures to act by TripCo and its subsidiaries following the completion of the TripCo Spin-Off).

(2)  Summary of Significant Accounting Policies

Cash and Cash Equivalents

Cash consists of cash deposits held in global financial institutions. Cash equivalents consist of highly liquid investments with maturities of three months or less at the time of acquisition.

Accounts Receivable and Allowance for Doubtful Accounts

Accounts receivable are generally due within 30 days and are recorded net of an allowance for doubtful accounts. Such allowance aggregated $9 million and $6 million at December 31, 2016 and 2015, respectively. For accounts outstanding longer than the contractual payment terms, the Company determines an allowance by considering a number of factors, including the length of time trade accounts receivable are past due, previous loss history, a specific customer’s ability to pay its obligations to us, and the condition of the general economy and industry as a whole.

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

December 31, 2016, 2015 and 2014

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

Derivative Instruments

All of the Company’s derivatives, whether designated in hedging relationships or not, are recorded on the balance sheet at fair value. If the derivative is designated as a fair value hedge, the changes in the fair value of the derivative and of the hedged item attributable to the hedged risk are recognized in earnings. If the derivative is designated as a cash flow hedge, the effective portions of changes in the fair value of the derivative are recorded in other comprehensive earnings and are recognized in the statement of operations when the hedged item affects earnings. Ineffective portions of changes in the fair value of cash flow hedges are recognized in earnings. If the derivative is not designated as a hedge, changes in the fair value of the derivative are recognized in earnings. None of the Company’s derivatives are currently designated as hedges.

The fair value of certain of the Company’s derivative instruments are estimated using the Black-Scholes-Merton model. The Black-Scholes-Merton model incorporates a number of variables in determining such fair values, including expected volatility of the underlying security and an appropriate discount rate. The Company obtains volatility rates from pricing services based on the expected volatility of the underlying security over the remaining term of the derivative instrument. A discount rate is obtained at the inception of the derivative instrument and updated each reporting period, based on the Company’s estimate of the discount rate at which it could currently settle the derivative instrument. The Company considered its own credit risk as well as the credit risk of its counterparties in estimating the discount rate. Management judgment is required in estimating the Black-Scholes-Merton model variables.

LIBERTY TRIPADVISOR HOLDINGS, INC.

Notes to Consolidated Financial Statements (Continued)

December 31, 2016, 2015 and 2014

Property and Equipment

Property and equipment consists of the following (amounts in millions):

	December 31,
	2016	2015
Buildings	$123	123
Leasehold improvements	39	34
Computer equipment	39	38
Furniture, office equipment and other	24	21
Total property and equipment	$225	216

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

LIBERTY TRIPADVISOR HOLDINGS, INC.

Notes to Consolidated Financial Statements (Continued)

December 31, 2016, 2015 and 2014

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

If a step one test is considered necessary based on the qualitative factors, the Company compares the estimated fair value of a reporting unit to its carrying value. Developing estimates of fair value requires significant judgments, including making assumptions about appropriate discount rates, perpetual growth rates, relevant comparable market multiples, public trading prices and the amount and timing of expected future cash flows. The cash flows employed in TripCo's valuation analysis are based on management's best estimates considering current marketplace factors and risks as well as assumptions of growth rates in future years. There is no assurance that actual results in the future will approximate these forecasts. For those reporting units whose carrying value exceeds the fair value, a second test is required to measure the impairment loss (the "Step 2 Test"). In the Step 2 Test, the fair value of the reporting unit is allocated to all of the assets and liabilities of the reporting unit with any residual value being allocated to goodwill. The difference between such allocated amount and the carrying value of the goodwill is recorded as an impairment charge.

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

December 31, 2016, 2015 and 2014

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

Accordingly, we have recorded foreign exchange losses of $4 million, $3 million and $10 million for the years ended December 31, 2016, 2015 and 2014, respectively, in other, net on our consolidated statements of operations. These amounts include gains and losses, realized and unrealized, on foreign currency forward contracts.

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

Click-based advertising and transaction revenue. Revenue is derived primarily from click-through fees charged to TripAdvisor’s travel partners for traveler leads sent to the travel partners’ website. TripAdvisor records revenue from click-through fees after the traveler makes the click-through to the travel partners’ websites. TripAdvisor’s instant booking transaction model revenue is comprised of commissions earned on all valid instant booking reservations. In a transaction model, instant booking commission revenue is recorded at the time a traveler books a hotel transaction on TripAdvisor’s site where TripAdvisor does not assume cancellation risk. In transactions in which TripAdvisor assumes cancellation risk, it records revenue in the month in which the traveler’s stay at a hotel occurs. TripAdvisor has no post-booking service obligations for instant booking transactions.

Display-based and subscription-based advertising. TripAdvisor recognizes display advertising revenue ratably over the advertising period or upon delivery of advertising impressions, depending on the terms of the advertising contract. Subscription-based revenue is recognized ratably over the related contractual period over which service is delivered.

LIBERTY TRIPADVISOR HOLDINGS, INC.

Notes to Consolidated Financial Statements (Continued)

December 31, 2016, 2015 and 2014

Attractions. TripAdvisor works with local operators, or merchant partners, to provide travelers with access to tours and activities in popular destinations worldwide, earning a commission for such service. TripAdvisor receives cash from the consumer at the time of booking of the destination activity and records these amounts, net of commissions, as deferred merchant payables on its consolidated balance sheets. Commission revenue is recorded as deferred revenue at the time of booking and later recognized when the consumer has completed the destination activity. TripAdvisor pays the destination activity operators after the travelers’ use. In transactions where TripAdvisor is not the merchant of record, it invoices and receives commissions directly from its merchant partners and records commission revenue when the consumer has completed the destination activity.

Restaurants. TripAdvisor recognizes reservation revenue (or per seated diner fees) on a transaction-by-transaction basis as diners are seated by its restaurant customers. Subscription-based revenue is recognized ratably over the related contractual period over which the service is delivered.

Vacation Rentals. TripAdvisor generates revenue from customers for online advertising services related to the listing of their properties for rent primarily on either a subscription basis over a fixed-term, or on a commission basis for transactions that are booked on TripAdvisor’s platform. Payments for term-based subscriptions received in advance of services being rendered are recorded as deferred revenue and recognized ratably to revenue on a straight-line basis over the listing period. TripAdvisor’s commission revenue is primarily generated on its free-to-list option, in lieu of a pre-paid subscription fee. When a commissionable transaction is booked on TripAdvisor’s platform, it receives cash from the traveler that includes both commission, which is recorded as deferred revenue, and the amount due to the property owner, which is recorded to deferred merchant payables on TripAdvisor’s consolidated balance sheet.  TripAdvisor pays the amount due to the property owner and recognizes its commission revenue at the time of the traveler’s stay. Additional revenue is derived on a pay-per-lead basis, as TripAdvisor provides leads for rental properties to property managers. Pay-per-lead revenue is billed and recognized in the period when the leads are delivered to the property managers.

Other Revenue.  Retail revenue is recognized at the time of delivery to customers. An allowance for returned merchandise is provided as a percentage of sales based on historical experience. The total reduction in sales due to returns was approximately $1 million, $3 million, and $2 million for each of the years ended December 31, 2016, 2015 and 2014, respectively. Shipping revenue is included in net sales and the related costs of shipping are included in operating expense. Sales tax collected from customers on retail sales is recorded on a net basis and is not included in revenue.

Operating Expense

Operating expenses consist primarily of certain technology and content expenses, including personnel and overhead expenses which include salaries, benefits and bonuses for salaried employees and contractors engaged in the design, development, testing content support and maintenance of TripAdvisor’s websites and mobile apps. Operating expense also includes to a lesser extent costs of services which are expenses that are closely correlated or directly related to service revenue generated, including advertising fees, flight search fees, credit card fees and data center costs. Other costs include licensing, maintenance expense, computer supplies, telecom costs, content translation costs and consulting costs.

General and Administrative

General and administrative expenses consist primarily of personnel and related overhead costs, including executive leadership, finance, legal and human resource functions as well as professional service fees and other fees including audit, legal, tax and accounting, and other costs including bad debt expense and charitable contributions.

LIBERTY TRIPADVISOR HOLDINGS, INC.

Notes to Consolidated Financial Statements (Continued)

December 31, 2016, 2015 and 2014

Selling and Marketing

Selling and marketing expenses primarily consist of direct costs, including traffic generation costs from search engine marketing, or SEM, and other online traffic acquisition costs, syndication costs and affiliate program commissions, social media costs, brand advertising, television and other offline advertising and public relations. In addition, our indirect sales and marketing expense consists of personnel and overhead expenses, including salaries, commissions, benefits, and bonuses for sales, sales support, customer support and marketing employees.

The Company incurs advertising expense consisting of traffic generation costs from search engines, affiliate program commissions, display advertising, other online and offline advertising expense, and promotions and public relations to promote our brands. Costs associated with advertisements are expensed in the period in which the advertisement takes place. Advertising expense was $544 million, $519 million and $357 million for each of the years ended December 31, 2016, 2015 and 2014, respectively.

Stock-Based Compensation

As more fully described in note 9, TripCo grants to its directors, employees and employees of its subsidiaries restricted stock and options (collectively, “Awards”) to purchase shares of TripCo common stock. TripCo measures the cost of employee services received in exchange for an Award of equity instruments (such as stock options and restricted stock) based on the grant-date fair value of the Award, and recognizes that cost over the period during which the employee is required to provide service (usually the vesting period of the Award). TripCo measures the cost of employee services received in exchange for an Award of liability instruments (such as stock appreciation rights that will be settled in cash) based on the current fair value of the Award, and remeasures the fair value of the Award at each reporting date. Certain outstanding awards that were previously granted by Liberty were assumed by TripCo upon the completion of the TripCo Spin-Off. Additionally, TripAdvisor is a consolidated company and has issued stock-based compensation to its employees related to its common stock. The consolidated statements of operations include stock-based compensation related to TripCo Awards, TripAdvisor equity, and Liberty Awards already held by BuySeasons employees.

Included in the accompanying consolidated statements of operations are the following amounts of stock-based compensation for the years ended December 31, 2016, 2015 and 2014 (amounts in millions):

	December 31,
	2016	2015	2014
Operating expense	$40	32	32
Selling, general and administrative	51	50	42
	$91	82	74

During the years ended December 31, 2016, 2015 and 2014, we capitalized $12 million, $8 million and $8 million, respectively, of stock-based compensation expense as internal-use software and website development costs.

In March 2016, the Financial Accounting Standards Board (“FASB”) issued new guidance which simplifies several aspects of the accounting for share-based payment award transactions, including the income tax consequences, forfeitures, classification of awards as either equity or liabilities, and classification on the statement of cash flows. The new standard is effective for the Company for fiscal years and interim periods beginning after December 15, 2016, with early application permitted. The Company adopted this guidance in the third quarter of 2016. In accordance with the new guidance, excess tax benefits and tax deficiencies are recognized as income tax benefit or expense rather than as additional paid-in capital. The Company has elected to recognize forfeitures as they occur rather than continue to estimate expected forfeitures. In addition, pursuant to the new guidance, excess tax benefits are classified as an operating activity on the

LIBERTY TRIPADVISOR HOLDINGS, INC.

Notes to Consolidated Financial Statements (Continued)

December 31, 2016, 2015 and 2014

consolidated statements of cash flows. The recognition of excess tax benefits and deficiencies are applied prospectively from January 1, 2016. For adjustments to compensation cost based on actual forfeitures, the Company has recorded an immaterial cumulative-effect adjustment to retained earnings as of January 1, 2016, which is included in other on the consolidated statements of equity. The presentation changes for excess tax benefits have been applied retrospectively in the consolidated statements of cash flows, resulting in $31 million and $20 million of excess tax benefits for the years ended December 31, 2015 and 2014, respectively, reclassified from cash flows from financing activities to cash flows from operating activities.

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

Deferred Merchant Payables

TripAdvisor receives cash from travelers at the time of booking related to its vacation rental, attractions and transaction-based businesses and it records these amounts, net of commissions, on its consolidated balance sheets as deferred merchant payables. TripAdvisor pays the hotel, attraction provider or vacation rental owner after the travelers’ use and subsequent billing from the hotel, attraction provider or vacation rental owner. Therefore, it receives cash from the traveler prior to paying the hotel, attraction provider or vacation rental owner, and this operating cycle represents a working capital source or use of cash to TripAdvisor. As long as these businesses grow, TripAdvisor expects that changes in working capital related to these transactions, depending on timing of payments and seasonality, will continue to impact operating cash flows. TripAdvisor’s deferred merchant payables balance was $128 million and $105 million for the years ended December 31, 2016 and 2015, respectively.

LIBERTY TRIPADVISOR HOLDINGS, INC.

Notes to Consolidated Financial Statements (Continued)

December 31, 2016, 2015 and 2014

Certain Risks and Concentrations

The TripAdvisor business is subject to certain risks and concentrations including dependence on relationships with its customers. TripAdvisor is highly dependent on advertising relationships with Expedia and Priceline, which each accounted for more than 10% of TripAdvisor’s consolidated revenue and combined accounted for approximately 46%, 46% and 46% of its total revenue for the years ended December 31, 2016, 2015 and 2014, respectively.

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

Earnings (Loss) per Common Share (EPS)

Basic earnings (loss) per common share (“EPS”) is computed by dividing net earnings (loss) by the weighted average number of common shares outstanding for the period. Diluted EPS presents the dilutive effect on a per share basis of potential common shares as if they had been converted at the beginning of the periods presented. Excluded from EPS for the years ended December 31, 2016, 2015 and 2014 are 2 million, less than a million and less than a million potential common shares, respectively, because their inclusion would be antidilutive.

The Company issued 73,685,924 common shares, which is the aggregate number of shares of Series A and Series B common stock outstanding upon the completion of the TripCo Spin-Off on August 27, 2014.

	Years ended December 31,
	2016	2015	2014
	number of shares in millions
Basic EPS	75	75	74
Potentially dilutive shares	—	—	—
Diluted EPS	75	75	74

Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported

LIBERTY TRIPADVISOR HOLDINGS, INC.

Notes to Consolidated Financial Statements (Continued)

December 31, 2016, 2015 and 2014

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

Recently Adopted Accounting Pronouncements

In August 2014, the FASB issued new accounting guidance which requires management to assess whether there are conditions or events, considered in the aggregate, that raise substantial doubt about an entity’s ability to continue as a going concern within one year after the financial statements are issued. If substantial doubt exists, additional disclosures are required.  The Company adopted this guidance during the year ended December 31, 2016. The adoption of this guidance did not have an impact on our consolidated financial statements and related disclosures.

In September 2015, the FASB issued new accounting guidance which eliminates the requirement for an acquirer in a business combination to account for measurement-period adjustments retrospectively. Instead, acquirers must recognize measurement-period adjustments during the period in which they determine the amounts, including the effect on earnings of any amounts that would have been recorded in previous periods if the accounting had been completed at the acquisition date. The Company adopted this guidance in the first quarter of 2016. The adoption of this guidance did not have a material impact on our consolidated financial statements and related disclosures.

New Accounting Pronouncements Not Yet Adopted

In May 2014, the FASB issued new accounting guidance on revenue from contracts with customers. The new guidance requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. This new guidance also requires additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments and assets recognized from costs incurred to obtain or fulfill a contract. In March 2016, the FASB issued additional guidance which clarifies principal versus agent considerations, and in April 2016, the FASB issued further guidance which clarifies the identification of performance obligations and the implementation guidance for licensing. The updated guidance will replace most existing revenue recognition guidance in GAAP when it becomes effective and permits the use of either a full retrospective or modified retrospective transition method. This guidance is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2017, and early adoption is permitted only for fiscal years beginning after December 15, 2016. We have identified the Company’s various revenue streams and are working with our subsidiaries to evaluate the quantitative effects of the new guidance. The Company has not yet selected a transition method. We will continue to provide updates as to the progress of our evaluation in our quarterly reports during 2017.

In February 2016, the FASB issued new guidance which revises the accounting for leases. Under the new guidance, lessees will be required to recognize a lease liability and a right-of-use asset for all leases. The new guidance also simplifies the accounting for sale and leaseback transactions. The new standard, to be applied via a modified retrospective transition approach, is effective for the Company for fiscal years and interim periods beginning after December 15, 2018, with early adoption permitted. The Company has not yet determined the effect of the standard on its ongoing financial reporting. The Company is currently working with its consolidated subsidiaries to evaluate the impact of the adoption of this new guidance on our consolidated financial statements, including identifying the population of leases, evaluating technology solutions and collecting lease data.

LIBERTY TRIPADVISOR HOLDINGS, INC.

Notes to Consolidated Financial Statements (Continued)

December 31, 2016, 2015 and 2014

In October 2016, the FASB issued new accounting guidance on income tax accounting associated with intra-entity transfers of assets other than inventory. This accounting update, which is part of the FASB's simplification initiative, is intended to reduce diversity in practice and the complexity of tax accounting, particularly for those transfers involving intellectual property. This new guidance requires an entity to recognize the income tax consequences of an intra-entity transfer of an asset other than inventory when the transfer occurs. The guidance is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2017, with early adoption permitted.  Upon adoption, an entity may apply the new guidance only on a modified retrospective basis through a cumulative-effect adjustment directly to retained earnings as of the beginning of the period of adoption. The Company is currently evaluating the impact of adopting this new guidance on its consolidated financial statements and related disclosures.

In August and November 2016, the FASB issued new accounting standards which add and clarify guidance on the classification of certain cash receipts and payments in the statement of cash flows, and add guidance on the presentation of restricted cash in the statement of cash flows, respectively. The guidance in both standards is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2017, with early adoption permitted, including adoption in an interim period, but any adjustments must be reflected as of the beginning of the fiscal year that includes that interim period.  Upon adoption, an entity may apply the new guidance only retrospectively to all prior periods presented in the financial statements. The Company is currently evaluating the impact of adopting this new guidance on its consolidated financial statements and disclosures. The new guidance is expected to change the presentation of paid in kind interest in the period it is paid from financing to operating on the consolidated statements of cash flows.

In January 2017, the FASB issued new accounting guidance which assists entities in evaluating when a set of transferred assets and activities is a business.  The guidance is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2017, and will be applied prospectively to any transactions occurring within the period of adoption.  Early adoption is permitted, including for interim or annual periods in which the financial statements have not been issued. The Company is currently evaluating the impact of adopting this new guidance on its financial statements and related disclosures.

In January 2017, the FASB issued new accounting guidance to simplify the measurement of goodwill impairment. Under the new guidance, an entity will no longer perform a hypothetical purchase price allocation to measure goodwill impairment.  Instead, impairment will be measured using the difference between the carrying amount and the fair value of the reporting unit. The guidance is effective for fiscal years, and interim periods within those fiscal year, beginning after December 15, 2019, with early adoption permitted for goodwill impairment tests with measurement dates after January 1, 2017. The Company is currently evaluating the effect that the updated standard will have on its financial statements and related disclosures.

LIBERTY TRIPADVISOR HOLDINGS, INC.

Notes to Consolidated Financial Statements (Continued)

December 31, 2016, 2015 and 2014

(3)  Supplemental Disclosures to Consolidated Statements of Cash Flows

	Years ended December 31,
	2016	2015	2014
	amounts in millions
Acquisitions and other investments, net of cash acquired:
Intangibles not subject to amortization	$17	17	253
Intangibles subject to amortization	25	12	194
Fair value of other assets acquired	9	2	25
Net liabilities assumed	(8)	—	(96)
Deferred tax assets (liabilities)	—	(2)	(40)
Other	—	—	(5)
Acquisitions and other investments, net of cash acquired	$43	29	331
Cash paid for interest	$10	7	8
Cash paid for income taxes	$30	44	54

(4)  TripAdvisor Acquisitions and Dispositions

Acquisitions

During the year ended December 31, 2016, TripAdvisor completed five acquisitions for a total purchase price of $34 million.  TripAdvisor paid net cash consideration of $28 million, which is net of $4 million of cash acquired, and includes $2 million in future holdback payments, which TripAdvisor currently plans to settle in its common stock. The total cash consideration is subject to adjustment based on final working capital adjustment calculations and certain indemnification obligations for general representations and warranties of the acquired company stockholders. The cash consideration was paid primarily from the U.S. TripAdvisor acquired 100% of the outstanding capital stock of the following companies: Tous Au Restaurant, a leading restaurant event week brand in France; HouseTrip, a European-based vacation rental website; Citymaps, a social mapping platform; Sneat, a provider of a mobile reservation platform for restaurants in France; and Couverts, a provider of an online and mobile reservations platform for restaurants in the Netherlands.

The purchase price allocations of TripAdvisor’s 2016 acquisitions are preliminary and subject to revision as more information becomes available, but in any case will not be revised beyond twelve months after the acquisition date and any change to the fair value of assets acquired or liabilities assumed will lead to a corresponding change to the purchase price allocable to goodwill in the period the adjustment is determined. The primary area of the purchase price allocation which is not yet finalized is related to income tax-related balances for Citymaps. Acquired goodwill related to TripAdvisor’s 2016 acquisitions is not deductible for tax purposes. Pro-forma results of operations for these acquisitions have not been presented as the financial impact to our consolidated financial statements, both individually and in the aggregate, would not be materially different from historical results.

LIBERTY TRIPADVISOR HOLDINGS, INC.

Notes to Consolidated Financial Statements (Continued)

December 31, 2016, 2015 and 2014

The following table presents the initial purchase price allocations recorded on our consolidated balance sheet for all 2016 acquisitions (in millions):

Goodwill	$17
Intangible assets	25
Net liabilities assumed	(8)
Total purchase price consideration	$34

Intangible assets acquired during 2016 included trade names of $4 million, customer lists and supplier relationships of $4 million, subscriber relationships of $5 million, and technology and other of $12 million. The overall weighted-average life of the intangible assets acquired in the purchase of these businesses during 2016 was 6 years, and will be amortized on a straight-line basis over their estimated useful lives.

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

The following table presents the purchase price allocations recorded on our consolidated balance sheet for all 2015 acquisitions (in millions):

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

Approximately $1 million, $1 million and $4 million of acquisition-related costs were expensed as incurred during the years ended December 31, 2016, 2015 and 2014, respectively, and are included in general and administrative expenses in the consolidated statements of operations.

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

December 31, 2016, 2015 and 2014

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

The Company’s assets and liabilities measured at fair value are as follows:

	December 31, 2016			December 31, 2015
		Quoted prices	Significant		Quoted prices	Significant
		in active	other		in active	other
		markets for	observable		markets for	observable
		identical assets	inputs		identical assets	inputs
Description	Total	(Level 1)	(Level 2)	Total	(Level 1)	(Level 2)
	amounts in millions
Cash equivalents	$53	53	—	44	39	5
Marketable securities	$118	—	118	47	—	47
Available-for-sale securities	$16	—	16	37	—	37
Variable postpaid forward	$51	—	51	NA	NA	NA

On June 6, 2016, TripCo entered into a variable postpaid forward transaction with a financial institution with respect to 7 million TripAdvisor shares held by the Company with a forward floor price of $38.90 per share and a forward cap price of $98.96 per share. TripCo borrowed $259 million against the variable postpaid forward on June 23, 2016 (see note 7). The asset associated with this instrument is included in the other assets line item in the consolidated balance sheet as of December 31, 2016. Changes in the fair value of the variable postpaid forward are recognized in realized and unrealized gains (losses) on financial instruments in the consolidated statements of operations.

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

December 31, 2016, 2015 and 2014

(6)  Goodwill and Other Intangible Assets

Goodwill and Indefinite Lived Intangible Assets

Changes in the carrying amount of goodwill are as follows (amounts in millions):

		Corporate
	TripAdvisor	and Other	Total
Balance at January 1, 2015	$3,691	—	3,691
Acquisition (1)	17	—	17
Other (2)	(19)	—	(19)
Balance at December 31, 2015	3,689	—	3,689
Acquisition (1)	17	—	17
Other (2)	(12)	—	(12)
Balance at December 31, 2016	$3,694	—	3,694

(1)	Additions to goodwill relate to TripAdvisor’s acquisitions. See “Note 4 – TripAdvisor, Inc. Acquisitions and Dispositions,” for further information.
(2)	Other changes are primarily due to foreign currency translation on goodwill.

As presented in the accompanying consolidated balance sheets, trademarks are the other significant indefinite lived intangible asset and the change from the prior year is due to the change in foreign exchange rates.

Intangible Assets subject to amortization

Intangible assets subject to amortization are comprised of the following:

	December 31, 2016				December 31, 2015
	Weighted
	Average	Gross		Net	Gross		Net
	Remaining	carrying	Accumulated	carrying	carrying	Accumulated	carrying
	Useful Life	amount	amortization	amount	amount	amortization	amount
	in years	amounts in millions
Customer relationships	5	866	(615)	251	965	(599)	366
Other	3	480	(244)	236	444	(185)	259
Total		1,346	(859)	487	1,409	(784)	625

Amortization of TripAdvisor intangible assets acquired during 2012 are expected to match the usage of the related assets and are being amortized on an accelerated basis as reflected in amortization expense and in the future amortization table below.

Amortization expense was $198 million, $245 million and $279 million for the years ended December 31, 2016,  2015 and 2014, respectively.

LIBERTY TRIPADVISOR HOLDINGS, INC.

Notes to Consolidated Financial Statements (Continued)

December 31, 2016, 2015 and 2014

The estimated future amortization expense for the next five years related to intangible assets with definite lives as of December 31, 2016, assuming no subsequent impairment of the underlying assets, is as follows (amounts in millions):

2017	$176
2018	$118
2019	$115
2020	$109
2021	$94

Impairments

During the years ended December 31, 2015 and 2014, we recorded impairments related to BuySeasons, presented in the statements of operations, which is included in the Corporate and other segment. The impairments are primarily related to trademarks. Continued declining operating results as compared to budgeted results and certain trends required a quantitative impairment test and a determination of fair value for BuySeasons. This fair value, including the related intangibles and goodwill, was determined using projections of future operating performance and applying a combination of market multiples (market approach) and discounted cash flow (income approach) calculations (Level 3). As of December 31, 2016 the accumulated impairment losses for BuySeasons was $46 million.

(7) Debt

Outstanding debt at December 31, 2016 and 2015 is summarized as follows:

	December 31,	December 31,
	2016	2015
	amounts in millions
TripAdvisor Credit Facilities	$164	200
TripAdvisor Chinese credit facilities	7	1
TripCo margin loans	203	421
TripCo variable postpaid forward	261	NA
Unamortized discount and debt issuance costs	—	(1)
Total consolidated TripCo debt	$635	621
Less debt classified as current	(80)	(1)
Total long-term debt	$555	620

LIBERTY TRIPADVISOR HOLDINGS, INC.

Notes to Consolidated Financial Statements (Continued)

December 31, 2016, 2015 and 2014

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

There is no specific repayment date prior to the five-year maturity date for borrowings under this revolving credit facility. During the year ended December 31, 2016, TripAdvisor borrowed an additional $101 million and repaid $210 million of its outstanding borrowings on the 2015 Credit Facility.  Based on TripAdvisor’s current leverage ratio, borrowings bear interest at LIBOR plus 125 basis points, or the Eurocurrency Spread. TripAdvisor is currently borrowing under a one-month interest period of 2.0% per annum, using a one-month interest period Eurocurrency Spread, which will reset periodically. Interest will be payable on a monthly basis while TripAdvisor is borrowing under the one-month interest rate period.

TripAdvisor is also required to pay a quarterly commitment fee, on the average daily unused portion of the revolving credit facility for each fiscal quarter and fees in connection with the issuance of letters of credit. Unused revolver capacity is currently subject to a commitment fee of 20 basis points, given TripAdvisor’s current leverage ratio. The 2015 Credit Facility includes $15 million of borrowing capacity available for letters of credit and $40 million for borrowings on same-day notice. As of December 31, 2016, TripAdvisor had issued $3 million of outstanding letters of credit under the 2015 Credit Facility.

TripAdvisor may voluntarily repay any outstanding borrowing under the 2015 Credit Facility at any time without premium or penalty, other than customary breakage costs with respect to Eurocurrency loans. Certain wholly-owned domestic subsidiaries of TripAdvisor have agreed to guarantee TripAdvisor’s obligations under the 2015 Credit Facility.

The 2015 Credit Facility contains a number of covenants that, among other things, restrict TripAdvisor’s ability to: incur additional indebtedness, create liens, enter into sale and leaseback transactions, engage in mergers or consolidations, sell or transfer assets, pay dividends and distributions, make investments, loans or advances, prepay certain subordinated indebtedness, make certain acquisitions, engage in certain transactions with affiliates, amend material agreements governing certain subordinated indebtedness, and change the fiscal year. The 2015 Credit Facility also requires TripAdvisor to maintain a maximum leverage ratio and contains certain customary affirmative covenants and events of default, including a change of control. If an event of default occurs, the lenders under the 2015 Credit Facility will be entitled to take various actions, including the acceleration of all amounts due under the 2015 Credit Facility. Additionally, the 2015 Credit Facility includes a subjective acceleration clause, which could be triggered by the lenders, if a representation, warranty or statement made by TripAdvisor proves to be incorrect in any material respect, which in turn would permit the lenders to accelerate repayment of any outstanding obligations.  TripAdvisor believes that the likelihood of the lender exercising this right is remote and, as such, borrowings under this facility are classified as long-term.

On September 7, 2016, TripAdvisor entered into an uncommitted facility agreement with Bank of America Merrill Lynch International Limited (the “Lender”), which provides for a $73 million unsecured revolving credit facility (the “2016 Credit Facility” and together with the 2015 Credit Facility, the “TripAdvisor Credit Facilities”) with no specific

LIBERTY TRIPADVISOR HOLDINGS, INC.

Notes to Consolidated Financial Statements (Continued)

December 31, 2016, 2015 and 2014

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

TripAdvisor borrowed $73 million under the 2016 Credit Facility in September 2016. These funds were used for TripAdvisor’s general working capital needs, primarily for partial repayment of TripAdvisor’s long-term debt, and the liability is recorded in short-term liabilities on the consolidated balance sheet as of December 31, 2016. TripAdvisor is currently borrowing under a one-month interest period of 1.9% per annum, which will reset periodically. Interest will be payable on a monthly basis while TripAdvisor is borrowing under the one-month interest rate period.

TripAdvisor Chinese Credit Facilities

In addition to borrowings under the Trip Advisor Credit Facilities, TripAdvisor maintains Chinese credit facilities. As of December 31, 2016 and 2015, there were approximately $7 million and $1 million of short term borrowings outstanding, respectively.

TripAdvisor’s Chinese subsidiary is party to a $30 million, one year revolving credit facility with Bank of America (the “Chinese Credit Facility—BOA”) that is currently subject to review on a periodic basis with no specific expiration period. The Chinese Credit Facility—BOA bears interest at a rate based on 100% of the People’s Bank of China’s base rate, which was 4.35% as of December 31, 2016. As of December 31, 2016, there are no outstanding borrowings under the Chinese Credit Facility—BOA.

In addition, TripAdvisor’s Chinese subsidiary is party to a RMB 70,000,000 (approximately $10 million) one-year revolving credit facility with J.P. Morgan Chase Bank (the “Chinese Credit Facility—JPM”). The Chinese Credit Facility—JPM bears interest at a rate based on 100% of the People’s Bank of China’s base rate, which was 4.35% as of December 31, 2016. As of December 31, 2016, TripAdvisor had $7 million of outstanding borrowings under the Chinese Credit Facility—JPM.

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

In connection with the variable postpaid forward transaction entered into on June 6, 2016, as described in note 5, TripCo borrowed $259 million against the variable postpaid forward on June 23, 2016. The term of the forward is four years. At maturity, the accreted loan amount due is approximately $272 million. The proceeds from the forward were used to repay $200 million in principal and $29 million of paid in kind interest on the margin loans with the remainder being used for general corporate purposes.

On June 23, 2016, TripCo amended the terms of the margin loan agreements with respect to the remaining borrowings of $200 million. Common Stock and Class B Common Stock of TripAdvisor were pledged as collateral

LIBERTY TRIPADVISOR HOLDINGS, INC.

Notes to Consolidated Financial Statements (Continued)

December 31, 2016, 2015 and 2014

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

During the year ended December 31, 2016, TripCo recorded $11 million and $2 million of non-cash interest related to the amended margin loans and variable postpaid forward, respectively.

As of December 31, 2016, the values of TripAdvisor’s shares pledged as collateral pursuant to the margin loan agreements and variable postpaid forward, determined based on the trading price of the Common Stock and on an as-if converted basis for the Class B Common Stock, are as follows:

	Number of Shares
	Pledged
	as Collateral as of	Share value as of
Pledged Collateral	December 31, 2016	December 31, 2016
	amounts in millions
Common Stock	18.2	$844
Class B Common Stock	12.8	$594

The outstanding margin loans contain various affirmative and negative covenants that restrict the activities of the borrower. The loan agreements do not include any financial covenants.

Additionally, in support of the margin loan agreements, TripCo and Liberty Interactive LLC entered into a promissory note (which expires in August 2017) whereby TripCo may request, upon certain margin call thresholds, up to $200 million in funds. Proceeds from the promissory note must be used by TripSPV to offset obligations under the margin loan agreements.

Fair Value

Due to the primarily variable rate nature, TripCo believes that the carrying amount of its debt approximated fair value at December 31, 2016 and 2015.

Debt Covenants

As of December 31, 2016, each of the Company and TripAdvisor was in compliance with its respective debt covenants.

LIBERTY TRIPADVISOR HOLDINGS, INC.

Notes to Consolidated Financial Statements (Continued)

December 31, 2016, 2015 and 2014

(8)  Income Taxes

TripCo was included in the federal consolidated income tax return of Liberty prior to August 27, 2014. The tax provision included in these financial statements has been prepared on a stand-alone basis, as if TripCo was not part of the consolidated Liberty group for periods prior to the TripCo Spin-Off. TripAdvisor, as a consolidated subsidiary for financial statement purposes, was not included in the Liberty consolidated group tax return and is not included in the TripCo consolidated group tax return subsequent to the TripCo Spin-Off as TripCo owns less than 80% of TripAdvisor. Additionally, upon the completion of the TripCo Spin-Off, the unused stand-alone net operating losses of BuySeasons was treated as a deemed equity distribution at that date. Furthermore, the income taxes payable allocated to TripCo by Liberty as of August 27, 2014 was treated as a deemed equity contribution of $29 million from Liberty upon completion of the TripCo Spin-Off.

Income tax benefit (expense) consists of:

	Years ended
	December 31,
	2016	2015	2014
	amounts in millions
Current:
Federal	$(33)	(42)	(77)
State and local	(3)	(7)	(22)
Foreign	(15)	(26)	(6)
	$(51)	(75)	(105)
Deferred:
Federal	$30	52	55
State and local	6	7	(16)
Foreign	16	26	31
	52	85	70
Income tax benefit (expense)	$1	10	(35)

The following table presents a summary of our domestic and foreign earnings from continuing operations before income taxes:

	Years ended
	December 31,
	2016	2015	2014
	amounts in millions
Domestic	$24	(70)	4
Foreign	22	74	40
Total	$46	4	44

LIBERTY TRIPADVISOR HOLDINGS, INC.

Notes to Consolidated Financial Statements (Continued)

December 31, 2016, 2015 and 2014

Income tax benefit (expense) differs from the amounts computed by applying the U.S. federal income tax rate of 35% as a result of the following:

	Years ended
	December 31,
	2016	2015	2014
	amounts in millions
Computed expected tax benefits (expense)	$(16)	(1)	(16)
State and local taxes, net of federal income taxes	(3)	2	(7)
Foreign taxes, net of foreign tax credits	28	48	28
Change in estimated tax rate	1	3	(15)
Basis difference in consolidated subsidiary	6	(21)	(5)
Change in valuation allowance	(9)	(7)	(7)
Change in unrecognized tax benefits	(11)	(12)	(14)
Federal tax credits	10	3	2
Other	(5)	(5)	(1)
Income tax (expense) benefit	$1	10	(35)

During 2016, the Company had income tax benefits from earnings in foreign jurisdictions taxed at rates lower than the 35% U.S. federal tax rate, partially offset by changes in unrecognized tax benefits and changes in valuation allowance.

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

LIBERTY TRIPADVISOR HOLDINGS, INC.

Notes to Consolidated Financial Statements (Continued)

December 31, 2016, 2015 and 2014

The tax effects of temporary differences and tax attributes that give rise to significant portions of the deferred income tax assets and deferred income tax liabilities are presented below:

	December 31,
	2016	2015
	amounts in millions
Deferred tax assets:
Loss carryforwards	$93	89
Stock-based compensation	57	56
Lease financing obligation	33	33
Other	85	32
Total deferred tax assets	268	210
Less: valuation allowance	(33)	(23)
Net deferred tax assets	235	187
Deferred tax liabilities:
Intangible assets	(773)	(811)
Investments	(45)	(33)
Other	(76)	(62)
Total deferred tax liabilities	(894)	(906)
Net deferred tax liability	$(659)	(719)

During the year ended December 31, 2016, there was a $10 million increase in the Company’s valuation allowance due to additional foreign net operating losses at TripAdvisor.

TripAdvisor has not provided for deferred U.S. income taxes on undistributed earnings of certain foreign consolidated companies that it intends to reinvest permanently outside the United States; the total amount of such earnings as of December 31, 2016 was $828 million. Should these earnings be distributed or treated under certain U.S. tax rules as having distributed earnings of foreign consolidated companies in the form of dividends or otherwise, TripAdvisor may be subject to U.S. income taxes. Due to complexities in tax laws and various assumptions that would have to be made, it is not practicable at this time to estimate the amount of unrecognized deferred U.S. taxes on these earnings.

At December 31, 2016, the Company has a deferred tax asset of $93 million for federal, state, and foreign loss carryforwards.  Of this amount, $46 million is recorded at TripAdvisor.  If not utilized to reduce income tax liabilities at TripAdvisor in future periods, these loss carryforwards will expire at various times between 2017 and 2036.  The remaining deferred tax asset of $47 million relates to federal and state net operating loss carryforwards recorded at TripCo. If not utilized to reduce income tax liabilities at TripCo in future periods, these net operating loss carryforwards will expire at various times between 2021 and 2036.  The loss carryforwards recorded at TripAdvisor and TripCo are expected to be utilized prior to expiration, except for $5 million of state net operating losses and $28 million of foreign net operating losses (on a tax-effected basis), which based on current projections of state and foreign taxable income may expire unused.

LIBERTY TRIPADVISOR HOLDINGS, INC.

Notes to Consolidated Financial Statements (Continued)

December 31, 2016, 2015 and 2014

A reconciliation of unrecognized tax benefits is as follows (amounts in millions):

	Years ended
	December 31,
	2016	2015	2014
Balance at beginning of year	$89	67	36
Additions based on tax positions related to the current year	16	15	13
Additions for tax positions of prior years	1	7	18
Reductions for lapse of statute of limitations	(1)	—	—
Balance at end of year	$105	89	67

As of December 31, 2016, 2015 and 2014 the Company had recorded tax reserves of $105 million, $89 million and $67 million, respectively, related to unrecognized tax benefits for uncertain tax positions, which is classified as long-term and included in other long-term liabilities on the consolidated balance sheets. Prior to the acquisition of a controlling interest in TripAdvisor in December 2012, the Company did not have any unrecognized tax benefits for uncertain tax positions. If the unrecognized tax benefits were to be recognized for financial statement purposes, approximately $63 million, $53 million and $65 million for the years ended December 31, 2016, 2015 and 2014, respectively, would be reflected in the Company’s tax expense and affect its effective tax rate. The Company’s estimate of its unrecognized tax benefits related to uncertain tax positions requires a high degree of judgment. The Company does not anticipate any material changes in the next fiscal year.

As of December 31, 2016 and 2015, the Company had recorded approximately $9 million and $6 million, respectively, of accrued interest and penalties related to uncertain tax positions.

As of December 31, 2016, Liberty’s tax years prior to 2013 are closed for federal income tax purposes, and the IRS has completed its examination of Liberty’s 2013 and 2014 tax years and TripCo’s 2014 and 2015 tax years. TripCo’s 2016 tax year is being examined currently as part of the IRS’s Compliance Assurance Process program. Because TripCo’s ownership of TripAdvisor is less than the required 80%, TripAdvisor does not consolidate with TripCo for federal income tax purposes.

Prior to December 2011, TripAdvisor was included in the consolidated federal income tax returns filed by Expedia. Expedia’s 2009, 2010 and 2011 tax years are currently being audited by the IRS. TripAdvisor and Expedia are parties to a tax sharing agreement whereby TripAdvisor is generally required to indemnify Expedia for any taxes resulting from the Expedia spin-off (and any related interest, penalties, legal and professional fees, and all costs and damages associated with related stockholder litigation or controversies) to the extent such amounts resulted from (i) any act or failure to act by TripAdvisor described in the covenants in the tax sharing agreement, (ii) any acquisition of TripAdvisor’s equity securities or assets or those of a member of its group, or (iii) any failure of the representations with respect to TripAdvisor or any member of its group to be true or any breach by TripAdvisor or any member of its group of any covenant, in each case, which is contained in the separation documents or in the documents relating to the IRS private letter ruling and/or the opinion of counsel.

TripAdvisor is undergoing an audit by the IRS for the 2012 and 2013 tax years. Various states are currently examining TripAdvisor’s prior year’s state income tax returns. TripAdvisor is no longer subject to tax examinations by tax authorities for years prior to 2008.  As of December 31, 2016, no material assessments have resulted for the 2012 and 2013 tax years.

LIBERTY TRIPADVISOR HOLDINGS, INC.

Notes to Consolidated Financial Statements (Continued)

December 31, 2016, 2015 and 2014

In January 2017, as part of Expedia’s IRS audit, TripAdvisor received Notices of Proposed Adjustment from the IRS for the 2009 and 2010 tax years. These proposed adjustments are related to certain transfer pricing arrangements with TripAdvisor’s foreign subsidiaries, and would result in an increase to TripAdvisor’s worldwide income tax expense in an estimated range of $10 million to $14 million for 2009 and 2010 after consideration of competent authority relief, exclusive of interest and penalties. TripAdvisor disagrees with the proposed adjustments and intends to defend its position through applicable administrative and, if necessary, judicial remedies. TripAdvisor’s policy is to review and update tax reserves as facts and circumstances change. Based on TripAdvisor’s interpretation of the regulations and available case law, it believes the position taken with regard to transfer pricing with its foreign subsidiaries is sustainable.  In addition to the risk of additional tax for 2009 and 2010 transactions, if the IRS were to seek transfer pricing adjustments of a similar nature for transactions in subsequent years, TripAdvisor would be subject to significant additional tax liabilities.

(9) Stock-Based Compensation

TripCo Incentive Plans

In connection with the TripCo Spin-Off, the holder of an outstanding option or stock appreciation right (collectively “Award”) to purchase shares of Liberty Ventures Series A and Series B common stock on the record date (a “Liberty Ventures Award”) received an Award to purchase shares of the corresponding series of TripCo common stock and an adjustment to the exercise price and number of shares subject to the original Liberty Ventures Award (as so adjusted, an “adjusted Liberty Ventures Award”).  Following the TripCo Spin-Off, employees of Liberty hold Awards in both Liberty Ventures common stock and TripCo common stock.  The compensation expense relating to employees of Liberty is recorded at Liberty. Therefore, compensation expense related to Awards resulting from the TripCo Spin-Off will not be recognized in the Company’s consolidated financial statements.

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

TripCo - Grants

During the year ended December 31, 2016 and pursuant to the 2014 Plan, TripCo granted 67 thousand options to purchase shares of Series A common stock to its non-employee directors.  Such options had a weighted average grant-date fair value of $6.63 per share and cliff vest over a 1-year vesting period.  There were no options to purchase shares of Series B common stock granted during the period.

The Company has calculated the grant-date fair value for all of its equity classified awards and any subsequent remeasurement of its liability classified awards using the Black-Scholes-Merton Model.  The Company estimates the expected term of the Awards based on historical exercise and forfeiture data.  For grants made in 2016, 2015 and 2014, the range of expected terms was 5.7 years to 7.3 years.  Since TripCo common stock has not traded on the stock market for a significant length of time, the volatility used in the calculation for Awards is based on a blend of the historical volatility of TripCo and TripAdvisor common stock and the implied volatility of publicly traded TripCo and TripAdvisor options; as the most significant asset within TripCo, the volatility of TripAdvisor was considered in the overall volatility of TripCo.  For grants made in 2016, 2015 and 2014, the range of volatilities was 40.6% to 45.9%.  The Company uses a

LIBERTY TRIPADVISOR HOLDINGS, INC.

Notes to Consolidated Financial Statements (Continued)

December 31, 2016, 2015 and 2014

zero dividend rate and the risk-free rate for Treasury Bonds with a term similar to that of the subject options. The Company recognizes the cost of an Award over the period during which the employee is required to provide service (usually the vesting period of the Award).

TripCo - Outstanding Awards

The following table presents the number and weighted average exercise price (“WAEP”) of Awards to purchase TripCo common stock granted to certain officers, employees and directors of the Company, as well as the weighted average remaining life and aggregate intrinsic value of the Awards.

			Weighted
			average
			remaining	Aggregate
			contractual	intrinsic
	Series A	WAEP	life	value
	in thousands		in years	in millions
Outstanding at January 1, 2016	720	$14.67
Granted	67	$16.15
Exercised	(126)	$13.73
Forfeited/Cancelled	—	$—
Outstanding at December 31, 2016	661	$14.99	3.0	$1
Exercisable at December 31, 2016	580	$14.69	2.5	$1

Weighted
average
			remaining	Aggregate
			contractual	intrinsic
	Series B	WAEP	life	value
	in thousands		in years	in millions
Outstanding at January 1, 2016	1,797	$27.83
Granted	—	$—
Exercised	—	$—
Forfeited/Cancelled	—	$—
Outstanding at December 31, 2016	1,797	$27.83	8.0	$—
Exercisable at December 31, 2016	—	$—	—	$—

As of December 31, 2016, the total unrecognized compensation cost related to unvested equity Awards was $15 million. Such amount will be recognized in the Company’s statements of operations over a weighted average period of approximately 2 years.

As of December 31, 2016, TripCo reserved 2.5 million shares of Series A and Series B common stock for issuance under exercise privileges of outstanding stock Awards.

TripCo - Exercises

The aggregate intrinsic value of all TripCo options exercised during the years ended December 31, 2016, 2015 and 2014 was $1.2 million, $7.3 million and $10.7 million, respectively.

LIBERTY TRIPADVISOR HOLDINGS, INC.

Notes to Consolidated Financial Statements (Continued)

December 31, 2016, 2015 and 2014

TripCo — Restricted Stock

The aggregate fair value of all restricted shares of TripCo common stock that vested during the years ended December 31, 2016, 2015 and 2014 was $1.2 million.

As of December 31, 2016, the Company had approximately 16,000 unvested restricted shares of Series A TripCo common stock held by certain directors, officers and employees of the Company with a weighted average grant-date fair value of $6.19 per share.

TripAdvisor Equity Grant Awards

Pursuant to TripAdvisor’s Amended and Restated 2011 Stock and Annual Incentive Plan (the “2011 Incentive Plan”), TripAdvisor may grant restricted stock, restricted stock awards, restricted stock units (“RSUs”), stock options and other stock-based awards to TripAdvisor directors, officers, employees and consultants. Grants were valued using a volatility of 41.8% and the applicable risk free rate for an expected term of 4.9 years for the year ended December 31, 2016, volatility of 41.8% and the applicable risk free rate for an expected term of 5.4 years for the year ended December 31, 2015 and a volatility of 44.0% and the applicable risk free rate for an expected term of 5.8 years for the year ended December 31, 2014.

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

The following table presents the number, weighted average exercise price (“WAEP”) and aggregate intrinsic value of stock options to purchase TripAdvisor common stock granted under their 2011 Incentive Plan:

			Weighted
			Average
			Remaining	Aggregate
	Number of		Contractual	Intrinsic
	Options	WAEP	Life	Value
	in thousands		in years	in millions
Outstanding at January 1, 2016	5,720	$53.71
Granted	1,064	$63.43
Exercised	(733)	$31.58
Cancelled or expired	(233)	$70.76
Outstanding at December 31, 2016	5,818	$57.60	5.5	$25
Exercisable at December 31, 2016	2,796	$42.95	4.3	$24

LIBERTY TRIPADVISOR HOLDINGS, INC.

Notes to Consolidated Financial Statements (Continued)

December 31, 2016, 2015 and 2014

During the year ended December 31, 2016, TripAdvisor granted 1 million of service based stock options under their 2011 Incentive Plan, with a weighted average estimated grant-date fair value per option of $63.43. These stock options generally have a contractual term of ten years from the date of grant and generally vest over a four year requisite service period. As of December 31, 2016, the total number of shares available under the 2011 Incentive Plan is 15,051,221 shares. TripAdvisor related stock-based compensation for the year ended December 31, 2016 was approximately $85 million. As of December 31, 2016, the total unrecognized compensation cost related to unvested TripAdvisor stock options was approximately $48 million and will be recognized over a weighted average period of approximately 2.3 years.

Restricted Stock Units

RSUs are stock awards that are granted to employees entitling the holder to shares of TripAdvisor common stock as the award vests. RSUs are measured at fair value based on the number of shares granted and the quoted price of TripAdvisor common stock at the date of grant. The fair value of RSUs is amortized as stock-based compensation expense over the vesting term on a straight-line basis, with the amount of compensation expense recognized at any date at least equaling the portion of the grant-date fair value of the award that is vested at that date.

During the year ended December 31, 2016, TripAdvisor granted 2 million service based RSUs under their 2011 Incentive Plan for which the fair value was measured based on the quoted price of TripAdvisor common stock at the date of grant. The weighted average grant date fair value for RSUs granted during 2016 was $63.71 per share. The unvested TripAdvisor RSUs had a weighted average grant date fair value of $69.35 as of December 31, 2016. As of December 31, 2016, the total unrecognized compensation cost related to 2.9 million unvested TripAdvisor RSU’s outstanding was approximately $149 million which will be recognized over the remaining vesting term of approximately 2.8 years.

(10)  Employee Benefit Plans

Consolidated companies of TripCo sponsor 401(k) plans, which provide their employees an opportunity to make contributions to a trust for investment in TripCo common stock, as well as other mutual funds. The Company’s consolidated companies make matching contributions to the plans based on a percentage of the amount contributed by employees. Employer cash contributions related to BuySeasons and TripAdvisor were  $9 million, $7 million and $5 million for the years ended December 31, 2016, 2015 and 2014, respectively.

(11)  Related Party Transactions

Agreement with Chairman, President and CEO

Because of the significant voting power that Gregory B. Maffei would possess upon exercise of the options granted to him on December 21, 2014 and as a result of the share exchange between Mr. Maffei and certain of our stockholders in December 2014, the Compensation Committee of the Board of Directors of TripCo (the “Board”) and members of the Board independent of Mr. Maffei determined it was appropriate to request that Mr. Maffei and TripCo enter into a standstill agreement that would cap his voting interest at 34.9%, subject to a variety of limitations and exceptions.

(12)  Commitments and Contingencies

Operating Leases

TripCo’s consolidated companies have contractual obligations in the form of operating leases for office and warehouse space for which the related expense is recorded on a monthly basis. Certain leases contain periodic rent

LIBERTY TRIPADVISOR HOLDINGS, INC.

Notes to Consolidated Financial Statements (Continued)

December 31, 2016, 2015 and 2014

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

Upon completion of construction at the end of the second quarter of 2015, TripAdvisor evaluated the construction-in-progress asset and construction financing obligation for de-recognition under the criteria for “sale-leaseback” treatment under GAAP. TripAdvisor has continued economic involvement in the facility, and therefore did not meet the provisions for sale-leaseback accounting. This determination was based on TripAdvisor's continuing involvement with the property in the form of non-recourse financing to the lessor. Therefore, the lease has been accounted for as a financing obligation. Accordingly, TripAdvisor began depreciating the building asset over its estimated useful life and incurring interest expense related to the financing obligation imputed using the effective interest rate method. TripAdvisor bifurcates the lease payments into (i) a portion that is allocated to the building (a reduction to the construction financing obligation) and; (ii) a portion that is allocated to the land on which the building was constructed. The portion of the lease payments allocated to the land is treated as an operating lease that commenced in 2013. The construction financing obligation is considered a long-term finance lease obligation and is recorded to noncurrent “Other liabilities” in the consolidated balance sheets.  At the end of the lease term, the carrying value of the building asset and of the remaining financing obligation are expected to be equal, at which time TripAdvisor may either surrender the leased asset as settlement of the remaining financing obligation or extend the initial term of the lease for the continued use of the asset. TripAdvisor incurred approximately  $6 million and  $62 million of non-cash construction costs and related obligations in connection with the capitalization of construction-in-progress and tenant improvement costs during the years ended December 31, 2015 and 2014, respectively.

TripAdvisor also leases an aggregate of approximately 465,000 square feet at approximately 40 other locations across North America, Europe and Asia Pacific, primarily for its international management teams, sales offices, and subsidiary headquarters, pursuant to leases with expiration dates through June 2027.

For the years ended December 31, 2016,  2015 and 2014, TripCo recorded rental expense of $21 million, $22 million and $22 million, respectively. The following table presents TripCo’s estimated future minimum rental payments under operating leases with non-cancelable lease terms, including the new TripAdvisor headquarters lease, that expire after December 31, 2016 (amounts in millions):

2017	$28
2018	28
2019	29
2020	29
2021	29
Thereafter	136
$279

LIBERTY TRIPADVISOR HOLDINGS, INC.

Notes to Consolidated Financial Statements (Continued)

December 31, 2016, 2015 and 2014

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

LIBERTY TRIPADVISOR HOLDINGS, INC.

Notes to Consolidated Financial Statements (Continued)

December 31, 2016, 2015 and 2014

Performance Measures

	Years ended December 31,
	2016		2015		2014
		Adjusted		Adjusted		Adjusted
	Revenue	OIBDA	Revenue	OIBDA	Revenue	OIBDA
	amounts in millions
TripAdvisor	$1,480	352	1,492	464	1,246	468
Corporate and other	52	(16)	73	(30)	83	(26)
Consolidated TripCo	$1,532	336	1,565	434	1,329	442

Other Information

	December 31, 2016		December 31, 2015
	Total	Capital	Total	Capital
	Assets	expenditures	Assets	expenditures
	amounts in millions
TripAdvisor	$7,171	72	7,235	109
Corporate and other	111	1	50	3
Consolidated TripCo	$7,282	73	7,285	112

Revenue by Geographic Area

	December 31,
	2016	2015	2014
	amounts in millions
United States	$850	807	670
United Kingdom	210	215	191
Other countries	472	543	468
Consolidated TripCo	$1,532	1,565	1,329

Long-lived Assets by Geographic Area

	December 31,
	2016	2015
	amounts in millions
United States	$158	150
Other countries	18	30
Consolidated TripCo	$176	180

LIBERTY TRIPADVISOR HOLDINGS, INC.

Notes to Consolidated Financial Statements (Continued)

December 31, 2016, 2015 and 2014

The following table provides a reconciliation of consolidated Adjusted OIBDA to operating income and earnings (loss) before income taxes:

	Years ended December 31,
	2016	2015	2014
	amounts in millions
Consolidated Adjusted OIBDA	$336	434	442
Stock settled charitable contribution (1)	—	(67)	—
Stock-based compensation	(91)	(82)	(74)
Depreciation and amortization	(222)	(268)	(298)
Impairment of intangible assets	—	(2)	(2)
Operating income	23	15	68
Interest expense	(25)	(28)	(13)
Realized and unrealized gains (losses) on financial instruments, net	53	2	1
Other, net	(5)	15	(12)
Earnings (loss) before income taxes	$46	4	44

(1)

TripAdvisor recorded an expense for the year ending December 31, 2015 in the amount of $67 million for a non-cash contribution to the TripAdvisor Charitable Foundation (the “Foundation”) which was recorded to general and administrative expense in the consolidated statements of operations. TripAdvisor settled this obligation with treasury shares based on the fair value of its common stock on the date the treasury shares were issued to the Foundation. Due to the one-time nature and use of stock to settle the obligation, the amount has been excluded from Adjusted OIBDA for the year ended December 31, 2015, as shown above.

(14) Quarterly Financial Information (Unaudited)

As discussed in note 2, during the third quarter of 2016, the Company adopted new accounting guidance that requires the recognition of excess tax benefits and tax deficiencies as income tax benefit or expense rather than as additional paid-in capital. The Company has applied the new guidance prospectively from January 1, 2016. The unaudited quarterly information for the first and second quarters of 2016 has been retrospectively adjusted to reflect the impact of the adoption of this guidance.

	1st	2nd	3rd	4th
	Quarter	Quarter	Quarter	Quarter
	amounts in millions, except per share amounts
2016:
Revenue	$361	398	434	339
Operating income (loss)	$2	14	31	(24)
Net earnings (loss)	$(5)	7	26	19
Net earnings (loss) attributable to Liberty TripAdvisor Holdings, Inc. Series A and Series B stockholders	$(11)	(2)	(1)	35
Basic earnings (loss) attributable to Liberty TripAdvisor Holdings, Inc. Series A and Series B stockholders per common share	$(0.15)	(0.03)	(0.01)	0.47
Diluted earnings (loss) attributable to Liberty TripAdvisor Holdings, Inc. Series A and Series B Stockholders per common share	$(0.15)	(0.03)	(0.01)	0.47

LIBERTY TRIPADVISOR HOLDINGS, INC.

Notes to Consolidated Financial Statements (Continued)

December 31, 2016, 2015 and 2014

	1st	2nd	3rd	4th
	Quarter	Quarter	Quarter	Quarter
	amounts in millions, except per share amounts
2015:
Revenue	$374	414	432	345
Operating income (loss)	$38	25	35	(83)
Net earnings (loss)	$17	13	29	(45)
Net earnings (loss) attributable to Liberty TripAdvisor Holdings, Inc. Series A and Series B stockholders	$(7)	(7)	(3)	(23)
Basic earnings (loss) attributable to Liberty TripAdvisor Holdings, Inc. Series A and Series B stockholders per common share	$(0.09)	(0.09)	(0.04)	(0.31)
Diluted earnings (loss) attributable to Liberty TripAdvisor Holdings, Inc. Series A and Series B Stockholders per common share	$(0.09)	(0.09)	(0.04)	(0.31)

PART III

The following required information is incorporated by reference to our definitive proxy statement for our 2017 Annual Meeting of Stockholders presently scheduled to be held in the second quarter of 2017:

Item 10.Directors, Executive Officers and Corporate Governance

Item 11.Executive Compensation

Item 12.Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Item 13.Certain Relationships and Related Transactions, and Director Independence

Item 14.Principal Accountant Fees and Services

We expect to file our definitive proxy statement for our 2017 Annual Meeting of Shareholders with the Securities and Exchange Commission on or before May 1, 2017.

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

 (a)(3)  Exhibits

Listed below are the exhibits which are filed as a part of this Report (according to the number assigned to them in Item 601 of Regulation S-K):

2 -Plan of Acquisition, Reorganization, Arrangement, Liquidation or Succession:
2.1

Reorganization Agreement, dated as of August 15, 2014, between Liberty Interactive Corporation and Liberty TripAdvisor Holdings, Inc. (incorporated by reference to Exhibit 2.1 to Liberty Interactive Corporation’s Current Report on Form 8-K filed with the Securities and Exchange Commission on September 3, 2014 (File No. 001-33982) (the “Liberty Interactive 8-K”)).

3 -Articles of Incorporation and Bylaws:
3.1

Restated Certificate of Incorporation of the Registrant (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on September 3, 2014 (File No. 001-36603) (the “8-K”)).

3.2

Amended and Restated Bylaws of Liberty TripAdvisor Holdings, Inc. (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on August 13, 2015 (File No. 001-36603)).

4 -Instruments Defining the Rights to Securities Holders, including Indentures:
4.1

Specimen Certificate for shares of Series A Common Stock, par value $.01 per share, of the Registrant (incorporated by reference to Exhibit 4.1 to the Registrant's Registration Statement on Form S-1 filed with the Securities and Exchange Commission on May 6, 2014 (File No. 333-195705) (the “S-1”)).

4.2	Specimen Certificate for shares of Series B Common Stock, par value $.01 per share, of the Registrant (incorporated by reference to Exhibit 4.2 the S-1).
10 -Material Contracts:
10.1

Liberty TripAdvisor Holdings, Inc. 2014 Omnibus Incentive Plan (Amended and Restated as of March 11, 2015) (incorporated by reference to Annex A to the Registrant’s Proxy Statement on Schedule 14A filed with the Securities and Exchange Commission on April 22, 2015 (File No. 001-36603)).

10.2

Liberty TripAdvisor Holdings, Inc. Transitional Stock Adjustment Plan (incorporated by reference to Exhibit 99.1 to the Registrant’s Registration Statement on Form S-8 filed with the Securities and Exchange Commission on September 9, 2014 (File No. 333-198649)).

10.3

Non-Qualified Stock Option Agreement under the Liberty TripAdvisor Holdings, Inc. 2014 Omnibus Incentive Plan for Gregory B. Maffei, effective December 21, 2014 (incorporated by reference to Exhibit 10.1 to Liberty TripAdvisor Holdings, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2015 filed with the Securities and Exchange Commission on August 13, 2015 (File No. 001-36603)).

10.4

Tax Sharing Agreement, dated as of August 27, 2014, between Liberty Interactive Corporation and Liberty TripAdvisor Holdings, Inc. (incorporated by reference to Exhibit 10.1 to the Liberty Interactive 8-K).

10.5

Amendment to Tax Sharing Agreement, dated as of October 3, 2014, between Liberty Interactive Corporation and Liberty TripAdvisor Holdings, Inc. (incorporated by reference to Exhibit 10.1 to Liberty Interactive Corporation's Quarterly Report on 10-Q for the quarter ended March 31, 2015 filed with the Securities and Exchange Commission on May 8, 2015 (File No. 001-33982)).

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

10.8

Form of Indemnification Agreement by and between Liberty TripAdvisor Holdings, Inc. and its executive officers/directors (incorporated by reference to Exhibit 10.6 to Amendment No. 2 to the Registrant's Registration Statement on Form S-1 filed with the Securities and Exchange Commission on July 25, 2014 (File No. 333-195705)).

10.9

Aircraft Time Sharing Agreements, dated as of November 6, 2015, by and between Liberty Media Corporation and Liberty TripAdvisor Holdings, Inc. (incorporated by reference to Exhibit 10.9 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2015 filed with the Securities and Exchange Commission on February 18, 2016 (File No. 001-36603) (the “2015 Form 10-K”)).

10.10

Aircraft Time Sharing Agreement, dated as of August 27, 2014, by and among Liberty Citation, Inc., Liberty Denver Arena, LLC and Liberty TripAdvisor Holdings, Inc. (incorporated by reference to Exhibit 10.5 to the 8-K).

10.11

Governance Agreement, by and among TripAdvisor, Inc. Liberty Interactive Corporation and Barry Diller, dated as of December 20, 2011 (incorporated by reference to Exhibit 99.2 to Liberty Interactive Corporation's Schedule 13D in respect of common stock of TripAdvisor, Inc. filed with the Securities and Exchange Commission on December 30, 2011 (File No. 005-86536)).

10.12

Assignment and Assumption of Governance Agreement, made as of August 12, 2014, by and among Liberty TripAdvisor Holdings, Inc., Liberty Interactive Corporation and TripAdvisor, Inc. (incorporated by reference to Exhibit 7(b) to the Registrant’s Schedule 13D in respect of common stock of TripAdvisor, filed with the Securities and Exchange Commission on August 29, 2014 (File No. 005-86536)).

10.13

Letter Agreement, dated December 21, 2014, between Liberty TripAdvisor Holdings, Inc. and Gregory B. Maffei (incorporated by reference to Exhibit 99.1 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on December 29, 2014 (File No. 001-36603)).

10.14

Tax Sharing Agreement, by and between TripAdvisor, Inc. and Expedia, Inc., dated as of December 20, 2011 (incorporated by reference to Exhibit No. 10.2 to TripAdvisor’s Current Report on Form 8-K filed with the Securities and Exchange Commission on December 27, 2011 (File No. 001-35362) (the "TripAdvisor 8-K")).

10.15

Sublease between Newton Technology Park LLC and TripAdvisor LLC, dated as of October 31, 2007 (incorporated by reference to Exhibit 10.12 to Amendment No. 2 to TripAdvisor's Registration Statement on Form S-4 filed with the Securities and Exchange Commission on October 24, 2011 (File No. 333-175828-01) (the "TripAdvisor S-4")).

10.16	First Amendment to Sublease between Newton Technology Park LLC and TripAdvisor LLC, dated as of June 15, 2009 (incorporated by reference to Exhibit 10.13 to the TripAdvisor S-4).

10.17

Credit Agreement, by and among TripAdvisor, Inc., TripAdvisor Holdings, LLC, and TripAdvisor LLC, the lenders party thereto, JPMorgan Chase Bank, N.A., as administrative agent, and J.P. Morgan Europe Limited, as London agent, dated as of December 20, 2011 (incorporated by reference to Exhibit 4.2 to the TripAdvisor 8-K).

10.18

Waiver and Amendment Agreement, by and among TripAdvisor, Inc., TripAdvisor Holdings, LLC, and TripAdvisor LLC, the lenders party thereto, JPMorgan Chase Bank, N.A., as administrative agent, and J.P. Morgan Europe Limited, as London agent, dated as of December 27, 2013 (incorporated by reference to Exhibit 10.8 to TripAdvisor's Annual Report on Form 10-K for the year ended December 31, 2013 filed with the Securities and Exchange Commission on February 11, 2014 (File No. 001-35362) (the "TripAdvisor 10-K")).

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

10.20

Corporate Headquarters Lease with Normandy Gap-V Needham Building 3, LLC, as landlord, dated as of June 20, 2013 (incorporated by reference to Exhibit 10.1 to TripAdvisor's Quarterly Report on Form 10-Q for the quarter ended June 30, 2013, filed with the Securities and Exchange Commission on July 24, 2013 (File No. 001-35362) (the "TripAdvisor 10-Q")).

10.21	Guaranty dated June 20, 2013 by TripAdvisor, Inc. for the benefit of Normandy Gap-V Needham Building 3, LLC, as landlord (incorporated by reference to Exhibit 10.2 to the TripAdvisor 10-Q).
10.22	Form of TripAdvisor Media Group Master Advertising Insertion Order (incorporated by reference to Exhibit 10.21 to the TripAdvisor 10-K).
10.23

Form of Non-Qualified Stock Option Agreement under the Liberty TripAdvisor Holdings, Inc. 2014 Omnibus Incentive Plan (Amended and Restated as of March 11, 2015) (incorporated by reference to Exhibit 10.23 to the 2015 Form 10-K).

10.24

Form of Restricted Stock Award Agreement under Liberty TripAdvisor Holdings, Inc. 2014 Omnibus Incentive Plan (Amended and Restated as of March 11, 2015) (incorporated by reference to Exhibit 10.24 to the 2015 Form 10-K).

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

Item 16.  Form 10-K Summary.

Not applicable.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LIBERTY TRIPADVISOR HOLDINGS, INC.

Date: February 17, 2017	By:	/s/ GREGORY B. MAFFEI
Gregory B. Maffei Chairman, President and Chief Executive Officer

Date: February 17, 2017	By:	/s/ BRIAN J. WENDLING
Brian J. Wendling Senior Vice President and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

Signature	Title	Date

/s/Gregory B. Maffei	Chairman of the Board, President and	February 17, 2017
Gregory B. Maffei	Chief Executive Officer

/s/Brian J. Wendling	Senior Vice President and Chief Financial Officer	February 17, 2017
Brian J. Wendling	(Principal Financial Officer and Principal Accounting Officer)

/s/Michael J. Malone	Director	February 17, 2017
Michael J. Malone

/s/Chris Mueller	Director	February 17, 2017
Chris Mueller

/s/Larry E. Romrell	Director	February 17, 2017
Larry E. Romrell

/s/Albert E. Rosenthaler	Director	February 17, 2017
Albert E. Rosenthaler

/s/J. David Wargo	Director	February 17, 2017
J. David Wargo

EXHIBIT INDEX

Listed below are the exhibits which are filed as a part of this Report (according to the number assigned to them in Item 601 of Regulation S-K):

2 -Plan of Acquisition, Reorganization, Arrangement, Liquidation or Succession:
2.1

Reorganization Agreement, dated as of August 15, 2014, between Liberty Interactive Corporation and Liberty TripAdvisor Holdings, Inc. (incorporated by reference to Exhibit 2.1 to Liberty Interactive Corporation’s Current Report on Form 8-K filed with the Securities and Exchange Commission on September 3, 2014 (File No. 001-33982) (the “Liberty Interactive 8-K”)).

3 -Articles of Incorporation and Bylaws:
3.1

Restated Certificate of Incorporation of the Registrant (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on September 3, 2014 (File No. 001-36603) (the “8-K”)).

3.2

Amended and Restated Bylaws of Liberty TripAdvisor Holdings, Inc. (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on August 13, 2015 (File No. 001-36603)).

4 -Instruments Defining the Rights to Securities Holders, including Indentures:
4.1

Specimen Certificate for shares of Series A Common Stock, par value $.01 per share, of the Registrant (incorporated by reference to Exhibit 4.1 to the Registrant's Registration Statement on Form S-1 filed with the Securities and Exchange Commission on May 6, 2014 (File No. 333-195705) (the “S-1”)).

4.2	Specimen Certificate for shares of Series B Common Stock, par value $.01 per share, of the Registrant (incorporated by reference to Exhibit 4.2 the S-1).
10 -Material Contracts:
10.1

Liberty TripAdvisor Holdings, Inc. 2014 Omnibus Incentive Plan (Amended and Restated as of March 11, 2015) (incorporated by reference to Annex A to the Registrant’s Proxy Statement on Schedule 14A filed with the Securities and Exchange Commission on April 22, 2015 (File No. 001-36603)).

10.2

Liberty TripAdvisor Holdings, Inc. Transitional Stock Adjustment Plan (incorporated by reference to Exhibit 99.1 to the Registrant’s Registration Statement on Form S-8 filed with the Securities and Exchange Commission on September 9, 2014 (File No. 333-198649)).

10.3

Non-Qualified Stock Option Agreement under the Liberty TripAdvisor Holdings, Inc. 2014 Omnibus Incentive Plan for Gregory B. Maffei, effective December 21, 2014 (incorporated by reference to Exhibit 10.1 to Liberty TripAdvisor Holdings, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2015 filed with the Securities and Exchange Commission on August 13, 2015 (File No. 001-36603)).

10.4

Tax Sharing Agreement, dated as of August 27, 2014, between Liberty Interactive Corporation and Liberty TripAdvisor Holdings, Inc. (incorporated by reference to Exhibit 10.1 to the Liberty Interactive 8-K).

10.5

Amendment to Tax Sharing Agreement, dated as of October 3, 2014, between Liberty Interactive Corporation and Liberty TripAdvisor Holdings, Inc. (incorporated by reference to Exhibit 10.1 to Liberty Interactive Corporation's Quarterly Report on 10-Q for the quarter ended March 31, 2015 filed with the Securities and Exchange Commission on May 8, 2015 (File No. 001-33982)).

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

10.8

Form of Indemnification Agreement by and between Liberty TripAdvisor Holdings, Inc. and its executive officers/directors (incorporated by reference to Exhibit 10.6 to Amendment No. 2 to the Registrant's Registration Statement on Form S-1 filed with the Securities and Exchange Commission on July 25, 2014 (File No. 333-195705)).

10.9

Aircraft Time Sharing Agreements, dated as of November 6, 2015, by and between Liberty Media Corporation and Liberty TripAdvisor Holdings, Inc. (incorporated by reference to Exhibit 10.9 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2015 filed with the Securities and Exchange Commission on February 18, 2016 (File No. 001-36603) (the “2015 Form 10-K”)).

10.10

Aircraft Time Sharing Agreement, dated as of August 27, 2014, by and among Liberty Citation, Inc., Liberty Denver Arena, LLC and Liberty TripAdvisor Holdings, Inc. (incorporated by reference to Exhibit 10.5 to the 8-K).

10.11

Governance Agreement, by and among TripAdvisor, Inc. Liberty Interactive Corporation and Barry Diller, dated as of December 20, 2011 (incorporated by reference to Exhibit 99.2 to Liberty Interactive Corporation's Schedule 13D in respect of common stock of TripAdvisor, Inc. filed with the Securities and Exchange Commission on December 30, 2011 (File No. 005-86536)).

10.12

Assignment and Assumption of Governance Agreement, made as of August 12, 2014, by and among Liberty TripAdvisor Holdings, Inc., Liberty Interactive Corporation and TripAdvisor, Inc. (incorporated by reference to Exhibit 7(b) to the Registrant’s Schedule 13D in respect of common stock of TripAdvisor, filed with the Securities and Exchange Commission on August 29, 2014 (File No. 005-86536)).

10.13

Letter Agreement, dated December 21, 2014, between Liberty TripAdvisor Holdings, Inc. and Gregory B. Maffei (incorporated by reference to Exhibit 99.1 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on December 29, 2014 (File No. 001-36603)).

10.14

Tax Sharing Agreement, by and between TripAdvisor, Inc. and Expedia, Inc., dated as of December 20, 2011 (incorporated by reference to Exhibit No. 10.2 to TripAdvisor’s Current Report on Form 8-K filed with the Securities and Exchange Commission on December 27, 2011 (File No. 001-35362) (the "TripAdvisor 8-K")).

10.15

Sublease between Newton Technology Park LLC and TripAdvisor LLC, dated as of October 31, 2007 (incorporated by reference to Exhibit 10.12 to Amendment No. 2 to TripAdvisor's Registration Statement on Form S-4 filed with the Securities and Exchange Commission on October 24, 2011 (File No. 333-175828-01) (the "TripAdvisor S-4")).

10.16	First Amendment to Sublease between Newton Technology Park LLC and TripAdvisor LLC, dated as of June 15, 2009 (incorporated by reference to Exhibit 10.13 to the TripAdvisor S-4).
10.17

Credit Agreement, by and among TripAdvisor, Inc., TripAdvisor Holdings, LLC, and TripAdvisor LLC, the lenders party thereto, JPMorgan Chase Bank, N.A., as administrative agent, and J.P. Morgan Europe Limited, as London agent, dated as of December 20, 2011 (incorporated by reference to Exhibit 4.2 to the TripAdvisor 8-K).

10.18

Waiver and Amendment Agreement, by and among TripAdvisor, Inc., TripAdvisor Holdings, LLC, and TripAdvisor LLC, the lenders party thereto, JPMorgan Chase Bank, N.A., as administrative agent, and J.P. Morgan Europe Limited, as London agent, dated as of December 27, 2013 (incorporated by reference to Exhibit 10.8 to TripAdvisor's Annual Report on Form 10-K for the year ended December 31, 2013 filed with the Securities and Exchange Commission on February 11, 2014 (File No. 001-35362) (the "TripAdvisor 10-K")).

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

10.20

Corporate Headquarters Lease with Normandy Gap-V Needham Building 3, LLC, as landlord, dated as of June 20, 2013 (incorporated by reference to Exhibit 10.1 to TripAdvisor's Quarterly Report on Form 10-Q for the quarter ended June 30, 2013, filed with the Securities and Exchange Commission on July 24, 2013 (File No. 001-35362) (the "TripAdvisor 10-Q")).

10.21	Guaranty dated June 20, 2013 by TripAdvisor, Inc. for the benefit of Normandy Gap-V Needham Building 3, LLC, as landlord (incorporated by reference to Exhibit 10.2 to the TripAdvisor 10-Q).
10.22	Form of TripAdvisor Media Group Master Advertising Insertion Order (incorporated by reference to Exhibit 10.21 to the TripAdvisor 10-K).
10.23

Form of Non-Qualified Stock Option Agreement under the Liberty TripAdvisor Holdings, Inc. 2014 Omnibus Incentive Plan (Amended and Restated as of March 11, 2015) (incorporated by reference to Exhibit 10.23 to the 2015 Form 10-K).

10.24

Form of Restricted Stock Award Agreement under Liberty TripAdvisor Holdings, Inc. 2014 Omnibus Incentive Plan (Amended and Restated as of March 11, 2015) (incorporated by reference to Exhibit 10.24 to the 2015 Form 10-K).

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