Form 10-Q
period 2017-03-31
Liberty TripAdvisor Holdings, Inc.
filed 2017-05-09
CIK 1606745

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2017

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes ☒   No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒   No ☐

 Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non‑accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b‑2 of the Exchange Act.

Large accelerated filer ☒	Accelerated filer ☐	Non‑accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐	Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the Registrant is a shell company as defined in Rule 12b-2 of the Exchange Act. Yes ☐    No ☒

The number of outstanding shares of Liberty TripAdvisor Holdings, Inc. common stock as of April 30, 2017 was:

	Series A	Series B
Liberty TripAdvisor Holdings, Inc. common stock	72,073,487	2,929,777

LIBERTY TRIPADVISOR HOLDINGS, INC.

Condensed Consolidated Balance Sheets

(unaudited)

	March 31,	December 31,
	2017	2016
	amounts in millions
Assets
Current assets:
Cash and cash equivalents	$767	654
Trade and other receivables, net of allowance for doubtful accounts of $9 million and $9 million, respectively	234	191
Short term marketable securities (note 4)	15	118
Other current assets	40	47
Total current assets	1,056	1,010
Investments in available-for-sale securities (note 4)	3	16
Property and equipment, at cost	229	225
Accumulated depreciation	(55)	(49)
	174	176
Intangible assets not subject to amortization:
Goodwill	3,698	3,694
Trademarks	1,787	1,782
	5,485	5,476
Intangible assets subject to amortization, net	460	487
Other assets, at cost, net of accumulated amortization	124	117
Total assets	$7,302	7,282

             (continued)

See accompanying notes to condensed consolidated financial statements.

LIBERTY TRIPADVISOR HOLDINGS, INC.

Condensed Consolidated Balance Sheets (Continued)

(unaudited)

	March 31,	December 31,
	2017	2016
	amounts in millions
Liabilities and Equity
Current liabilities:
Deferred merchant and other payables	$233	146
Accrued liabilities	126	132
Current portion of debt (note 5)	7	80
Deferred revenue	88	64
Other current liabilities	7	13
Total current liabilities	461	435
Long-term debt (note 5)	676	555
Deferred income tax liabilities	658	659
Other liabilities	215	209
Total liabilities	2,010	1,858
Equity:
Preferred stock, $.01 par value. Authorized shares 50,000,000; no shares issued.	—	—
Series A common stock, $.01 par value. Authorized 200,000,000 shares; issued and outstanding 72,073,584 shares at March 31, 2017 and 72,046,485 at December 31, 2016	1	1
Series B common stock, $.01 par value. Authorized shares 7,500,000; issued and outstanding 2,929,777 shares at March 31, 2017 and 2,929,777 shares at December 31, 2016	—	—
Series C common stock, $.01 par value. Authorized shares 200,000,000; no shares issued.	—	—
Additional paid-in capital	228	245
Accumulated other comprehensive earnings (loss), net of taxes	(33)	(36)
Retained earnings	590	593
Total stockholders' equity	786	803
Noncontrolling interests in equity of subsidiaries	4,506	4,621
Total equity	5,292	5,424
Commitments and contingencies (note 6)
Total liabilities and equity	$7,302	7,282

See accompanying notes to condensed consolidated financial statements.

LIBERTY TRIPADVISOR HOLDINGS, INC.

Condensed Consolidated Statements of Operations

(unaudited)

	Three months ended
	March 31,
	2017	2016
	amounts in millions, except
	per share amounts
Service revenue	$372	352
Other revenue	6	9
Total revenue, net	378	361
Operating costs and expenses:
Operating expense, including stock-based compensation (note 2)	84	89
Selling, general and administrative, including stock-based compensation (note 2)	245	215
Depreciation and amortization	56	55
	385	359
Operating income (loss)	(7)	2
Other income (expense):
Interest expense	(5)	(8)
Realized and unrealized gain (losses) on financial instruments, net	6	(1)
Other, net	1	2
	2	(7)
Earnings (loss) before income taxes	(5)	(5)
Income tax (expense) benefit	(4)	(3)
Net earnings (loss)	(9)	(8)
Less net earnings (loss) attributable to noncontrolling interests	(6)	4
Net earnings (loss) attributable to Liberty TripAdvisor Holdings, Inc. shareholders	$(3)	(12)

Basic net earnings (loss) attributable to Series A and Series B Liberty TripAdvisor Holdings, Inc. shareholders per common share (note 3):	$(0.04)	(0.16)
Diluted net earnings (loss) attributable to Series A and Series B Liberty TripAdvisor Holdings, Inc. shareholders per common share (note 3):	$(0.04)	(0.16)

See accompanying notes to condensed consolidated financial statements.

LIBERTY TRIPADVISOR HOLDINGS, INC.

Condensed Consolidated Statements of Comprehensive Earnings (Loss)

(unaudited)

	Three months ended
	March 31,
	2017	2016
	amounts in millions
Net earnings (loss)	$(9)	(8)
Other comprehensive earnings (loss), net of taxes:
Foreign currency translation adjustments	14	10
Other comprehensive earnings (loss)	14	10
Comprehensive earnings (loss)	5	2
Less comprehensive earnings (loss) attributable to the noncontrolling interests	5	12
Comprehensive earnings (loss) attributable to Liberty TripAdvisor Holdings, Inc. shareholders	$—	(10)

See accompanying notes to condensed consolidated financial statements.

LIBERTY TRIPADVISOR HOLDINGS, INC.

Condensed Consolidated Statements of Cash Flows

(unaudited)

	Three months ended
	March 31,
	2017	2016
	amounts in millions
Cash flows from operating activities:
Net earnings (loss)	$(9)	(8)
Adjustments to reconcile net earnings (loss) to net cash provided by operating activities
Depreciation and amortization	56	55
Stock-based compensation	20	21
Deferred income tax expense (benefit)	—	(6)
Other noncash charges (credits), net	(4)	1
Changes in operating assets and liabilities
Current and other assets	(36)	(64)
Payables and other liabilities	101	117
Net cash provided (used) by operating activities	128	116
Cash flows from investing activities:
Capital expenditures, including internal-use software and website development	(18)	(17)
Purchases of short term investments and other marketable securities	—	(16)
Sales and maturities of short term investments and other marketable securities	116	44
Net cash provided (used) by investing activities	98	11
Cash flows from financing activities:
Borrowings of debt, net of financing costs	270	—
Repayments of debt	(224)	(90)
Payment of withholding taxes on net share settlements of equity awards	(13)	(9)
Shares issued by subsidiary	3	2
Shares repurchased by subsidiary	(150)	—
Net cash provided (used) by financing activities	(114)	(97)
Effect of foreign currency exchange rates on cash	1	2
Net increase (decrease) in cash and cash equivalents	113	32
Cash and cash equivalents at beginning of period	654	644
Cash and cash equivalents at end of period	$767	676

See accompanying notes to condensed consolidated financial statements.

LIBERTY TRIPADVISOR HOLDINGS, INC.

Condensed Consolidated Statement of Equity

Three months ended March 31, 2017

(unaudited)

	Stockholders' equity

						Accumulated		Noncontrolling
					Additional	other		interest in
	Preferred	Common Stock			paid-in	comprehensive	Retained	equity of	Total
	Stock	Series A	Series B	Series C	capital	earnings (loss)	earnings	subsidiaries	equity
	amounts in millions
Balance at January 1, 2017	$—	1	—	—	245	(36)	593	4,621	5,424
Net earnings (loss)	—	—	—	—	—	—	(3)	(6)	(9)
Other comprehensive earnings (loss)	—	—	—	—	—	3	—	11	14
Stock compensation	—	—	—	—	6	—	—	17	23
Withholding taxes on net share settlements of stock-based compensation	—	—	—	—	(13)	—	—	—	(13)
Shares issued by subsidiary	—	—	—	—	(4)	—	—	7	3
Shares repurchased by subsidiary	—	—	—	—	(6)	—	—	(144)	(150)
Balance at March 31, 2017	$—	1	—	—	228	(33)	590	4,506	5,292

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

The accompanying (a) condensed consolidated balance sheet as of December 31, 2016, which has been derived from audited financial statements, and (b) the interim unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and the instructions to Form 10‑Q and Article 10 of Regulation S‑X as promulgated by the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of the results for such periods have been included. Additionally, certain prior period amounts have been reclassified for comparability with the current period presentation. The results of operations for any interim period are not necessarily indicative of results for the full year. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes for the year ended December 31, 2016 as presented in the Company’s Annual Report on Form 10-K for the year ended December 31, 2016.

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates. The Company considers (i) recognition and recoverability of goodwill, intangible and long-lived assets, (ii) accounting for income taxes and (iii) stock‑based compensation to be its most significant estimates.

In May 2014, the Financial Accounting Standards Board (“FASB”) issued new accounting guidance on revenue from contracts with customers.  The new guidance requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. This new guidance also requires additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments and assets recognized from costs incurred to obtain or fulfill a contract. In March 2016, the FASB issued additional guidance, which clarifies principal versus agent considerations, and in April 2016, the FASB issued further guidance which clarifies the identification of performance obligations and the implementation guidance for licensing. The updated guidance will replace most existing revenue recognition guidance in GAAP when it becomes effective and permits the use of either a full retrospective or modified retrospective transition method. This guidance is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2017, and early adoption is permitted only for fiscal years beginning after December 15, 2016. We have identified the Company’s various revenue streams and are working with our subsidiaries to evaluate the quantitative effects of the new guidance. The Company has not yet selected a transition method. We will continue to provide updates as to the progress of our evaluation in our quarterly reports during 2017.

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

In March 2016, the FASB issued new guidance which simplifies several aspects of the accounting for share-based payment award transactions, including the income tax consequences, forfeitures, classification of awards as either equity or liabilities, and classification on the statement of cash flows. The Company adopted this guidance in the third quarter of 2016.  In accordance with the new guidance, excess tax benefits and tax deficiencies are recognized as income tax benefit or expense rather than as additional paid-in capital. The Company has elected to recognize forfeitures as they occur rather than continue to estimate expected forfeitures. In addition, pursuant to the new guidance, excess tax benefits are classified as an operating activity on the accompanying condensed consolidated statements of cash flows. The recognition of excess tax benefits and deficiencies are applied prospectively from January 1, 2016. The presentation changes for excess tax benefits have been applied retrospectively in the accompanying condensed consolidated statements of cash flows, resulting in  $4 million of excess tax benefits for the three months ended March 31, 2016, reclassified from cash flows from financing activities to cash flows from operating activities.

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

In January 2017, the FASB issued new accounting guidance, which assists entities in evaluating when a set of transferred assets and activities is a business. The guidance is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2017, and will be applied prospectively to any transactions occurring within the period of adoption. Early adoption is permitted, including for interim or annual periods in which the financial statements have not been issued. The Company is currently evaluating the impact of adopting this new guidance on its financial statements and related disclosures.

LIBERTY TRIPADVISOR HOLDINGS, INC.

Notes to Condensed Consolidated Financial Statements (Continued)

(unaudited)

In January 2017, the FASB issued new accounting guidance to simplify the measurement of goodwill impairment. Under the new guidance, an entity will no longer perform a hypothetical purchase price allocation to measure goodwill impairment. Instead, impairment will be measured using the difference between the carrying amount and the fair value of the reporting unit. The guidance is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019, with early adoption permitted for goodwill impairment tests with measurement dates after January 1, 2017. The Company is currently evaluating the effect that the updated standard will have on its financial statements and related disclosures.

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

Under these agreements, approximately $1 million was reimbursable to Liberty for both of the three month periods ended March 31, 2017 and 2016.

LIBERTY TRIPADVISOR HOLDINGS, INC.

Notes to Condensed Consolidated Financial Statements (Continued)

(unaudited)

(2) Stock-Based Compensation

TripCo Incentive Plans

TripCo has granted to certain of its directors and employees options to purchase shares of TripCo common stock (“Awards”). TripCo measures the cost of employee services received in exchange for an equity classified Award based on the grant-date fair value (“GDFV”) of the Award, and recognizes that cost over the period during which the employee is required to provide service (usually the vesting period of the Award).

TripCo has calculated the GDFV for all of its equity classified Awards using the Black-Scholes-Merton model. TripCo estimates the expected term of the Awards based on historical exercise and forfeiture data. Since TripCo common stock has not traded on the stock market for a significant length of time, the volatility used in the calculation for Awards is based on a blend of the historical volatility of TripCo and TripAdvisor common stock and the implied volatility of publicly traded TripCo and TripAdvisor options; as the most significant asset within TripCo, the volatility of TripAdvisor was considered in the overall volatility of TripCo. TripCo uses a zero dividend rate and the risk-free rate for Treasury Bonds with a term similar to that of the subject options.

Included in the accompanying condensed consolidated statements of operations are the following amounts of stock‑based compensation, the majority of which relates to TripAdvisor as discussed below:

	Three months ended
	March 31,
	2017	2016
	amounts in millions
Operating expense	$7	10
Selling, general and administrative expense	13	11
	$20	21

Stock-based compensation expense related to TripAdvisor was $19 million and $19 million for the three months ended March 31, 2017 and 2016, respectively.

TripCo - Outstanding Awards

The following table presents the number and weighted average exercise price (“WAEP”) of the Awards to purchase TripCo common stock granted to certain officers, employees and directors of the Company, as well as the weighted average remaining life and aggregate intrinsic value of the Awards.

			Weighted
			average
			remaining	Aggregate
			contractual	intrinsic
	Series A	WAEP	life	value
	in thousands		in years	in millions
Outstanding at January 1, 2017	661	$14.99
Granted	—	$—
Exercised	(27)	$13.53
Forfeited/Cancelled	—	$—
Outstanding at March 31, 2017	634	$15.05	2.6	$—
Exercisable at March 31, 2017	557	$14.81	2.1	$—

LIBERTY TRIPADVISOR HOLDINGS, INC.

Notes to Condensed Consolidated Financial Statements (Continued)

(unaudited)

There were no options to purchase shares of Series A common stock granted during the three months ended March 31, 2017. There was no activity during the period related to the TripCo Series B options.

As of March 31, 2017, the total unrecognized compensation cost related to unvested Awards was approximately $14 million. Such amount will be recognized in the Company's consolidated statements of operations over a weighted average period of approximately 2 years.

As of March 31, 2017, TripCo reserved 2.4 million shares of Series A and Series B common stock for issuance under exercise privileges of outstanding stock Awards.

TripAdvisor Equity Grant Awards

The following table presents the number and WAEP of the awards to purchase TripAdvisor common stock granted to certain officers, employees and directors of TripAdvisor.

			Weighted
			average
	TripAdvisor		remaining	Aggregate
	stock		contractual	intrinsic
	options	WAEP	life	value
	in thousands		in years	in millions
Outstanding at January 1, 2017	5,818	$57.60
Granted	1,486	$42.89
Exercised	(374)	$29.10
Cancelled or expired	(170)	$85.55
Outstanding at March 31, 2017	6,760	$55.24	6.4	$13
Exercisable at March 31, 2017	2,885	$47.97	4.9	$12

The weighted average grant date fair value of options granted was $17.20 for the three months ended March 31, 2017.

As of March 31, 2017, the total unrecognized compensation cost related to unvested TripAdvisor stock options was approximately $64 million and will be recognized over a weighted average period of approximately 2.9 years. The total intrinsic value of stock options exercised for the three months ended March 31, 2017 and 2016 was $7 million and $12 million, respectively.

Additionally, during the three months ended March 31, 2017, TripAdvisor granted 3,732 thousand service based restricted stock units (“RSUs”) under its Amended and Restated 2011 Stock and Annual Incentive Plan for which the fair value was measured based on the quoted price of TripAdvisor common stock at the date of grant. The weighted average grant date fair value for RSUs granted during the three months ended March 31, 2017 was $42.90 per share. As of March 31, 2017, the total unrecognized compensation cost related to TripAdvisor RSUs was approximately $283 million and will be recognized over a weighted average period of approximately 3.4 years.

(3) Earnings (Loss) Per Common Share (EPS)

Basic earnings (loss) per common share (“EPS”) is computed by dividing net earnings (loss) attributable to TripCo shareholders by the weighted average number of common shares outstanding (“WASO”) for the period. Diluted EPS presents the dilutive effect on a per share basis of potential common shares as if they had been converted at the beginning of the periods presented. Excluded from EPS for the three months ended March 31, 2017 and 2016 are less than a million

LIBERTY TRIPADVISOR HOLDINGS, INC.

Notes to Condensed Consolidated Financial Statements (Continued)

(unaudited)

potential common shares, respectively, because their inclusion would be antidilutive.

	Liberty TripAdvisor Holdings Common Stock
	Three months ended
	March 31,
	2017	2016
	number of shares in millions
Basic WASO	75	75
Potentially dilutive shares	—	—
Diluted WASO	75	75

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

The Company’s assets and liabilities measured at fair value are as follows:

	March 31, 2017			December 31, 2016
		Quoted prices	Significant		Quoted prices	Significant
		in active	other		in active	other
		markets for	observable		markets for	observable
		identical assets	inputs		identical assets	inputs
Description	Total	(Level 1)	(Level 2)	Total	(Level 1)	(Level 2)
	amounts in millions
Cash equivalents	$38	38	—	53	53	—
Marketable securities	$15	—	15	118	—	118
Available-for-sale securities	$3	—	3	16	—	16
Variable postpaid forward	$57	—	57	51	—	51

On June 6, 2016, TripCo entered into a variable postpaid forward transaction with a financial institution with respect to 7 million TripAdvisor shares held by the Company with a forward floor price of $38.90 per share and a forward cap price of $98.96 per share.  TripCo borrowed $259 million against the variable postpaid forward on June 23, 2016 (see note 5). The asset associated with this instrument is included in the Other assets line item on the face of the accompanying condensed consolidated financial statements as of March 31, 2017.

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

(5) Debt

Outstanding debt at March 31, 2017 and December 31, 2016 is summarized as follows:

	March 31,	December 31,
	2017	2016
	amounts in millions
TripAdvisor Credit Facilities	210	164
TripAdvisor Chinese credit facilities	7	7
TripCo margin loans	204	203
TripCo variable postpaid forward	262	261
Total consolidated TripCo debt	$683	635
Less debt classified as current	(7)	(80)
Total long-term debt	$676	555

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

There is no specific repayment date prior to the five-year maturity date for borrowings under the 2015 Credit Facility. During the three months ended March 31, 2017, TripAdvisor borrowed an additional $270 million and repaid $151 million of its outstanding borrowings on the 2015 Credit Facility. Based on TripAdvisor’s leverage ratio as of March 31, 2017, borrowings bear interest at LIBOR plus 125 basis points, or the Eurocurrency Spread. TripAdvisor is borrowing under a one-month interest period of 2.125% per annum as of March 31, 2017, using a one-month interest period Eurocurrency Spread, which will reset periodically. Interest will be payable on a monthly basis while TripAdvisor is borrowing under the one-month interest rate period.

TripAdvisor is also required to pay a quarterly commitment fee, on the daily unused portion of the revolving credit facility for each fiscal quarter and fees in connection with the issuance of letters of credit. Unused revolver capacity is subject to a commitment fee of 20 basis points, given TripAdvisor’s leverage ratio as of March 31, 2017. The 2015 Credit

LIBERTY TRIPADVISOR HOLDINGS, INC.

Notes to Condensed Consolidated Financial Statements (Continued)

(unaudited)

Facility includes $15 million of borrowing capacity available for letters of credit and $40 million for borrowings on same-day notice. As of March 31, 2017, TripAdvisor had issued $3 million of outstanding letters of credit under the 2015 Credit Facility.

TripAdvisor may voluntarily repay any outstanding borrowing under the 2015 Credit Facility at any time without premium or penalty, other than customary breakage costs with respect to Eurocurrency loans. Certain wholly-owned domestic subsidiaries of TripAdvisor have agreed to guarantee TripAdvisor’s obligations under the 2015 Credit Facility.

The 2015 Credit Facility contains a number of covenants that, among other things, restrict TripAdvisor’s ability to: incur additional indebtedness, create liens, enter into sale and leaseback transactions, engage in mergers or consolidations, sell or transfer assets, pay dividends and distributions, make investments, loans or advances, prepay certain subordinated indebtedness, make certain acquisitions, engage in certain transactions with affiliates, amend material agreements governing certain subordinated indebtedness, and change TripAdvisor’s fiscal year. The 2015 Credit Facility also requires TripAdvisor to maintain a maximum leverage ratio and contains certain customary affirmative covenants and events of default, including a change of control. If an event of default occurs, the lenders under the 2015 Credit Facility will be entitled to take various actions, including the acceleration of all amounts due under the 2015 Credit Facility. Additionally, the 2015 Credit Facility includes a subjective acceleration clause, which could be triggered by the lenders, if a representation, warranty or statement made by TripAdvisor proves to be incorrect in any material respect, which in turn would permit the lenders to accelerate repayment of any outstanding obligations. TripAdvisor believes that the likelihood of the lender exercising this right is remote and, as such, borrowings under this facility are classified as long-term.

On September 7, 2016, TripAdvisor entered into an uncommitted facility agreement with Bank of America Merrill Lynch International Limited (the “Lender”), which provides for a $73 million unsecured revolving credit facility (the “2016 Credit Facility” and together with the 2015 Credit Facility, the “TripAdvisor Credit Facilities”) with no specific expiration date.  The 2016 Credit Facility is available at the Lender’s absolute discretion and can be canceled at any time. Repayment terms for borrowings under the 2016 Credit Facility are generally one to six month periods or such other periods as the parties may mutually agree and bear interest at LIBOR plus 112.5 basis points.  TripAdvisor may borrow from the 2016 Credit Facility in U.S. dollars only and it may voluntarily repay any outstanding borrowing at any time without premium or penalty.  Any overdue amounts under or in respect of the 2016 Credit Facility not paid when due shall bear interest in the case of principal at the applicable interest rate plus 1.50% per annum. In addition, TripAdvisor, LLC, a wholly-owned domestic subsidiary of TripAdvisor, has agreed to guarantee TripAdvisor’s obligations under the 2016 Credit Facility.  There are no specific financial or incurrence covenants. TripAdvisor repaid all outstanding borrowings during the three months ended March 31, 2017.

TripAdvisor Chinese Credit Facilities

TripAdvisor’s Chinese subsidiary is party to a $30 million, one-year revolving credit facility with Bank of America (the “Chinese Credit Facility—BOA”) that is currently subject to review on a periodic basis with no specific expiration period. The Chinese Credit Facility—BOA currently bears interest at a rate based on 100% of the People’s Bank of China’s base rate, which was 4.35% as of March 31, 2017.  As of March 31, 2017, TripAdvisor had no outstanding borrowings from the Chinese Credit Facility—BOA.

In addition, TripAdvisor’s Chinese subsidiary is party to a RMB 70,000,000 (approximately $10 million) one-year revolving credit facility with J.P. Morgan Chase Bank (the “Chinese Credit Facility—JPM”). The Chinese Credit Facility—JPM bears interest at a rate based on 100% of the People’s Bank of China’s base rate, which was 4.35% as of March 31, 2017.  As of March 31, 2017,  TripAdvisor had $7 million of outstanding borrowings under the Chinese Credit Facility—JPM.

LIBERTY TRIPADVISOR HOLDINGS, INC.

Notes to Condensed Consolidated Financial Statements (Continued)

(unaudited)

TripCo Margin Loans and Variable Postpaid Forward

On August 21, 2014, a wholly owned subsidiary of TripCo entered into two margin loan agreements, which aggregated total borrowings of $400 million. Interest on the margin loans accrued at a rate of 3.65% plus LIBOR for six months and 3.25% thereafter. Interest on the margin loans was paid in kind and added to the principal amount on the loans.

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

For the three months ended March 31, 2017,  TripCo recorded $1 million and $1 million of non-cash interest related to the amended margin loans and variable postpaid forward, respectively.

As of March 31, 2017,  the values of TripAdvisor’s shares pledged as collateral pursuant to the margin loan agreements and variable postpaid forward, determined based on the trading price of the Common Stock and on an as-if converted basis for the Class B Common Stock, are as follows:

	Number of Shares
	Pledged as
	Collateral as of	Share value as of
Pledged Collateral	March 31, 2017	March 31, 2017
	amounts in millions
Common Stock	18.2	$784
Class B Common Stock	12.8	$552

The outstanding margin loans contain various affirmative and negative covenants that restrict the activities of the borrower. The loan agreements do not include any financial covenants.

Additionally, in support of the original margin loan agreements, TripCo and Liberty Interactive LLC entered into a promissory note (which expires in August 2017) whereby TripCo may request, upon certain margin call thresholds, up to

LIBERTY TRIPADVISOR HOLDINGS, INC.

Notes to Condensed Consolidated Financial Statements (Continued)

(unaudited)

$200 million in funds. Proceeds from the promissory note must be used by a bankruptcy remote wholly-owned subsidiary of TripCo to offset obligations under the margin loan agreements.

Debt Covenants

As of March 31, 2017, each of the Company and TripAdvisor was in compliance with its respective debt covenants.

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

For the three months ended March 31, 2017, TripCo has identified the following consolidated company as its reportable segment:

•	TripAdvisor - an online travel research company, empowering users to plan and maximize their travel experience.

LIBERTY TRIPADVISOR HOLDINGS, INC.

Notes to Condensed Consolidated Financial Statements (Continued)

(unaudited)

TripCo’s operating segments are strategic business units that offer different products and services. They are managed separately because each segment requires different technologies, distribution channels and marketing strategies. The accounting policies of the segments are the same as those described in the Company’s Summary of Significant Accounting Policies included in the Annual Report on Form 10-K for the year ended December 31, 2016.

Performance Measures

	Three months ended March 31,
	2017		2016
		Adjusted		Adjusted
	Revenue	OIBDA	Revenue	OIBDA
	amounts in millions
TripAdvisor	$372	73	352	85
Corporate and other	6	(4)	9	(7)
Consolidated TripCo	$378	69	361	78

Other Information

	March 31, 2017
	Total	Capital
	assets	expenditures
	amounts in millions
TripAdvisor	$7,191	18
Corporate and other	111	—
Consolidated TripCo	$7,302	18

The following table provides a reconciliation of segment Adjusted OIBDA to operating income (loss) and earnings (loss) before income taxes:

	Three months
	ended March 31,
	2017	2016
	amounts in millions
Consolidated segment Adjusted OIBDA	$69	78
Stock-based compensation	(20)	(21)
Depreciation and amortization	(56)	(55)
Operating income (loss)	(7)	2
Interest expense	(5)	(8)
Realized and unrealized gain (losses) on financial instruments, net	6	(1)
Other, net	1	2
Earnings (loss) before income taxes	$(5)	(5)

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

For additional risk factors, please see Part I, Item 1A of the Annual Report on Form 10-K for the year ended December 31, 2016. These forward-looking statements and such risks, uncertainties and other factors speak only as of the date of this Quarterly Report, and we expressly disclaim any obligation or undertaking to disseminate any updates or revisions to any forward-looking statement contained herein, to reflect any change in our expectations with regard thereto, or any other change in events, conditions or circumstances on which any such statement is based.

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

Overview

These financial statements refer to the consolidation of TripAdvisor, Inc. (“TripAdvisor”) and BuySeasons, Inc. (“BuySeasons”) as “TripCo,” “the Company,” “us,” “we” and “our” in the notes to the condensed consolidated financial statements. All significant intercompany accounts and transactions have been eliminated in the condensed consolidated financial statements.

Our “Corporate and other” category includes our interest in BuySeasons and corporate expenses.

Results of Operations—Consolidated—March 31, 2017 and 2016

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

	Three months ended
	March 31,
	2017	2016
	amounts in millions
Revenue
TripAdvisor	$372	352
Corporate and other	6	9
Consolidated TripCo	$378	361
Operating Income (Loss)
TripAdvisor	$(2)	11
Corporate and other	(5)	(9)
Consolidated TripCo	$(7)	2
Adjusted OIBDA
TripAdvisor	$73	85
Corporate and other	(4)	(7)
Consolidated TripCo	$69	78

Revenue.  Our consolidated revenue increased $17 million during the three months ended March 31, 2017, as compared to the corresponding period in the prior year due to an increase of $20 million at TripAdvisor and  a decrease of $3 million at Corporate and other. BuySeasons, the only consolidated subsidiary in Corporate and other, continues to shift its business model, which resulted in decreased revenue during the three months ended March 31, 2017. See “Results of Operations—TripAdvisor” below for a more complete discussion of the results of operations of TripAdvisor.

Operating Income (Loss).  Our consolidated operating income decreased $9 million for the three months ended March 31, 2017, respectively, as compared to the corresponding period in the prior year. The changes in operating income are due to increased revenue at TripAdvisor offset by higher direct selling and marketing costs. Additionally, BuySeasons has been able to decrease losses on lower revenue through small operational efficiencies. See “Results of Operations—TripAdvisor” below for a more complete discussion of the results of operations of TripAdvisor.

In connection with the Trip Spin‑Off, we entered into a services agreement and a facilities sharing agreement with Liberty Media. Pursuant to the services agreement, we pay Liberty Media for certain specified services related to our being a public company including insurance administration and risk management, legal, investor relations, tax, accounting and internal audit services. Amounts reimbursable to Liberty Media under the services agreement and the facilities agreement were approximately $1 million for both of the three month periods ended March 31, 2017 and 2016.

Adjusted OIBDA.  We define Adjusted OIBDA as revenue less cost of goods sold, operating expenses and selling, general and administrative (“SG&A”) expenses (excluding stock compensation), adjusted for specifically identified non-recurring transactions. Our chief operating decision maker and management team use this measure of performance in conjunction with other measures to evaluate our businesses and make decisions about allocating resources among our businesses. We believe this is an important indicator of the operational strength and performance of our businesses, including each business’s ability to service debt and fund capital expenditures. In addition, this measure allows us to view operating results, perform analytical comparisons and benchmarking between businesses and identify strategies to improve performance. This measure of performance excludes such costs as depreciation and amortization, stock‑based compensation, separately reported litigation settlements and restructuring and impairment charges that are included in the measurement of operating income pursuant to GAAP. Accordingly, Adjusted OIBDA should be considered in addition to, but not as a substitute for, operating income, net income, cash flow provided by operating activities and other measures of financial performance prepared in accordance with GAAP. See note 7 to the accompanying condensed consolidated financial statements for a reconciliation of Adjusted OIBDA to operating income (loss) and earnings (loss) before income taxes.

Consolidated Adjusted OIBDA decreased $9 million during the three months ended March 31, 2017, as compared to the corresponding period in the prior year. The decrease was primarily due to the operating results of TripAdvisor, partially offset by the small operating efficiencies achieved by BuySeasons. See “Results of Operations—TripAdvisor” below for a more complete discussion of the results of operations of TripAdvisor.

Other Income and Expense

Components of Other income (expense) are presented in the table below.

	Three months ended
	March 31,
	2017	2016
	amounts in millions
Interest expense
TripAdvisor	$(3)	(4)
Corporate and other	(2)	(4)
Consolidated TripCo	$(5)	(8)
Realized and unrealized gains (losses) on financial instruments, net
TripAdvisor	$—	(1)
Corporate and other	6	—
Consolidated TripCo	$6	(1)
Other, net
TripAdvisor	$1	1
Corporate and other	—	1
Consolidated TripCo	$1	2

Interest expense.  Interest expense decreased $3 million for the three months ended March 31, 2017.  Interest expense primarily consists of interest accrued, commitment fees and debt issuance cost amortization. TripAdvisor’s interest expense did not significantly change for the  three months ended March 31, 2017 when compared to the same period in 2016. Interest expense for Corporate and other decreased $2 million for the three months ended March 31, 2017, due to lower interest rates on outstanding borrowings.

Realized and unrealized gains (losses) on financial instruments, net. Realized and unrealized gains (losses) on financial instruments, net is primarily comprised of the change in the fair value of the variable postpaid forward.

Other, net.  Other income decreased by $1 million for the three months ended March 31, 2017,  as compared to the corresponding prior year period primarily due to the fluctuation of foreign exchange rates.

Income taxes.    During the three months ended March 31, 2017, we had losses before income tax of $5 million and income tax expense of $4 million. During the three months ended March 31, 2016, we had losses before income tax of $5 million and income tax expense of $3 million. For the three months ended March 31, 2017, the Company recognized additional tax expense related to changes in valuation allowance, changes in unrecognized tax benefits and the recognition of excess tax benefits and shortfalls related to share-based compensation.  These expense items were partially offset by the tax benefit of earnings in foreign jurisdictions taxed at a rate lower than the U.S. federal tax rate and an increase in federal tax credits.  For the three months ended March 31, 2016, the Company recognized additional tax expense related to changes in the valuation allowance, changes in unrecognized tax benefits and recognition of deferred tax liabilities for basis differences in the stock of a consolidated subsidiary. These expense items were partially offset with the tax benefit of earnings in foreign jurisdictions taxed at a rate lower than the U.S. federal tax rate.

Net earnings (loss).  We had net losses of $9 million and $8 million for the three months ended March 31, 2017 and 2016, respectively. The change in net earnings was the result of the above described fluctuations in our revenue and expenses.

Liquidity and Capital Resources

As of March 31, 2017, cash and cash equivalents primarily consist of cash on hand in global financial institutions, money market funds and marketable securities with maturities of 90 days or less.

The following are potential sources of liquidity: available cash balances, proceeds from asset sales, monetization of our investments, outstanding or anticipated debt facilities, debt and equity issuances and dividend and interest receipts.

As of March 31, 2017 TripCo had a cash balance of $767 million. Approximately $731 million of the cash balance, at March 31, 2017, is held at TripAdvisor. Although TripCo has a 57% voting interest in TripAdvisor, TripAdvisor is a separate public company with a significant non‑controlling interest, as TripCo has only an approximate 22% economic interest in TripAdvisor. Even though TripCo controls TripAdvisor through its voting interest and board representation, decision making with respect to using TripAdvisor’s cash balances must consider TripAdvisor’s minority holders. Accordingly, any potential distributions of cash from TripAdvisor to TripCo would generally be on a pro rata basis based on economic ownership interests. Approximately $554 million of the TripAdvisor cash balance is held by foreign subsidiaries of TripAdvisor which is generally accessible but certain tax consequences may reduce the net amount of cash TripAdvisor is able to utilize for domestic purposes. Historically, TripAdvisor’s operating cash flows have been sufficient to fund its working capital requirements, capital expenditures and long term debt obligations and other financial commitments and are expected to be sufficient in future periods.

	Three months ended
	March 31,
	2017	2016
	amounts in millions
Cash flow information
TripAdvisor cash provided (used) by operating activities	$134	124
Corporate and other cash provided (used) by operating activities	(6)	(8)
Net cash provided (used) by operating activities	$128	116

TripAdvisor cash provided (used) by investing activities	$98	11
Corporate and other cash provided (used) by investing activities	—	—
Net cash provided (used) by investing activities	$98	11

TripAdvisor cash provided (used) by financing activities	$(114)	(98)
Corporate and other cash provided (used) by financing activities	—	1
Net cash provided (used) by financing activities	$(114)	(97)

During the three months ended March 31, 2017, TripCo’s primary use of cash was approximately $150 million of share repurchases under TripAdvisor’s authorized share repurchase program. This use of cash was funded primarily with cash on hand, cash provided by operations,  approximately $46 million in net debt borrowings and approximately $116 million in sales and maturities of short term investments and other marketable securities.

The projected use of TripCo’s corporate cash will be to fund any operational cash deficits at BuySeasons, to pay fees to Liberty Media for providing certain services pursuant to the services and facilities sharing agreements, which is not expected to exceed $4 million annually, and to pay any other corporate level expenses. We anticipate TripCo’s corporate cash balance (without other financial resources potentially available as discussed above) to be sufficient to maintain operations through a refinancing arrangement on the margin loans and the variable postpaid forward. The debt service costs of the margin loans described above are paid in kind and become outstanding principal. At the maturity of the margin loans, a number of options are available to satisfy the loans as discussed above in potential sources of liquidity. TripAdvisor’s projected use of cash, incremental to increased operational investment in its business, will primarily be payment of long term debt obligations and other financial commitments, the repurchases of TripAdvisor common stock under its authorized share repurchase program and investment in new or existing businesses.

Results of Operations—TripAdvisor

TripAdvisor, Inc.  Our economic ownership interest in TripAdvisor is approximately 22% and TripCo’s results include the consolidated results of TripAdvisor and the elimination of approximately 78% of TripAdvisor’s net income (loss), including purchase accounting adjustments, through the Noncontrolling interest line item in the condensed consolidated statements of operations. TripAdvisor is a separate publicly traded company and additional information about TripAdvisor can be obtained through its website and its public filings. We believe a discussion of TripAdvisor’s standalone results promotes a better understanding of overall results of its business. TripAdvisor’s revenue, Adjusted OIBDA and operating income on a standalone basis for the three months ended March 31, 2017, and 2016 were as follows (see tables below for a reconciliation of TripAdvisor’s standalone results to those amounts reported by TripCo):

	Three months ended
	March 31,
	2017	2016
	amounts in millions
Revenue
Hotel	$314	303
Non-Hotel	58	49
Total revenue	372	352
Operating expense	69	68
SG&A	230	199
Adjusted OIBDA	73	85
Stock-based compensation	19	19
Depreciation and amortization	27	24
Operating income as reported by TripAdvisor	$27	42

Revenue

TripAdvisor’s Hotel revenue increased $11 million during the three months ended March 31, 2017  when compared to the same period in 2016. The increase in Hotel revenue is detailed as follows:

	Three months ended
	March 31,
	2017	2016
	amounts in millions
TripAdvisor-branded click-based and transaction	$211	189
TripAdvisor-branded display-based advertising and subscription	65	68
Other hotel revenue	38	46
Total Hotel revenue	$314	303

TripAdvisor-branded click-based and transaction revenue includes click-based advertising revenue (or revenue derived from its metasearch auction) from its TripAdvisor-branded websites and revenue from its transaction-based hotel instant booking feature. For the three months ended March 31, 2017, 67% of TripAdvisor’s total Hotel segment revenue was derived from its TripAdvisor-branded click-based and transaction revenue. TripAdvisor-branded click-based and transaction revenue increased $22 million during the three months ended March 31, 2017, when compared to the same period in 2016, primarily due to an increase in revenue per hotel shopper and a 9% increase in average monthly unique hotel shoppers. TripAdvisor’s revenue per hotel shopper increased  2%  during the three months ended March 31, 2017,  when compared to the same period in 2016, according to TripAdvisor’s log files. TripAdvisor believes this was primarily driven by the easing of dilutive effects from the global launch of its instant booking product feature as the product rollout laps year-over-year in certain markets, such as the U.S. and the U.K., including strong growth in U.S. revenue per hotel shopper, increased percentage of traffic from paid marketing channels and product enhancements since last year from various TripAdvisor initiatives. These increases were partially offset by a  decrease in certain non-U.S. markets due to the staggered launch of the instant booking feature, a greater percentage of hotel shoppers visiting TripAdvisor websites apps via mobile phones, as well as other factors, including increased competition, macroeconomic and geopolitical factors and fluctuations in foreign currency exchange rates.

TripAdvisor-branded display-based advertising and subscription revenue consists of revenue from display-based advertising and subscription-based hotel advertising revenue (or Business Advantage), as well as content licensing with third party websites. TripAdvisor-branded display-based advertising and subscription revenue decreased by $3 million or 4%, during the three months ended March 31, 2017, when compared to the same period in 2016. Display-based advertising revenue and subscription revenue each declined at comparable rates during the three months ended March 31, 2017. The decrease in display-based advertising revenue was primarily due to a decrease in impressions sold, while the decrease in subscription revenue was a result of lower sales productivity in 2016 which resulted in a lower recurring revenue base during the quarter-ended March 31, 2017.

TripAdvisor’s other hotel revenue primarily includes revenue from non-TripAdvisor branded websites, such as smartertravel.com, independenttraveler.com, and bookingbuddy.com, including click-based advertising revenue, display-based advertising revenue and room reservations sold through these websites. Other hotel revenue decreased by $8 million during the three months ended March 31, 2017, when compared to the same period in 2016, primarily due to a reallocation of spend amongst marketing channels within the Hotel segment.

TripAdvisor’s Non-Hotel segment revenue increased by $9 million or 18%, during the three months ended March 31, 2017, when compared to the same period in 2016,  primarily driven by increased bookings, increased bookable supply and user demand in TripAdvisor’s Attractions and Restaurant businesses.

TripAdvisor’s Attractions business saw an increase in its bookable supply of attraction listings and attraction partners, continued growth in its user base globally, and enhanced user experience from the introduction of new features, such as attractions on instant booking for mobile, which enables users to purchase tickets and tours seamlessly without leaving the mobile app. In its Restaurants business, TripAdvisor experienced continued revenue growth due to increased bookings in its more established markets and increased bookable supply of restaurant listings.

Revenue by Geography

TripAdvisor’s U.S. revenue increased $26 million, or 14%, during the three months ended March 31, 2017, when compared to the same period in 2016.  U.S. revenue represented 57% and 52%, of TripAdvisor’s total revenue during the three months ended March 31, 2017 and 2016, respectively. This increase was primarily due to an increase in U.S. TripAdvisor-branded click-based and transaction revenue, primarily driven by growth in U.S. revenue per hotel shopper and an increased percentage of traffic from paid marketing channels during the three months ended March 31, 2017, when compared to the same period in 2016 and also due to growth in TripAdvisor’s attractions business.

Revenue outside of the U.S., or non-U.S. revenue, decreased approximately $6 million, or 4%, during the three months ended March 31, 2017, when compared to the same period in 2016. TripAdvisor’s non-U.S. revenue represented approximately 43% and 48% of total revenue during the three months ended March 31, 2017 and 2016, respectively. The decline in non-U.S. revenue as a percentage of total revenue is largely due to the timing of TripAdvisor’s instant booking feature rollout in certain non-U.S. markets during the first half of 2016, and its associated dilutive impact to TripAdvisor-branded click-based and transaction revenue as compared to the rollout in its U.S. market, which was completed in the third quarter of 2015, and the impact of the fluctuation of foreign currency exchange rates against the U.S. Dollar, partially offset by growth in its restaurant business. TripAdvisor’s non-U.S. hotel shoppers have generally monetized at lower revenue per hotel shopper rates than hotel shoppers in the U.S. market for all periods presented.

Operating expense

The most significant driver of operating expense is technology and content costs which remained flat during the three months ended March 31, 2017, when compared to the same period in 2016.

Selling, general and administrative

Selling and marketing costs consist of direct selling and marketing costs and indirect costs, such as personnel and overhead. Selling and marketing costs increased approximately $34 million during the three months ended March 31, 2017, when compared to the same period in 2016, primarily due to increased SEM and online traffic acquisition costs and increased personnel costs from increased headcount to support business growth.

General and administrative costs decreased approximately  $3 million during the three months ended March 31, 2017. The decrease was primarily due to a decrease in consulting costs, legal costs and non-income taxes, partially offset by an increase in personnel and overhead costs.

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

The following is a reconciliation of the results as reported by TripAdvisor, used for comparison purposes as discussed above, for a greater understanding of the standalone operations of TripAdvisor, to the results reported by TripCo (amounts in millions):

	Three months ended March 31, 2017
		Purchase
	As Reported by	Accounting	As Reported by
	TripAdvisor	Adjustments	TripCo
Revenue	$372	—	372
Operating expense	(69)	—	(69)
Selling, general and administrative, excluding stock-based compensation	(230)	—	(230)
Adjusted OIBDA	73	—	73
Stock-based compensation	(19)	—	(19)
Depreciation and amortization	(27)	(29)	(56)
Operating income (loss)	$27	(29)	(2)

	Three months ended March 31, 2016
		Purchase
	As Reported by	Accounting	As Reported by
	TripAdvisor	Adjustments	TripCo
Revenue	$352	—	352
Operating expense	(68)	—	(68)
Selling, general and administrative, excluding stock-based compensation	(199)	—	(199)
Adjusted OIBDA	85	—	85
Stock-based compensation	(19)	—	(19)
Depreciation and amortization	(24)	(31)	(55)
Operating income (loss)	$42	(31)	11

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

We are exposed to changes in interest rates primarily as a result of our borrowings used to maintain liquidity and to fund business operations. The nature and amount of our long‑term and short‑term debt are expected to vary as a result of future requirements, market conditions and other factors. We plan to manage our overall exposure to interest rates by maintaining what we believe is an appropriate mix of fixed and variable rate debt. We believe this will protect us from interest rate risk. We expect that over time we will achieve this mix by (i) issuing fixed rate debt that we believe has a low stated interest rate and significant term to maturity and (ii) issuing variable rate debt with appropriate maturities and interest rates. As of March 31, 2017, our debt is comprised of the following amounts of variable and fixed rate debt:

	Variable rate debt		Fixed rate debt
	Principal	Weighted avg	Principal	Weighted avg
	amount	interest rate	amount	interest rate
	amount in millions
TripAdvisor	$217	2.2%	—	N/A
TripCo debt	$204	3.0%	262	1.3%

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

Item 4. Controls and Procedures.

In accordance with Rules 13a-15 and 15d-15 under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), the Company carried out an evaluation, under the supervision and with the participation of management, including its chief executive officer and its principal accounting and financial officer (the "Executives"), of the effectiveness of its disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, the Executives concluded that the Company's disclosure controls and procedures were effective as of March 31, 2017 to provide reasonable assurance that information required to be disclosed in its reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms.

There has been no change in the Company's internal control over financial reporting that occurred during the three months ended March 31, 2017 that has materially affected, or is reasonably likely to materially affect, its internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

194 shares of Liberty TripAdvisor Holdings, Inc. Series A common stock were surrendered by certain of our officers and employees to pay withholding taxes and other deductions in connection with the vesting of their restricted stock during the three months ended March 31, 2017.

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

LIBERTY TRIPADVISOR HOLDINGS, INC.

Date: May 9, 2017	By:	/s/ GREGORY B. MAFFEI
Gregory B. Maffei Chairman, President and Chief Executive Officer

Date: May 9, 2017	By:	/s/ BRIAN J. WENDLING
Brian J. Wendling Senior Vice President and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

EXHIBIT INDEX

Listed below are the exhibits which are filed as a part of this Report (according to the number assigned to them in Item 601 of Regulation S-K):

31.1	Rule 13a-14(a)/15d-14(a) Certification*
31.2	Rule 13a-14(a)/15d-14(a) Certification*
32	Section 1350 Certification**
101.INS	XBRL Instance Document*
101.SCH	XBRL Taxonomy Extension Schema Document*
101.CAL	XBRL Taxonomy Calculation Linkbase Document*
101.LAB	XBRL Taxonomy Label Linkbase Document*
101.PRE	XBRL Taxonomy Presentation Linkbase Document*
101.DEF	XBRL Taxonomy Definition Document*

*    Filed herewith

**  Furnished herewith