Form 10-Q
period 2017-06-30
Liberty TripAdvisor Holdings, Inc.
filed 2017-08-08
CIK 1606745

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2017

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

Indicate by check mark whether the Registrant is a shell company as defined in Rule 12b-2 of the Exchange Act. Yes ☐    No ☒

The number of outstanding shares of Liberty TripAdvisor Holdings, Inc. common stock as of July 31, 2017 was:

	Series A	Series B
Liberty TripAdvisor Holdings, Inc. common stock	72,126,107	2,929,777

Part I – Financial Information

LIBERTY TRIPADVISOR HOLDINGS, INC.

Condensed Consolidated Balance Sheets

(unaudited)

	June 30,	December 31,
	2017	2016
	amounts in millions
Assets
Current assets:
Cash and cash equivalents	$915	654
Trade and other receivables, net of allowance for doubtful accounts of $11 million and $9 million, respectively	252	191
Short term marketable securities (note 4)	17	118
Other current assets	25	47
Total current assets	1,209	1,010
Investments in available-for-sale securities (note 4)	4	16
Property and equipment, at cost	225	225
Accumulated depreciation	(54)	(49)
	171	176
Intangible assets not subject to amortization:
Goodwill	3,707	3,694
Trademarks	1,793	1,782
	5,500	5,476
Intangible assets subject to amortization, net	434	487
Other assets, at cost, net of accumulated amortization	139	117
Total assets	$7,457	7,282

             (continued)

See accompanying notes to condensed consolidated financial statements.

LIBERTY TRIPADVISOR HOLDINGS, INC.

Condensed Consolidated Balance Sheets (Continued)

(unaudited)

	June 30,	December 31,
	2017	2016
	amounts in millions
Liabilities and Equity
Current liabilities:
Deferred merchant and other payables	$351	146
Accrued liabilities	169	132
Current portion of debt (note 5)	7	80
Deferred revenue	90	64
Other current liabilities	8	13
Total current liabilities	625	435
Long-term debt (note 5)	728	555
Deferred income tax liabilities	644	659
Other liabilities	222	209
Total liabilities	2,219	1,858
Equity:
Preferred stock, $.01 par value. Authorized shares 50,000,000; no shares issued.	—	—
Series A common stock, $.01 par value. Authorized 200,000,000 shares; issued and outstanding 72,126,199 shares at June 30, 2017 and 72,046,485 at December 31, 2016	1	1
Series B common stock, $.01 par value. Authorized shares 7,500,000; issued and outstanding 2,929,777 shares at June 30, 2017 and 2,929,777 shares at December 31, 2016	—	—
Series C common stock, $.01 par value. Authorized shares 200,000,000; no shares issued.	—	—
Additional paid-in capital	239	245
Accumulated other comprehensive earnings (loss), net of taxes	(28)	(36)
Retained earnings	578	593
Total stockholders' equity	790	803
Noncontrolling interests in equity of subsidiaries	4,448	4,621
Total equity	5,238	5,424
Commitments and contingencies (note 6)
Total liabilities and equity	$7,457	7,282

See accompanying notes to condensed consolidated financial statements.

LIBERTY TRIPADVISOR HOLDINGS, INC.

Condensed Consolidated Statements of Operations

(unaudited)

	Three months ended		Six months ended
	June 30,		June 30,
	2017	2016	2017	2016
	amounts in millions, except
	per share amounts
Service revenue	$424	391	796	743
Other revenue	7	7	13	16
Total revenue, net	431	398	809	759
Operating costs and expenses:
Operating expense, including stock-based compensation (note 2)	92	91	176	180
Selling, general and administrative, including stock-based compensation (note 2)	271	239	516	454
Depreciation and amortization	55	55	111	110
	418	385	803	744
Operating income (loss)	13	13	6	15
Other income (expense):
Interest expense	(7)	(7)	(12)	(15)
Realized and unrealized gain (losses) on financial instruments, net	13	7	19	6
Gain (loss) on dispositions, net (note 1)	(18)	—	(18)	—
Other, net	2	(3)	3	(1)
	(10)	(3)	(8)	(10)
Earnings (loss) before income taxes	3	10	(2)	5
Income tax (expense) benefit	(10)	(4)	(14)	(4)
Net earnings (loss)	(7)	6	(16)	1
Less net earnings (loss) attributable to noncontrolling interests	5	8	(1)	14
Net earnings (loss) attributable to Liberty TripAdvisor Holdings, Inc. shareholders	$(12)	(2)	(15)	(13)

Basic net earnings (loss) attributable to Series A and Series B Liberty TripAdvisor Holdings, Inc. shareholders per common share (note 3):	$(0.16)	(0.03)	(0.20)	(0.17)
Diluted net earnings (loss) attributable to Series A and Series B Liberty TripAdvisor Holdings, Inc. shareholders per common share (note 3):	$(0.16)	(0.03)	(0.20)	(0.17)

See accompanying notes to condensed consolidated financial statements.

LIBERTY TRIPADVISOR HOLDINGS, INC.

Condensed Consolidated Statements of Comprehensive Earnings (Loss)

(unaudited)

	Three months ended		Six months ended
	June 30,		June 30,
	2017	2016	2017	2016
	amounts in millions
Net earnings (loss)	$(7)	6	(16)	1
Other comprehensive earnings (loss), net of taxes:
Foreign currency translation adjustments	21	(23)	35	(13)
Other comprehensive earnings (loss)	21	(23)	35	(13)
Comprehensive earnings (loss)	14	(17)	19	(12)
Less comprehensive earnings (loss) attributable to the noncontrolling interests	21	(9)	26	3
Comprehensive earnings (loss) attributable to Liberty TripAdvisor Holdings, Inc. shareholders	$(7)	(8)	(7)	(15)

See accompanying notes to condensed consolidated financial statements.

LIBERTY TRIPADVISOR HOLDINGS, INC.

Condensed Consolidated Statements of Cash Flows

(unaudited)

	Six months ended
	June 30,
	2017	2016
	amounts in millions
Cash flows from operating activities:
Net earnings (loss)	$(16)	1
Adjustments to reconcile net earnings (loss) to net cash provided by operating activities
Depreciation and amortization	111	110
Stock-based compensation	50	45
(Gain) loss on dispositions, net	18	—
Deferred income tax expense (benefit)	(17)	(20)
Other noncash charges (credits), net	(13)	—
Changes in operating assets and liabilities
Current and other assets	(60)	(59)
Payables and other liabilities	270	273
Net cash provided (used) by operating activities	343	350
Cash flows from investing activities:
Capital expenditures, including internal-use software and website development	(36)	(37)
Purchases of short term investments and other marketable securities	(7)	(98)
Sales and maturities of short term investments and other marketable securities	120	57
Other investing activities, net	(2)	1
Net cash provided (used) by investing activities	75	(77)
Cash flows from financing activities:
Borrowings of debt, net of financing costs	373	259
Repayments of debt	(279)	(338)
Payment of withholding taxes on net share settlements of equity awards	(14)	(11)
Option exercises	1	—
Shares issued by subsidiary	3	3
Shares repurchased by subsidiary	(250)	(12)
Net cash provided (used) by financing activities	(166)	(99)
Effect of foreign currency exchange rates on cash	9	(6)
Net increase (decrease) in cash and cash equivalents	261	168
Cash and cash equivalents at beginning of period	654	644
Cash and cash equivalents at end of period	$915	812

See accompanying notes to condensed consolidated financial statements.

LIBERTY TRIPADVISOR HOLDINGS, INC.

Condensed Consolidated Statement of Equity

Six months ended June 30, 2017

(unaudited)

	Stockholders' equity

						Accumulated		Noncontrolling
					Additional	other		interest in
	Preferred	Common Stock			paid-in	comprehensive	Retained	equity of	Total
	Stock	Series A	Series B	Series C	capital	earnings (loss)	earnings	subsidiaries	equity
	amounts in millions
Balance at January 1, 2017	$—	1	—	—	245	(36)	593	4,621	5,424
Net earnings (loss)	—	—	—	—	—	—	(15)	(1)	(16)
Other comprehensive earnings (loss)	—	—	—	—	—	8	—	27	35
Stock compensation	—	—	—	—	14	—	—	41	55
Issuance of common stock upon exercise of stock options	—	—	—	—	1	—	—	—	1
Withholding taxes on net share settlements of stock-based compensation	—	—	—	—	(14)	—	—	—	(14)
Shares issued by subsidiary	—	—	—	—	(5)	—	—	8	3
Shares repurchased by subsidiary	—	—	—	—	(2)	—	—	(248)	(250)
Balance at June 30, 2017	$—	1	—	—	239	(28)	578	4,448	5,238

See accompanying notes to condensed consolidated financial statements.

LIBERTY TRIPADVISOR HOLDINGS, INC.

Notes to Condensed Consolidated Financial Statements (Continued)

(unaudited)

(1) Basis of Presentation

During October 2013, the Board of Directors of Liberty Interactive Corporation and its subsidiaries (“Liberty”) authorized a plan to distribute to the stockholders of Liberty’s Liberty Ventures common stock shares of a wholly‑owned subsidiary, Liberty TripAdvisor Holdings, Inc. (“TripCo,”  “Consolidated TripCo,” the “Company,” “we,” “our” or “us,” unless the context otherwise requires) (the “Trip Spin‑Off”). TripCo holds its subsidiary TripAdvisor, Inc. (“TripAdvisor”) and held its former subsidiary, BuySeasons, Inc. (“BuySeasons”) until June 30, 2017. The Trip Spin-Off was completed on August 27, 2014 and effected as a pro‑rata dividend of shares of TripCo to the stockholders of Series A and Series B Liberty Ventures common stock of Liberty. The Trip Spin-Off was accounted for at historical cost due to the pro rata nature of the distribution to stockholders of Liberty Ventures common stock. TripAdvisor’s financial performance tends to be seasonally highest in the second and third quarters of a year, as these are key periods for leisure travel research and trip-taking, which includes the seasonal peak in traveler hotel and vacation rental stays, and tours and attractions taken, compared to the first and fourth quarters which represent seasonal low points.

On June 30, 2017, TripCo sold BuySeasons. The sale resulted in an $18 million loss, which is included in Gain (loss) on dispositions, net in the accompanying condensed consolidated statement of operations. BuySeasons is not presented as a discontinued operation as the sale does not represent a strategic shift that has a major effect on TripCo’s operations and financial results. Included in Revenue in the accompanying condensed consolidated statements of operations is $7 million and $7 million for the three months ended June 30, 2017 and 2016, respectively, and $13 million and $16 million for the six months ended June 30, 2017 and 2016, respectively, related to BuySeasons. Included in Net earnings (loss) in the accompanying condensed consolidated statements of operations are losses of less than $1 million and $1 million for the three months ended June 30, 2017 and 2016, respectively, and losses of $1 million and $5 million for the six months ended June 30, 2017 and 2016, respectively, related to BuySeasons. Included in Total assets in the accompanying condensed consolidated balance sheets as of December 31, 2016 is $23 million related to BuySeasons.

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

In May 2014, the Financial Accounting Standards Board (the “FASB”) issued new accounting guidance on revenue from contracts with customers.  The new guidance requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. This new guidance also requires additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts,

LIBERTY TRIPADVISOR HOLDINGS, INC.

Notes to Condensed Consolidated Financial Statements (Continued)

(unaudited)

including significant judgments and changes in judgments and assets recognized from costs incurred to obtain or fulfill a contract. In March 2016, the FASB issued additional guidance, which clarifies principal versus agent considerations, and in April 2016, the FASB issued further guidance which clarifies the identification of performance obligations and the implementation guidance for licensing. The updated guidance will replace most existing revenue recognition guidance in GAAP when it becomes effective and permits the use of either a full retrospective or modified retrospective transition method. This guidance is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2017, and early adoption is permitted only for fiscal years beginning after December 15, 2016. We have identified the Company’s various revenue streams and are working with TripAdvisor to evaluate the quantitative effects of the new guidance. The Company plans to adopt this new guidance under the modified retrospective method.

TripAdvisor is in the process of reviewing its revenue contracts portfolio and its current accounting policies and practices to identify potential differences that could result from applying the requirements of the new standard. To date, TripAdvisor has evaluated the majority of its Hotel revenue and, based on a preliminary analysis, does not expect a material impact to the timing or amount of its revenue recognition upon adoption of the new guidance. TripAdvisor is still evaluating the overall impact of this new guidance. We will continue to provide updates as to the progress of our evaluation in our quarterly reports during 2017.

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

In March 2016, the FASB issued new guidance which simplifies several aspects of the accounting for share-based payment award transactions, including the income tax consequences, forfeitures, classification of awards as either equity or liabilities, and classification on the statement of cash flows. The Company adopted this guidance in the third quarter of 2016.  In accordance with the new guidance, excess tax benefits and tax deficiencies are recognized as income tax benefit or expense rather than as additional paid-in capital. The Company has elected to recognize forfeitures as they occur rather than continue to estimate expected forfeitures. In addition, pursuant to the new guidance, excess tax benefits are classified as an operating activity on the accompanying condensed consolidated statements of cash flows. The recognition of excess tax benefits and deficiencies are applied prospectively from January 1, 2016. The presentation changes for excess tax benefits have been applied retrospectively in the accompanying condensed consolidated statements of cash flows, resulting in $6 million of excess tax benefits for the six months ended June 30, 2016, reclassified from cash flows from financing activities to cash flows from operating activities.

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

In May 2017, the FASB issued new accounting guidance that clarifies when changes to the terms or conditions of a share-based payment award must be accounted for as modifications. Under the new guidance, an entity will not apply modification accounting to a share-based payment award if the award’s fair value (or calculated value or intrinsic value, if those measurement methods are used), the award’s vesting conditions, and the award’s classification as an equity or liability instrument are the same immediately before and after the change. The guidance also states that an entity is not required to estimate the value of the award immediately before and after the change if the change does not affect any of the inputs to the model used to value the award. The guidance is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2017, and will be applied prospectively to awards modified on or after the adoption date. Early adoption is permitted, including adoption in any interim period for which financial statements have not yet been issued or made available for issuance. The Company is currently evaluating the impact of adopting this new guidance on its financial statements and related disclosures.

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

Under these agreements, approximately $1 million was reimbursable to Liberty for both of the three month periods ended June 30, 2017 and 2016 and approximately $1 million was reimbursable to Liberty for both of the six month periods ended June 30, 2017 and 2016.

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

LIBERTY TRIPADVISOR HOLDINGS, INC.

Notes to Condensed Consolidated Financial Statements (Continued)

(unaudited)

Included in the accompanying condensed consolidated statements of operations are the following amounts of stock‑based compensation, the majority of which relates to TripAdvisor as discussed below:

	Three months ended		Six months ended
	June 30,		June 30,
	2017	2016	2017	2016
	amounts in millions
Operating expense	$13	12	20	22
Selling, general and administrative expense	17	12	30	23
	$30	24	50	45

Stock-based compensation expense related to TripAdvisor was $28 million and $23 million for the three months ended June 30, 2017 and 2016, respectively, and $47 million and $43 million for the six months ended June 30, 2017 and 2016, respectively.

TripCo - Outstanding Awards

The following table presents the number and weighted average exercise price (“WAEP”) of the Awards to purchase TripCo common stock granted to certain officers, employees and directors of the Company, as well as the weighted average remaining life and aggregate intrinsic value of the Awards.

			Weighted
			average
			remaining	Aggregate
			contractual	intrinsic
	Series A	WAEP	life	value
	in thousands		in years	in millions
Outstanding at January 1, 2017	661	$14.99
Granted	—	$—
Exercised	(80)	$10.28
Forfeited/Cancelled	(2)	$28.64
Outstanding at June 30, 2017	579	$15.61	2.6	$—
Exercisable at June 30, 2017	503	$15.43	2.1	$—

There were no options to purchase shares of Series A common stock granted during the six months ended June 30, 2017. There was no activity during the period related to the TripCo Series B options.

As of June 30, 2017, the total unrecognized compensation cost related to unvested Awards was approximately $12 million. Such amount will be recognized in the Company's consolidated statements of operations over a weighted average period of approximately 2 years.

As of June 30, 2017, TripCo reserved 2.4 million shares of Series A and Series B common stock for issuance under exercise privileges of outstanding stock Awards.

LIBERTY TRIPADVISOR HOLDINGS, INC.

Notes to Condensed Consolidated Financial Statements (Continued)

(unaudited)

TripAdvisor Equity Grant Awards

The following table presents the number and WAEP of the Awards to purchase TripAdvisor common stock granted to certain officers, employees and directors of TripAdvisor.

			Weighted
			average
	TripAdvisor		remaining	Aggregate
	stock		contractual	intrinsic
	options	WAEP	life	value
	in thousands		in years	in millions
Outstanding at January 1, 2017	5,818	$57.60
Granted	1,502	$42.88
Exercised	(404)	$30.34
Cancelled or expired	(383)	$75.44
Outstanding at June 30, 2017	6,533	$54.89	6.7	$6
Exercisable at June 30, 2017	2,856	$47.75	4.6	$6

The weighted average grant date fair value of options granted was $17.19 for the six months ended June 30, 2017.

As of June 30, 2017, the total unrecognized compensation cost related to unvested TripAdvisor stock options was approximately $59 million and will be recognized over a weighted average period of approximately 2.6 years. The total intrinsic value of stock options exercised for the six months ended June 30, 2017 and 2016 was $6 million and $19 million, respectively.

Additionally, during the six months ended June 30, 2017, TripAdvisor granted 4,002 thousand service-based restricted stock units (“RSUs”) under its Amended and Restated 2011 Stock and Annual Incentive Plan for which the fair value was measured based on the quoted price of TripAdvisor common stock at the date of grant. The weighted average grant date fair value for RSUs granted during the six months ended June 30, 2017 was $42.88 per share. As of June 30, 2017, the total unrecognized compensation cost related to TripAdvisor RSUs was approximately $258 million and will be recognized over a weighted average period of approximately 3.2 years.

(3) Earnings (Loss) Per Common Share (EPS)

Basic earnings (loss) per common share (“EPS”) is computed by dividing net earnings (loss) attributable to TripCo shareholders by the weighted average number of common shares outstanding (“WASO”) for the period. Diluted EPS presents the dilutive effect on a per share basis of potential common shares as if they had been converted at the beginning of the periods presented. Excluded from EPS for both the three months ended June 30, 2017 and 2016 are 2 million potential common shares,  because their inclusion would be antidilutive. Excluded from EPS for both the six months ended June 30, 2017 and 2016 are 2 million potential common shares, because their inclusion would be antidilutive.

LIBERTY TRIPADVISOR HOLDINGS, INC.

Notes to Condensed Consolidated Financial Statements (Continued)

(unaudited)

	Liberty TripAdvisor Holdings Common Stock
	Three months ended		Six months ended
	June 30,		June 30,
	2017	2016	2017	2016
	number of shares in millions
Basic WASO	75	75	75	75
Potentially dilutive shares	—	—	—	—
Diluted WASO	75	75	75	75

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

The Company’s assets and liabilities measured at fair value are as follows:

	June 30, 2017			December 31, 2016
		Quoted prices	Significant		Quoted prices	Significant
		in active	other		in active	other
		markets for	observable		markets for	observable
		identical assets	inputs		identical assets	inputs
Description	Total	(Level 1)	(Level 2)	Total	(Level 1)	(Level 2)
	amounts in millions
Cash equivalents	$24	24	—	53	53	—
Marketable securities	$17	—	17	118	—	118
Available-for-sale securities	$4	—	4	16	—	16
Variable postpaid forward	$69	—	69	51	—	51

On June 6, 2016, TripCo entered into a variable postpaid forward transaction with a financial institution with respect to 7 million TripAdvisor shares held by the Company with a forward floor price of $38.90 per share and a forward cap price of $98.96 per share.  TripCo borrowed $259 million against the variable postpaid forward on June 23, 2016 (see note 5). The asset associated with this instrument is included in the Other assets line item on the face of the accompanying condensed consolidated balance sheets.

The fair value of Level 2 cash equivalents, marketable securities and available‑for‑sale securities were obtained from pricing sources for identical or comparable instruments, rather than direct observations of quoted prices in active markets. The fair value of Level 2 derivative assets were derived from a Black-Scholes-Merton model using observable market data as the significant inputs.

Other Financial Instruments

Other financial instruments not measured at fair value on a recurring basis include trade receivables, trade payables, accrued and other current liabilities, current portion of debt and long-term debt. With the exception of debt, the carrying

LIBERTY TRIPADVISOR HOLDINGS, INC.

Notes to Condensed Consolidated Financial Statements (Continued)

(unaudited)

amount approximates fair value due to the short maturity of these instruments as reported on our condensed consolidated balance sheets. The carrying value of our debt bears interest at a variable rate and therefore is also considered to approximate fair value.

(5) Debt

Outstanding debt at June 30, 2017 and December 31, 2016 is summarized as follows:

	June 30,	December 31,
	2017	2016
	amounts in millions
TripAdvisor Credit Facilities	260	164
TripAdvisor Chinese credit facilities	7	7
TripCo margin loans	206	203
TripCo variable postpaid forward	262	261
Total consolidated TripCo debt	$735	635
Less debt classified as current	(7)	(80)
Total long-term debt	$728	555

TripAdvisor Credit Facilities

On June 26, 2015, TripAdvisor entered into a five year credit agreement, which among other things, provides for a $1 billion unsecured revolving credit facility (the “2015 Credit Facility”). On May 12, 2017, the 2015 Credit Facility was amended to, among other things, (i) increase the aggregate amount of revolving loan commitments available from $1.0 billion to $1.2 billion; and (ii) extend the maturity date of the 2015 Credit Facility from June 26, 2020 to May 12, 2022. Borrowings under the 2015 Credit Facility generally bear interest, at TripAdvisor’s option, at a rate per annum equal to either (i) the Eurocurrency Borrowing rate, or the adjusted LIBOR for the interest period in effect for such borrowing; plus an applicable margin ranging from 1.25% to 2.00% (“Eurocurrency Spread”), based on TripAdvisor’s leverage ratio; or (ii) the Alternate Base Rate (“ABR”) Borrowing, which is the greatest of (a) the Prime Rate in effect on such day, (b) the New York Fed Bank Rate in effect on such day plus 1/2 of 1.00% per annum and (c) the Adjusted LIBOR (or LIBOR multiplied by the Statutory Reserve Rate) for an interest period of one month plus 1.00%; in addition to an applicable margin ranging from 0.25% to 1.00% (“ABR Spread”), based on TripAdvisor’s leverage ratio. TripAdvisor may borrow from the revolving credit facility in U.S dollars, Euros and British pound sterling.

There is no specific repayment date prior to the maturity date for borrowings under this revolving credit facility. During the six months ended June 30, 2017, TripAdvisor borrowed an additional $375 million and repaid $206 million of outstanding borrowings under the 2015 Credit Facility. As of June 30, 2017, based on TripAdvisor’s leverage ratio, borrowings bear interest at LIBOR plus an applicable margin of 1.25%, or the Eurocurrency Spread. TripAdvisor is currently borrowing under a one-month interest rate period or a weighted average rate of 2.37% per annum as of June 30, 2017, using a one-month interest period Eurocurrency Spread, which will reset periodically. Interest will be payable on a monthly basis while TripAdvisor is borrowing under the one-month interest rate period.

TripAdvisor is also required to pay a quarterly commitment fee, at an applicable rate ranging from 0.15% to 0.30%, on the daily unused portion of the revolving credit facility for each fiscal quarter and additional fees in connection with the issuance of letters of credit. As of June 30, 2017, TripAdvisor’s unused revolver capacity is subject to a commitment fee of 0.15%, given TripAdvisor’s leverage ratio. The 2015 Credit Facility includes $15 million of borrowing capacity available for letters of credit and $40 million for Swing Line borrowings on same-day notice. As of June 30, 2017,

LIBERTY TRIPADVISOR HOLDINGS, INC.

Notes to Condensed Consolidated Financial Statements (Continued)

(unaudited)

TripAdvisor had issued $3 million of outstanding letters of credit under the 2015 Credit Facility.

TripAdvisor may voluntarily repay any outstanding borrowing under the 2015 Credit Facility at any time without premium or penalty, other than customary breakage costs with respect to Eurocurrency loans. Certain wholly-owned domestic subsidiaries of TripAdvisor have agreed to guarantee TripAdvisor’s obligations under the 2015 Credit Facility.

The 2015 Credit Facility contains a number of covenants that, among other things, restrict TripAdvisor’s ability to: incur additional indebtedness, create liens, enter into sale and leaseback transactions, engage in mergers or consolidations, sell or transfer assets, pay dividends and distributions, make investments, loans or advances, prepay certain subordinated indebtedness, make certain acquisitions, engage in certain transactions with affiliates, amend material agreements governing certain subordinated indebtedness, and change TripAdvisor’s fiscal year. The 2015 Credit Facility also requires TripAdvisor to maintain a maximum leverage ratio and contains certain customary affirmative covenants and events of default, including a change of control. If an event of default occurs, the lenders under the 2015 Credit Facility will be entitled to take various actions, including the acceleration of all amounts due under the 2015 Credit Facility. Additionally, the 2015 Credit Facility includes a subjective acceleration clause, which could be triggered by the lenders if a representation, warranty or statement made by TripAdvisor proves to be incorrect in any material respect, which in turn would permit the lenders to accelerate repayment of any outstanding obligations.  TripAdvisor believes that the likelihood of the lender exercising this right is remote and, as such, borrowings under this facility are classified as long-term debt.

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

TripAdvisor repaid all outstanding borrowings on the 2016 Credit Facility during the first three months of 2017 and, as of June 30, 2017,  had no outstanding borrowings.

TripAdvisor Chinese Credit Facilities

TripAdvisor’s Chinese subsidiary is party to a $30 million, one-year revolving credit facility with Bank of America (the “Chinese Credit Facility—BOA”) that is currently subject to review on a periodic basis with no specific expiration period. Borrowings under the Chinese Credit Facility—BOA currently bear interest at a rate based on the People’s Bank of China benchmark,  including certain adjustments which may be made in accordance with the market condition at the time of borrowing.  As of June 30, 2017, TripAdvisor had no outstanding borrowings from the Chinese Credit Facility—BOA.

In addition, TripAdvisor’s Chinese subsidiary is party to a RMB 70,000,000 (approximately $10 million) one-year revolving credit facility with J.P. Morgan Chase Bank (the “Chinese Credit Facility—JPM”). Borrowings under the Chinese Credit Facility—JPM generally bear interest at a rate based on the People’s Bank of China benchmark, including certain adjustments which may be made in accordance with the market condition at the time of borrowing.  As of June 30,

LIBERTY TRIPADVISOR HOLDINGS, INC.

Notes to Condensed Consolidated Financial Statements (Continued)

(unaudited)

2017, TripAdvisor had $7 million of outstanding borrowings under the Chinese Credit Facility—JPM at a weighted average rate of 4.47%.

TripCo Margin Loans and Variable Postpaid Forward

On August 21, 2014, a wholly owned subsidiary of TripCo entered into two margin loan agreements, which aggregated total borrowings of $400 million. Interest on the margin loans accrued at a rate of 3.65% plus LIBOR for six months and 3.25% thereafter. Interest on the margin loans was paid in kind and added to the principal amount on the loans.

In connection with the variable postpaid forward transaction entered into on June 6, 2016, as described in note 4, TripCo borrowed $259 million against the variable postpaid forward on June 23, 2016.  The term of the variable postpaid forward is four years. At maturity, the accreted loan amount due is approximately $272 million. The proceeds from the variable postpaid forward were used to repay $200 million in principal and $29 million of paid in kind interest on the margin loans with the remainder being used for general corporate purposes.

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

For the six months ended June 30, 2017, TripCo recorded $3 million and $2 million of non-cash interest related to the amended margin loans and variable postpaid forward, respectively.

As of June 30, 2017,  the values of TripAdvisor’s shares pledged as collateral pursuant to the margin loan agreements and variable postpaid forward, determined based on the trading price of the Common Stock and on an as-if converted basis for the Class B Common Stock, are as follows:

	Number of Shares
	Pledged as
	Collateral as of	Share value as of
Pledged Collateral	June 30, 2017	June 30, 2017
	amounts in millions
Common Stock	18.2	$694
Class B Common Stock	12.8	$489

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

Debt Covenants

As of June 30, 2017, each of the Company and TripAdvisor was in compliance with its respective debt covenants.

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

For the six months ended June 30, 2017, TripCo has identified the following consolidated company as its reportable segment:

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

Performance Measures

	Three months ended June 30,
	2017		2016
		Adjusted		Adjusted
	Revenue	OIBDA	Revenue	OIBDA
	amounts in millions
TripAdvisor	$424	101	391	95
Corporate and other	7	(3)	7	(3)
Consolidated TripCo	$431	98	398	92

	Six months ended June 30,
	2017		2016
		Adjusted		Adjusted
	Revenue	OIBDA	Revenue	OIBDA
	amounts in millions
TripAdvisor	$796	174	743	180
Corporate and other	13	(7)	16	(10)
Consolidated TripCo	$809	167	759	170

Other Information

	June 30, 2017
	Total	Capital
	assets	expenditures
	amounts in millions
TripAdvisor	$7,360	35
Corporate and other	97	1
Consolidated TripCo	$7,457	36

LIBERTY TRIPADVISOR HOLDINGS, INC.

Notes to Condensed Consolidated Financial Statements (Continued)

(unaudited)

The following table provides a reconciliation of segment Adjusted OIBDA to operating income (loss) and earnings (loss) before income taxes:

	Three months		Six months
	ended June 30,		ended June 30,
	2017	2016	2017	2016
	amounts in millions
Consolidated segment Adjusted OIBDA	$98	92	167	170
Stock-based compensation	(30)	(24)	(50)	(45)
Depreciation and amortization	(55)	(55)	(111)	(110)
Operating income (loss)	13	13	6	15
Interest expense	(7)	(7)	(12)	(15)
Realized and unrealized gain (losses) on financial instruments, net	13	7	19	6
Gain (loss) on dispositions, net	(18)	—	(18)	—
Other, net	2	(3)	3	(1)
Earnings (loss) before income taxes	$3	10	(2)	5

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Certain statements in this Quarterly Report on Form 10-Q constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, including statements regarding our business, product and marketing strategies; new service offerings; the recoverability of our goodwill and other long-lived assets; our projected sources and uses of cash; and the anticipated non-material impact of certain contingent liabilities related to legal and tax proceedings and other matters arising in the ordinary course of business. Where, in any forward-looking statement, we express an expectation or belief as to future results or events, such expectation or belief is expressed in good faith and believed to have a reasonable basis, but there can be no assurance that the expectation or belief will result or be achieved or accomplished. The following include some but not all of the factors that could cause actual results or events to differ materially from those anticipated:

•	customer demand for products and services and the ability of our company to adapt to changes in demand;
•	competitor responses to products and services;
•	the levels and quality of online traffic to our businesses’ websites and the ability to convert visitors into contributors or consumers;
•	the expansion of social integration and member acquisition efforts with social media;
•	the impact of changes in search engine algorithms and dynamics or search engine disintermediation;
•	uncertainties inherent in the development and integration of new business lines and business strategies;
•	our future financial performance, including availability, terms and deployment of capital;
•	our ability to successfully integrate and recognize anticipated efficiencies and benefits from the businesses we acquire;
•	the ability of suppliers and vendors to deliver products, equipment, software and services;
•	availability of qualified personnel;
•

changes in, or failure or inability to comply with, government regulations, including, without limitation, regulations of the Federal Communications Commission and adverse outcomes from regulatory proceedings;

•	changes in our business models, including the rollout of TripAdvisor, Inc.’s (“TripAdvisor”) instant booking feature;
•	changes in the nature of key strategic relationships with partners, distributors, suppliers and vendors;
•	domestic and international economic and business conditions and industry trends, including the impact of “Brexit” and those which result in declines or disruptions in the travel industry;
•	consumer spending levels, including the availability and amount of individual consumer debt;
•	costs related to the maintenance and enhancement of brand awareness;
•	advertising spending levels;
•	rapid technological changes;
•	failure to protect the security of personal information about customers, subjecting each of us to potentially costly government enforcement actions or private litigation and reputational damage;
•	the regulatory and competitive environment of the industries in which we operate;
•	fluctuations in foreign currency exchange rates; and
•	threatened terrorist attacks, political unrest in international markets and ongoing military action around the world.

For additional risk factors, please see Part I, Item 1A of the Annual Report on Form 10-K for the year ended December 31, 2016, as well as Part II, Item 1A of this Quarterly Report on Form 10-Q. These forward-looking statements and such risks, uncertainties and other factors speak only as of the date of this Quarterly Report, and we expressly disclaim any obligation or undertaking to disseminate any updates or revisions to any forward-looking statement contained herein, to reflect any change in our expectations with regard thereto, or any other change in events, conditions or circumstances on which any such statement is based.

The following discussion and analysis provides information concerning our results of operations and financial condition. This discussion should be read in conjunction with our accompanying condensed consolidated financial statements and the notes thereto.

See note 1 to the accompanying condensed consolidated financial statements for an overview of new accounting standards that we have adopted or that we plan to adopt that have had or may have an impact on our financial statements.

Overview

The accompanying financial statements and the other information herein refer to the consolidation of TripAdvisor and BuySeasons, Inc. (“BuySeasons”) as “TripCo,” “Consolidated TripCo,” the “Company,” “us,” “we” and “our” unless the context otherwise requires.  We own an approximate 22% economic interest and 58% voting interest in TripAdvisor as of June 30, 2017. All significant intercompany accounts and transactions have been eliminated in the accompanying condensed consolidated financial statements.

On June 30, 2017, TripCo sold BuySeasons. The sale resulted in an $18 million loss, which is included in Gain (loss) on dispositions, net in the accompanying condensed consolidated statement of operations. BuySeasons is not presented as a discontinued operation as the sale does not represent a strategic shift that has a major effect on TripCo’s operations and financial results.

Our “Corporate and other” category includes our former interest in BuySeasons and corporate expenses.

Results of Operations—Consolidated—June 30, 2017 and 2016

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

	Three months ended		Six months ended
	June 30,		June 30,
	2017	2016	2017	2016
	amounts in millions
Revenue
TripAdvisor	$424	391	796	743
Corporate and other	7	7	13	16
Consolidated TripCo	$431	398	809	759
Operating Income (Loss)
TripAdvisor	$19	17	17	28
Corporate and other	(6)	(4)	(11)	(13)
Consolidated TripCo	$13	13	6	15
Adjusted OIBDA
TripAdvisor	$101	95	174	180
Corporate and other	(3)	(3)	(7)	(10)
Consolidated TripCo	$98	92	167	170

Revenue.  Our consolidated revenue increased $33 million and $50 million during the three and six months ended June 30, 2017,  respectively, as compared to the corresponding periods in the prior year primarily due to increases of $33 million and $53 million at TripAdvisor, respectively. Corporate and other revenue was flat and decreased $3 million for the three and six months ended June 30, 2017, respectively, as compared to the corresponding periods in the prior year.  On June 30, 2017, TripCo sold BuySeasons, the only consolidated subsidiary in Corporate and other. See “Results of Operations—TripAdvisor” below for a more complete discussion of the results of operations of TripAdvisor.

Operating Income (Loss).  Our consolidated operating income was flat and decreased $9 million for the three and six months ended June 30, 2017, respectively, as compared to the corresponding periods in the prior year. For the three months ended June 30, 2017 an increase in operating results at TripAdvisor was offset by a decrease in operating results at BuySeasons. The decrease for the six months ended June 30, 2017 is due to decreases in operating results at TripAdvisor, partially offset by improved operating results at BuySeasons and lower amortization expense of intangibles related to the assets recognized in connection with the combination of TripAdvisor. See “Results of Operations—TripAdvisor” below for a more complete discussion of the results of operations of TripAdvisor.

In connection with the Trip Spin‑Off (as defined in note 1 to the accompanying condensed consolidated financial statements), we entered into a services agreement and a facilities sharing agreement with Liberty Media Corporation (“Liberty Media”). Pursuant to the services agreement, we pay Liberty Media for certain specified services related to our being a public company including insurance administration and risk management, legal, investor relations, tax, accounting and internal audit services. Amounts reimbursable to Liberty Media under the services agreement and the facilities sharing agreement were approximately $1 million for both of the three month periods ended June  30, 2017 and 2016 and approximately $1 million for both of the six month periods ended June 30, 2017 and 2016 and are not expected to exceed $4 million annually.

Adjusted OIBDA.  We define Adjusted OIBDA as revenue less cost of goods sold, operating expenses and selling, general and administrative (“SG&A”) expenses (excluding stock-based compensation), adjusted for specifically identified non-recurring transactions. Our chief operating decision maker and management team use this measure of performance in conjunction with other measures to evaluate our businesses and make decisions about allocating resources among our businesses. We believe this is an important indicator of the operational strength and performance of our businesses, including each business’s ability to service debt and fund capital expenditures. In addition, this measure allows us to view operating results, perform analytical comparisons and benchmarking between businesses and identify strategies to improve performance. This measure of performance excludes such costs as depreciation and amortization, stock‑based compensation, separately reported litigation settlements and restructuring and impairment charges that are included in the measurement of operating income pursuant to GAAP. Accordingly, Adjusted OIBDA should be considered in addition to, but not as a substitute for, operating income, net income, cash flow provided by operating activities and other measures of financial performance prepared in accordance with GAAP. See note 7 to the accompanying condensed consolidated financial statements for a reconciliation of Adjusted OIBDA to operating income (loss) and earnings (loss) before income taxes.

Consolidated Adjusted OIBDA increased $6 million and decreased $3 million during the three and six months ended June 30, 2017,  respectively, as compared to the corresponding periods in the prior year. These changes were primarily due to the operating results of TripAdvisor. See “Results of Operations—TripAdvisor” below for a more complete discussion of the results of operations of TripAdvisor.

Other Income and Expense

Components of Other income (expense) are presented in the table below.

	Three months ended		Six months ended
	June 30,		June 30,
	2017	2016	2017	2016
	amounts in millions
Interest expense
TripAdvisor	$(4)	(3)	(7)	(7)
Corporate and other	(3)	(4)	(5)	(8)
Consolidated TripCo	$(7)	(7)	(12)	(15)
Realized and unrealized gains (losses) on financial instruments, net
TripAdvisor	$—	2	—	1
Corporate and other	13	5	19	5
Consolidated TripCo	$13	7	19	6
Gain (loss) on dispositions, net
TripAdvisor	$—	—	—	—
Corporate and other	(18)	—	(18)	—
Consolidated TripCo	$(18)	—	(18)	—
Other, net
TripAdvisor	$2	(2)	3	(1)
Corporate and other	—	(1)	—	—
Consolidated TripCo	$2	(3)	3	(1)

Interest expense.  Interest expense remained flat and decreased $3 million for the three and six months ended June 30, 2017, respectively.  Interest expense primarily consists of interest accrued, commitment fees and debt issuance cost amortization. TripAdvisor’s interest expense did not significantly change for the  three and six months ended June 30, 2017, respectively, when compared to the same periods in 2016. Interest expense for Corporate and other decreased  $1 million and $3 million for the three and six months ended June 30, 2017,  respectively, due to lower interest rates on outstanding borrowings.

Realized and unrealized gains (losses) on financial instruments, net. Realized and unrealized gains (losses) on financial instruments, net is primarily comprised of the change in the fair value of the variable postpaid forward as described in notes 4 and 5 to the accompanying condensed consolidated financial statements.

Gain (loss) on dispositions, net. On June 30, 2017, TripCo sold BuySeasons. The sale resulted in an $18 million loss, which is included in “Gain (loss) on dispositions, net” in the accompanying condensed consolidated statement of operations.

Other, net.  Other, net increased by $5 million and $4 million for the three and six months ended June 30, 2017,  respectively, as compared to the corresponding prior year periods primarily due to the fluctuation of foreign exchange rates.

Income taxes.    During the three months ended June 30, 2017 and 2016, we had earnings before income tax of $3 million and $10 million, respectively, and we had income tax expense of $10 million and $4 million, respectively.  During the six months ended June 30, 2017 and 2016, we had losses before income tax of $2 million and earnings before income tax of $5 million, respectively, and income tax expense of $14 million and $4 million, respectively.  For the three and six months ended June 30, 2017, the Company recognized additional tax expense related to changes in valuation allowance, changes in unrecognized tax benefits, the recognition of deferred tax liabilities for basis differences in the stock of a consolidated subsidiary, and the recognition of excess tax benefits and shortfalls related to stock-based compensation.  These expense items were partially offset by the tax benefit of earnings in foreign jurisdictions taxed at a rate lower than the U.S. federal tax rate and an increase in federal tax credits.  For the three and six months ended June 30, 2016, the Company recognized additional tax expense related to changes in the valuation allowance, changes in unrecognized tax benefits, and recognition of deferred tax liabilities for basis differences in the stock of a consolidated subsidiary. These expense items were partially offset with the tax benefit of earnings in foreign jurisdictions taxed at a rate lower than the U.S. federal tax rate.

 Net earnings (loss).  We had net losses of $7 million and net earnings of $6 million for the three months ended June 30, 2017 and 2016, respectively, and net losses of $16 million and net earnings of $1 million for the six months ended June 30, 2017 and 2016, respectively. The change in net earnings was the result of the above described fluctuations in our revenue and expenses.

Liquidity and Capital Resources

As of June 30, 2017, cash and cash equivalents primarily consist of cash on hand in global financial institutions, money market funds and marketable securities with maturities of 90 days or less.

The following are potential sources of liquidity: available cash balances, proceeds from asset sales, monetization of our investments, outstanding or anticipated debt facilities, debt and equity issuances and dividend and interest receipts.

As of June 30, 2017 TripCo had a cash balance of $915 million. Approximately $887 million of the cash balance, at June 30, 2017, is held at TripAdvisor. Although TripCo has a 58% voting interest in TripAdvisor, TripAdvisor is a separate public company with a significant non‑controlling interest, as TripCo has only an approximate 22% economic interest in TripAdvisor. Even though TripCo controls TripAdvisor through its voting interest and board representation, decision making with respect to using TripAdvisor’s cash balances must consider TripAdvisor’s minority holders. Accordingly, any potential distributions of cash from TripAdvisor to TripCo would generally be on a pro rata basis based on economic ownership interests. Approximately $665 million of the TripAdvisor cash balance is held by foreign subsidiaries of TripAdvisor which is generally accessible but certain tax consequences may reduce the net amount of cash TripAdvisor is able to utilize for domestic purposes. Historically, TripAdvisor’s operating cash flows have been sufficient to fund its working capital requirements, capital expenditures and long term debt obligations and other financial commitments and are expected to be sufficient in future periods.

	Six months ended
	June 30,
	2017	2016
	amounts in millions
Cash flow information
TripAdvisor cash provided (used) by operating activities	$355	363
Corporate and other cash provided (used) by operating activities	(12)	(13)
Net cash provided (used) by operating activities	$343	350

TripAdvisor cash provided (used) by investing activities	$78	(76)
Corporate and other cash provided (used) by investing activities	(3)	(1)
Net cash provided (used) by investing activities	$75	(77)

TripAdvisor cash provided (used) by financing activities	$(167)	(129)
Corporate and other cash provided (used) by financing activities	1	30
Net cash provided (used) by financing activities	$(166)	(99)

During the six months ended June 30, 2017, TripCo’s primary use of cash was approximately $250 million of share repurchases under TripAdvisor’s authorized share repurchase program. TripCo’s primary sources of cash included cash on hand, cash provided by operations,  approximately $94 million in net debt borrowings and approximately $113 million in net purchases, sales and maturities of short term investments and other marketable securities.

The projected use of TripCo’s corporate cash will be to pay fees to Liberty Media for providing certain services pursuant to the services and facilities sharing agreements, which are not expected to exceed $4 million annually, and to pay any other corporate level expenses. We anticipate TripCo’s corporate cash balance (without other financial resources potentially available as discussed above) to be sufficient to maintain operations through a refinancing arrangement on the margin loans and the variable postpaid forward. The debt service costs of the margin loans described above are paid in kind and become outstanding principal. At the maturity of the margin loans, a number of options are available to satisfy the loans as discussed above in potential sources of liquidity.

TripAdvisor’s cash and marketable securities, combined with expected cash flows generated by operating activities and available cash from its credit facilities, are expected to be sufficient to fund TripAdvisor’s foreseeable working capital requirements, capital expenditures, existing business growth initiatives, debt obligations, lease commitments, and other financial commitments. TripAdvisor’s future capital requirements may include capital needs for acquisitions, share repurchases, and/or other expenditures in support of its business strategy; thus potentially reducing its cash balance and/or increasing its debt.

Results of Operations—TripAdvisor

TripAdvisor, Inc.  Our economic ownership interest in TripAdvisor is approximately 22% and TripCo’s results include the consolidated results of TripAdvisor and the elimination of approximately 78% of TripAdvisor’s net income (loss), including purchase accounting adjustments, through the Noncontrolling interest line item in the accompanying condensed consolidated statements of operations. TripAdvisor is a separate publicly traded company and additional information about TripAdvisor can be obtained through its website and its public filings. We believe a discussion of TripAdvisor’s standalone results promotes a better understanding of the overall results of its business. TripAdvisor’s revenue, Adjusted OIBDA and operating income on a standalone basis for the three and six months ended June 30, 2017 and 2016 were as follows (see tables below for a reconciliation of TripAdvisor’s standalone results to those amounts reported by TripCo):

	Three months ended		Six months ended
	June 30,		June 30,
	2017	2016	2017	2016
	amounts in millions
Revenue
Hotel	$326	316	640	619
Non-Hotel	98	75	156	124
Total revenue	424	391	796	743
Operating expense	71	72	140	139
SG&A	252	224	482	424
Adjusted OIBDA	101	95	174	180
Stock-based compensation	28	23	47	43
Depreciation and amortization	27	25	54	48
Operating income as reported by TripAdvisor	$46	47	73	89

Revenue

TripAdvisor’s Hotel revenue increased $10 million and $21 million during the three and six months ended June 30, 2017, respectively,  when compared to the same periods in 2016. The increase in Hotel revenue is detailed as follows:

	Three months ended		Six months ended
	June 30,		June 30,
	2017	2016	2017	2016
	amounts in millions
TripAdvisor-branded click-based and transaction	$214	201	424	390
TripAdvisor-branded display-based advertising and subscription	74	72	139	140
Other hotel revenue	38	43	77	89
Total Hotel revenue	$326	316	640	619

TripAdvisor-branded click-based and transaction revenue includes cost-per-click-based advertising revenue from its TripAdvisor-branded websites as well as transaction-based revenue from its hotel instant booking feature. For both the three and six months ended June 30, 2017, 66% of TripAdvisor’s total Hotel segment revenue was derived from its TripAdvisor-branded click-based and transaction revenue. For the three and six months ended June 30, 2016, 64% and 63%, respectively, of TripAdvisor’s total Hotel segment revenue was derived from its TripAdvisor-branded click-based and transaction revenue. TripAdvisor-branded click-based and transaction revenue during the three and six months ended June 30, 2017,  increased $13 million and $34 million, respectively, when compared to the same periods in 2016, primarily due to an 11% and 10%, respectively, increase in average monthly unique hotel shoppers during the three and six months ended June 30, 2017, respectively.  The increase in hotel shoppers for the three and six months ended June 30, 2017 is primarily due to the success in TripAdvisor’s online marketing strategy as well as the general trend of an increasing number of hotel shoppers visiting TripAdvisor’s websites and apps on mobile phones, as well as higher growth in its non-U.S. markets.

TripAdvisor-branded display-based advertising and subscription revenue primarily consists of revenue from display-based advertising and subscription-based hotel advertising revenue (or Business Advantage). TripAdvisor-branded display-based advertising and subscription revenue increased by $2 million or 3% and decreased slightly by $1 million or 1%, during the three and six months ended June 30, 2017,  respectively, when compared to the same periods in 2016. For the three months ended June 30, 2017, display-based advertising revenue increased marginally primarily due to an increase in impressions sold and pricing, partially offset by the general trend of increasing traffic visiting TripAdvisor’s websites and apps on mobile phones. While TripAdvisor continues to focus on new product initiatives to drive growth, its subscription revenue decreased marginally, primarily as a result of slowing growth due to the maturation of this business, as well as hotel industry consolidation.

TripAdvisor’s other hotel revenue primarily includes revenue from non-TripAdvisor branded websites, such as bookingbuddy.com,  cruisecritic.com, and onetime.com, including click-based advertising revenue, display-based advertising revenue and room reservations sold through these websites. Other hotel revenue decreased by $5 million and $12 million during the three and six months ended June 30, 2017, respectively, when compared to the same periods in 2016, primarily due to increased focus on return on marketing spend from paid marketing channels within this revenue stream.

TripAdvisor’s Non-Hotel segment revenue increased by $23 million or 31% and $32 million or 26%, during the three and six months ended June 30, 2017,  respectively, when compared to the same periods in 2016,  primarily driven by increased bookable supply,  user demand, and increased bookings in TripAdvisor’s Attractions and Restaurant businesses.

TripAdvisor’s Attractions business has been driven by growth in bookable products and traffic from free and paid sources, and conversion on its platform. TripAdvisor also continues to enhance user experience from the introduction of new features, such as attractions instant booking for mobile phone, which enables users to purchase tickets and tours seamlessly without leaving the mobile app. In its Restaurants business, TripAdvisor experienced continued revenue growth due to increased bookings in its most established markets and increased bookable supply of restaurant listings.

Revenue by Geography

TripAdvisor’s U.S. revenue increased $26 million, or 12%, and $52 million, or 13%, during the three and six months ended June 30, 2017, respectively, when compared to the same periods in 2016.  U.S. revenue represented 58% and 57%, of TripAdvisor’s total revenue during the three and six months ended June 30, 2017, respectively, and 56% and 54%  of total revenue during the three and six months ended June 30, 2016, respectively. This increase was due to an increase in U.S. TripAdvisor-branded click-based and transaction revenue, driven by growth in U.S. revenue per hotel shopper during the three and six months ended June 30, 2017, when compared to the same periods in 2016, as well as due to growth in TripAdvisor’s Attractions business.

Revenue outside of the U.S., or non-U.S. revenue,  increased $7 million, or 4% and $1 million, or 0%,  during the three and six months ended June 30, 2017,  respectively, when compared to the same periods in 2016, primarily due to growth in TripAdvisor’s Restaurants business. TripAdvisor’s non-U.S. revenue represented approximately 42% and 43% of total revenue during the three and six months ended June 30, 2017, respectively, and represented  44% and 46% of total revenue during the three and six months ended June 30, 2016, respectively. The decline in TripAdvisor’s non-U.S. revenue, as a percentage of total revenue during these periods, was primarily due to non-U.S. hotel shoppers continuing to monetize at a lower rate than hotel shoppers in the U.S. market, as well as the general trend of an increasing number of hotel shoppers visiting TripAdvisor-branded websites and apps on mobile phones, foreign currency fluctuations and the timing of TripAdvisor’s instant booking feature rollout in certain non-U.S. markets during the first half of 2016.

Operating expense

The most significant driver of operating expense is technology and content costs which remained flat during the three and six months ended June 30, 2017, when compared to the same periods in 2016.

Selling, general and administrative

Selling and marketing costs consist of direct selling and marketing costs and indirect costs, such as personnel and overhead. Direct selling and marketing costs increased $26 million and $61 million during the three and six months ended June 30, 2017, respectively, when compared to the same periods in 2016,  driven primarily by increased traffic acquisition costs in TripAdvisor’s Hotel segment. Direct selling and marketing costs also increased due to increased search engine marketing and other online traffic acquisition costs of $13 million and $44 million, respectively, as well as $16 million in costs incurred related to the second quarter of 2017 launch of TripAdvisor’s television campaign.

General and administrative costs increased approximately  $2 million and decreased  $3 million during the three and six months ended June 30, 2017, respectively, when compared to the same periods in 2016. The increase for the three months ended June 30, 2017 was due to increases in personnel and overhead costs. Professional service fees and other decreased $5 million during the six months ended June 30, 2017, when compared to the same period in 2016, primarily due to a decrease in consulting costs and non-income taxes, partially offset by an increase in bad debt costs. This decrease was partially offset by increases in personnel and overhead costs during the six months ended June 30, 2017, when compared to the same period in 2016.

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

The following is a reconciliation of the results as reported by TripAdvisor, used for comparison purposes as discussed above, for a greater understanding of the standalone operations of TripAdvisor, to the results reported by TripCo (amounts in millions):

	Three months ended June 30, 2017			Six months ended June 30, 2017
		Purchase			Purchase
	As Reported by	Accounting	As Reported by	As Reported by	Accounting	As Reported by
	TripAdvisor	Adjustments	TripCo	TripAdvisor	Adjustments	TripCo
Revenue	$424	—	424	796	—	796
Operating expense	(71)	—	(71)	(140)	—	(140)
Selling, general and administrative, excluding stock-based compensation	(252)	—	(252)	(482)	—	(482)
Adjusted OIBDA	101	—	101	174	—	174
Stock-based compensation	(28)	—	(28)	(47)	—	(47)
Depreciation and amortization	(27)	(27)	(54)	(54)	(56)	(110)
Operating income (loss)	$46	(27)	19	73	(56)	17

	Three months ended June 30, 2016			Six months ended June 30, 2016
		Purchase			Purchase
	As Reported by	Accounting	As Reported by	As Reported by	Accounting	As Reported by
	TripAdvisor	Adjustments	TripCo	TripAdvisor	Adjustments	TripCo
Revenue	$391	—	391	743	—	743
Operating expense	(72)	—	(72)	(139)	—	(139)
Selling, general and administrative, excluding stock-based compensation	(224)	—	(224)	(424)	—	(424)
Adjusted OIBDA	95	—	95	180	—	180
Stock-based compensation	(23)	—	(23)	(43)	—	(43)
Depreciation and amortization	(25)	(30)	(55)	(48)	(61)	(109)
Operating income (loss)	$47	(30)	17	89	(61)	28

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

We are exposed to changes in interest rates primarily as a result of our borrowings used to maintain liquidity and to fund business operations. The nature and amount of our long‑term and short‑term debt are expected to vary as a result of future requirements, market conditions and other factors. We plan to manage our overall exposure to interest rates by maintaining what we believe is an appropriate mix of fixed and variable rate debt. We believe this will protect us from interest rate risk. We expect that over time we will achieve this mix by (i) issuing fixed rate debt that we believe has a low stated interest rate and significant term to maturity and (ii) issuing variable rate debt with appropriate maturities and interest rates. As of June 30, 2017, our debt is comprised of the following amounts of variable and fixed rate debt:

	Variable rate debt		Fixed rate debt
	Principal	Weighted avg	Principal	Weighted avg
	amount	interest rate	amount	interest rate
	amount in millions
TripAdvisor	$267	2.4%	—	N/A
TripCo debt	$206	3.1%	262	1.3%

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

Item 4. Controls and Procedures.

In accordance with Rules 13a-15 and 15d-15 under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), the Company carried out an evaluation, under the supervision and with the participation of management, including its chief executive officer and its principal accounting and financial officer (the "Executives"), of the effectiveness of its disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, the Executives concluded that the Company's disclosure controls and procedures were effective as of June 30, 2017 to provide reasonable assurance that information required to be disclosed in its reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms.

There has been no change in the Company's internal control over financial reporting that occurred during the three months ended June 30, 2017 that has materially affected, or is reasonably likely to materially affect, its internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 1A. Risk Factors

Except as discussed below, there have been no material changes in the Company’s risk factors from those disclosed in Part I, Item 1A of its Annual Report on Form 10-K for the year ended December 31, 2016.

TripAdvisor continues to invest significant time and effort towards educating users about its brand and its product offerings and there can be no assurances that these efforts will be successful.

The markets for the services that TripAdvisor offers are intensely competitive, and some of their current and potential competitors have access to significantly greater and more diversified resources than TripAdvisor does, and they may be able to leverage other aspects of their businesses to enable them to compete more effectively with TripAdvisor. In an effort to be more competitive, TripAdvisor has initiated more aggressive marketing efforts aimed at increasing awareness of its ability to find its users the right hotels at the lowest prices.  Specifically, TripAdvisor has initiated a television advertising campaign and a reallocated some of its marketing efforts and dollars among the different marketing channels available to TripAdvisor.  TripAdvisor expects to continue its television advertising campaign and to adjust its marketing efforts and spend among the different marketing channels, in each case as it thinks appropriate based on the relative growth opportunity, the expected returns and the competitive environment in the different segments and businesses in which TripAdvisor operates. There is no assurance that these actions will have a positive impact on TripAdvisor’s marketing efficiencies and/or operating margins or when the financial benefit expected to results from these efforts will exceed the costs of such efforts.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

152 shares of Liberty TripAdvisor Holdings, Inc. Series A common stock were surrendered by certain of our officers and employees to pay withholding taxes and other deductions in connection with the vesting of their restricted stock during the three months ended June 30, 2017.

Item 6. Exhibits

(a)	Exhibits

Listed below are the exhibits which are filed as a part of this Report (according to the number assigned to them in Item 601 of Regulation S-K):

Exhibit No.	Name
10.1

First Amendment, dated as of May 12, 2017, by and among TripAdvisor, Inc., TripAdvisor Holdings, LLC, TripAdvisor LLC, the other Subsidiary Loan Parties party thereto, the Lenders party thereto, JPMorgan Chase Bank, N.A., as administrative agent, and J.P. Morgan Europe Limited, as London agent (incorporated by reference to Exhibit 10.1 to TripAdvisor’s Current Report on Form 8-K (File No. 001-35362), filed with the SEC on May 15, 2017).

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

LIBERTY TRIPADVISOR HOLDINGS, INC.

Date: August 8, 2017	By:	/s/ GREGORY B. MAFFEI
Gregory B. Maffei Chairman, President and Chief Executive Officer

Date: August 8, 2017	By:	/s/ BRIAN J. WENDLING
Brian J. Wendling Senior Vice President and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Name

10.1

First Amendment, dated as of May 12, 2017, by and among TripAdvisor, Inc., TripAdvisor Holdings, LLC, TripAdvisor LLC, the other Subsidiary Loan Parties party thereto, the Lenders party thereto, JPMorgan Chase Bank, N.A., as administrative agent, and J.P. Morgan Europe Limited, as London agent (incorporated by reference to Exhibit 10.1 to TripAdvisor’s Current Report on Form 8-K (File No. 001-35362), filed with the SEC on May 15, 2017).

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