Form 10-Q
period 2017-09-30
Liberty TripAdvisor Holdings, Inc.
filed 2017-11-08
CIK 1606745

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2017

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

Indicate by check mark whether the registrant is a shell company as defined in Rule 12b-2 of the Exchange Act. Yes ☐    No ☒

The number of outstanding shares of Liberty TripAdvisor Holdings, Inc. common stock as of October 31, 2017 was:

	Series A	Series B
Liberty TripAdvisor Holdings, Inc. common stock	72,126,628	2,929,777

Part I – Financial Information

LIBERTY TRIPADVISOR HOLDINGS, INC.

Condensed Consolidated Balance Sheets

(unaudited)

	September 30,	December 31,
	2017	2016
	amounts in millions
Assets
Current assets:
Cash and cash equivalents	$773	654
Trade and other receivables, net of allowance for doubtful accounts of $15 million and $9 million, respectively	254	191
Short term marketable securities (note 4)	13	118
Other current assets	25	47
Total current assets	1,065	1,010
Investments in available-for-sale securities (note 4)	6	16
Property and equipment, at cost	228	225
Accumulated depreciation	(59)	(49)
	169	176
Intangible assets not subject to amortization:
Goodwill	3,714	3,694
Trademarks	1,797	1,782
	5,511	5,476
Intangible assets subject to amortization, net	410	487
Other assets, at cost, net of accumulated amortization	132	117
Total assets	$7,293	7,282

             (continued)

See accompanying notes to condensed consolidated financial statements.

LIBERTY TRIPADVISOR HOLDINGS, INC.

Condensed Consolidated Balance Sheets (Continued)

(unaudited)

	September 30,	December 31,
	2017	2016
	amounts in millions
Liabilities and Equity
Current liabilities:
Deferred merchant and other payables	$218	146
Accrued liabilities	128	132
Current portion of debt (note 5)	7	80
Deferred revenue	65	64
Other current liabilities	4	13
Total current liabilities	422	435
Long-term debt (note 5)	736	555
Deferred income tax liabilities	629	659
Other liabilities	229	209
Total liabilities	2,016	1,858
Equity:
Preferred stock, $.01 par value. Authorized shares 50,000,000; no shares issued.	—	—
Series A common stock, $.01 par value. Authorized 200,000,000 shares; issued and outstanding 72,126,456 shares at September 30, 2017 and 72,046,485 at December 31, 2016	1	1
Series B common stock, $.01 par value. Authorized shares 7,500,000; issued and outstanding 2,929,777 shares at September 30, 2017 and 2,929,777 shares at December 31, 2016	—	—
Series C common stock, $.01 par value. Authorized shares 200,000,000; no shares issued.	—	—
Additional paid-in capital	244	245
Accumulated other comprehensive earnings (loss), net of taxes	(24)	(36)
Retained earnings	565	593
Total stockholders' equity	786	803
Noncontrolling interests in equity of subsidiaries	4,491	4,621
Total equity	5,277	5,424
Commitments and contingencies (note 6)
Total liabilities and equity	$7,293	7,282

See accompanying notes to condensed consolidated financial statements.

LIBERTY TRIPADVISOR HOLDINGS, INC.

Condensed Consolidated Statements of Operations

(unaudited)

	Three months ended		Nine months ended
	September 30,		September 30,
	2017	2016	2017	2016
	amounts in millions, except
	per share amounts
Service revenue	$439	421	1,235	1,164
Other revenue	—	13	13	29
Total revenue, net	439	434	1,248	1,193
Operating costs and expenses:
Operating expense, including stock-based compensation (note 2)	80	95	256	274
Selling, general and administrative, including stock-based compensation (note 2)	293	252	809	706
Depreciation and amortization	50	56	161	166
	423	403	1,226	1,146
Operating income (loss)	16	31	22	47
Other income (expense):
Interest expense	(6)	(5)	(18)	(20)
Realized and unrealized gain (losses) on financial instruments, net	(9)	(1)	10	5
Gain (loss) on dispositions, net (note 1)	—	—	(18)	—
Other, net	(1)	—	2	(1)
	(16)	(6)	(24)	(16)
Earnings (loss) before income taxes	—	25	(2)	31
Income tax (expense) benefit	(7)	1	(21)	(3)
Net earnings (loss)	(7)	26	(23)	28
Less net earnings (loss) attributable to noncontrolling interests	6	27	5	42
Net earnings (loss) attributable to Liberty TripAdvisor Holdings, Inc. shareholders	$(13)	(1)	(28)	(14)

Basic net earnings (loss) attributable to Series A and Series B Liberty TripAdvisor Holdings, Inc. shareholders per common share (note 3):	$(0.17)	(0.01)	(0.37)	(0.19)
Diluted net earnings (loss) attributable to Series A and Series B Liberty TripAdvisor Holdings, Inc. shareholders per common share (note 3):	$(0.17)	(0.01)	(0.37)	(0.19)

See accompanying notes to condensed consolidated financial statements.

LIBERTY TRIPADVISOR HOLDINGS, INC.

Condensed Consolidated Statements of Comprehensive Earnings (Loss)

(unaudited)

	Three months ended		Nine months ended
	September 30,		September 30,
	2017	2016	2017	2016
	amounts in millions
Net earnings (loss)	$(7)	26	(23)	28
Other comprehensive earnings (loss), net of taxes:
Foreign currency translation adjustments	17	(3)	52	(16)
Other comprehensive earnings (loss)	17	(3)	52	(16)
Comprehensive earnings (loss)	10	23	29	12
Less comprehensive earnings (loss) attributable to the noncontrolling interests	19	26	45	29
Comprehensive earnings (loss) attributable to Liberty TripAdvisor Holdings, Inc. shareholders	$(9)	(3)	(16)	(17)

See accompanying notes to condensed consolidated financial statements.

LIBERTY TRIPADVISOR HOLDINGS, INC.

Condensed Consolidated Statements of Cash Flows

(unaudited)

	Nine months ended
	September 30,
	2017	2016
	amounts in millions
Cash flows from operating activities:
Net earnings (loss)	$(23)	28
Adjustments to reconcile net earnings (loss) to net cash provided by operating activities
Depreciation and amortization	161	166
Stock-based compensation	77	68
(Gain) loss on dispositions, net	18	—
Deferred income tax expense (benefit)	(32)	(39)
Other noncash charges (credits), net	(2)	(4)
Changes in operating assets and liabilities
Current and other assets	(62)	(57)
Payables and other liabilities	66	95
Net cash provided (used) by operating activities	203	257
Cash flows from investing activities:
Capital expenditures, including internal-use software and website development	(51)	(58)
Cash paid for acquisitions, net of cash acquired	—	(23)
Purchases of short term investments and other marketable securities	(16)	(145)
Sales and maturities of short term investments and other marketable securities	130	84
Other investing activities, net	(2)	1
Net cash provided (used) by investing activities	61	(141)
Cash flows from financing activities:
Borrowings of debt	415	344
Repayments of debt	(314)	(419)
Payment of withholding taxes on net share settlements of equity awards	(15)	(13)
Option exercises	1	1
Shares issued by subsidiary	3	6
Shares repurchased by subsidiary	(250)	(21)
Other financing activities, net	(2)	—
Net cash provided (used) by financing activities	(162)	(102)
Effect of foreign currency exchange rates on cash	17	(6)
Net increase (decrease) in cash and cash equivalents	119	8
Cash and cash equivalents at beginning of period	654	644
Cash and cash equivalents at end of period	$773	652

See accompanying notes to condensed consolidated financial statements.

LIBERTY TRIPADVISOR HOLDINGS, INC.

Condensed Consolidated Statement of Equity

Nine months ended September 30, 2017

(unaudited)

	Stockholders' equity

						Accumulated		Noncontrolling
					Additional	other		interest in
	Preferred	Common Stock			paid-in	comprehensive	Retained	equity of	Total
	Stock	Series A	Series B	Series C	capital	earnings (loss)	earnings	subsidiaries	equity
	amounts in millions
Balance at January 1, 2017	$—	1	—	—	245	(36)	593	4,621	5,424
Net earnings (loss)	—	—	—	—	—	—	(28)	5	(23)
Other comprehensive earnings (loss)	—	—	—	—	—	12	—	40	52
Stock compensation	—	—	—	—	22	—	—	64	86
Issuance of common stock upon exercise of stock options	—	—	—	—	1	—	—	—	1
Withholding taxes on net share settlements of stock-based compensation	—	—	—	—	(15)	—	—	—	(15)
Shares issued by subsidiary	—	—	—	—	(6)	—	—	9	3
Shares repurchased by subsidiary	—	—	—	—	(2)	—	—	(248)	(250)
Other	—	—	—	—	(1)	—	—	—	(1)
Balance at September 30, 2017	$—	1	—	—	244	(24)	565	4,491	5,277

See accompanying notes to condensed consolidated financial statements.

LIBERTY TRIPADVISOR HOLDINGS, INC.

Notes to Condensed Consolidated Financial Statements

(unaudited)

(1) Basis of Presentation

During October 2013, the Board of Directors of Liberty Interactive Corporation and its subsidiaries (“Liberty”) authorized a plan to distribute to the stockholders of Liberty’s Liberty Ventures common stock shares of a wholly‑owned subsidiary, Liberty TripAdvisor Holdings, Inc. (“TripCo,” “Consolidated TripCo,” the “Company,” “we,” “our” or “us,” unless the context otherwise requires) (the “Trip Spin‑Off”). TripCo holds its subsidiary TripAdvisor, Inc. (“TripAdvisor”) and held its former subsidiary, BuySeasons, Inc. (“BuySeasons”) until June 30, 2017. The Trip Spin-Off was completed on August 27, 2014 and effected as a pro‑rata dividend of shares of TripCo to the stockholders of Series A and Series B Liberty Ventures common stock of Liberty. The Trip Spin-Off was accounted for at historical cost due to the pro rata nature of the distribution to stockholders of Liberty Ventures common stock. TripAdvisor’s financial performance tends to be highest in the second and third quarters of a year, as these are key periods for leisure travel research and trip-taking, which includes the seasonal peak in traveler hotel and vacation rental stays, and tours and attractions taken, compared to the first and fourth quarters which represent seasonal low points.

On June 30, 2017, TripCo sold BuySeasons. The sale resulted in an $18 million loss, which is included in Gain (loss) on dispositions, net in the accompanying condensed consolidated statement of operations. BuySeasons is not presented as a discontinued operation as the sale did not represent a strategic shift that had a major effect on TripCo’s operations and financial results. Included in Other revenue in the accompanying condensed consolidated statements of operations is $13 million for the three months ended September 30, 2016, and $13 million and $29  million for the nine months ended September 30, 2017 and 2016, respectively, related to BuySeasons. Included in Net earnings (loss) in the accompanying condensed consolidated statements of operations are losses of $2 million for the three months ended September 30, 2016, and losses of $1 million and $7 million for the nine months ended September 30, 2017 and 2016, respectively, related to BuySeasons. Included in Total assets in the accompanying condensed consolidated balance sheets as of December 31, 2016 is $23 million related to BuySeasons.

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

In May 2014, the Financial Accounting Standards Board (the “FASB”) issued new accounting guidance on revenue from contracts with customers.  The new guidance requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. This new guidance also requires additional

LIBERTY TRIPADVISOR HOLDINGS, INC.

Notes to Condensed Consolidated Financial Statements (continued)

(unaudited)

disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments and assets recognized from costs incurred to obtain or fulfill a contract. In March 2016, the FASB issued additional guidance, which clarifies principal versus agent considerations, and in April 2016, the FASB issued further guidance which clarifies the identification of performance obligations and the implementation guidance for licensing. The updated guidance will replace most existing revenue recognition guidance in GAAP when it becomes effective and permits the use of either a full retrospective or modified retrospective transition method. This guidance is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2017, and early adoption is permitted only for fiscal years beginning after December 15, 2016. The Company plans to adopt this new guidance under the modified retrospective method on January 1, 2018.

TripAdvisor has made significant progress toward completing its evaluation of the potential changes from adopting this new guidance. To date, TripAdvisor has evaluated the majority of its revenue streams and, based on preliminary analysis, expects the new revenue guidance will change the timing of revenue recognition for its instant booking revenue recorded under the consumption model. Upon adoption, instant booking revenue will be recognized at the transaction booking date for a hotel accommodation rather than upon completion of the stay by the traveler, which is how instant booking revenue is currently recorded.  TripAdvisor does not currently expect this timing change to have a material impact to its financial statements, either on an annual or quarterly basis. In addition, the new guidance is expected to result in immaterial changes in the timing of certain other revenue streams. TripAdvisor currently does not expect any major reengineering required to its accounting systems or to its internal controls related to the above accounting changes or related to the additional disclosure requirements required by the standard. However, while TripAdvisor has made significant progress, and is in the implementation phase of this project, it is still evaluating less material revenue streams, and, in addition, its costs incurred to obtain or fulfill a contract. We will continue to update our assessment of the effect that the new revenue guidance will have on our consolidated financial statements, disclosures and related controls, and will disclose any material effects, if any, when known.

In February 2016, the FASB issued new guidance which revises the accounting for leases. Under the new guidance, lessees will be required to recognize a lease liability and a right-of-use asset for all leases. The new guidance also simplifies the accounting for sale and leaseback transactions. The new standard, to be applied via a modified retrospective transition approach, is effective for the Company for fiscal years and interim periods beginning after December 15, 2018, with early adoption permitted. The Company anticipates adopting this new guidance on January 1, 2019. The Company has not yet determined the effect of the standard on its ongoing financial reporting. The Company is currently working with TripAdvisor to evaluate the impact of the adoption of this new guidance on our consolidated financial statements, including identifying the population of leases, updating accounting policies, implementing technology solutions and collecting lease data. We will continue to provide updates of our assessment of the effect that this new lease guidance will have on our consolidated financial statements, disclosures, systems and related controls, and will disclose any material effects, if any, when known.

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

LIBERTY TRIPADVISOR HOLDINGS, INC.

Notes to Condensed Consolidated Financial Statements (continued)

(unaudited)

In October 2016, the FASB issued new accounting guidance on income tax accounting associated with intra-entity transfers of assets other than inventory. This accounting update, which is part of the FASB's simplification initiative, is intended to reduce diversity in practice and the complexity of tax accounting, particularly for those transfers involving intellectual property. This new guidance requires an entity to recognize the income tax consequences of an intra-entity transfer of an asset other than inventory when the transfer occurs. The guidance is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2017, with early adoption permitted. Upon adoption, an entity may apply the new guidance only on a modified retrospective basis through a cumulative-effect adjustment directly to retained earnings as of the beginning of the period of adoption. The Company plans to adopt this guidance on January 1, 2018 and does not expect this new guidance to have a material impact on its consolidated financial statements and related disclosures.

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

Under these agreements, approximately $1 million was reimbursable to Liberty for both of the three month periods ended September 30, 2017 and 2016 and approximately $2 million was reimbursable to Liberty for both of the nine month periods ended September 30, 2017 and 2016.

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

TripCo has calculated the GDFV for all of its equity classified Awards using the Black-Scholes-Merton model. TripCo estimates the expected term of the Awards based on historical exercise and forfeiture data. Since TripCo common stock has not traded on the stock market for a significant length of time, the volatility used in the calculation for Awards is based on a blend of the historical volatility of TripCo and TripAdvisor common stock and the implied volatility of publicly traded TripCo and TripAdvisor options; as the most significant asset within TripCo, the volatility of TripAdvisor common stock was considered in the overall volatility of TripCo’s common stock. TripCo uses a zero dividend rate and the risk-free rate for Treasury Bonds with a term similar to that of the subject options.

LIBERTY TRIPADVISOR HOLDINGS, INC.

Notes to Condensed Consolidated Financial Statements (continued)

(unaudited)

Included in the accompanying condensed consolidated statements of operations are the following amounts of stock‑based compensation, the majority of which relates to TripAdvisor as discussed below:

	Three months ended		Nine months ended
	September 30,		September 30,
	2017	2016	2017	2016
	amounts in millions
Operating expense	$11	11	31	32
Selling, general and administrative expense	16	13	46	36
	$27	24	77	68

Stock-based compensation expense related to TripAdvisor was $26 million and $22 million for the three months ended September 30, 2017 and 2016, respectively, and $72 million and $64 million for the nine months ended September 30, 2017 and 2016, respectively.

TripCo - Outstanding Awards

The following table presents the number and weighted average exercise price (“WAEP”) of the Awards to purchase TripCo common stock granted to certain officers, employees and directors of the Company, as well as the weighted average remaining contractual life and aggregate intrinsic value of the Awards.

			Weighted
			average
			remaining	Aggregate
			contractual	intrinsic
	Series A	WAEP	life	value
	in thousands		in years	in millions
Outstanding at January 1, 2017	661	$14.99
Granted	—	$—
Exercised	(80)	$10.27
Forfeited/Cancelled	(2)	$28.58
Outstanding at September 30, 2017	579	$15.61	2.3	$—
Exercisable at September 30, 2017	505	$15.44	1.8	$—

There were no options to purchase shares of Series A common stock granted during the nine months ended September 30, 2017. There was no activity during the period related to the outstanding TripCo Series B options.

As of September 30, 2017, the total unrecognized compensation cost related to unvested Awards was approximately $11 million. Such amount will be recognized in the Company's consolidated statements of operations over a weighted average period of approximately 2 years.

As of September 30, 2017, TripCo reserved 2.4 million shares of Series A and Series B common stock for issuance under exercise privileges of outstanding stock Awards.

LIBERTY TRIPADVISOR HOLDINGS, INC.

Notes to Condensed Consolidated Financial Statements (continued)

(unaudited)

TripAdvisor Equity Grant Awards

The following table presents the number and WAEP of the Awards to purchase TripAdvisor common stock granted to certain officers, employees and directors of TripAdvisor.

			Weighted
			average
	TripAdvisor		remaining	Aggregate
	stock		contractual	intrinsic
	options	WAEP	life	value
	in thousands		in years	in millions
Outstanding at January 1, 2017	5,818	$57.60
Granted	1,529	$42.81
Exercised	(488)	$29.49
Cancelled or expired	(572)	$68.82
Outstanding at September 30, 2017	6,287	$55.16	6.4	$7
Exercisable at September 30, 2017	3,337	$52.51	4.7	$7

The weighted average grant date fair value of options granted was $17.16 for the nine months ended September 30, 2017.

As of September 30, 2017, the total unrecognized compensation cost related to unvested TripAdvisor stock options was approximately $49 million and will be recognized over a weighted average period of approximately 2.4 years. The total intrinsic value of stock options exercised for the nine months ended September 30, 2017 and 2016 was $8 million and $23 million, respectively.

Additionally, during the nine months ended September 30, 2017, TripAdvisor granted 4,241 thousand service-based restricted stock units (“RSUs”) under its Amended and Restated 2011 Stock and Annual Incentive Plan for which the fair value was measured based on the quoted price of TripAdvisor common stock at the date of grant. The weighted average grant date fair value for RSUs granted during the nine months ended September 30, 2017 was $42.65 per share. As of September 30, 2017, the total unrecognized compensation cost related to TripAdvisor RSUs was approximately $229 million and will be recognized over a weighted average period of approximately 3.0 years.

(3) Earnings (Loss) Per Common Share (EPS)

Basic earnings (loss) per common share (“EPS”) is computed by dividing net earnings (loss) attributable to TripCo shareholders by the weighted average number of common shares outstanding (“WASO”) for the period. Diluted EPS presents the dilutive effect on a per share basis of potential common shares as if they had been converted at the beginning of the periods presented. Excluded from EPS for both the three and nine months ended September 30, 2017 are 2 million

LIBERTY TRIPADVISOR HOLDINGS, INC.

Notes to Condensed Consolidated Financial Statements (continued)

(unaudited)

potential common shares,  because their inclusion would be antidilutive. Excluded from EPS for both the three and nine months ended September 30, 2016 are 2 million potential common shares, because their inclusion would be antidilutive.

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

The Company’s assets and liabilities measured at fair value are as follows:

	September 30, 2017			December 31, 2016
		Quoted prices	Significant		Quoted prices	Significant
		in active	other		in active	other
		markets for	observable		markets for	observable
		identical assets	inputs		identical assets	inputs
Description	Total	(Level 1)	(Level 2)	Total	(Level 1)	(Level 2)
	amounts in millions
Cash equivalents	$26	25	1	53	53	—
Marketable securities	$13	—	13	118	—	118
Available-for-sale securities	$6	—	6	16	—	16
Variable postpaid forward	$61	—	61	51	—	51

On June 6, 2016, TripCo entered into a variable postpaid forward transaction with a financial institution with respect to 7 million shares of TripAdvisor common stock held by the Company with a forward floor price of $38.90 per share and a forward cap price of $98.96 per share.  TripCo borrowed $259 million against the variable postpaid forward on June 23, 2016 (see note 5). The asset associated with this instrument is included in the Other assets, at cost, net of accumulated amortization line item on the face of the accompanying condensed consolidated balance sheets.

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

LIBERTY TRIPADVISOR HOLDINGS, INC.

Notes to Condensed Consolidated Financial Statements (continued)

(unaudited)

Other Financial Instruments

Other financial instruments not measured at fair value on a recurring basis include trade receivables, trade payables, accrued and other current liabilities, current portion of debt and long-term debt. With the exception of debt, the carrying amount approximates fair value due to the short maturity of these instruments as reported on our condensed consolidated balance sheets. The carrying value of our debt bears interest at a variable rate and therefore is also considered to approximate fair value.

(5) Debt

Outstanding debt at September 30, 2017 and December 31, 2016 is summarized as follows:

	September 30,	December 31,
	2017	2016
	amounts in millions
TripAdvisor Credit Facilities	265	164
TripAdvisor Chinese credit facilities	7	7
TripCo margin loans	208	203
TripCo variable postpaid forward	263	261
Total consolidated TripCo debt	$743	635
Less debt classified as current	(7)	(80)
Total long-term debt	$736	555

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

There is no specific repayment date prior to the maturity date for borrowings under the 2015 Credit Facility. During the nine months ended September 30, 2017, TripAdvisor borrowed an additional $415 million and repaid $241 million of outstanding borrowings under the 2015 Credit Facility. As of September 30, 2017, based on TripAdvisor’s leverage ratio, borrowings bear interest at LIBOR plus an applicable margin of 1.25%, or the Eurocurrency Spread. TripAdvisor is currently borrowing under a one-month interest rate period or a weighted average rate of 2.50% per annum as of September 30, 2017, using a one-month interest period Eurocurrency Spread, which will reset periodically. Interest will be payable on a monthly basis while TripAdvisor is borrowing under the one-month interest rate period.

TripAdvisor is also required to pay a quarterly commitment fee, at an applicable rate ranging from 0.15% to 0.30%, on the daily unused portion of the 2015 Credit Facility for each fiscal quarter and additional fees in connection with the

LIBERTY TRIPADVISOR HOLDINGS, INC.

Notes to Condensed Consolidated Financial Statements (continued)

(unaudited)

issuance of letters of credit. As of September 30, 2017, TripAdvisor’s unused revolver capacity is subject to a commitment fee of 0.15%, given TripAdvisor’s leverage ratio. The 2015 Credit Facility includes $15 million of borrowing capacity available for letters of credit and $40 million for Swing Line borrowings on same-day notice. As of September 30, 2017, TripAdvisor had issued $3 million of outstanding letters of credit under the 2015 Credit Facility.

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

TripAdvisor repaid all outstanding borrowings on the 2016 Credit Facility during the first three months of 2017, and, as of September 30, 2017, had no outstanding borrowings.

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

In addition, TripAdvisor’s Chinese subsidiary is party to a RMB 70,000,000 (approximately $10 million) one-year revolving credit facility with J.P. Morgan Chase Bank (the “Chinese Credit Facility—JPM”). Borrowings under the Chinese Credit Facility—JPM generally bear interest at a rate based on the People’s Bank of China benchmark, including

LIBERTY TRIPADVISOR HOLDINGS, INC.

Notes to Condensed Consolidated Financial Statements (continued)

(unaudited)

certain adjustments which may be made in accordance with the market condition at the time of borrowing.  As of September 30, 2017 and December 31, 2016, TripAdvisor had $7 million of outstanding borrowings under the Chinese Credit Facility—JPM at a weighted average rate of 4.35%.

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

For the nine months ended September 30, 2017, TripCo recorded $5 million and $2 million of non-cash interest related to the amended margin loans and variable postpaid forward, respectively.

As of September 30, 2017,  the values of TripAdvisor’s shares pledged as collateral pursuant to the margin loan agreements and variable postpaid forward, determined based on the trading price of the Common Stock and on an as-if converted basis for the Class B Common Stock, are as follows:

	Number of Shares
	Pledged as
	Collateral as of	Share value as of
Pledged Collateral	September 30, 2017	September 30, 2017
	amounts in millions
Common Stock	18.2	$736
Class B Common Stock	12.8	$519

The outstanding margin loans contain various affirmative and negative covenants that restrict the activities of the borrower. The loan agreements do not include any financial covenants.

LIBERTY TRIPADVISOR HOLDINGS, INC.

Notes to Condensed Consolidated Financial Statements (continued)

(unaudited)

Debt Covenants

As of September 30, 2017, each of the Company and TripAdvisor was in compliance with its respective debt covenants.

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

For the nine months ended September 30, 2017, TripCo has identified the following consolidated company as its reportable segment:

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

LIBERTY TRIPADVISOR HOLDINGS, INC.

Notes to Condensed Consolidated Financial Statements (continued)

(unaudited)

Performance Measures

	Three months ended September 30,
	2017		2016
		Adjusted		Adjusted
	Revenue	OIBDA	Revenue	OIBDA
	amounts in millions
TripAdvisor	$439	95	421	114
Corporate and other	—	(2)	13	(3)
Consolidated TripCo	$439	93	434	111

	Nine months ended September 30,
	2017		2016
		Adjusted		Adjusted
	Revenue	OIBDA	Revenue	OIBDA
	amounts in millions
TripAdvisor	$1,235	269	1,164	294
Corporate and other	13	(9)	29	(13)
Consolidated TripCo	$1,248	260	1,193	281

Other Information

	September 30, 2017
	Total	Capital
	assets	expenditures
	amounts in millions
TripAdvisor	$7,209	50
Corporate and other	84	1
Consolidated TripCo	$7,293	51

LIBERTY TRIPADVISOR HOLDINGS, INC.

Notes to Condensed Consolidated Financial Statements (continued)

(unaudited)

The following table provides a reconciliation of Consolidated segment Adjusted OIBDA to Operating income (loss) and Earnings (loss) before income taxes:

	Three months		Nine months
	ended September 30,		ended September 30,
	2017	2016	2017	2016
	amounts in millions
Consolidated segment Adjusted OIBDA	$93	111	260	281
Stock-based compensation	(27)	(24)	(77)	(68)
Depreciation and amortization	(50)	(56)	(161)	(166)
Operating income (loss)	16	31	22	47
Interest expense	(6)	(5)	(18)	(20)
Realized and unrealized gain (losses) on financial instruments, net	(9)	(1)	10	5
Gain (loss) on dispositions, net	—	—	(18)	—
Other, net	(1)	—	2	(1)
Earnings (loss) before income taxes	$—	25	(2)	31

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

•	changes in our business models, including the rollout of TripAdvisor, Inc.’s (“TripAdvisor”) instant booking feature;
•	changes in the nature of key strategic relationships with partners, distributors, suppliers and vendors;
•	domestic and international economic and business conditions and industry trends, including the impact of “Brexit” and those which result in declines or disruptions in the travel industry;
•	consumer spending levels, including the availability and amount of individual consumer debt;
•	costs related to the maintenance and enhancement of brand awareness;
•	advertising spending levels;
•	rapid technological changes;
•	failure to protect the security of personal information about customers, subjecting us to potentially costly government enforcement actions or private litigation and reputational damage;
•	the regulatory and competitive environment of the industries in which we operate;
•	fluctuations in foreign currency exchange rates; and
•	threatened terrorist attacks, political unrest in international markets and ongoing military action around the world.

For additional risk factors, please see Part I, Item 1A of the Annual Report on Form 10-K for the year ended December 31, 2016, as well as Part II, Item 1A of our Quarterly Report on Form 10-Q for the quarter ended June 30, 2017. These forward-looking statements and such risks, uncertainties and other factors speak only as of the date of this Quarterly Report, and we expressly disclaim any obligation or undertaking to disseminate any updates or revisions to any forward-looking statement contained herein, to reflect any change in our expectations with regard thereto, or any other change in events, conditions or circumstances on which any such statement is based.

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

Overview

The accompanying financial statements and the other information herein refer to the consolidation of TripAdvisor and BuySeasons, Inc. (“BuySeasons”) as “TripCo,” “Consolidated TripCo,” the “Company,” “us,” “we” and “our” unless the context otherwise requires.  We own an approximate 22% economic interest and 58% voting interest in TripAdvisor as of September 30, 2017. All significant intercompany accounts and transactions have been eliminated in the accompanying condensed consolidated financial statements.

On June 30, 2017, TripCo sold BuySeasons. The sale resulted in an $18 million loss, which is included in Gain (loss) on dispositions, net in the accompanying condensed consolidated statement of operations. BuySeasons is not presented as a discontinued operation as the sale did not represent a strategic shift that had a major effect on TripCo’s operations and financial results.

Our “Corporate and other” category includes our former interest in BuySeasons and corporate expenses.

Results of Operations—Consolidated—September 30, 2017 and 2016

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

	Three months ended		Nine months ended
	September 30,		September 30,
	2017	2016	2017	2016
	amounts in millions
Revenue
TripAdvisor	$439	421	1,235	1,164
Corporate and other	—	13	13	29
Consolidated TripCo	$439	434	1,248	1,193
Operating Income (Loss)
TripAdvisor	$19	36	36	65
Corporate and other	(3)	(5)	(14)	(18)
Consolidated TripCo	$16	31	22	47
Adjusted OIBDA
TripAdvisor	$95	114	269	294
Corporate and other	(2)	(3)	(9)	(13)
Consolidated TripCo	$93	111	260	281

Revenue.  Our consolidated revenue increased $5 million and $55 million during the three and nine months ended September 30, 2017,  respectively, as compared to the corresponding periods in the prior year, primarily due to increases of $18 million and $71 million at TripAdvisor, respectively. Corporate and other revenue decreased $13 million and $16 million for the three and nine months ended September 30, 2017, respectively, as compared to the corresponding periods in the prior year.  On June 30, 2017, TripCo sold BuySeasons, the only consolidated subsidiary in Corporate and other. See “Results of Operations—TripAdvisor” below for a more complete discussion of the results of operations of TripAdvisor.

Operating Income (Loss).  Our consolidated operating income decreased by $15 million and $25 million for the three and nine months ended September 30, 2017, respectively, as compared to the corresponding periods in the prior year. The decrease for the three and nine months ended September 30, 2017 is due to decreases in operating results at TripAdvisor.  See “Results of Operations—TripAdvisor” below for a more complete discussion of the results of operations of TripAdvisor.

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

Consolidated Adjusted OIBDA decreased $18 million and decreased $21 million during the three and nine months ended September 30, 2017,  respectively, as compared to the corresponding periods in the prior year. These changes were primarily due to the operating results of TripAdvisor. See “Results of Operations—TripAdvisor” below for a more complete discussion of the results of operations of TripAdvisor.

Other Income and Expense

Components of Other income (expense) are presented in the table below.

	Three months ended		Nine months ended
	September 30,		September 30,
	2017	2016	2017	2016
	amounts in millions
Interest expense
TripAdvisor	$(4)	(3)	(11)	(10)
Corporate and other	(2)	(2)	(7)	(10)
Consolidated TripCo	$(6)	(5)	(18)	(20)
Realized and unrealized gains (losses) on financial instruments, net
TripAdvisor	$—	—	—	1
Corporate and other	(9)	(1)	10	4
Consolidated TripCo	$(9)	(1)	10	5
Gain (loss) on dispositions, net
TripAdvisor	$—	—	—	—
Corporate and other	—	—	(18)	—
Consolidated TripCo	$—	—	(18)	—
Other, net
TripAdvisor	$(1)	—	2	(1)
Corporate and other	—	—	—	—
Consolidated TripCo	$(1)	—	2	(1)

Interest expense.  Interest expense increased $1 million and decreased $2 million for the three and nine months ended September 30, 2017, respectively, as compared to the corresponding periods in the prior year.  Interest expense primarily consists of interest accrued, commitment fees and debt issuance cost amortization. TripAdvisor’s interest expense increased $1 million during both the three and nine months ended September 30, 2017, respectively, as compared to the corresponding periods in the prior year, due to higher average outstanding borrowings and effective interest rates during the first nine months of 2017. Interest expense for Corporate and other remained flat and decreased $3 million for the three and nine months ended September 30, 2017,  respectively, as compared to the corresponding periods in the prior year, due to lower interest rates on outstanding borrowings.

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

Other, net.  Other, net expense increased $1 million and decreased $3 million for the three and nine months ended September 30, 2017,  respectively, as compared to the corresponding prior year periods.  During the three months ended September 30, 2017, TripAdvisor recognized a loss on one of its cost-method investments, partially offset by gains due to the fluctuation of foreign exchange rates.  The decrease in other, net expense for the nine months ended September 30, 2017 was due to higher transaction gains as a result of the fluctuation of foreign exchange rates.

Income taxes.    During the three months ended September 30, 2017 and 2016, we had earnings before income taxes of zero and $25 million, respectively, and we had income tax expense of $7 million and income tax benefit of  $1 million, respectively. During the nine months ended September 30, 2017 and 2016, we had losses before income taxes of $2 million and earnings before income taxes of $31 million, respectively, and income tax expense of $21 million and $3 million, respectively. For the three and nine months ended September 30, 2017, the Company recognized additional tax expense related to changes in valuation allowance, changes in unrecognized tax benefits, the recognition of deferred tax liabilities for basis differences in the stock of a consolidated subsidiary, and the recognition of excess tax benefits and shortfalls related to stock-based compensation. These expense items were partially offset by the tax benefit of earnings in foreign jurisdictions taxed at a rate lower than the U.S. federal tax rate and an increase in federal tax credits. For the three and nine months ended September 30, 2016, the Company recognized additional tax benefits related to earnings in foreign jurisdictions taxed at a rate lower than the U.S. federal tax rate and an increase in federal tax credits, partially offset by changes in valuation allowance, changes in unrecognized tax benefits, and recognition of deferred tax liabilities for basis differences in the stock of a consolidated subsidiary.

 Net earnings (loss).  We had net losses of $7 million and net earnings of $26 million for the three months ended September 30, 2017 and 2016, respectively, and net losses of $23 million and net earnings of $28 million for the nine months ended September 30, 2017 and 2016, respectively. The change in net earnings was the result of the above described fluctuations in our revenue and expenses.

Liquidity and Capital Resources

As of September 30, 2017, cash and cash equivalents primarily consist of cash on hand in global financial institutions, money market funds and marketable securities with maturities of 90 days or less.

The following are potential sources of liquidity: available cash balances, proceeds from asset sales, monetization of our investments, outstanding or anticipated debt facilities, debt and equity issuances and dividend and interest receipts.

As of September 30, 2017,  TripCo had a cash balance of $773 million. Approximately $750 million of the cash balance, at September 30, 2017, is held at TripAdvisor. Although TripCo has a 58% voting interest in TripAdvisor, TripAdvisor is a separate public company with a significant non‑controlling interest, as TripCo has only an approximate 22% economic interest in TripAdvisor. Even though TripCo controls TripAdvisor through its voting interest and board representation, decision making with respect to using TripAdvisor’s cash balances must consider TripAdvisor’s minority holders. Accordingly, any potential distributions of cash from TripAdvisor to TripCo would generally be on a pro rata basis based on economic ownership interests. Approximately $567 million of the TripAdvisor cash balance is held by foreign subsidiaries of TripAdvisor which is generally accessible but certain tax consequences may reduce the net amount of cash TripAdvisor is able to utilize for domestic purposes. Historically, TripAdvisor’s operating cash flows have been sufficient to fund its working capital requirements, capital expenditures and long term debt obligations and other financial commitments and are expected to be sufficient in future periods.

	Nine months ended
	September 30,
	2017	2016
	amounts in millions
Cash flow information
TripAdvisor cash provided (used) by operating activities	$220	276
Corporate and other cash provided (used) by operating activities	(17)	(19)
Net cash provided (used) by operating activities	$203	257

TripAdvisor cash provided (used) by investing activities	$64	(140)
Corporate and other cash provided (used) by investing activities	(3)	(1)
Net cash provided (used) by investing activities	$61	(141)

TripAdvisor cash provided (used) by financing activities	$(163)	(133)
Corporate and other cash provided (used) by financing activities	1	31
Net cash provided (used) by financing activities	$(162)	(102)

During the nine months ended September 30, 2017, TripCo’s primary use of cash was approximately $250 million of share repurchases under TripAdvisor’s authorized share repurchase program. TripCo’s primary sources of cash included cash on hand, cash provided by operations,  approximately $99 million in net debt borrowings and approximately $114 million in net purchases, sales and maturities of short term investments and other marketable securities.

The projected use of TripCo’s corporate cash will be to pay fees to Liberty Media for providing certain services pursuant to the services and facilities sharing agreements, which are not expected to exceed $4 million annually, and to pay any other corporate level expenses. We anticipate TripCo’s corporate cash balance (without other financial resources potentially available as discussed above) to be sufficient to maintain operations through a refinancing arrangement on the margin loans and the variable postpaid forward. The debt service costs of the margin loans described above are paid in kind at the election of TripCo and become outstanding principal. At the maturity of the margin loans, a number of options are expected to be available to satisfy the loans as discussed above in potential sources of liquidity.

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

Results of Operations—TripAdvisor

TripAdvisor, Inc.  Our economic ownership interest in TripAdvisor is approximately 22% and TripCo’s results include the consolidated results of TripAdvisor and the elimination of approximately 78% of TripAdvisor’s net income (loss), including purchase accounting adjustments, through the line item for net earnings (loss) attributable to noncontrolling interests in the accompanying condensed consolidated statements of operations. TripAdvisor is a separate publicly traded company and additional information about TripAdvisor can be obtained through its website and its public filings. We believe a discussion of TripAdvisor’s standalone results promotes a better understanding of the overall results of its business. TripAdvisor’s revenue, Adjusted OIBDA and operating income on a standalone basis for the three and nine months ended September 30, 2017 and 2016 were as follows (see tables below for a reconciliation of TripAdvisor’s standalone results to those amounts reported by TripCo):

	Three months ended		Nine months ended
	September 30,		September 30,
	2017	2016	2017	2016
	amounts in millions
Revenue
Hotel	$312	320	952	939
Non-Hotel	127	101	283	225
Total revenue	439	421	1,235	1,164
Operating expense	69	70	209	210
SG&A	275	237	757	660
Adjusted OIBDA	95	114	269	294
Stock-based compensation	26	22	72	64
Depreciation and amortization	27	26	82	74
Operating income as reported by TripAdvisor	$42	66	115	156

Revenue

TripAdvisor’s Hotel revenue decreased $8 million and increased $13 million during the three and nine months ended September 30, 2017, respectively,  when compared to the same periods in 2016. The increase in Hotel revenue is detailed as follows:

	Three months ended		Nine months ended
	September 30,		September 30,
	2017	2016	2017	2016
	amounts in millions
TripAdvisor-branded click-based and transaction	$195	206	619	596
TripAdvisor-branded display-based advertising and subscription	76	73	215	214
Other hotel revenue	41	41	118	129
Total Hotel revenue	$312	320	952	939

TripAdvisor-branded click-based and transaction revenue includes cost-per-click-based advertising revenue from its TripAdvisor-branded websites as well as transaction-based revenue from its hotel instant booking feature. For the three and nine months ended September 30, 2017, 63% and 65%, respectively, of TripAdvisor’s total Hotel segment revenue was derived from its TripAdvisor-branded click-based and transaction revenue. For the three and nine months ended September 30, 2016, 64% and 63%, respectively, of TripAdvisor’s total Hotel segment revenue was derived from its TripAdvisor-branded click-based and transaction revenue. TripAdvisor-branded click-based and transaction revenue during the three months ended September 30, 2017,  decreased $11 million, when compared to the same period in 2016, primarily due to a decrease of 11% in revenue per hotel shopper, which was partially offset by an increase of 7% in average monthly unique hotel shoppers. TripAdvisor-branded click-based and transaction revenue during the nine months ended September 30, 2017, increased $23 million, when compared to the same period in 2016, primarily due to an increase of 9% in average monthly unique hotel shoppers during the nine months ended September 30, 2017, which was partially offset by a decrease of 4% in revenue per hotel shopper.

Revenue per hotel shopper decreased 11% during the three months ended September 30, 2017, when compared to the same period in 2016, according to TripAdvisor’s internal log files. The decrease was driven primarily by lower cost-per-clicks (“CPCs”) received in TripAdvisor’s click-based metasearch auction, as TripAdvisor observed partners increase marketing efficiency on TripAdvisor’s channel during the third quarter of 2017 resulting in lower CPC bids in all geographic areas, as well as the general trend of a greater percentage of hotel shoppers visiting TripAdvisor-branded websites and apps on mobile phones.

Revenue per hotel shopper decreased 4% during the nine months ended September 30, 2017, when compared to the same period in 2016, according to TripAdvisor’s internal log files. The decrease was driven primarily by the factors noted above, as well as by factors that primarily impacted TripAdvisor during the first six months of 2017, including dilution from product testing related to the second-quarter 2017 launch of TripAdvisor’s redesigned website and applications, foreign currency fluctuations and the timing of TripAdvisor’s instant booking feature rollout in certain non-U.S. markets during the first half of 2016, partially offset by strong growth in U.S. revenue per hotel shopper during the first six months of 2017.

TripAdvisor’s aggregate average monthly unique hotel shoppers on TripAdvisor-branded websites increased by 7% and 9% during the three and nine months ended September 30, 2017, respectively, when compared to the same periods in 2016, according to TripAdvisor’s internal log files. The increase in hotel shoppers for the three and nine months ended September 30, 2017 was primarily due to the success of TripAdvisor’s paid online marketing strategy, as well as the general trend of an increasing number of hotel shoppers visiting TripAdvisor’s websites and apps on mobile phones, partially offset by increased brand advertising spend related to TripAdvisor’s television campaign as part of its marketing mix, which TripAdvisor believes has a longer term return in comparison to online marketing spend.

TripAdvisor-branded display-based advertising and subscription revenue primarily consists of revenue from display-based advertising and subscription-based hotel advertising revenue.  TripAdvisor-branded display-based advertising and subscription revenue increased by $3 million or 4%, during the three months ended September 30, 2017, when compared to the same period in 2016. Display-based advertising revenue increased primarily due to an increase in impressions sold, partially offset by a slight decrease in pricing and the general trend of increasing traffic visiting TripAdvisor websites and apps on mobile phones. While TripAdvisor continues to focus on new product initiatives to drive growth, the subscription revenue was flat primarily as TripAdvisor works to enhance its product offering to hoteliers and increase its sales pipeline in this business, as well as hotel industry consolidation. TripAdvisor-branded display-based advertising and subscription revenue increased slightly during the nine months ended September 30, 2017, when compared to the same period in 2016.

TripAdvisor’s other hotel revenue primarily includes revenue from non-TripAdvisor branded websites, such as bookingbuddy.com,  cruisecritic.com, and onetime.com, including click-based advertising revenue, display-based advertising revenue and room reservations sold through these websites. Other hotel revenue was flat and decreased by $11 million during the three and nine months ended September 30, 2017, respectively, when compared to the same periods in 2016, primarily due to increased focus on return on marketing spend from paid marketing channels within this revenue stream.

TripAdvisor’s Non-Hotel segment revenue increased by $26 million or 26%, and $58 million or 26%, during the three and nine months ended September 30, 2017,  respectively, when compared to the same periods in 2016,  primarily driven by increased bookable supply,  user demand, and increased bookings in TripAdvisor’s Attractions and Restaurant businesses.

TripAdvisor’s strong revenue growth in its Attractions business has been driven by the following factors: growth in bookings sourced by TripAdvisor, growth in bookable products, which leads to better consumer choice, as well as growth in free and paid traffic sources. Another contributing factor is the improved shopping experience from the introduction of new features, such as attractions instant booking for mobile phone, which enables users to purchase tickets and tours seamlessly without leaving the mobile app. These factors are all contributing to more consumer choice and continued revenue growth as a result of increased bookings. Similarly, in TripAdvisor’s Restaurants business, continued strong revenue growth can be attributed to increased bookings in TripAdvisor’s most established markets, growth in mobile bookings, a continually improving user experience and an increase in bookable supply of restaurant listings during the three and nine months ended September 30, 2017, respectively, when compared to the same periods in 2016.

Revenue by Geography

TripAdvisor’s U.S. revenue increased $20 million or 9%, during the three months ended September 30, 2017, when compared to the same period in 2016. U.S. revenue represented 56% and 53% of total revenue during the three months ended September 30, 2017 and 2016, respectively. This increase in the U.S. was due primarily to growth in TripAdvisor’s Attractions business.  Revenue outside of the U.S., or non-U.S. revenue, decreased $2 million, or 1%, during the three months ended September 30, 2017, when compared to the same period in 2016. Non-U.S. revenue represented 44% and 47% of total revenue during the three months ended September 30, 2017 and 2016, respectively.  The decline in TripAdvisor’s non-U.S. revenue, as a percentage of total revenue during this period was primarily due to growth in TripAdvisor’s Attractions business in the U.S. and  a higher growth rate in mobile phone hotel shoppers and a higher percentage of total hotel shoppers from mobile devices in non-U.S. markets during the period.

TripAdvisor’s U.S. revenue increased $72 million or 11%, during the nine months ended September 30, 2017, when compared to the same period in 2016. U.S. revenue represented 57% and 54% of total revenue during the nine months ended September 30, 2017 and 2016, respectively. This increase was due to an increase in U.S. TripAdvisor-branded click-based and transaction revenue, driven by growth in U.S. revenue per hotel shopper during the nine months ended September 30, 2017, when compared to the same period in 2016, as well as growth in TripAdvisor’s Attractions business. Revenue outside of the U.S., or non-U.S. revenue, decreased $1 million or 0%, during the nine months ended September 30, 2017, when compared to the same period in 2016. Non-U.S. revenue represented 43% and 46% of total revenue during the nine months ended September 30, 2017 and 2016, respectively.  The decline in TripAdvisor’s non-U.S. revenue, as a percentage of total revenue during these periods, was primarily driven by the factors noted above, as well as, foreign currency fluctuations and the timing of TripAdvisor’s instant booking feature rollout in certain non-U.S. markets during the first half of 2016.

Operating expense

The most significant driver of operating expense is technology and content costs which decreased $2 million during both the three and nine months ended September 30, 2017, when compared to the same periods in 2016. The decreases were primarily due to a decrease in contingent staff costs, partially offset by an increase in personnel and overhead costs to support TripAdvisor’s mobile phone and website initiatives, as well as to support business growth.

Selling, general and administrative

Selling and marketing costs consist of direct selling and marketing costs and indirect costs, such as personnel and overhead. Selling and marketing costs increased $37 million during the three months ended September 30, 2017, when compared to the same period in 2016, driven primarily by an increase of $42 million in costs incurred related to the launch of TripAdvisor’s television campaign in June of 2017, partially offset by a decrease in other advertising costs. SEM and other online traffic acquisition costs were essentially flat during the three months ended September 30, 2017, when compared to the same period in 2016, as TripAdvisor shifted marketing spend to its television campaign.

 Selling and marketing costs increased $98 million during the nine months ended September 30, 2017, when compared to the same period in 2016, driven primarily by an increase of $58 million in costs incurred related to the launch of TripAdvisor’s television campaign in June of 2017, as well as an increase in SEM and other online traffic acquisition costs of $43 million, partially offset by a decrease in other advertising costs.

General and administrative costs increased $1 million and decreased  $1 million during the three and nine months ended September 30, 2017, respectively, when compared to the same periods in 2016. The increase for the three months ended September 30, 2017 was due to increases in personnel and overhead costs and professional service fees. Professional service fees and other increased $2 million during the three months ended September 30, 2017, when compared to the same period in 2016, primarily due to an increase in bad debt costs and non-income taxes, partially offset by a decrease in consulting costs. Professional service fees and other decreased $3 million during the nine months ended September 30, 2017, when compared to the same period in 2016, primarily due to a decrease in consulting costs and non-income taxes, partially offset by an increase in bad debt costs.

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

The following is a reconciliation of the results as reported by TripAdvisor, used for comparison purposes as discussed above, for a greater understanding of the standalone operations of TripAdvisor, to the results reported by TripCo (amounts in millions):

	Three months ended September 30, 2017			Nine months ended September 30, 2017
		Purchase			Purchase
	As Reported by	Accounting	As Reported by	As Reported by	Accounting	As Reported by
	TripAdvisor	Adjustments	TripCo	TripAdvisor	Adjustments	TripCo
Revenue	$439	—	439	1,235	—	1,235
Operating expense, excluding stock-based compensation	(69)	—	(69)	(209)	—	(209)
Selling, general and administrative, excluding stock-based compensation	(275)	—	(275)	(757)	—	(757)
Adjusted OIBDA	95	—	95	269	—	269
Stock-based compensation	(26)	—	(26)	(72)	—	(72)
Depreciation and amortization	(27)	(23)	(50)	(82)	(79)	(161)
Operating income (loss)	$42	(23)	19	115	(79)	36

	Three months ended September 30, 2016			Nine months ended September 30, 2016
		Purchase			Purchase
	As Reported by	Accounting	As Reported by	As Reported by	Accounting	As Reported by
	TripAdvisor	Adjustments	TripCo	TripAdvisor	Adjustments	TripCo
Revenue	$421	—	421	1,164	—	1,164
Operating expense, excluding stock-based compensation	(70)	—	(70)	(210)	—	(210)
Selling, general and administrative, excluding stock-based compensation	(237)	—	(237)	(660)	—	(660)
Adjusted OIBDA	114	—	114	294	—	294
Stock-based compensation	(22)	—	(22)	(64)	—	(64)
Depreciation and amortization	(26)	(30)	(56)	(74)	(91)	(165)
Operating income (loss)	$66	(30)	36	156	(91)	65

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

We are exposed to changes in interest rates primarily as a result of our borrowings used to maintain liquidity and to fund business operations. The nature and amount of our long‑term and short‑term debt are expected to vary as a result of future requirements, market conditions and other factors. We plan to manage our overall exposure to interest rates by maintaining what we believe is an appropriate mix of fixed and variable rate debt. We believe this will protect us from interest rate risk. We expect that over time we will achieve this mix by (i) issuing fixed rate debt that we believe has a low stated interest rate and significant term to maturity and (ii) issuing variable rate debt with appropriate maturities and interest rates. As of September 30, 2017, our debt is comprised of the following amounts of variable and fixed rate debt:

	Variable rate debt		Fixed rate debt
	Principal	Weighted avg	Principal	Weighted avg
	amount	interest rate	amount	interest rate
	amount in millions
TripAdvisor	$272	2.5%	—	N/A
TripCo debt	$208	3.3%	263	1.3%

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

Item 4. Controls and Procedures.

In accordance with Rules 13a-15 and 15d-15 under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), the Company carried out an evaluation, under the supervision and with the participation of management, including its chief executive officer and its principal accounting and financial officer (the "Executives"), of the effectiveness of its disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, the Executives concluded that the Company's disclosure controls and procedures were effective as of September 30, 2017 to provide reasonable assurance that information required to be disclosed in its reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms.

There has been no change in the Company's internal control over financial reporting that occurred during the three months ended September 30, 2017 that has materially affected, or is reasonably likely to materially affect, its internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

No shares of Liberty TripAdvisor Holdings, Inc. Series A common stock were surrendered by our officers and employees to pay withholding taxes and other deductions in connection with the vesting of their restricted stock during the three months ended September 30, 2017.

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

LIBERTY TRIPADVISOR HOLDINGS, INC.

Date: November 7, 2017	By:	/s/ GREGORY B. MAFFEI
Gregory B. Maffei Chairman, President and Chief Executive Officer

Date: November 7, 2017	By:	/s/ BRIAN J. WENDLING
Brian J. Wendling Senior Vice President and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)