Form 10-K
period 2017-12-31
Liberty TripAdvisor Holdings, Inc.
filed 2018-02-21
CIK 1606745

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D. C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2017

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒   No 

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☒    No 

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of "large accelerated filer," "accelerated filer," "smaller reporting company" and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐ (do not check if smaller reporting company)	Smaller reporting company ☐	Emerging growth company☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes    No ☒

The aggregate market value of the voting stock held by non-affiliates of Liberty TripAdvisor Holdings, Inc. computed by reference to the last sales price of such stock, as of the closing of trading on June 30, 2017, was approximately $797.8 million.

The number of outstanding shares of Liberty TripAdvisor Holdings, Inc.'s common stock as of January 31, 2018 was:

	Series A	Series B
Liberty TripAdvisor Holdings, Inc. common stock	72,127,285	2,929,777

Documents Incorporated by Reference

The Registrant's definitive proxy statement for its 2018 Annual Meeting of Stockholders is hereby incorporated by reference into Part III of this Annual Report on Form 10-K.

LIBERTY TRIPADVISOR HOLDINGS, INC.

2017 ANNUAL REPORT ON FORM 10‑K

PART I.

Item 1.  Business.

(a)General Development of Business

During October 2013, the Board of Directors of Liberty Interactive Corporation and its subsidiaries (“Liberty”) authorized a plan to distribute to the stockholders of Liberty’s Liberty Ventures common stock shares of a newly-formed company, Liberty TripAdvisor Holdings, Inc. (“TripCo” or the “Company”) (the “TripCo Spin-Off”). TripCo was formed in 2013 as a Delaware corporation. TripCo holds its subsidiary TripAdvisor, Inc. (“TripAdvisor”) and held its former subsidiary, BuySeasons, Inc. (“BuySeasons”) until BuySeasons was sold on June 30, 2017. The TripCo Spin-Off was completed on August 27, 2014 and effected as a pro-rata dividend of shares of TripCo to the stockholders of Series A and Series B Liberty Ventures common stock of Liberty. As of December 31, 2017, TripCo held an approximate 22% equity interest and 58% voting interest in TripAdvisor.

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

BuySeasons’ results of operations were included in the consolidated financial statements of TripCo until June 30, 2017. BuySeasons is not presented as a discontinued operation as the sale did not represent a strategic shift that had a major effect on TripCo’s operations and financial results.

* * * * *

Certain statements in this Annual Report on Form 10-K constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, including statements regarding our business, product and marketing strategies; new service offerings; the recoverability of our goodwill and other long-lived assets; our projected sources and uses of cash; and the anticipated impact of certain contingent liabilities related to legal and tax proceedings and other matters arising in the ordinary course of business.  In particular, statements under Item 1. "Business," Item 1A. "Risk Factors," Item 2. "Properties," Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations" and Item 7A. "Quantitative and Qualitative Disclosures About Market Risk" contain forward-looking statements.  Forward-looking statements inherently involve many risks and uncertainties that could cause actual results to differ materially from those projected in these statements. Where, in any forward-looking statement, we express an expectation or belief as to future results or events, such expectation or belief is expressed in good faith and believed to have a reasonable basis, but such statements necessarily involve risks and uncertainties and there can be no assurance that the expectation or belief will result or be achieved or accomplished. The following include some but not all of the factors that could cause actual results or events to differ materially from those anticipated:

•	customer demand for products and services and the ability of our subsidiary to adapt to changes in demand;
•	competitor responses to products and services;
•	the levels and quality of online traffic to TripAdvisor’s businesses’ websites and the ability to convert visitors into contributors or consumers;
•	the expansion of social integration and member acquisition efforts with social media;
•	the impact of changes in search engine algorithms and dynamics or search engine disintermediation;
•	uncertainties inherent in the development and integration of new business lines and business strategies;
•	our future financial performance, including availability, terms and deployment of capital;
•	our ability to successfully integrate and recognize anticipated efficiencies and benefits from the businesses we acquire;
•	impairment of goodwill or other intangible assets such as trademarks or other intellectual property arising from acquisitions;
•	the ability of suppliers and vendors to deliver equipment, software and services;
•	availability of qualified personnel;
•

changes in, or failure or inability to comply with, government regulations, including, without limitation, regulations of the Federal Communications Commission and adverse outcomes from regulatory proceedings;

•	changes in business models;
•	changes in the nature of key strategic relationships with partners and vendors;
•

domestic and international economic and business conditions and industry trends, including the impact of “Brexit” and those conditions and trends which result in declines or disruptions in the travel industry;

•	consumer spending levels, including the availability and amount of individual consumer debt;
•	costs related to the maintenance and enhancement of brand awareness;
•	advertising spending levels;
•	rapid technological changes;

•	failure to protect the security of personal information about customers and users, subjecting us to potentially costly government enforcement actions or private litigation and reputational damage;
•	the regulatory and competitive environment of the industries in which we operate;
•	fluctuations in foreign currency exchange rates; and
•	threatened terrorist attacks, political unrest in international markets and ongoing military action around the world.

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

(b)Financial Information About Operating Segments

Through our ownership of an interest in TripAdvisor, we are primarily engaged in the online travel industry.

We identify our reportable segments as those consolidated subsidiaries that represent 10% or more of our annual consolidated revenue, Adjusted OIBDA or total assets.  Financial information related to our operating segments can be found in note 13 to our consolidated financial statements found in Part II of this report.

(c)Narrative Description of Business

TripAdvisor

TripAdvisor is an online travel company and its mission is to help people around the world to plan, book and experience the perfect trip. TripAdvisor seeks to achieve its mission by providing users and travel partners a global platform about destinations, accommodations, activities and attractions, and restaurants that includes rich user-generated content, price comparison tools and online reservation and related services.

TripAdvisor, Inc., by and through its subsidiaries, owns and operates a portfolio of leading online travel brands. Its flagship brand, TripAdvisor,  is the world’s largest travel site based on monthly unique visitors, with 455 million average monthly unique visitors in its seasonal peak during the year ended December 31, 2017, according to TripAdvisor’s internal log files.

TripAdvisor-branded websites include tripadvisor.com in the United States and localized versions of the TripAdvisor website in 48 markets and 28 languages worldwide. TripAdvisor’s systems infrastructure, web and database servers for TripAdvisor branded websites are housed at two geographically separate facilities and have multiple communication links as well as continuous monitoring and engineering support. Each facility is fully self-sufficient and operational with its own hardware, networking, software, and content, and is structured in an active/passive, fully redundant configuration. Substantially all of its software components, data, and content are replicated in multiple datacenters and development centers, as well as being backed up at offsite locations. TripAdvisor’s systems are monitored and protected though multiple layers of security. Several of its individual subsidiaries and businesses, including Viator, have their own data infrastructure and technology teams.

TripAdvisor’s Industry and Market Opportunity

TripAdvisor operates in the global travel industry, focusing exclusively on online travel activity and the online advertising market.

According to Phocuswright, an independent travel, tourism and hospitality research firm, global travel spending is expected to be greater than $1.6 trillion in 2018. Online penetration of global travel bookings currently is estimated to be less than 50%, however, travel bookings continue to move online as consumers around the world gain access to the internet, including broadband; more users continue to access the internet via mobile devices; and global tourism activity continues to increase, driven by middle class and economic growth in some parts of the world. In addition, the internet provides greater access to travel research and booking capabilities than offline methods. Given the ongoing consumer trends around online travel media consumption and online travel commerce, TripAdvisor believes travel partners will continue to allocate greater percentages of their marketing budgets to online channels, as they seek to grow their businesses.

Business Model

TripAdvisor’s businesses help to match demand – users who seek to discover, research, price compare and book the best travel experiences – with supply – TripAdvisor’s travel partners who provide travel accommodations, travel experiences and travel services, worldwide.

Users

TripAdvisor serves users through TripAdvisor’s websites and apps and focuses on content, selection, price, and convenience. TripAdvisor features approximately 600 million user-generated reviews and opinions across a broad base of global travel-related businesses, including approximately 1.2 million hotels, inns, B&Bs and specialty lodging, 750,000 vacation rentals, 4.6 million restaurants and 915,000 activities and attractions worldwide. TripAdvisor’s content – and the strong global brand it has created since its founding in 2000 – are primary drivers of not only attracting the world’s largest travel audience of 455 million unique monthly visitors but also influencing a significant amount of travel commerce. TripAdvisor is focused on creating the best online experience in travel planning and booking, making it easier for users to research destinations and experiences, to read and contribute user-generated content, compare destinations and businesses based on quality, price and availability, and to complete bookings powered by its travel partners.

Travel Partners

TripAdvisor strives to give users more choice and to help users find the best experiences and the best deals possible and it designs its websites to enable its travel partners to be discovered, to advertise and to sell their services. TripAdvisor facilitates transactions between users and travel partners in a number of ways, including by sending referrals to its partners websites, facilitating bookings on behalf of its partners, by serving as the merchant of record – as is often the case in its attractions and vacation rentals businesses – and by offering advertising placements on TripAdvisor websites and mobile apps.

Segments and Products

TripAdvisor manages its business in two reportable segments: Hotel and Non-Hotel. TripAdvisor continues to derive a significant majority of its revenue from its Hotel segment, which accounted for 77%, 80%, and 85%, of its consolidated revenue in the years ended December 31, 2017, 2016 and 2015, respectively. The Hotel segment includes revenue generated from the following sources:

•

TripAdvisor-branded Click-based and Transaction Revenue.    TripAdvisor’s largest source of Hotel segment revenue is generated from click-based advertising on TripAdvisor-branded websites, which is primarily comprised of contextually-relevant booking links to its travel partners’ sites. TripAdvisor’s click-based advertising travel partners are predominantly online travel agencies (“OTAs”), and direct suppliers in the hotel product category. Click-based advertising is generally priced on a cost-per-click (“CPC”), basis, with payments from advertisers determined by the number of users who click on a link multiplied by the price that partner is willing to pay for that click, or hotel shopper lead. CPC rates are determined in a dynamic, competitive auction process, or metasearch auction, that enables TripAdvisor’s partners to use its proprietary, automated bidding system to submit CPC bids to have their hotel rates and availability listed on TripAdvisor’s site. Transaction revenue is generated from its instant booking feature, which enables the merchant of record, generally an OTA or hotel partner, to pay a commission to TripAdvisor for a user that completes a hotel reservation via its website.

•

TripAdvisor-branded Display-based Advertising and Subscription Revenue.  Travel partners can promote their brands in a contextually-relevant manner through a variety of display-based advertising placements on TripAdvisor’s websites. TripAdvisor’s display-based advertising clients are predominantly direct suppliers of hotels, airlines and cruises, as well as destination marketing organizations.  TripAdvisor also sells display-based advertising to OTAs, and other travel-related businesses, and to advertisers from non-travel categories. Display-based advertising is predominantly sold on a cost per thousand impressions (“CPM”), basis. In addition, TripAdvisor offers subscription-based advertising to hotels, B&Bs and other specialty lodging properties. Subscription advertising is predominantly sold for a flat fee and enables subscribers to enhance their listing, for a contracted period of time, on TripAdvisor-branded websites, including by posting special offers for travelers.

•

Other Hotel Revenue.  TripAdvisor’s other hotel revenue primarily includes revenue from non-TripAdvisor branded websites, such as www.bookingbuddy.com, www.cruisecritic.com, and www.onetime.com, which includes click-based advertising revenue, display-based advertising revenue, hotel room reservations sold through the websites, and advertising revenue from making cruise reservations available for price comparison and booking.

In recent years, a significant percentage of TripAdvisor’s user traffic as well as an increasing percentage of its consolidated revenue has come from its Non-Hotel products – attractions, restaurants and vacation rentals. These businesses generate revenue in TripAdvisor’s Non-Hotel segment, which accounted for 23%, 20%, and 15% of TripAdvisor’s consolidated revenue in the years ended December 31, 2017, 2016 and 2015, respectively.

•

Attractions. TripAdvisor provides information and services for users to research, book and experience activities and attractions in popular travel destinations both through Viator, TripAdvisor’s dedicated Attractions business, and on TripAdvisor’s website and applications.  TripAdvisor primarily generates commissions for each transaction it facilitates through its online reservation systems. In addition to its consumer-direct business, Viator also powers activity and attractions booking capabilities for its affiliate partners, including some of the world’s top airlines, hotel chains and online and offline travel agencies. TripAdvisor enables users to book approximately 83,000 activities and attractions, via third-party suppliers, which are available on Viator-branded websites and mobile applications and on TripAdvisor-branded websites and mobile applications.

•

Restaurants. TripAdvisor provides information and services for users to research and book restaurants in popular travel destinations through its dedicated restaurant reservations business, TheFork, and on TripAdvisor websites and applications. TheFork is an online restaurant booking platform operating on a number of websites (including www.lafourchette.com, www.eltenedor.com, www.iens.nl, and www.dimmi.com.au), with a network of restaurant partners located primarily across Europe and Australia. TripAdvisor generates reservation revenue that is paid by restaurants for diners seated through TheFork’s online reservation systems, and generates subscription fees for TripAdvisor’s online booking and marketing analytics tools provided by TheFork and by TripAdvisor.  TripAdvisor enables users to book approximately 46,000 restaurants, which are available on www.thefork.com and on TripAdvisor-branded websites and mobile applications.

•

Vacation Rentals. TripAdvisor provides information and services for users to research and book vacation and short-term rental properties, including full home rentals, condominiums, villas, beach rentals, cabins and cottages. The Vacation Rentals business generates revenue primarily by offering individual property owners and property managers, the ability to list their properties on TripAdvisor’s websites and mobile applications thereby connecting homeowners with travelers through a free-to-list, commission-based option, and, to a lesser extent, by an annual subscription-based fee structure. These properties are listed on www.flipkey.com, www.holidaylettings.co.uk, www.housetrip.com, www.niumba.com, and www.vacationhomerentals.com,  and on TripAdvisor-branded websites and mobile applications.

Commercial Relationships

TripAdvisor has a number of commercial relationships that are important to the success of its business.  Although these relationships are memorialized in agreements, many of these agreements are for limited terms or are terminable at will or on short notice. As a result, TripAdvisor works hard to ensure the mutual success of these relationships.

TripAdvisor has commercial relationships with the majority of the world’s leading OTAs, as well as a variety of other travel partners pursuant to which these companies primarily purchase traveler leads from TripAdvisor, generally on a click-based advertising basis. For the year ended December 31, 2017, TripAdvisor’s two most significant travel partners were Expedia Inc. (“Expedia”) and The Priceline Group Inc. (“Priceline”), including certain of their respective brands. For the years ended December 31, 2017, 2016 and 2015, Expedia and Priceline, each accounted for more than 10% of TripAdvisor’s consolidated revenue and together accounted for approximately  43%, 46% and 46%, respectively, of its consolidated revenue. Nearly all of this concentration of revenue is recorded in TripAdvisor’s Hotel segment for these reporting periods.

Intellectual Property

TripAdvisor’s intellectual property, including patents, trademarks, copyrights, domain names, trade dress, proprietary technology and trade secrets, is an important component of its business. TripAdvisor relies on its intellectual property rights in its content, proprietary technology, software code, ratings indexes, databases of reviews and forum content. TripAdvisor has acquired some of its intellectual property rights through licenses and content agreements with third parties and these agreements may place restrictions on its use of the intellectual property.

TripAdvisor protects its intellectual property by relying on its terms of use, confidentiality agreements and contractual provisions, as well as on international, national, state and common law rights. TripAdvisor protects its brands by pursuing the trademark registration of its core brands, as appropriate, maintaining its trademark portfolio, securing contractual trademark rights protection when appropriate, and relying on common law trademark rights when appropriate. TripAdvisor also registers copyrights and domain names as deemed appropriate. Additionally, TripAdvisor protects its trademarks, domain names and copyrights with the use of intellectual property licenses and an enforcement program.

TripAdvisor has considered, and will continue to consider, the appropriateness of filing for patents to protect future inventions, as circumstances may warrant.  However, many patents protect only specific inventions and there can be no assurance that others may not create new products or methods that achieve similar results without infringing upon patents owned by TripAdvisor.

Seasonality

Traveler expenditures in the global travel market tend to follow a seasonal pattern. As such, expenditures by travel partners/advertisers to market to potential travelers and, thereby, TripAdvisor’s financial performance, or revenue and profits, tend to be seasonal as well. As a result, TripAdvisor’s financial performance tends to be seasonally highest in the second and third quarters of a year, as it is a key period for leisure travel research and trip-taking, which includes the seasonal peak in traveler hotel and vacation rental stays, and tours and attractions taken, compared to the first and fourth quarters which represent seasonal low points. Further significant shifts in TripAdvisor’s business mix or adverse economic conditions could result in future seasonal patterns that are different from historical trends.

Terms of Investment in TripAdvisor

We own an approximate 22% equity interest and 58% voting interest in TripAdvisor as of December 31, 2017. TripAdvisor’s amended and restated certificate of incorporation provides that the holders of TripAdvisor common stock, acting as a single class, are entitled to elect a number of directors equal to 25% of the total number of directors, rounded up to the next whole number, which is currently three directors. We consolidate TripAdvisor as we control a majority of the voting interest in TripAdvisor. We are subject to a Governance Agreement with TripAdvisor which provides us with certain director nomination, registration and other rights and imposes certain restrictions on our shares of Class B common stock.

Regulatory Matters

TripAdvisor is subject to a number of United States federal and state and foreign laws and regulations that affect companies conducting business on the internet, many of which are still evolving and being tested in courts, and could be interpreted in ways that could harm TripAdvisor’s business. These include laws and regulations regarding user privacy, libel, rights of publicity, data protection, content, intellectual property, distribution, electronic contracts and other communications, consumer protection, taxation, online payment services, competition and protection of minors. In particular, TripAdvisor is subject to United States federal and state and foreign laws regarding privacy and protection of user data. Foreign data protection, privacy, and other laws and regulations are often more restrictive than those in the United States. United States federal and state and foreign laws and regulations are constantly evolving and can be subject to significant change. In addition, the application and interpretation of these laws and regulations is often uncertain, particularly in the new and rapidly-evolving industry in which TripAdvisor operates.

TripAdvisor provides advertising data and information and conducts marketing activities that are subject to United States federal and state consumer protection laws that regulate unfair and deceptive practices, domestically and internationally. The United States and European Union have begun to adopt legislation that regulates certain aspects of the internet, including, among other things, online editorial and user-generated content, data privacy, behavioral targeting and online advertising, taxation, and liability for third-party activities.

It is impossible to accurately predict whether new taxes or regulations will be imposed on TripAdvisor’s services, and whether or how TripAdvisor might be affected. Increased regulation of the internet could increase the cost of doing business or otherwise materially adversely affect TripAdvisor’s business, financial condition or operational results.

TripAdvisor is subject to laws that require protection of user privacy and user data. In TripAdvisor’s processing of reservations, it receives and stores a large volume of personally identifiable data in the United States, Europe and Asia. This data is increasingly subject to laws and regulations in numerous jurisdictions around the world, including the European Union through its enactment of the General Data Protection Regulation (“GDPR”). The enactment, interpretation and application of these laws is in a state of flux, and the interpretation and application of such laws may vary from country to country.

Competition

TripAdvisor competes in rapidly evolving and competitive markets. TripAdvisor faces competition for content, users, advertisers, online travel search and price comparison services, also known in the industry as hotel metasearch, and online reservations. In the competition to attract users to its platform, TripAdvisor relies on its ability to acquire traffic through offline brand recognition and brand-direct efforts such as online search, email and television.  These marketing strategies can be impacted by competitive site content, changes to TripAdvisor’s website architecture and page designs, changes to search engine ranking algorithms, updates in competitor advertising strategies, or changes to display ordering in search engine results such as preferred placement for internal products offered by search engines.

TripAdvisor competes with different types of companies in the various markets and geographies it participates in, including large and small companies in the travel space as well as broader service providers. More specifically:

•

In TripAdvisor’s Hotel segment, it both partners with and faces competition from OTAs (including Expedia and Priceline and many of their respective subsidiaries and operating companies); hotel metasearch providers (including trivago, a subsidiary of Expedia, Kayak, a subsidiary of Priceline, HotelsCombined and Ctrip.com International, Ltd.); large online search, social media, and marketplace platforms and companies (including Google, Facebook, Microsoft’s Bing, Yahoo, Baidu, Alibaba and Amazon); traditional offline travel agencies; and global hotel chains seeking to promote direct bookings.

•

In TripAdvisor’s Non-Hotel segment, TripAdvisor’s Attractions business competes with both traditional and online travel agencies, online travel service providers,  wholesalers, and individual tour operators. TripAdvisor’s Restaurants business competes with other online restaurant reservation services, such as Yelp and OpenTable (a subsidiary of Priceline), and local or regional providers. TripAdvisor’s Vacation Rentals business competes with companies focused on alternative lodging and shared accommodations, including Airbnb and HomeAway (a subsidiary of Expedia) and booking.com (a subsidiary of Priceline).

As the industry continues to shift towards online travel services and the technology supporting it continues to evolve, TripAdvisor anticipates that the existing competitive landscape will continue to change, new competitors may emerge, and industry consolidation may continue.

Employees

TripCo currently does not have any corporate employees. Liberty Media provides TripCo with certain management services pursuant to a services agreement and certain of Liberty Media’s corporate employees and executive officers will provide services to TripCo for a determined fee. As of December 31, 2017, TripAdvisor had approximately 3,228 employees. Of those employees, approximately 51% were based in the United States. TripAdvisor believes it has good relationships with its employees, including relationships with employees represented by international works councils or other similar organizations.

 (d)Financial Information About Geographic Areas

For financial information related to the geographic areas in which we do business, see note 13 to our consolidated financial statements found in Part II of this report.

(e)Available Information

All of our filings with the SEC, including our Form 10-Ks, Form 10-Qs and Form 8-Ks, as well as amendments to such filings are available on our Internet website free of charge generally within 24 hours after we file such material with the SEC.  Our website address is www.libertytripadvisorholdings.com.

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

Our ability to meet our financial obligations and other contractual commitments, including to make debt service payments under the Margin Loan Agreements (as defined below) and any other credit facilities that we may obtain in the future, depends upon our ability to access cash. We are a holding company, and our sources of cash include our available cash balances, any dividends and interest we may receive from our investments and proceeds from any asset sales we may undertake in the future. We currently have no plans with respect to any asset sales. The ability of TripAdvisor to pay dividends or to make other payments or advances to us depends on its operating results and any statutory, regulatory or contractual restrictions to which it may be or may become subject.

We do not have access to the cash that TripAdvisor generates from its operating activities.

TripAdvisor generated $238 million, $321 million and $418 million of cash from its operations during the years ended December 31, 2017, 2016 and 2015, respectively. TripAdvisor uses the cash it generates from its operations to fund its investing activities and to service its debt and other financing obligations. We do not have access to the cash that TripAdvisor generates unless TripAdvisor declares a dividend on its capital stock payable in cash, repurchases any or all of its outstanding shares of capital stock for cash or otherwise distributes or makes payments to its stockholders, including us. Historically, TripAdvisor has not paid any dividends on its capital stock or, with limited exceptions, otherwise distributed cash to its stockholders and instead has used all of its available cash in the expansion of its business and to service its debt obligations. Covenants in TripAdvisor’s existing debt instruments also restrict the payment of dividends and cash distributions to stockholders. We expect that TripAdvisor will continue to apply its available cash to the expansion of its business.

Our company may have future capital needs and may not be able to obtain additional financing on acceptable terms.

We had outstanding borrowings of $210 million (the “Margin Loans”) at December 31, 2017, including paid in kind interest, under two margin loan agreements (the “Margin Loan Agreements”) entered into by our bankruptcy remote wholly-owned subsidiary (“TripSPV”) in connection with the TripCo Spin-Off. Borrowings under the Margin Loan Agreements are guaranteed solely by our company and secured by our ownership interest in TripAdvisor. In addition, we had outstanding borrowings of $264 million at December 31, 2017, including paid in kind interest, against a variable postpaid forward. All of our equity interests in TripAdvisor are and will be held through TripSPV. Because our primary asset consists of our equity interests in TripAdvisor and the Margin Loan Agreements prohibit, with limited exceptions, the incurrence of additional indebtedness by TripSPV, our company is very limited in its ability to incur additional financing, and our cash reserves and limited operating cash flow may be insufficient to satisfy our financial obligations. In addition, the Margin Loan Agreements provide that, among other triggering events, if at any time the closing price per share of TripAdvisor common stock falls below certain minimum values, a partial repayment of the Margin Loans to certain specified amounts will be due and payable with respect to each such circumstance, together with accrued and unpaid interest. If the company or TripSPV is unable to pay such amounts, the lenders may foreclose on the pledged stock of TripAdvisor that TripSPV holds and any other collateral that then secures TripSPV’s obligations under the Margin Loan Agreements, which would materially adversely affect our asset composition and financial condition as well as our access to capital on a going forward basis.

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

As discussed above, in connection with the TripCo Spin-Off, we entered into the Margin Loan Agreements as the guarantor with TripSPV as the borrower, pursuant to which TripSPV had outstanding borrowings of $210 million at December 31, 2017, including paid in kind interest. In addition, we had outstanding borrowings of $264 million at December 31, 2017, including paid in kind interest, against a variable postpaid forward. As a result of this significant indebtedness, our company may:

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

In addition, it is possible that we may need to incur additional indebtedness in the future in the ordinary course of business. However, there is no assurance that additional financing will be available to our company on terms favorable to us, if at all. If new debt is added to the current debt levels, the risks described above could intensify. In addition, TripSPV is prohibited from incurring additional indebtedness under the Margin Loan Agreements, and we expect our company to have limited capacity to incur indebtedness outside of TripSPV.

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

The Margin Loan Agreements contain various covenants that will restrict the activities of TripSPV and could trigger an early repayment obligation.

As discussed above, in connection with the TripCo Spin-Off, we entered into the Margin Loan Agreements as the guarantor with TripSPV as the borrower, pursuant to which we had outstanding borrowings of $210 million, including paid in kind interest at December 31, 2017. The Margin Loan Agreements contain various covenants, including those that limit our ability to, among other things:

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

Our company has overlapping directors and officers with Liberty, Liberty Media, Liberty Broadband Corporation and Liberty Expedia Holdings, Inc. and is expected to have overlapping directors and officers with GCI Liberty, Inc., which may lead to conflicting interests.

As a result of the TripCo Spin-Off, other transactions between 2011 and 2016 that resulted in the separate corporate existence of Liberty, Liberty Media, Liberty Broadband Corporation (“LBC”) and Liberty Expedia Holdings, Inc. (“Expedia Holdings”), as well as the completion of the proposed transactions (the “GCI Transactions”) involving Liberty and GCI Liberty, Inc. (formerly General Communication, Inc.), most of our executive officers also serve or will serve as executive officers of Liberty, Liberty Media, LBC, Expedia Holdings and GCI Liberty and there are overlapping directors. Other than Liberty’s current ownership of shares of LBC’s non-voting Series C common stock, which are expected to be held by GCI Liberty after the completion of the GCI Transactions, none of the foregoing companies has any ownership interest in any of the others. Our executive officers and members of our company’s board of directors have fiduciary duties to our stockholders. Likewise, any such persons who serve in similar capacities at Liberty, Liberty Media, LBC, Expedia Holdings, GCI Liberty or any other public company have fiduciary duties to that company’s stockholders.  For example, there may be the potential for a conflict of interest when our company, Liberty, Liberty Media, LBC, Expedia Holdings or GCI Liberty looks at acquisitions and other corporate opportunities that may be suitable for each of them. Therefore, such persons may have conflicts of interest or the appearance of conflicts of interest with respect to matters involving or affecting more than one of the companies to which they owe fiduciary duties.  Moreover, many of our company’s directors and officers own or will own Liberty, Liberty Media, LBC, Expedia Holdings and/or GCI Liberty stock and equity awards. These ownership interests could create, or appear to create, potential conflicts of interest when the applicable individuals are faced with decisions that could have different implications for our company, Liberty, Liberty Media, LBC, Expedia Holdings and GCI Liberty. Any potential conflict that qualifies as a “related party transaction” (as defined in Item 404 of Regulation S-K) is subject to review by an independent committee of the applicable issuer’s board of directors in accordance with its corporate governance guidelines. Each of our company, LBC and Liberty Expedia have renounced their rights to certain business opportunities and each company’s restated certificate of incorporation contains provisions deeming directors and officers not in breach of their fiduciary duties in certain cases for directing a corporate opportunity to another person or entity (including Liberty, Liberty Media, LBC, Expedia Holdings and GCI Liberty) instead of such company. In addition, we understand that GCI Liberty is expected to adopt similar renouncement and waiver provisions if it is successfully able to reincorporate in Delaware following the closing of the GCI Transactions. Any other potential conflicts that arise will be addressed on a case-by-case basis, keeping in mind the applicable fiduciary duties owed by the executive officers and directors of each issuer. From time to time, we may enter into transactions with Liberty, Liberty Media, LBC, Expedia Holdings, GCI Liberty and/or their subsidiaries or other affiliates. There can be no assurance that the terms of any such transactions will be as favorable to our company, Liberty, Liberty Media, LBC, Expedia Holdings, GCI Liberty or any of their respective subsidiaries or affiliates as would be the case where there is no overlapping officer or director.

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

Goodwill and other identifiable intangible assets, specifically trademarks, represent a significant portion of our total assets, and we may never realize the full value of our intangible assets.

As of December 31, 2017, we had intangible assets not subject to amortization, which consisted of goodwill and trademarks, of approximately $3,717 million, which represented approximately 68% of total assets as of December 31, 2017. These intangible assets were recorded in connection with our acquisition of a controlling interest in TripAdvisor in 2012. We perform our annual assessment of the recoverability of our goodwill and other non-amortizable intangible assets during the fourth quarter, or more frequently if events and circumstances indicate impairment may have occurred. Impairments may result from, among other things, deterioration in financial and operational performance, declines in stock price, increased attrition, adverse market conditions, adverse changes in applicable laws and/or regulations, deterioration of general macroeconomic conditions, fluctuations in foreign exchange rates, increased competitive markets in which TripAdvisor operates in, declining financial performance over a sustained period, changes in key personnel and/or strategy, and a variety of other factors.

Due to certain marketplace factors impacting TripAdvisor’s operating results, which led to a decline in TripAdvisor’s stock price, impairments of $527 million and $1,271 million were recorded during the year ended December 31, 2017 related to trademarks and goodwill, respectively, related to the hotel reporting unit. Based on the quantitative assessment performed during the fourth quarter and the resulting impairment losses recorded, the estimated fair values of the trademark and hotel reporting unit do not significantly exceed their carrying values as of December 31, 2017.

The amount of any quantified impairment must be expensed immediately as a charge to results of operations. Any impairment charge relating to goodwill or other intangible assets would have the effect of decreasing our earnings or increasing our losses in such period. At least annually, or as circumstances arise that may trigger an assessment, we will test our goodwill for impairment. There can be no assurance that our future evaluations of goodwill will not result in our recognition of impairment charges, which may have a material adverse effect on our financial statements and results of operations.

Factors Relating to TripAdvisor

If TripAdvisor is unable to continue to increase visitors to its websites and mobile apps and to cost-effectively convert these visitors into revenue-generating users, its revenue, financial results and business could be harmed.

TripAdvisor’s long term success depends on its continued ability to maintain and increase the overall number of visitors flowing through its platforms in a cost effective manner and to engage users throughout the travel planning, booking and trip-taking phases. The primary asset that TripAdvisor uses to attract visitors to its websites and convert these visitors into engaged users and bookers is TripAdvisor’s ability to collect or create, organize and distribute high-quality, commercially valuable content and products that meets users’ specific interests. TripAdvisor’s traffic and user engagement could be adversely affected by a number of factors, including but not limited to increased competition, reduced consumer awareness of TripAdvisor’s brands, declines or inefficiencies in traffic acquisition, and macroeconomic conditions.  Certain of TripAdvisor’s competitors have advertising campaigns expressly designed to drive consumer traffic directly to their websites, and these campaigns may negatively impact traffic to TripAdvisor’s site.  There can be no assurances that TripAdvisor will continue to provide content and products in a manner that meets rapidly changing consumer demand, that encourages users to book on TripAdvisor’s platform and that is cost-effective. Any failure to obtain and manage content and products in a cost-effective manner that will engage users, or any failure to provide content and products that are perceived as useful, reliable and trustworthy, could adversely affect user experiences and their repeat behavior, reduce traffic to its websites and negatively impact its business and financial performance.

TripAdvisor relies on internet search engines and application marketplaces to drive traffic to its platform, certain providers of which offer products and services that compete directly with its products. If links to its website and applications are not displayed prominently, traffic to TripAdvisor’s platform could decline and its business would be negatively affected.

TripAdvisor relies heavily on internet search engines, such as Google, to generate a significant amount of traffic to its websites, principally through the purchase of travel-related keywords (what is also known as search engine marketing, or SEM) as well as through free, or organic, search (what is also known as search engine optimization, or SEO). The number of users TripAdvisor attracts from search engines to its platform is due in large part to how and where information from and links to TripAdvisor’s website are displayed on search engine results pages. The display, including rankings, of unpaid search results can be effected by a number of factors, many of which are not in TripAdvisor’s control and may change frequently. Search engines frequently update and change the logic that determines the placement and display of results of a user’s search, such that the purchased or algorithmic placement of links to TripAdvisor’s websites can be negatively affected. In addition, a search engine could, for competitive or other purposes, alter its search algorithms or results causing TripAdvisor’s websites to place lower in organic search query results. If a major search engine changes its algorithms in a manner that negatively affects the search engine ranking of TripAdvisor’s websites or those of its partners, or if competitive dynamics impact the cost or effectiveness of SEO or SEM in a negative manner, TripAdvisor’s business and financial performance would be adversely affected. Furthermore, TripAdvisor’s failure to successfully manage its SEO and SEM strategies could result in a substantial decrease in traffic to its websites, as well as increased costs if TripAdvisor were to replace free traffic with paid traffic.

In addition, to the extent that Google or other leading search or metasearch engines that have a significant presence in TripAdvisor’s key markets, disintermediate OTAs or travel content providers whether by offering their own comprehensive travel planning or shopping capabilities, or by referring leads to suppliers, other favored partners or themselves directly, there could be a negative effect on search results and traffic to TripAdvisor’s site, which in turn could have a material adverse impact on TripAdvisor’s business and financial performance.

TripAdvisor also relies on application marketplaces, such as Apple’s App Store and Google’s Play, to drive downloads of its applications. In the future, Apple, Google or other marketplace operators may make changes to their marketplaces that make access to TripAdvisor’s products more difficult. For example, Google has entered various aspects of the online travel market, including by establishing a flight metasearch product and a hotel metasearch product, as well as reservation functionality. TripAdvisor’s applications may receive unfavorable treatment compared to the promotion and placement of competing applications, such as the order in which they appear within marketplaces. Similarly, if problems arise in TripAdvisor’s relationships with providers of application marketplaces, traffic to its site and its user growth could be harmed.

TripAdvisor derives a substantial portion of its revenue from advertising and any significant reduction in spending by its advertisers or redirections of advertising spend could harm its business.

TripAdvisor derives a substantial portion of its revenue from the sale of advertising, primarily through click-based advertising and, to a lesser extent, display-based and subscription-based advertising. TripAdvisor enters into master advertising contracts with its advertising partners. The agreement terms are generally limited to legal matters, with campaign details governed by insertion orders, and most of these contracts can be terminated by its partners at will or on short notice. TripAdvisor’s ability to grow advertising revenue with its existing or new advertising partners is dependent in large part on its ability to generate revenue for them relative to other alternatives. Advertisers will not continue to do business with TripAdvisor if their investment in such advertising does not generate sales leads, customers, bookings, or revenue and profit on a cost-effective basis. TripAdvisor’s ability to provide value to its advertising partners depends on a number of factors, including acceptance of online advertising versus more traditional forms of advertising or more effective models, competitiveness of its products, traffic quality, perception of its platform, availability and accuracy of analytics and measurement solutions to demonstrate its value, and macroeconomic conditions, whether in the advertising industry generally, among specific types of marketers or within particular geographies. TripAdvisor cannot guarantee that its current advertisers will fulfill their obligations under existing contracts, continue to advertise beyond the terms of existing contracts or enter into any additional contracts with it.

Click-based advertising revenue accounts for the majority of TripAdvisor’s advertising revenue. TripAdvisor’s CPC pricing for click-based advertising depends, in part, on competition between advertisers. If its large advertisers become less competitive with each other, merge with each other or with its competitors, focus more on per-click profit than on traffic volume, or are able to reduce CPCs, this could have an adverse impact on TripAdvisor’s click-based advertising revenue which would, in turn, have an adverse effect on its business, financial condition and results of operations.

TripAdvisor relies on a relatively small number of significant advertising partners and any reduction in spending by or loss of these partners could seriously harm its business.

TripAdvisor derives a substantial portion of its revenue from a relatively small number of advertising partners and relies significantly on these relationships. For example, for the year ended December 31, 2017, TripAdvisor’s two most significant advertising partners, Expedia (and its subsidiaries) and Priceline (and its subsidiaries), accounted for a combined 43% of its total revenue. While TripAdvisor enters into master advertising contracts with its partners, as discussed above, and most of these contracts can be terminated by its partners at will or on short notice. If any of its significant advertisers were to cease or significantly curtail advertising on TripAdvisor’s websites, TripAdvisor could experience a rapid decline in its revenue over a relatively short period of time which would have a material impact on its business.

TripAdvisor’s dedication to making the user experience its highest priority may cause it to prioritize rapid innovation and user experience over short-term financial results.

TripAdvisor strives to create the best experience for its users, providing them with the information, research and tools to enable them to plan, book and experience the perfect trip.  TripAdvisor believes that in doing so it will increase its rates of conversion, revenue per hotel shopper and, ultimately, its financial performance over the long-term.  TripAdvisor has taken actions in the past and may continue to make decisions in the future that have the effect of reducing its short-term revenue or profitability if it believes that the decisions benefit the overall user experience.  For example, TripAdvisor may introduce changes to existing products or new products that direct users away from formats or use cases where TripAdvisor has a proven means of monetization.  In addition, TripAdvisor’s approach of putting users first may negatively impact its relationship with existing or prospective advertisers. These actions and practices could result in a loss of advertisers, which in turn could harm TripAdvisor’s results of operations.  The short-term reductions in revenue or profitability could be more severe than TripAdvisor anticipates or these decisions may not produce the long-term benefits that TripAdvisor expects, in which case its user growth and engagement, its relationships with users and advertisers, and its business and results of operations could be harmed.

TripAdvisor’s business depends on a strong brand and any failure to maintain, protect and enhance its brand would hurt its ability to retain and expand its base of users and advertisers, as well as its ability to increase the frequency with which users utilize its products and services.

TripAdvisor believes that the strength of its brands (particularly the TripAdvisor brand) has contributed significantly to its success.  TripAdvisor also believes that maintaining, protecting and enhancing its brands is critical to expanding its base of users, increasing the frequency with which users utilize its solutions and attracting advertisers and business partners. TripAdvisor’s ability to maintain and protect its brand depends, in part, on its ability to maintain consumer trust in its products and in the quality and integrity of the user content and other information found on its platform.   TripAdvisor believes that consumers must trust the integrity of TripAdvisor’s content and that they must believe that its content is reliable as well as useful. If consumers do not view TripAdvisor’s reviews to be useful and reliable, they may seek other sources to obtain the information they are looking for and may not return to TripAdvisor’s platform as often in the future, or at all.  This would negatively impact TripAdvisor’s ability to attract and retain users and advertisers and the frequency with which they use its platform.

TripAdvisor dedicates significant resources to these goals, primarily through its computer algorithms to identify inappropriate or deceptive content, removing content from its website that violates its terms of service and, in certain cases, taking legal action against businesses that it believes engage in deceptive practices.

Media, legislative or regulatory scrutiny of TripAdvisor’s decisions regarding user privacy, content, advertising, and other issues may adversely affect its reputation and brands. Negative publicity about TripAdvisor, including its content, technology, business practices or strategic plans, could diminish TripAdvisor’s reputation and confidence in TripAdvisor’s brand,  thereby negatively affecting the use of its products. For example, certain media outlets have reported that TripAdvisor has improperly filtered or screened reviews, that it has not properly verified reviews, or that TripAdvisor manipulates reviews, ranking and ratings in favor of its advertisers against non-advertisers. TripAdvisor expends significant resources to ensure the integrity of its reviews and to ensure that the most relevant reviews are available to its users; TripAdvisor does not establish rankings and ratings in favor of its advertisers.  Nevertheless, TripAdvisor’s reputation and brand, the traffic to its platform and its business may suffer from negative publicity about TripAdvisor or if users otherwise perceive that its content is manipulated or biased.  In addition, regulatory inquiries or investigations will require management time and attention and could result in further negative publicity, regardless of their merits or ultimate outcomes.

In addition, unfavorable publicity regarding, for example, TripAdvisor’s practices relating to privacy and data protection, product changes, competitive pressures, litigation or regulatory activity, could adversely affect TripAdvisor’s reputation with its users and its advertisers. Such negative publicity also could have an adverse effect on the size, engagement, and loyalty of its user base and result in decreased revenue, which could adversely affect its business and financial results.

TripAdvisor continues to invest significant time and effort towards educating users about its brand and its product offerings and there can be no assurances that these efforts will be successful.

In an effort to enhance its brand, TripAdvisor invests significantly in brand marketing, including, but not limited to, television advertising.  TripAdvisor expects these investments to continue, and even increase, as a result of a variety of factors, including relatively high levels of advertising spending from competitors, the increasing costs of supporting multiple brands, expansion into new geographies, product positioning where TripAdvisor’s brands are less well known and the continued emergence and relative traffic share growth of search engines as destination sites for travelers.  TripAdvisor expects to continue its television advertising campaign and to adjust its marketing efforts and spend among the different marketing channels, in each case as TripAdvisor thinks appropriate based on the relative growth opportunity, the expected returns and the competitive environment in the different segments and businesses in which TripAdvisor operates.

Such efforts may not maintain or enhance consumer awareness of TripAdvisor’s brands and, even if TripAdvisor is successful in its branding efforts, such efforts may not be cost-effective or as efficient as they have been historically. If TripAdvisor is unable to maintain or enhance consumer awareness of its brands or to generate demand in a cost-effective manner, it would have a material adverse effect on TripAdvisor’s business and financial performance. In addition, there are no assurances that these actions will have a positive impact on TripAdvisor’s marketing efficiencies or operating margins or when the financial benefit expected to result from these efforts will exceed the costs of such efforts.  Furthermore, some of TripAdvisor’s current and potential competitors have access to significantly greater and more diversified resources than TripAdvisor does, and they may also be able to leverage other aspects of their businesses to enable them to compete more effectively with TripAdvisor.

Consumer adoption and use of mobile phone devices creates new challenges and, if TripAdvisor is unable to operate effectively on mobile phone devices, its business may be adversely affected.

The number of people who access the Internet through mobile phones continues to increase and TripAdvisor anticipates that the rate of use of these devices will continue to grow. A significant percentage of TripAdvisor’s traffic comes from users accessing its sites on mobile phones and TripAdvisor expects this percentage to continue to increase. In order to attract and retain engaged users of its mobile platform, the mobile products and services TripAdvisor introduces must be compelling. In addition, the mobile phones continue to monetize at a significantly lower rate than desktops and tablets and advertising opportunities are more limited on mobile phone devices. Given device sizes and technical limitations of these devices, mobile phone consumers may not be willing to download multiple apps from multiple companies providing similar service and instead prefer to use one or a limited number of apps for their hotel, restaurant and attractions activity. In addition, as new devices and platforms are released, users may begin consuming content in a manner that is more difficult to monetize.

To address these growing user demands, TripAdvisor continues to extend its platform to develop and improve upon its mobile applications and monetization strategies. If TripAdvisor is unable to continue to rapidly innovate and create new, user-friendly and differentiated mobile phone offerings and websites optimized for mobile phone devices and efficiently and effectively advertise and distribute on these platforms, or if TripAdvisor’s mobile phone offerings are not used by consumers, TripAdvisor’s future growth and results of operations could be negatively impacted.

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

In addition, the uncertainty of macro-economic factors and their impact on consumer behavior, which may differ across regions, makes it more difficult to forecast industry and consumer trends and the timing and degree of their impact on TripAdvisor’s markets and business, which in turn could adversely affect TripAdvisor’s ability to effectively manage its business and adversely affect its results of operations. For example, the United Kingdom’s referendum to exit the European Union, known as Brexit, could adversely affect European and global economic or market conditions, could contribute to instability in global financial markets and may have a negative effect on the travel industry and TripAdvisor’s business.

TripAdvisor operates in an increasingly competitive global environment and its failure to compete effectively could reduce its market share and harm its financial performance.

TripAdvisor competes in rapidly evolving and competitive markets. It faces competition for content, users, advertisers, online travel search and price comparison services, or what is known in the industry as hotel metasearch, and online reservations. In the competition to attract users to its platform, TripAdvisor relies on its ability to acquire traffic through offline brand recognition and brand-direct efforts such as SEO, SEM, email and television.  These marketing strategies can be impacted by competitive site content, changes to TripAdvisor’s website architecture and page designs, changes to search engine ranking algorithms, updates in competitor advertising strategies, or changes to display ordering in search engine results such as preferred placement for internal products offered by search engines.

TripAdvisor also competes with different types of companies in the various markets and geographies where it participates, including large and small companies in the travel space as well as broader service providers.  More specifically:

•

In TripAdvisor’s Hotel segment, it faces competition from OTAs (including Expedia, Inc. and The Priceline Group Inc. and certain of their respective subsidiaries), hotel metasearch providers (including trivago, Kayak, Ctrip.com International, Ltd., and HotelsCombined), large online search, social media, and marketplace companies (including Google, Microsoft’s Bing, Yahoo, Baidu, Facebook, Alibaba, and Amazon), traditional offline travel agencies, and global hotel chains seeking to promote direct bookings.

•

TripAdvisor also faces competition from different companies in each of the operating segments in its Non-Hotel segment. TripAdvisor’s Attractions business competes with traditional travel agencies, wholesalers, and individual tour operators as well as Airbnb and similar websites that have added other travel services such as tours and activities. TripAdvisor’s Restaurants business competes with other online restaurant reservation services, such as SeatMe (owned by Yelp) and OpenTable (a subsidiary of Priceline). TripAdvisor’s Vacation Rentals business competes with companies focused on alternative lodging, shared accommodations and online accommodation searches, including Airbnb, HomeAway (a subsidiary of Expedia) and booking.com (a subsidiary of Priceline).

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

As the industry shifts towards online travel services and the technology supporting it continues to evolve, including platforms such as mobile phone and tablet computing devices, competition is likely to intensify. Competition in TripAdvisor’s industry may result in pricing pressure, loss of market share or decreased member engagement, any of which could adversely affect its business and financial performance.

TripAdvisor relies on information technology to operate its business and remain competitive, and any failure to adapt to technological developments or industry trends could harm its businesses.

TripAdvisor depends on the use of sophisticated information technologies and systems for, among other things, website and mobile apps, supplier connectivity, communications, reservations, payment processing, procurement, customer service and fraud prevention. TripAdvisor’s future success depends on its ability to continuously improve and upgrade its systems and infrastructure to meet rapidly evolving consumer trends and demands while at the same time maintaining the reliability and integrity of its systems and infrastructure. TripAdvisor may not be able to maintain or replace its existing systems or introduce new technologies and systems as quickly as it would like or in a cost-effective manner. TripAdvisor may not be successful, or as successful as its competitors, in developing technologies and systems that operate effectively across multiple devices and platforms in a way that is appealing to its users. In addition, the emergence of alternative platforms such as mobile phone and tablet computing devices and the emergence of niche competitors who may be able to optimize products, services or strategies for such platforms will require new investment in technology. New developments in other areas could also make it easier for competition to enter TripAdvisor’s markets due to lower up-front technology costs. Technology changes, including new devices, services and home assistants, such as Amazon’s Alexa Voice and Google Home, and developing technologies, such as machine learning and artificial intelligence, could negatively impact TripAdvisor’s business.

If TripAdvisor does not continue to innovate and provide tools and services that are useful to travelers, it may not remain competitive, and its business and financial performance could suffer.

TripAdvisor’s success depends in part on continued innovation to provide features and services that make its platform compelling to travelers. Its competitors are continually developing innovations in online travel-related services and features. As a result, TripAdvisor is continually working to improve its business model and user experience in order to drive user traffic and conversion rates. TripAdvisor can give no assurances that the changes it makes will yield the benefits it expects and will not have unintended or adverse impacts that TripAdvisor did not anticipate. If TripAdvisor is unable to continue offering innovative products and services and quality features that travelers want to use, existing users may become dissatisfied and use competitors’ offerings and it may be unable to attract additional users, which could adversely affect its business and financial performance.

TripAdvisor is dependent upon the quality of traffic in its network to provide value to online advertisers, and any failure in its quality control could have a material adverse effect on the value of its websites to its advertisers and adversely affect its revenue.

TripAdvisor uses technology and processes to monitor the quality of the Internet traffic that it delivers to online advertisers and has identified metrics to demonstrate the quality of that traffic. These metrics are used to not only identify the value of advertising on TripAdvisor’s website, but also to identify low quality clicks such as non-human processes, including robots, spiders or other software; the mechanical automation of clicking; and other types of invalid clicks or click fraud. Even with such monitoring in place, there is a risk that a certain amount of low-quality traffic, or traffic that online advertisers deem to be invalid, will be delivered to such online advertisers. As a result, TripAdvisor may be required to credit amounts owed to it by its advertisers. Furthermore, low-quality or invalid traffic may be detrimental to TripAdvisor’s relationships with advertisers, and could adversely affect its advertising pricing and revenue.

TripAdvisor relies on assumptions and estimates and data to calculate certain of its key metrics, and real or perceived inaccuracies in such metrics may harm TripAdvisor’s reputation and negatively affect its business.

TripAdvisor believes certain metrics are key to TripAdvisor’s business, including but not limited to unique visitors, hotel shoppers, and revenue per hotel shopper. As both the industry in which it operates and its business continue to evolve, so too might the metrics by which TripAdvisor evaluates its business. While the calculation of these metrics is based on what TripAdvisor believes to be reasonable estimates, TripAdvisor’s internal tools are not independently verified by a third party and have a number of limitations and, furthermore, its methodologies for tracking these metrics may change over time.  For example, a single person may have multiple accounts or browse the internet on multiple browsers or devices, some users may restrict TripAdvisor’s ability to accurately identify them across visits, some mobile applications automatically contact its servers for regular updates with no user action, and it is not always able to capture user information on all of its platforms. As such, the calculations of its unique visitors may not accurately reflect the number of people actually visiting its platforms.  TripAdvisor continues to improve upon its tools and methodologies to capture data and believes that its current metrics are accurate; however, the improvement of its tools and methodologies could cause inconsistency between current data and previously reported data, which could confuse investors or lead to questions about the integrity of its data. Also, if the internal tools TripAdvisor uses to track these metrics under-count or over-count performance or contain algorithm or other technical errors, the data TripAdvisor reports may not be accurate. In addition, historically, certain metrics were calculated by independent third parties.  Accordingly readers should not place undue reliance on these numbers.

The loss of one or more of TripAdvisor’s key personnel, or its failure to attract and retain other highly qualified personnel in the future, could harm TripAdvisor’s business.

TripAdvisor’s future success depends upon the continued contributions of its senior corporate management and other key employees. In particular, the contributions of Stephen Kaufer, TripAdvisor’s co-founder, Chief Executive Officer and President, are critical to its overall management. TripAdvisor cannot ensure that it will be able to retain the services of these individuals, and the loss of one or more of its key personnel could seriously harm its business. TripAdvisor does not maintain any key person life insurance policies.

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

Certain companies in the Internet and technology industries that own patents, copyrights, trademarks and trade secrets frequently enter into litigation based on allegations of infringement or other violations of those intellectual property rights in order to extract value from technology companies, such as royalties in connection with grants of licenses. TripAdvisor has received in the past, and expects to receive in the future, notices that claim it has misappropriated or misused other parties’ intellectual property rights. Any intellectual property claim against TripAdvisor, regardless of merit, could be time consuming and expensive to settle or litigate and could divert management’s attention and other resources. These claims also could subject TripAdvisor to significant liability for damages and could result in it having to stop using technology or content found to be in violation of another party’s rights. TripAdvisor might be required or may opt to seek a license for rights to intellectual property held by others, which may not be available on commercially reasonable terms, or at all. Even if a license is available, it could be required to pay significant royalties, which would increase its operating expenses. TripAdvisor may also be required to develop alternative non-infringing technology, or content, which could require significant effort and expense and make it less competitive in the relevant market. Any of these results could harm its business and financial performance.

TripAdvisor’s acquisitions, investments, significant commercial arrangements and/or new business strategies could disrupt its ongoing business and present new challenges and risks.

TripAdvisor’s success will depend, in part, on its ability to expand its product offerings and expand user engagement in order to grow its business in response to changing technologies, user and advertiser demands and competitive pressures. As a result, TripAdvisor has acquired, invested in and/or entered into significant commercial arrangements with a number of new businesses in the past and its future growth may depend, in part, on future acquisitions, investments, commercial arrangements and/or changes in business strategies, any of which could be material to its financial conditions and results of operations.  Such endeavors may involve significant risks and uncertainties, including, but not limited to, the following:

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
•

The assumption of known and unknown debt and liabilities of the acquired company, including costs associated with litigation, cybersecurity risks assumed, and other claims relating to the acquired company;

•

Failure of any company which TripAdvisor has acquired, in which it has invested, or with which it has a commercial arrangement, to achieve anticipated revenue, earnings or cash flows or to retain key management or employees;

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

TripAdvisor has recently invested, and may in the future invest, in privately-held companies and these investments are currently accounted for under the cost method of accounting.  Such investments are inherently risky in that such companies are typically at an early stage of development, may have no or limited revenue, may not be or may never become profitable, may not be able to secure additional funding or their technologies, services or products may not be successfully developed or introduced into the market. Further, TripAdvisor’s ability to liquidate any such investments is typically dependent upon some liquidity event, such as a public offering or acquisition, since no public market exists for such securities.  Valuations of such privately-held companies are inherently complex and uncertain due to the lack of liquid market for the company’s securities.  Moreover, TripAdvisor could lose the full amount of any of its investments and any impairment of its investments could have a material adverse effect on its financial condition and results of operations.

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

Over the years, TripAdvisor has experienced rapid growth in some of it business, including through acquisitions of other businesses and in new international markets. TripAdvisor continues to make substantial investments in its technology, product and sales and marketing organizations. This growth places substantial demands on TripAdvisor’s management and its operational infrastructure. In addition, as TripAdvisor’s business matures, it makes periodic changes and adjustments to its organization in response to various internal and external considerations, including market opportunities, the competitive landscape, new and enhanced products and acquisitions.  These changes may result in a temporary lack of focus or productivity or otherwise impact TripAdvisor’s business.

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

TripAdvisor is regularly subject to claims, suits, government investigations and other proceedings involving competition, intellectual property, privacy and data protection, consumer protection, tax, labor and employment, commercial disputes, content generated by its users, free speech issues, goods and services offered by advertisers or publishers using its platforms, short-term and vacation rentals and other matters. In addition, TripAdvisor’s businesses face intellectual property litigation, that exposes it to the risk of exclusion and cease and desist orders, which could limit its ability to sell products and services.

Such claims, suits, government investigations and proceedings are inherently uncertain and their results cannot be predicted with certainty. Regardless of the outcome, any of these types of legal proceedings can have an adverse impact on TripAdvisor because of legal costs, diversion of management resources, injunctions or damage awards and other factors. Determining reserves for TripAdvisor’s pending litigation or other legal proceedings is a complex, fact-intensive process that requires significant judgment. It is possible that a resolution of one or more such proceedings could result in substantial fines and penalties that could adversely affect TripAdvisor’s business, consolidated financial position, results of operations, or cash flows in a particular period. These proceedings could also result in reputational harm, criminal sanctions, consent decrees, or orders preventing TripAdvisor from offering certain features, functionalities, products, or services, requiring a change in TripAdvisor’s business practices or other field action, or requiring development of non-infringing or otherwise altered products or technologies. Any of these consequences could adversely affect its business and results of operations.

TripAdvisor is a global company that operates in many different jurisdictions and these operations expose TripAdvisor to additional risks, which risks increase as its business continues to expand.

TripAdvisor operates in a number of jurisdictions both inside and outside of the United States and continues to expand its operations both domestically and internationally. Many regions have different economic conditions, languages, currencies, consumer expectations, levels of consumer acceptance and use of the Internet for commerce, legislation, regulatory environments (including labor laws and customs), tax laws and levels of political stability. TripAdvisor is subject to associated risks typical of global businesses, including but not limited to, the following:

•

Compliance with additional laws and regulations, including the Foreign Corrupt Practices Act and the U.K. Bribery Act (including the European Union’s General Data Protection Regulation, or GDPR), data privacy requirements, labor and employment law, laws regarding advertisements and promotions and anti-competition regulations;

•	Diminished ability to legally enforce contractual rights;
•	Increased risk and limits on enforceability of intellectual property rights;
•	Restrictions on repatriation of cash as well as restrictions on investments in operations in certain countries;
•	Financial risk arising from transactions in multiple currencies, as well as foreign currency exchange restrictions;

•	Difficulties in managing staff and operations due to distance, time zones, language and cultural differences;
•	Uncertainty regarding liability for services, content and intellectual property rights, including uncertainty as a result of local laws and lack of precedent;
•	Economic or political instability; and
•	Threatened or actual acts of terrorism.

A number of countries are actively pursuing changes to their tax laws applicable to corporate multinationals, such as the recently enacted U.S. tax legislation commonly referred to as the U.S. Tax Cuts and Jobs Act of 2017 (the “Tax Act”).  Foreign governments may enact tax laws in response to the Tax Act that could result in further changes to global taxation and materially affect TripAdvisor’s financial position and results of operations.

The Tax Act resulted in significant changes to the U.S. corporate income tax system. The Tax Act requires complex computations that were not previously required under U.S. tax law, significant judgments in interpreting the provisions of the Tax Act, significant estimates in calculations and the preparation and analysis of information not previously relevant or regularly produced. The U.S. Treasury Department, the Internal Revenue Service (“IRS”) and other standard-setting bodies could interpret or issue guidance on how provisions of the Tax Act will be applied or otherwise administered that is different from TripAdvisor’s interpretation. As TripAdvisor completes its analysis of the Tax Act, collects and prepares necessary data, and interprets additional guidance, TripAdvisor may make adjustments to provisional amounts that it has recorded that may materially impact its provision for income taxes in the period in which the adjustments are made.

Additionally, TripAdvisor continues to accumulate positive cash flows in foreign jurisdictions, which it considers indefinitely reinvested, although it will continue to evaluate the impact of the Tax Act on its capital deployment within and outside the U.S. The repatriation of such funds for use in the United States, including for corporate purposes such as acquisitions, stock repurchases, dividends or debt refinancings, may result in additional U.S. income tax expense and higher cost for such capital.

A failure to comply with current laws, rules and regulations or changes to such laws, rules and regulations and other legal uncertainties may adversely affect TripAdvisor’s businesses or financial performance.

TripAdvisor’s business and financial performance could be adversely affected by unfavorable changes in or interpretations of existing laws, rules and regulations or the promulgation of new laws, rules and regulations applicable to TripAdvisor and its business, including those relating to the Internet and online commerce, Internet advertising, consumer protection, data security and privacy, travel and vacation rental licensing and listing requirements and tax. In some cases, these laws continue to evolve.

For example, there is, and will likely continue to be, an increasing number of laws and regulations pertaining to the Internet and online commerce that may relate to liability for information retrieved from or transmitted over the Internet, online editorial and user-generated content, user privacy, data security, behavioral targeting and online advertising, taxation, liability for third-party activities and the quality of products and services.  In addition, enforcement authorities continue to rely on their authority under existing consumer protection laws to take action against companies relating to data privacy and security practices. The growth and development of online commerce may prompt calls for more stringent consumer protection laws and more aggressive enforcement efforts, which may impose additional burdens on online businesses generally.

Further, TripAdvisor’s Vacation Rentals business has been and continues to be subject to regulatory developments that affect the vacation rental industry and the ability of competitors like TripAdvisor to list those vacation rentals online.  For example, some states and local jurisdictions have fair housing or other laws governing whether and how properties may be rented, which they assert apply to vacation rentals. In addition, many homeowners, condominium and neighborhood associations have adopted or are considering adopting statutes or ordinances that prohibit or restrict property owners and managers  from short-term vacation rentals.

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

TripAdvisor’s websites rely on content, brands and technology, much of which is proprietary. TripAdvisor protects its proprietary content, brands and technology by relying on a combination of trademarks, copyrights, trade secrets, patents and confidentiality agreements. Any misappropriation or violation of its rights could have a material adverse effect on TripAdvisor’s business. Even with these precautions, it may be possible for another party to copy or otherwise obtain and use TripAdvisor’s proprietary technology, content or brands without authorization or to develop similar technology, content or brands independently.

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

TripAdvisor’s processing, storage and use of personal information and other data subjects  it to additional laws and regulations and failure to comply with those laws and regulations could give rise to liabilities.

TripAdvisor collects, processes, stores and transmits data, including personal information, for its users. As a result, TripAdvisor is subject to a variety of laws in the United States and abroad regarding privacy and the storing, sharing, use, processing, disclosure and protection of personal information and other consumer data, the scope of which is changing, subject to differing interpretations, and may be inconsistent between countries or conflict with other rules. In addition, the security of data when engaging in electronic commerce is essential to maintaining consumer and travel service provider confidences in its services. The regulatory framework for privacy issues worldwide is currently in flux and is likely to remain so for the foreseeable future. Practices regarding the collection, use, storage, transmission and security of personal information by companies operating over the Internet have recently come under increased public scrutiny. The U.S. Congress and federal agencies, including the Federal Trade Commission and the Department of Commerce, are reviewing the need for greater regulation for the collection and use of information concerning consumer behavior on the Internet. Various U.S. courts are also considering the applicability of existing federal and state statutes, including computer trespass and wiretapping laws, to the collection and exchange of information online. In addition, TripAdvisor is subject to the GDPR, a new data protection legal framework, adopted by the European Union effective in May 2018. These data protection laws and regulations are intended to protect the privacy and security of personal data, including credit card information. Implementation of and compliance with these laws and regulations may be more costly or take longer than TripAdvisor anticipates, or could otherwise affect its business operations.

TripAdvisor strives to comply with all applicable laws, policies, legal obligations and industry codes of conduct relating to privacy and data protection. Any failure or perceived failure by TripAdvisor to comply with its privacy policies, privacy-related obligations to users or other third parties, or privacy-related legal obligations, may result in governmental enforcement actions, litigation or public statements that could harm TripAdvisor’s reputation and cause its customers and members to lose trust in it, which could have an adverse effect on TripAdvisor’s business, brand, market share and results of operations.

TripAdvisor has acquired a number of companies over the years and may continue to do so in the future. While TripAdvisor makes significant efforts to address any information technology security issues with respect to its acquisitions, it may still inherit such risks when it integrates the acquired businesses.

TripAdvisor is subject to payments-related risks and failure to manage those risks may subject it to fines, penalties and additional costs and could have a negative impact on its business.

TripAdvisor accepts payments, both from consumers and advertising partners and suppliers, using a variety of methods, including credit card, debit card, direct debit from a customer’s bank account, and invoicing. For existing and future payment options TripAdvisor offers to its customers, TripAdvisor may become subject to additional regulations and compliance requirements (including obligations to implement enhanced authentication processes that could result in significant costs and reduce the ease of use of its payments products), as well as fraud. For certain payment methods, including credit and debit cards, TripAdvisor pays interchange and other fees, which may increase over time and raise its operating costs and lower profitability. TripAdvisor relies on third parties to provide certain payment methods and payment processing services, including the processing of credit cards and debit cards. In each case, TripAdvisor’s business could be disrupted, if these companies become unwilling or unable to provide these services to TripAdvisor. TripAdvisor is also subject to payment card association operating rules, including data security rules, certification requirements, and rules governing electronic funds transfers, which could change or be reinterpreted to make it difficult or impossible for TripAdvisor to comply. If TripAdvisor fails to comply with these rules or requirements, or if its data security systems are breached or compromised, it may be liable for card issuing banks’ costs, subject to fines and higher transaction fees, and/or lose its ability to accept credit and debit card payments from its customers, process electronic funds transfers, or facilitate other types of online payments.

TripAdvisor is also subject to a number of other laws and regulations relating to payments, money laundering, international money transfers, privacy and information security, and electronic fund transfers. If TripAdvisor is found to be in violation of applicable laws or regulations, it could be subject to additional requirements and civil and criminal penalties, or forced to cease providing certain services.

Any significant system disruption in or unauthorized access to TripAdvisor’s computer systems or those of third parties that it utilizes, including those relating to cybersecurity or arising from cyberattacks, could result in a loss or degradation of service, unauthorized disclosure of data or theft of intellectual property and could harm TripAdvisor’s business.

TripAdvisor’s reputation and ability to attract, retain and service its users and partners is dependent upon the reliable performance and security of its computer systems and those of third parties it utilizes in its operations. Significant interruptions, outages, delays or security breaches in internal systems, or systems of third parties that it relies upon, would impair its ability to process transactions or display content and significantly harm its business. A party, whether internal or external, that is able to circumvent TripAdvisor’s security systems could misappropriate user information or proprietary information or cause significant interruptions in its operations. In the past, TripAdvisor has experienced cyberattacks, such as computer viruses, security intrusions, and “denial-of-service” or “bot” type attacks, that have made portions of its websites unavailable for short periods of time as well as allowed unauthorized access of its systems and data.

TripAdvisor also faces risks associated with security breaches affecting third parties conducting business over the internet. Much of TripAdvisor’s business is conducted with third party marketing affiliates or, more recently, through business partners powering its instant booking feature. A security breach at such third party could be perceived by consumers as a security breach of TripAdvisor’s systems and could result in negative publicity, damage its reputation, expose TripAdvisor to risk of loss or litigation and possible liability and subject TripAdvisor to regulatory penalties and sanctions. In addition, such third parties may not comply with applicable disclosure requirements, which could expose TripAdvisor to liability.

TripAdvisor may need to expend significant resources to protect against security breaches or to investigate and address problems caused by breaches. Reductions in website availability could cause a loss of substantial business volume during the occurrence of any such incident. Because the techniques used to sabotage security change frequently, often are not recognized until launched against a target and may originate from less regulated and remote areas around the world, TripAdvisor may be unable to proactively address these techniques or to implement adequate preventive measures. Security breaches could result in negative publicity, damage to reputation, exposure to risk of loss or litigation and possible liability due to regulatory penalties and sanctions. Media coverage of data breaches has escalated, in part because of the increased number of enforcement actions, investigations and lawsuits. As this focus and attention on privacy and data protection increases, TripAdvisor also risks exposure to potential liabilities and costs resulting from the compliance with, or any failure to comply with applicable legal requirements, conflicts among these legal requirements or differences in approaches to privacy and security. Security breaches could also cause travelers and potential users to lose confidence in TripAdvisor’s security, which would have a negative effect on the value of its brand. Failure to adequately protect against attacks or intrusions, whether for its own systems or systems of vendors, could expose TripAdvisor to security breaches that could have an adverse impact on financial performance.

Although TripAdvisor has put measures in place to protect certain portions of its facilities and assets, any of these events could cause system interruption, delays and loss of critical data, and could prevent TripAdvisor from providing content and services to users, travelers and/or third parties for a significant period of time. In addition, remediation may be costly and TripAdvisor may not have adequate insurance to cover such costs. Moreover, the costs of enhancing infrastructure to attain improved stability and redundancy may be time consuming and expensive and may require resources and expertise that are difficult to obtain.

The online short-term and vacation rental market is rapidly evolving and if TripAdvisor fails to predict the manner in which the market develops, its business and prospects may suffer.

TripAdvisor offers short-term and vacation rental services on its TripAdvisor-branded sites as well as through its U.S.-based FlipKey and Vacation Home Rentals and European-based Holiday Lettings and Niumba businesses. The short-term and vacation rental market has been and continues to be, subject to regulatory development globally that affects the industry and the ability of companies like us to list these rental properties online. For example, some states and local jurisdictions, both domestically and internationally, have adopted or are considering statutes or ordinances that prohibit property owners and managers from renting certain properties for fewer than 30 consecutive days or otherwise limit their ability to do so, and other states and local jurisdictions may introduce similar regulations. Some states and local jurisdictions also have fair housing or other laws governing whether and how properties may be rented, which they assert apply to vacation rentals. Many homeowners, condominium and neighborhood associations have adopted rules that prohibit or restrict short-term vacation rentals. Many of the fundamental statutes and ordinances that impose taxes or other obligations on travel and lodging companies were established before the growth of the Internet and e-commerce, which creates a risk of these laws being used in ways not originally intended that could burden property owners and managers or otherwise harm TripAdvisor’s business.  Operating in this dynamic regulatory environment requires significant management attention and financial resources. TripAdvisor cannot assure that its efforts will be successful, and that the investment and additional resources required to manage growth will produce the desired levels of revenue or profitability.

TripAdvisor may have future capital needs and may not be able to obtain additional financing on acceptable terms.

TripAdvisor is currently party to a credit agreement with respect to a $1.2 billion revolving credit facility maturing in May 2022 ( “2015 Credit Facility”). This agreement includes restrictive covenants that may impact the way TripAdvisor manages its business and may limit its ability to secure significant additional financing in the future on favorable terms. TripAdvisor’s ability to secure additional financing and satisfy its financial obligations outstanding from time to time will depend upon its future operating performance, which is subject to then prevailing general economic and credit market conditions, including interest rate levels and the availability of credit generally, and financial, business and other factors, many of which are beyond its control. There can be no assurance that sufficient financing will be available on desirable or even any terms to fund investments, acquisitions, stock repurchases, dividends, debt refinancing or extraordinary actions or that counterparties in any such financings would honor their contractual commitments.

TripAdvisor has indebtedness which could adversely affect its business and financial condition.

At December 31, 2017, TripAdvisor had outstanding $230 million in long-term debt. Although TripAdvisor subsequently repaid this indebtedness, it continues to have existing credit facilities from which it can borrow significant amounts; as such, TripAdvisor is still subject to risks relating to its indebtedness that include:

•	Increasing its vulnerability to general adverse economic and industry conditions;
•

Requiring TripAdvisor to dedicate a portion of its cash flow from operations to principal and interest payments on its indebtedness, thereby reducing the availability of cash flow to fund working capital, capital expenditures, acquisitions and investments and other general corporate purposes;

•	Making it more difficult for TripAdvisor to optimally capitalize and manage the cash flow for its businesses;
•	Limiting TripAdvisor’s flexibility in planning for, or reacting to, changes in its businesses and the markets in which it operates;
•	Possibly placing TripAdvisor at a competitive disadvantage compared to its competitors that have less debt;
•	Limiting TripAdvisor’s ability to borrow additional funds or to borrow funds at rates or on other terms that it finds acceptable; and
•	Exposing TripAdvisor to the risk of increased interest rates because its outstanding debt is expected to be subject to variable rates of interest.

In addition, it is possible that TripAdvisor may need to incur additional indebtedness in the future in the ordinary course of business. The terms of the 2015 Credit Facility allow TripAdvisor to incur additional debt subject to certain limitations; however, there is no assurance that additional financing will be available to TripAdvisor on terms favorable to it, if at all. In addition, if new debt is added to current debt levels, the risks described above could intensify.

TripAdvisor’s 2015 Credit Facility provides for various provisions that limit its discretion in the operation of its business and require TripAdvisor to meet financial maintenance tests and other covenants and the failure to comply with their covenants could have a material adverse effect on TripAdvisor.

TripAdvisor is party to a credit agreement providing for the 2015 Credit Facility. The agreements that govern the 2015 Credit Facility contain various covenants, including those that limit TripAdvisor’s ability to, among other things:

•	Incur indebtedness;
•	Pay dividends on, redeem or repurchase its capital stock;
•	Enter into certain asset sale transactions, including partial or full spin-off transactions;
•	Enter into secured financing arrangements;

•	Enter into sale and leaseback transactions; and
•	Enter into unrelated businesses.

These covenants may limit TripAdvisor’s ability to optimally operate its business. In addition, the 2015 Credit Facility requires that TripAdvisor meet certain financial tests, including a leverage ratio test. Any failure to comply with the restrictions of the 2015 Credit Facility may result in an event of default under the agreements governing such facility. Such default may allow the creditors to accelerate the debt incurred thereunder. In addition, lenders may be able to terminate any commitments they had made to supply TripAdvisor with further funds (including periodic rollovers of existing borrowings).

TripAdvisor’s effective tax rate is impacted by a number of factors that could have a material impact on its financial results and could increase the volatility of those results.

Due to the global nature of its business, TripAdvisor is subject to income taxes in the United States and other foreign jurisdictions. In the event TripAdvisor incurs net income in certain jurisdictions but incurs losses in other jurisdictions, it generally cannot offset the income from one jurisdiction with the loss from another. This lack of flexibility increases TripAdvisor’s effective tax rate. Furthermore, significant judgment is required to calculate TripAdvisor’s worldwide provision for income taxes and depends on its ability to operate its business in a manner consistent with its corporate structure and intercompany arrangements. In the ordinary course of its business there are many transactions and calculations where the ultimate tax determination is uncertain.

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

The income tax effects of the accounting for share-based compensation may significantly impact TripAdvisor’s effective tax rate. In periods in which TripAdvisor’s stock price is higher than the grant price of the share-based compensation awards vesting in that period, it will recognize excess tax benefits that will decrease its effective tax rate.  In periods in which TripAdvisor’s stock price is lower than the grant price of the share-based compensation awards vesting in that period, its effective tax rate will increase.

Additionally, TripAdvisor continues to accumulate positive cash flows, in foreign jurisdictions which it considers indefinitely reinvested, although it will continue to evaluate the impact of the Tax Act on its capital deployment within and outside the U.S. Any repatriation of funds currently held in foreign jurisdictions may result in higher effective tax rates and incremental cash tax payments.

Changes in tax laws or tax rulings, or the examination of TripAdvisor’s tax positions, could materially affect its financial position and results of operations.

Tax laws are dynamic and subject to change as new laws are passed and new interpretations of the law are issued or applied. TripAdvisor’s existing corporate structure and intercompany arrangements have been implemented in a manner TripAdvisor believes is in compliance with current prevailing tax laws. However, the tax benefits that TripAdvisor intends to eventually derive could be undermined due to changing tax laws. A number of countries are actively pursuing changes to their tax laws applicable to corporate multinationals, such as the recently enacted the Tax Act.  Foreign governments or

U.S. states may enact tax laws in response to the Tax Act that could result in further changes to global taxation and materially affect TripAdvisor’s financial position and results of operations.

The Tax Act has resulted in significant changes to the U.S. income tax system. The Tax Act requires complex computations to be performed that were not previously required in U.S. tax law, significant judgments to be made in interpretation of the provisions of the Tax Act and significant estimates in calculations, and the preparation of analysis of information not previously relevant or regularly produced. The U.S. Treasury Department, the IRS and other standard-setting bodies could interpret or issue guidance on how provisions of the Tax Act will be applied or otherwise administered that is different from TripAdvisor’s interpretation.  As TripAdvisor completes its analysis of the Tax Act, collects and prepares necessary data, and interprets additional guidance, TripAdvisor may make adjustments to provisional amounts that it has recorded that may materially impact its provision for income taxes in the period in which the adjustments are made.

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

TripAdvisor continues to be responsible for potential tax liabilities in connection with consolidated income tax returns filed with Expedia prior to or in connection with the Spin-Off. By virtue of previously filed consolidated tax returns with Expedia, TripAdvisor is currently under an IRS audit for the 2009, 2010, and short-period 2011 tax years. In connection with that audit, TripAdvisor received, in January 2017, notices of proposed adjustment from the IRS for the 2009 and 2010 tax years, which would result in an increase in TripAdvisor’s worldwide income tax expense. The proposed adjustments would result in an increase to TripAdvisor’s worldwide income tax expense in an estimated range totaling $10 million to $14 million for those specific years after consideration of competent authority relief, exclusive of interest and penalties. TripAdvisor is also subject to various ongoing state income tax audits. The outcome of these matters or any other audits could subject TripAdvisor to significant tax liabilities.

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

Depending on the size of the exposures and the relative movements of exchange rates, if TripAdvisor were to choose not to hedge or were to fail to hedge effectively its exposure, TripAdvisor could experience a material adverse effect on its financial statements and financial condition. As seen in some recent periods, in the event of severe volatility in exchange rates, the impact of these exposures can increase, and the impact on results of operations can be more pronounced. In addition, the current environment and the increasingly global nature of TripAdvisor’s business have made hedging these exposures more complex. TripAdvisor hedges certain short-term foreign currency exposures with the purchase of forward exchange contracts. These forward exchange contracts only help mitigate the impact of changes in foreign currency rates that occur during the term of the related contract period and carry risks of counter-party failure. There can be no assurance that its forward exchange contracts will have their intended effects.

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

For the year ended December 31, 2017, the average daily trading volume of TripAdvisor’s common stock on Nasdaq was approximately 3.1 million shares. If its existing stockholders or their distributees sell substantial amounts of TripAdvisor’s common stock in the public market, the market price of its common stock and hence our common stock could decrease significantly. The perception in the public market that TripAdvisor’s existing stockholders or our stockholders might sell shares of common stock could also depress the trading price of TripAdvisor’s common stock and hence our common stock. For example, sales of or hedging transactions, such as collars, in our shares by any of our directors or executive officers could cause a perception in the marketplace that our stock price (and hence TripAdvisor's stock price) has peaked or that adverse events or trends have occurred or may be occurring at our company or TripAdvisor. This perception could result notwithstanding any personal financial motivation for these insider transactions. In addition, we have the right to require TripAdvisor to file registration statements covering TripAdvisor shares we own or to include TripAdvisor shares in registration statements that it may file for itself or other stockholders. If we or some other TripAdvisor stockholder sells substantial amounts of TripAdvisor’s common stock in the public market, or if there is a perception in the public market that we might sell shares of TripAdvisor common stock, the market price of TripAdvisor’s common stock could decrease significantly. A decline in the price of shares of TripAdvisor’s common stock or our common stock might impede its or our ability to raise capital through the issuance of additional shares of common stock or other equity securities.

Factors Relating to our Common Stock and the Securities Market

Our stock price may be disproportionately affected by the results of operations of TripAdvisor and developments in its business.

The fair value of our investment in TripAdvisor, on an as-converted basis, was approximately $1.1 billion as of December 31, 2017, which represents a significant portion of our total market value. Since the TripCo Spin-Off in 2014, our share price has had a tendency to move in tandem with the share price of TripAdvisor's common stock. As a result, our stock price may be disproportionately affected by the results of operations of TripAdvisor and developments in its business.

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

In addition, Gregory B. Maffei, our Chairman, President and Chief Executive Officer, beneficially owns shares representing the power to direct approximately 27% of the aggregate voting power in our company, due to his beneficial ownership of approximately 95% of the outstanding shares of our Series B common stock as of January 31, 2018.

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

TripAdvisor did not legally own any real estate as of December 31, 2017. TripAdvisor currently leases approximately 280,000 square feet for its corporate headquarters in Needham, Massachusetts,  pursuant to a lease with an expiration date of December 2030, with an option to extend the lease term for two consecutive terms of five years each. TripAdvisor also leases an aggregate of approximately 450,000 square feet of office space at approximately 40 other locations across North America, Europe and Asia Pacific, primarily for its sales offices, subsidiary headquarters and international management teams, pursuant to lease agreements, with the latest expiring in June 2027. TripAdvisor believes that its current facilities are adequate for its current operations and that additional leased space can be obtained on reasonable terms if needed.

Item 3.  Legal Proceedings

In the ordinary course of its business, our subsidiary TripAdvisor and its subsidiaries are party to legal proceedings and claims arising out of their operations. These matters may relate to claims involving alleged infringement of third-party intellectual property rights, defamation, taxes, regulatory compliance and other claims. We do not believe there are any material pending legal proceedings or claims to which we or our subsidiaries are party or of which any of our property is the subject. There may be claims or actions pending or threatened against us or our subsidiaries of which we are currently not aware and the ultimate disposition of which could have a material adverse effect on us.

Item 4.  Mine Safety Disclosures

Not applicable.

PART II

Item 5.  Market for Registrant's Common Equity and Related Stockholder Matters of Equity Securities.

Market Information

Our Series A and Series B common stock have been outstanding since August 27, 2014.   Each series of our common stock trades on the Nasdaq Global Select Market.  The following table sets forth the range of high and low sales prices of shares of our common stock for the years ended December 31, 2017 and 2016.

	Liberty TripAdvisor Holdings, Inc.
	Series A		Series B
	High	Low	High	Low
2016
First quarter	$29.86	17.23	30.86	19.92
Second quarter	$24.64	19.86	24.95	19.81
Third quarter	$24.18	20.34	25.12	21.70
Fourth quarter	$22.74	14.83	21.80	16.65
2017
First quarter	$18.75	12.98	17.50	13.50
Second quarter	$16.95	10.55	16.60	11.30
Third quarter	$14.55	10.05	14.00	11.40
Fourth quarter	$13.75	7.90	13.90	9.35

Holders

As of January 31, 2018, there were approximately 967 and  54 record holders of our Series A and Series B common stock, respectively.  The foregoing numbers of record holders do not include the number of stockholders whose shares are held nominally by banks, brokerage houses or other institutions, but include each such institution as one shareholder.

Dividends

We have not paid any cash dividends on our common stock, and we have no present intention of so doing.  Payment of cash dividends, if any, in the future will be determined by our board of directors in light of our earnings, financial condition and other relevant considerations. Covenants in TripAdvisor’s existing debt instruments also restrict the payment of dividends and cash distributions to stockholders. See note 7 to the accompanying consolidated financial statements.

Securities Authorized for Issuance Under Equity Compensation Plans

Information required by this item is incorporated by reference to our definitive proxy statement for our 2018 Annual Meeting of stockholders.

Purchases of Equity Securities by the Issuer

There were no repurchases of our common stock during the three months ended December 31, 2017. No shares of our common stock were surrendered by certain of our officers and employees to pay withholding taxes and other deductions in connection with the vesting of their restricted stock during the three months ended December 31, 2017.

Item 6.    Selected Financial Data.

The following tables present selected historical information relating to our financial condition and results of operations for the past five years. Certain prior period amounts have been reclassified for comparability with current year presentation. The following data should be read in conjunction with our consolidated financial statements.

	December 31,
	2017	2016	2015	2014	2013
Summary Balance Sheet Data:	amounts in millions
Cash and cash equivalents	$695	654	644	509	354
Investments in available for sale securities and other cost investments	$27	16	37	31	188
Intangible assets not subject to amortization (1)	$3,717	5,476	5,492	5,510	5,292
Intangible assets subject to amortization, net	$382	487	625	841	908
Total assets	$5,484	7,282	7,285	7,366	7,087
Long-term debt	$704	555	620	662	298
Deferred income tax liabilities	$332	659	719	808	853
Total stockholders' equity	$424	803	808	897	1,208
Noncontrolling interest	$3,329	4,621	4,628	4,450	4,373

	Years ended December 31,
	2017	2016	2015	2014	2013
Summary Statement of Operations Data:	amounts in millions, except per share amounts
Revenue	$1,569	1,532	1,565	1,329	1,034
Impairment of intangible assets (1)	$(1,798)	—	(2)	(2)	(3)
Operating income (loss)	$(1,792)	23	15	68	(17)
Interest expense	$(25)	(25)	(28)	(13)	(12)
Realized and unrealized gains (losses) on financial instruments, net	$24	53	2	1	—
Other, net	$1	(5)	(4)	(12)	1
Net earnings (loss) attributable to Liberty TripAdvisor Holdings, Inc. shareholders	$(397)	21	(40)	(22)	(7)
Basic net earnings (loss) attributable to Liberty TripAdvisor Holdings, Inc. stockholders per common share:
Series A and Series B common stock (2)	$(5.29)	0.28	(0.53)	(0.30)	(0.10)
Diluted earnings (loss) attributable to Liberty TripAdvisor Holdings, Inc. stockholders per common share:
Series A and Series B common stock (2)	$(5.29)	0.28	(0.53)	(0.30)	(0.10)

(1)

During the year ended December 31, 2017, TripCo recorded $1,798 million of impairment losses related to trademarks and goodwill that were initially recorded in conjunction with the acquisition of TripAdvisor.

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

Overview

During October 2013, the Board of Directors of Liberty Interactive Corporation and its subsidiaries (“Liberty”) authorized a plan to distribute to the stockholders of Liberty’s Liberty Ventures common stock shares of a wholly-owned subsidiary Liberty TripAdvisor Holdings, Inc. (“TripCo” or the “Company”)(the “TripCo Spin-Off”). TripCo holds its subsidiary TripAdvisor, Inc. (“TripAdvisor”) and held its former subsidiary, BuySeasons, Inc. (“BuySeasons”) until BuySeasons was sold on June 30, 2017. The TripCo Spin-Off was completed on August 27, 2014 and was effected as a pro-rata dividend of shares of TripCo to the stockholders of Series A and Series B Liberty Ventures common stock of Liberty. The TripCo Spin-Off is intended to be tax-free and has been accounted for at historical cost due to the pro rata nature of the distribution to shareholders of Liberty Ventures common stock.

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

Our “Corporate and Other” category includes our interest in BuySeasons, until its disposition on June 30, 2017, and corporate expenses.

Strategies and Challenges

Executive Summary

Results for TripCo are largely dependent upon the operating performance of TripAdvisor. Therefore, the executive summary below contains the strategies and challenges of TripAdvisor for an understanding of the business objectives of TripAdvisor.

TripAdvisor’s Growth Strategy

TripAdvisor seeks to achieve its mission of helping people around the world plan, book and experience the perfect trip by: leveraging its user-generated content and global brand to attract users to TripAdvisor websites and applications; providing users with the best user experience throughout all phases of the travel journey; deepening its partnerships with travel partners, by providing them with a global platform of advertising opportunities to generate qualified leads and bookings; and investing in technology, product development, marketing, and other strategic areas that TripAdvisor believes can improve its long-term business prospects.

•

Drive user engagement with TripAdvisor’s platform. Since TripAdvisor’s founding, the TripAdvisor brand has become a globally-recognized travel brand, one that is synonymous with travel reviews and research and increasingly finding the best prices and booking. TripAdvisor believes that its user-generated content and its brand have enabled TripAdvisor to build a large, highly engaged and loyal community of travelers who view TripAdvisor as a valuable resource to help them discover, plan and book their travel experiences, and for millions of users, TripAdvisor gives them an interactive platform to share their travel experiences. TripAdvisor seeks to amplify its global brand and raise user awareness for, and engagement with, its expanded product offerings as TripAdvisor aims to attract users to its websites and applications through various channels, including domain direct and various online and offline marketing channels, including search engines through search engine optimization and search engine marketing, and recently, through television brand advertising.

•

Deliver the best user experience possible on its platform. TripAdvisor believes that giving users more value throughout their TripAdvisor experience is key to its future success. To accomplish this, TripAdvisor has made and will continue to make product improvements in order to provide a more enjoyable and engaging end-to-end user experience throughout all phases of the travel journey – from inspiration and discovery, to researching, price shopping and booking, to in-destination activities and places to eat, and, finally, to sharing the details of these travel experiences on TripAdvisor. These enhancements include having grown the number of hotels, inns, B&Bs and specialty lodging, vacation rentals, restaurants, activities and attractions listed on TripAdvisor’s platform to approximately 7.5 million worldwide as of December 31, 2017. In addition to listings and content, TripAdvisor has provided users more options to price compare and book their travel experiences. During 2017, TripAdvisor launched a more engaging hotel shopping experience that focused on helping hotel shoppers find the best prices on TripAdvisor websites and applications. In order to better serve travelers needs when they are in-destination, TripAdvisor has continued to rapidly expand its bookable supply in attractions and restaurants. TripAdvisor believes that its continued focus on delivering an increasingly more robust user experience will ultimately result in more repeat usage on its platform, more value for its partners, and greater monetization for its business. TripAdvisor seeks to quickly identify what users need to conduct their travel research and booking and to deliver product enhancements quickly.

•

Deepen relationships with its travel partners. TripAdvisor is a global platform consisting of listing and advertising opportunities that help generate impressions, brand awareness, qualified leads and bookings for travel partners.  TripAdvisor believes that continuing to grow the number of listings and bookable supply, especially in its in-destination Attractions and Restaurants businesses, will enable TripAdvisor to not only serve users in more moments during more trips, but also help partners drive transactions for their business. TripAdvisor is also increasingly providing business-to-business services that are designed to help its partners grow their business. For example, TripAdvisor’s Business Advantage and Premium for Restaurants offer hoteliers and restauranteurs affordable marketing and business analytics tools, respectively, to help them attract customers and more effectively manage their business pages on TripAdvisor.

•

Invest in technology, product, marketing and other strategic areas. Continuous product testing and speed to market are two of TripAdvisor’s most important priorities, as they enable TripAdvisor to create a richer user experience. TripAdvisor operates on a regular product release cycle, where releases contain new product features for its websites and mobile applications. For example, innovating and improving its mobile phone offerings are key priorities since mobile phone adoption continues to scale and consumers increasingly conduct more internet searches and commerce on these devices. During the year ended December 31, 2017, more than half of TripAdvisor’s average monthly unique visitors came from mobile phones, growing nearly 30% year-over-year, according to TripAdvisor’s internal log files. TripAdvisor anticipates that the growth rate in mobile phone monthly unique visitors will continue to exceed the growth rate of its overall monthly unique visitors, resulting in an increased proportion of users continuing to use their mobile phones to access the full range of services available on TripAdvisor’s  websites and applications. TripAdvisor is investing significant resources to improve the features, functionality, engagement, and commercialization of its travel products on TripAdvisor mobile websites and applications.

Current Trends Affecting TripAdvisor’s Business

The online travel industry is large and growing and remains highly dynamic and competitive.

Hotel Segment

During 2017, TripAdvisor continued to improve the hotel shopping experience on TripAdvisor, by, among other things, launching a redesigned TripAdvisor website and mobile application and making it easier for users to find the lowest hotel prices. TripAdvisor has and will continue to seek new ways to provide a more comprehensive hotel shopping experience, by improving content on destinations, properties and rooms, optimizing the room selection process and helping users find the best prices with TripAdvisor’s hotelier and OTA partners. On the supply side, TripAdvisor continues to on-board more partners that have unique brand, supply or room pricing to provide consumers a more comprehensive selection of accommodations in order to drive higher repeat usage and conversion of hotel shoppers to bookings and higher cost-per-click rates on its platform.

TripAdvisor competes with other travel companies and search engines for hotel shoppers, which its defines as the users who view TripAdvisor hotel pages. Over time, increased competition has caused hotel shoppers visiting TripAdvisor websites and applications from paid online marketing channels to grow faster than traffic from unpaid online marketing channels. Hotel shoppers from unpaid online marketing channels, such as users that navigate directly to TripAdvisor’s homepage or applications through branded search queries on search engines, are of the highest value to TripAdvisor’s business. Following the launch of TripAdvisor’s redesigned website, its new hotel shopping experience, TripAdvisor launched a brand advertising campaign, or television campaign, in June 2017 aimed at increasing usage of TripAdvisor as a place to find and book the best hotels at the lowest prices. TripAdvisor also continues to leverage a number of other marketing channels, both paid and unpaid, to achieve this objective, including online efforts such as social media and cost relationship management, as well as offline efforts such as TripAdvisor-branded advertising campaigns.  TripAdvisor’s television campaign has been funded, in part, through optimization of its online marketing spend. TripAdvisor expects to continue to optimize its marketing investment mix, between online and offline channels based on the relative growth opportunity, the expected returns and the competitive environment in which it operates. TripAdvisor believes optimizing its marketing mix to include brand advertising will help TripAdvisor establish a more durable, long-lasting direct relationship with users shopping for hotels, with a greater long-term financial return than TripAdvisor would be able to achieve solely from online paid marketing. TripAdvisor’s marketing strategy comes with a near-term trade-off, as online paid marketing may better enable TripAdvisor to generate a short-term hotel shopper and click-based and transaction revenue, whereas TripAdvisor expects its television advertising campaign to generate such returns over a longer timeframe, improving marketing efficiency and profit growth.

A key objective is to grow the number of hotel shoppers on TripAdvisor’s platform. In the year ended December 31, 2017, average monthly unique hotel shoppers increased 7%, when compared to the same period in 2016, according to TripAdvisor’s internal log files. The increase is primarily due to the general trend of an increasing number of hotel shoppers visiting TripAdvisor websites and apps on mobile phones, as well as the success of TripAdvisor’s paid online marketing strategy, partially offset by marketing spend tradeoffs resulting from increased brand advertising investment in TripAdvisor’s television campaign, as discussed above.

Another key objective is to increase TripAdvisor’s revenue per hotel shopper. In the year ended December 31, 2017, TripAdvisor’s revenue per hotel shopper decreased 7%, when compared to the same period in 2016, primarily driven by partners bidding to lower CPCs in its click-based metasearch auction during the second half of the year, and the general trend of a greater percentage of hotel shoppers visiting TripAdvisor-branded websites and apps on mobile phones. During the year ended December 31, 2017, the growth rate of hotel shoppers that visited TripAdvisor websites and apps on mobile phones continued to grow significantly faster than that of hotel shoppers using desktop and tablet devices. Mobile phones currently generate significantly lower revenue per hotel shopper compared to desktop and tablet devices. TripAdvisor believes that this monetization difference is due to a number of factors, including the reduced ability to achieve marketing attribution on the mobile phone for facilitating traffic to partner websites and applications; more limited advertising opportunities on smaller screen devices; TripAdvisor’s historic positioning as a place to read reviews; and general consumer purchasing patterns on mobile phones resulting in lower booking intent, lower conversion rates, lower cost-per-click bids from its travel partners, and lower average gross booking value. As a result, TripAdvisor’s growth in hotel shoppers on mobile phones has remained a headwind against TripAdvisor’s overall revenue per hotel shopper and TripAdvisor-branded click-based and transaction revenue.

The general trend of increasing traffic to TripAdvisor websites and apps on mobile phones reduces its ability to grow TripAdvisor-branded display-based advertising revenue, as TripAdvisor believes prioritizing and preserving a cleaner user experience over increasing advertising units on smaller screen devices is the most appropriate way to engage more users on TripAdvisor’s mobile phone app. TripAdvisor continues to prioritize investment in product development in order to improve the mobile user experience and to improve mobile phone traffic acquisition to increase its user base. TripAdvisor believes that, over the long-term, these efforts will result in increased usage and engagement, conversion of hotel shoppers to bookings for its hotel advertising partners and higher monetization rates for TripAdvisor.

Non-Hotel Segment

TripAdvisor’s ongoing product efforts to deliver an end-to-end user experience extend to its Non-Hotel segment, which includes its Attractions, Restaurants, and Vacation Rentals businesses. TripAdvisor’s key growth strategies have been to grow users, improve products and grow bookable supply. TripAdvisor continued to deliver on those objectives during the year ended December 31, 2017, as monthly unique users to these pages on TripAdvisor websites and applications continued to grow, TripAdvisor enhanced its product experience on all devices and grew bookable supply on its platform in its Attractions and Restaurants businesses. Notably, TripAdvisor has been able to increasingly leverage strong user growth on the TripAdvisor-branded platform to drive increased bookings in its Attractions business. Additionally, TripAdvisor’s Attractions and Restaurants businesses have both experienced increased engagement and growth on mobile phones. In Vacation Rentals, as the business continues to shift from TripAdvisor’s subscription model to its free-to-list model, TripAdvisor has focused on delivering high-quality supply for users in order to drive conversion for partners on its platform.  TripAdvisor continued to work to improve content and overall user experience across each business.

Continued successful execution of key growth strategies and increased marketing and operating efficiencies primarily contributed to this segment’s revenue and profit growth during the year ended December 31, 2017, as compared to the same period in 2016.

Results of Operations—Consolidated

General.  We provide in the tables below information regarding our historical Consolidated Operating Results and Other Income and Expense, as well as information regarding the contribution to those items from our reportable segment. The “corporate and other” category consists of those assets or businesses which we do not disclose separately, such as BuySeasons (through June 30, 2017). For a more detailed discussion and analysis of the financial results of the principal reporting segment, see “Results of Operations—TripAdvisor” below.

Operating Results

	Years ended December 31,
	2017	2016	2015
	amounts in millions
Revenue
TripAdvisor	$1,556	1,480	1,492
Corporate and other	13	52	73
Consolidated TripCo	$1,569	1,532	1,565
Operating Income (Loss)
TripAdvisor	$(1,775)	47	56
Corporate and other	(17)	(24)	(41)
Consolidated TripCo	$(1,792)	23	15
Adjusted OIBDA
TripAdvisor	$331	352	464
Corporate and other	(9)	(16)	(30)
Consolidated TripCo	$322	336	434

Revenue.  Our consolidated revenue increased $37 million and decreased $33 million for the years ended December 31, 2017 and 2016, respectively, as compared to the corresponding prior year periods. Revenue for TripAdvisor increased $76 million and decreased $12 million for the years ended December 31, 2017 and 2016, respectively, as compared to the corresponding prior year periods. Revenue for BuySeasons, the only consolidated subsidiary in Corporate and other until its disposition on June 30, 2017,  decreased $39 million and $21 million for the years ended December 31, 2017 and 2016, respectively, as compared to the corresponding prior periods.  The decrease in revenue for BuySeasons for the year ended December 31, 2017 as compared to the corresponding prior year period was attributable to declines in BuySeasons’ sales and the disposition of BuySeasons mid-year.  The decrease in revenue for BuySeasons for the year ended December 31, 2016 as compared to the corresponding prior year period was due to a decrease in retail sales resulting from a decision to shift to a dropship business model, partially offset by revenue from its online marketplace and dropship channels. See “Results of Operations—TripAdvisor” below for a more complete discussion of the results of operations of TripAdvisor.

Operating Income (Loss).  Our consolidated operating income decreased $1,815 million and increased $8 million for the years ended December 31, 2017 and 2016, respectively, as compared to the corresponding prior year periods. The primary driver of the decrease in operating income for 2017 is a result of impairments of $1,798 million related to goodwill and trademarks that were recorded in conjunction with the acquisition of TripAdvisor. TripAdvisor’s stand-alone operating income decreased $42 million and $66 million for the years ended December 31, 2017 and 2016, respectively, as compared to the corresponding prior year periods. See “Results of Operations—TripAdvisor” below for a more complete discussion of the results of operations of TripAdvisor.

Operating losses for Corporate and other decreased $7 million and $17 million for the years ended December 31, 2017 and 2016, respectively, as compared to the corresponding prior year periods. These changes are primarily due to BuySeasons, which was sold on June 30, 2017.  As discussed above, in 2016, BuySeasons made the decision to focus its business on a dropship model. As part of this shift, BuySeasons reduced certain costs, resulting in improved operating results.

Adjusted OIBDA.  We define Adjusted OIBDA as revenue less operating expenses, and selling, general and administrative (“SG&A”) expenses (excluding stock-based compensation), adjusted for specifically identified non-recurring transactions. Our chief operating decision maker and management team use this measure of performance in conjunction with other measures to evaluate our business and make decisions about our resources. We believe this is an important indicator of the operational strength and performance of our businesses, including each business’s ability to service debt and fund capital expenditures. In addition, this measure allows us to view operating results, perform analytical comparisons and benchmarking between businesses and identify strategies to improve performance. This measure of performance excludes such costs as depreciation and amortization, stock-based compensation and restructuring and impairment charges that are included in the measurement of operating income pursuant to GAAP. Accordingly, Adjusted OIBDA should be considered in addition to, but not as a substitute for, operating income, net income, cash flow provided by operating activities and other measures of financial performance prepared in accordance with GAAP. See note 13 to the accompanying December 31, 2017 consolidated financial statements for a reconciliation of Adjusted OIBDA to operating income and earnings (loss) before income taxes.

Consolidated Adjusted OIBDA decreased approximately $14 million and $98 million for the years ended December 31, 2017 and 2016, respectively, as compared to the corresponding prior year periods. Adjusted OIBDA at TripAdvisor decreased $21 million and  $112 million during the years ended December 31, 2017 and 2016, respectively, as compared to the corresponding prior year periods. See “Results of Operations—TripAdvisor” below for a more complete discussion of the results of operations of TripAdvisor.

Other Income and Expense

Components of Other Income (Expense) are presented in the table below.

	Years ended December 31,
	2017	2016	2015
	amounts in millions
Interest expense
TripAdvisor	$(15)	(12)	(10)
Corporate and other	(10)	(13)	(18)
Consolidated TripCo	$(25)	(25)	(28)
Realized and unrealized gains (losses) on financial instruments, net
TripAdvisor	$(1)	2	2
Corporate and other	25	51	—
Consolidated TripCo	$24	53	2
Gain (loss) on dispositions, net
TripAdvisor	$—	—	20
Corporate and other	(18)	—	(1)
Consolidated TripCo	$(18)	—	19
Other, net
TripAdvisor	$2	(5)	(4)
Corporate and other	(1)	—	—
Consolidated TripCo	$1	(5)	(4)

Interest expense.  Interest expense remained flat for the year ended December 31, 2017 when compared to the same period in 2016. TripAdvisor’s interest expense increased $3 million for the year ended December 31, 2017 when compared to the same period in 2016 primarily due to higher average outstanding borrowings and effective interest rates during 2017. Interest expense for corporate and other decreased $3 million for the year ended December 31, 2017 when compared to the same period in 2016 due to lower interest rates on outstanding borrowings. Interest expense decreased $3 million for the year ended December 31, 2016 when compared to the same period in 2015. TripAdvisor’s interest expense increased $2 million for the year ended December 31, 2016 when compared to the same period in 2015 primarily due to an increase of $3 million in interest imputed on TripAdvisor’s financing obligation related to its corporate headquarters lease, partially offset by a decrease in interest incurred due to lower average outstanding borrowings. Interest expense for corporate and other decreased $5 million for the year ended December 31, 2016 when compared to the same period in 2015 due to lower interest rates on outstanding borrowings.

Realized and unrealized gains (losses) on financial instruments, net. Realized and unrealized gains (losses) on financial instruments, net is primarily comprised of the change in the fair value of the variable postpaid forward.

Gain (loss) on dispositions, net. On June 30, 2017, TripCo sold BuySeasons. The sale resulted in an $18 million loss. In August 2015, TripAdvisor sold its 100% interest in a Chinese subsidiary to an unrelated third party, resulting in a $20 million gain.

Other, net.  The primary components of other, net are income and interest earned on marketable securities offset by net foreign exchange losses. Other, net expenses decreased $6 million and increased $1 million for the years ended December 31, 2017 and 2016, respectively, when compared to the corresponding prior year periods, primarily due to transactions gains and losses at TripAdvisor as a result of the fluctuation of foreign exchanges rates.

Income taxes.    The Company had income tax benefits of $229 million, $1 million and $10 million for the years ended December 31, 2017, 2016, and 2015, respectively.

In connection with our initial analysis of the impact of the Tax Cuts and Jobs Act (the “Tax Act”),  as discussed in note 8 to the accompanying financial statements, the Company has recorded a discrete net tax benefit in the period ending

December 31, 2017. This net benefit primarily consists of a net benefit for the corporate rate reduction, offset partially by a net tax expense related to a transition tax on the deemed repatriation of foreign earnings.

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

Net earnings (loss) attributable to Liberty TripAdvisor Holdings, Inc. shareholders.  We had net losses attributable to Liberty TripAdvisor Holdings, Inc. shareholders of $397 million, net earnings of $21 million and net losses of $40 million for the years ended December 31, 2017, 2016 and 2015, respectively. The changes in net earnings (loss) attributable to Liberty TripAdvisor Holdings, Inc. shareholders were the result of the above-described fluctuations in our revenue, expenses and other gains and losses. Losses attributable to the noncontrolling interests increased during the year ended December 31, 2017 as a result of the goodwill and trademark impairment losses.

Liquidity and Capital Resources

As of December 31, 2017, substantially all of our cash and cash equivalents consist of cash on hand in global financial institutions, money market funds and marketable securities, with maturities of 90 days or less at the date purchased.

The following are potential sources of liquidity: available cash balances, proceeds from asset sales, monetization of our investments, outstanding or anticipated debt facilities, debt and equity issuances, and dividend and interest receipts.

As of December 31, 2017, TripCo had a cash balance of $695 million. Approximately $673 million of the cash balance is held at TripAdvisor. Although TripCo has a 58% voting interest in TripAdvisor, TripAdvisor is a separate public company with a significant non-controlling interest, as TripCo has only a 22% economic interest in TripAdvisor. Even though TripCo controls TripAdvisor through its voting interest and board representation, decision making with respect to using TripAdvisor’s cash balances must consider TripAdvisor’s minority holders. Accordingly, any potential distributions of cash from TripAdvisor to TripCo would generally be on a pro rata basis based on economic ownership interests. Covenants in TripAdvisor’s debt instruments also restrict the payment of dividends and cash distributions to stockholders. See note 7 to the accompanying consolidated financial statements. As of December 31, 2017, approximately $518 million of TripCo cash is held by TripAdvisor foreign subsidiaries.

Cumulative undistributed earnings of foreign subsidiaries totaled approximately $882 million as of December 31, 2017. Subsequent to December 31, 2017, on February 2, 2018, TripAdvisor made a one-time repatriation of $325 million of foreign earnings to the United States primarily to repay remaining outstanding borrowings of $230 million under the 2015 Credit Facility.  TripAdvisor intends to indefinitely reinvest the remaining foreign undistributed earnings of $557 million, although TripAdvisor will continue to evaluate the impact of the Tax Act on its capital deployment within and outside the U.S. Should TripAdvisor distribute, or be treated under certain U.S. tax rules as having distributed, the earnings of foreign subsidiaries in the form of dividends or otherwise, TripAdvisor may be subject to U.S. income taxes or tax benefits. The amount of any unrecognized deferred income tax on this temporary difference is not material.

Historically, TripAdvisor’s operating cash flows have been sufficient to fund its working capital requirements, capital expenditures and long term debt obligations and other financial commitments and are expected to be sufficient in future periods.

	Years ended
	December 31,
	2017	2016	2015
	amounts in millions
Cash flow information
TripAdvisor cash provided (used) by operating activities	$238	321	418
Corporate and other cash provided (used) by operating activities	(18)	(20)	(27)
Net cash provided (used) by operating activities	$220	301	391

TripAdvisor cash provided (used) by investing activities	$6	(163)	(58)
Corporate and other cash provided (used) by investing activities	(3)	(1)	(3)
Net cash provided (used) by investing activities	$3	(164)	(61)

TripAdvisor cash provided (used) by financing activities	$(200)	(143)	(189)
Corporate and other cash provided (used) by financing activities	1	33	6
Net cash provided (used) by financing activities	$(199)	(110)	(183)

During the year ended December 31, 2017, TripCo’s primary use of cash was approximately $250 million of share repurchases under TripAdvisor’s authorized share repurchase program, as well as $369 million in debt repayments, $63 million in purchases of short term investments and other marketable securities and $65 million of capital expenditures.  These uses of cash were funded primarily with cash provided by operations, proceeds from sales and maturities of short term investments and other marketable securities and borrowings of debt. During the year ended December 31, 2016, TripCo’s primary uses of cash were $439 million in debt repayments, $166 million in purchases of short term investments and other marketable securities, $105 million of subsidiary share repurchases and $73 million of capital expenditures.  These uses of cash were funded primarily with cash provided by operations, proceeds from sales and maturities of short term investments and other marketable securities and borrowings of debt. During the year ended December 31, 2015, TripCo’s primary uses of cash were $431 million in debt repayments, $205 million in purchases of short term investments and other marketable securities, $112 million of capital expenditures and $72 million of withholding tax payments.  These uses of cash were funded primarily with cash on hand, cash provided by operations, proceeds from sales and maturities of short term investments and other marketable securities and borrowings of debt.

The projected use of TripCo’s corporate cash will primarily be to  pay fees (not expected to exceed $4 million annually) to Liberty Media for providing certain services pursuant to the services agreement and the facilities sharing agreement, and to pay any other corporate level expenses. We anticipate that TripCo’s corporate cash balance (without other financial resources potentially available as discussed above) to be sufficient to maintain operations through a refinancing arrangement on the margin loans and the variable postpaid forward. The debt service costs of two margin loan agreements (the “Margin Loan Agreements”) entered into by our bankruptcy remote wholly-owned subsidiary are paid in kind and become outstanding principal. In addition, debt service costs accrue on the variable postpaid forward borrowing described in note 7 to the accompanying consolidated financial statements. At maturity, the accreted loan amount due is approximately $272 million. At the maturity of the Margin Loan Agreements, a number of options are available to satisfy the obligation as discussed above in potential sources of liquidity.

TripAdvisor’s available cash and marketable securities, combined with expected cash flows generated by operating activities and available cash from its credit facilities are expected to be sufficient to fund TripAdvisor’s foreseeable working capital requirements, capital expenditures, existing business growth initiatives, debt obligations, lease commitments, and other financial commitments through at least the next twelve months. TripAdvisor’s future capital requirements may also include capital needs for acquisitions, share repurchases, and/or other expenditures in support of its business strategy; thus potentially reducing TripAdvisor’s cash balance and/or increasing its debt.

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

	Payments due by period
		Less than			More than
	Total	1 year	1 - 3 years	3 - 5 years	5 years
	amounts in millions
Consolidated contractual obligations
Long-term debt(1)	$696	7	459	230	—
Interest payments and commitment fees (2)(3)	$105	7	87	11	—
Lease obligations	$228	28	53	51	96
Total	$1,029	42	599	292	96

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

(2)

Amounts (i) are based on our outstanding debt at December 31, 2017, (ii) assume the interest rates on TripAdvisor’s variable rate debt remains constant at the December 31, 2017 rates, (iii) assume the interest rates on TripCo’s variable rate debt change based on forecasted LIBOR rates and (iv) assume that our existing debt is repaid at maturity.

(3)

Amounts reflect expected commitment fee payments based on the unused portion of the TripAdvisor Credit Facilities (as defined in note 7 in the accompanying consolidated financial statements), issued letters of credit, and current effective commitment fee rate as of December 31, 2017.

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

Recognition and Recoverability of Goodwill, Intangible and Long-lived Assets

We account for acquired businesses using the acquisition method of accounting which requires that the assets acquired and liabilities assumed be recorded at the date of acquisition at their respective fair values. Any excess of the purchase price over the estimated fair values of the net assets acquired is recorded as goodwill. We test goodwill for impairment at the reporting unit level (operating segment or one level below an operating segment). Goodwill is allocated to our reporting units at the date the goodwill is initially recorded. Once goodwill has been allocated to the reporting units, it no longer retains its identification with a particular acquisition and becomes identified with the reporting unit in its entirety. Accordingly, the fair value of the reporting unit as a whole is available to support the recoverability of its goodwill.

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

As of December 31, 2017, the intangible assets not subject to amortization for each of our significant reportable segments was as follows:

	Goodwill	Trademarks	Total
	amounts in millions
TripAdvisor	$2,445	1,272	3,717
Corporate and other	—	—	—
	$2,445	1,272	3,717

We perform our annual assessment of the recoverability of our goodwill and other non-amortizable intangible assets during the fourth quarter, or more frequently, if events and circumstances indicate impairment may have occurred. During the fourth quarter, we elected to bypass a qualitative assessment and proceed directly to performing a quantitative impairment test for our non-amortizable intangible assets and our hotel and non-hotel reporting units. The fair value of the non-amortizable intangible assets, which consist of indefinite-lived trademarks, was determined using the relief from royalty method. The fair values of the reporting units were determined using a combination of the income approach and the market approach. Due to certain marketplace factors impacting TripAdvisor’s operating results, which led to a decline in TripAdvisor’s stock price, impairments of $527 million and $1,271 million were recorded during the year ended December 31, 2017 related to trademarks and goodwill, respectively, related to the hotel reporting unit. Based on the quantitative assessment performed during the fourth quarter and the resulting impairment losses recorded, the estimated fair values of the trademark and hotel reporting unit do not significantly exceed their carrying values as of December 31, 2017. TripCo will continue to monitor TripAdvisor’s financial performance, stock price and other events and circumstances that may negatively impact the estimated fair values to determine if an additional impairment assessment is necessary. There were no impairments during the year ended December 31, 2016. Due to declining operating results at BuySeasons, trademark impairments of approximately $2 million were recorded during the year ended December 31, 2015.

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

Results of Operations—TripAdvisor

Our economic ownership interest in TripAdvisor is 22% and our results include the consolidated results of TripAdvisor and the elimination of approximately 78% of TripAdvisor’s net income (loss), including purchase accounting adjustments, through the noncontrolling interest line item in the consolidated statements of operations. TripAdvisor is a separate publicly traded company and additional information about TripAdvisor can be obtained through its website and its public filings. We believe a discussion of TripAdvisor’s stand alone results promotes a better understanding of overall results of their business. TripAdvisor’s revenue, Adjusted OIBDA and operating income on a standalone basis for the years ended December 31, 2017, 2016 and 2015 were as follows (see tables below for a reconciliation of TripAdvisor’s standalone results to those amounts reported by TripCo):

	Years ended
	December 31,
	2017	2016	2015
	amounts in millions
Revenue
Hotel	$1,196	1,190	1,263
Non-Hotel	360	290	229
Total revenue	1,556	1,480	1,492
Operating expense, excluding stock-based compensation	275	274	237
SG&A, excluding stock-based compensation and stock settled charitable contribution	950	854	791
Adjusted OIBDA	331	352	464
Stock settled charitable contribution	—	—	67
Stock based compensation	96	85	72
Depreciation and amortization	111	101	93
Operating income (loss) as reported by TripAdvisor	$124	166	232

Revenue

TripAdvisor’s Hotel revenue increased $6 million and decreased $73 million during the years ended December 31, 2017 and 2016,  respectively, as compared to the corresponding prior year periods. The changes in Hotel revenue are detailed as follows:

	Years ended
	December 31,
	2017	2016	2015
	amounts in millions

TripAdvisor-branded click-based and transaction	$756	750	837
TripAdvisor-branded display-based advertising and subscription	292	282	272
Other hotel revenue	148	158	154
Total Hotel revenue	$1,196	1,190	1,263

TripAdvisor-branded click-based and transaction revenue includes cost-per-click based advertising revenue from its TripAdvisor-branded websites as well as transaction-based revenue from its hotel instant booking feature. For the years ended December 31, 2017, 2016 and 2015, approximately 63%, 63%, and 66%, respectively, of TripAdvisor’s total Hotel segment revenue was derived from its TripAdvisor-branded click-based and transaction revenue. TripAdvisor-branded click-based and transaction revenue increased $6 million during the year ended December 31, 2017, when compared to the same period in 2016, primarily due to an increase in average monthly unique hotel shoppers of 7%, which was largely offset by a decrease of 7% in revenue per hotel shopper during the year ended December 31, 2017, according to TripAdvisor’s internal log files. TripAdvisor believes the primary drivers of decreases in revenue per hotel shopper were partners bidding to lower CPCs in TripAdvisor’s click-based metasearch auction during the second half of the year, and the general trend of a greater percentage of hotel shoppers visiting TripAdvisor-branded websites and apps on mobile phones, which monetize at a lower rate than desktop hotel shoppers, which has grown significantly faster than traffic from desktop and tablet devices, as well as dilution from product testing related to the second-quarter 2017 launch of TripAdvisor’s redesigned website and applications, and the timing of its instant booking feature rollout in certain non-U.S. markets during the first half of 2016. TripAdvisor believes the increases in aggregate average monthly unique hotel shoppers was primarily due to the general trend of an increasing number of hotel shoppers visiting TripAdvisor websites and apps on mobile phones, as well as growth in its paid online marketing channels.

TripAdvisor-branded click-based and transaction revenue decreased $87 million during the year ended December 31, 2016, when compared to the same period in 2015, primarily due to a decline of 15% in revenue per hotel shopper, partially offset by an increase in average monthly unique hotel shoppers of 6% during the year ended December 31, 2016. TripAdvisor believes the primary drivers of the decreases in revenue per hotel shopper include the dilutive effects from the global launch of its hotel instant booking feature which impacted 2016 to a greater extent than 2015 due to the timing of the staged rollout; a greater percentage of hotel shoppers visiting TripAdvisor websites and apps via mobile phone; challenging metasearch comparatives in early 2016 relative to the same periods in 2015; increased competition; macroeconomic and geopolitical factors, including foreign currency and a number of terrorism events.

For the years ended December 31, 2017, 2016 and 2015, 24%, 24% and 22%, respectively, of TripAdvisor’s Hotel segment revenue was derived from TripAdvisor-branded display-based advertising and subscription revenue, which primarily consists of revenue from display-based advertising and subscription-based hotel advertising revenue. TripAdvisor-branded display-based advertising and subscription revenue increased by $10 million or 4% during each of the years ended December 31, 2017 and 2016 when compared to the same periods in 2016 and 2015.  The increase in display-based advertising revenue in 2017 was primarily due to an increase in impressions sold, as well as an increase in pricing, partially offset by the general trend of an increasing percentage of TripAdvisor’s traffic visiting TripAdvisor websites and apps on mobile phones. While TripAdvisor continues to focus on new product initiatives to drive growth, its subscription revenue decreased slightly, primarily as TripAdvisor works to enhance its product offering to hoteliers and increase its sales pipeline in this business, in addition to hotel industry consolidation. The increase in display-based advertising revenue in 2016, when compared to 2015, was primarily due to a slight increase in pricing, as well as impressions sold during the year, while the increase in subscription revenue was a result of increased sales productivity in 2015 which also benefitted 2016, as well as increased pricing and improvements in customer retention rates.

For the years ended December 31, 2017, 2016 and 2015, 12%, 13% and 12%, respectively, of TripAdvisor’s Hotel segment revenue was derived from other hotel revenue. Other hotel revenue primarily includes revenue from non-TripAdvisor branded websites, such as www.bookingbuddy.com, www.cruisecritic.com, and www.onetime.com, including click-based advertising revenue, display-based advertising revenue and room reservations sold through these websites.  Other hotel revenue decreased by $10 million during the year ended December 31, 2017, when compared to the same period in 2016, primarily due to increased focus on return on marketing spend from paid marketing channels within this revenue stream.  Other hotel revenue increased $4 million during the year ended December 31, 2016, when compared to the same period in 2015.

For the years ended December 31, 2017, 2016 and 2015, TripAdvisor’s Non-Hotel segment revenue accounted for 23%, 20% and 15%, respectively, of TripAdvisor’s total consolidated revenue. TripAdvisor’s Non-Hotel segment revenue increased by $70 million, or 24%, for the year ended December 31, 2017, when compared to the same period in 2016, driven by increased bookings in TripAdvisor’s Attractions and Restaurants businesses. TripAdvisor’s Non-Hotel segment revenue increased $61 million, or 27%, during the year ended December 31, 2016 when compared to the same period in 2015, primarily driven by increased bookings across all businesses.

During this timeframe, strong revenue growth in TripAdvisor’s Attractions business has been driven by the following factors: growth in bookings sourced by TripAdvisor, growth in bookable  supply, which leads to better consumer choice, as well as by growth in free and paid traffic sources. Another contributing factor is the improved shopping experience from the introduction of new features, such as attractions instant booking for mobile phone, which enables users to purchase tickets and tours seamlessly without leaving the mobile app. These factors are all contributing to more consumer choice, increased bookings and continued revenue growth. Similarly, in TripAdvisor’s Restaurants business, continued strong revenue growth can be attributed to increased bookings in its most established markets, expansion into new markets, growth in mobile bookings, a continually improving user experience and an increase in bookable supply of restaurant listings. Revenue in TripAdvisor’s Vacation Rentals business decreased slightly during the year ended December 31, 2017, when compared to the same period in 2016, primarily due to the continued migration of TripAdvisor’s subscription model to its free-to-list model, which TripAdvisor believes will have a longer term return to the business, in addition to slower growth in its free-to-list revenue than 2016. Revenue in TripAdvisor’s Vacation Rentals business increased during the year ended December 31, 2016, when compared to the same period in 2015, primarily due to growth in its free-to-list model and increased bookings during the year.

Revenue by Geography

TripAdvisor’s U.S. revenue increased $77 million or 10%, during the year ended December 31, 2017, when compared to the same period in 2016. U.S. revenue represented 56% of total revenue during the year ended December 31, 2017. This revenue increase in the U.S. was due primarily to growth in TripAdvisor’s Attractions business, as well as an increase in U.S. TripAdvisor-branded click-based and transaction revenue, driven by growth in U.S. revenue per hotel shopper. TripAdvisor’s U.S. revenue increased $61 million or 8%, during the year ended December 31, 2016, when compared to the same period in 2015. U.S. revenue represented 54% of total revenue during the year ended December 31, 2016. This revenue increase in U.S. was due primarily to growth in TripAdvisor’s Attractions business and TripAdvisor’s U.S. display-based advertising and subscription revenue.

Revenue outside of the U.S., or non-U.S. revenue, decreased $1 million during the year ended December 31, 2017, when compared to the same period in 2016. Non-U.S. revenue decreased $73 million or 10%, during the year ended December 31, 2016, when compared to the same period in 2015. Non-U.S. revenue represented approximately 44%, 46%, and 50% of total revenue during the years ended December 31, 2017, 2016, and 2015, respectively. The decline in TripAdvisor’s non-U.S. revenue, as a percentage of total revenue during these periods, was primarily driven by the factors noted in the growth of the U.S. revenue discussed above, as well as the timing of TripAdvisor’s instant booking feature rollout in non-U.S. markets during the first half of 2016, and its associated dilutive impact to Trip-Advisor-branded click-based and transaction revenue, as compared to the rollout in the U.S. market, which was completed in the third quarter of 2015, and to a lesser extent foreign currency fluctuations.

Operating Expense

The most significant drivers of operating expense are technology and content costs, which were flat during the year ended December 31, 2017 when compared to the same period in 2016, primarily due to a decrease in content translation costs, offset by increased personnel and overhead costs to support TripAdvisor’s mobile phone and website initiatives, as well as support business growth.

Technology and content costs increased $24 million during the year ended December 31, 2016 when compared to the same period in 2015, primarily due to increased personnel costs from increased headcount needed to support business growth, including international expansion and enhanced site features.

Selling and Marketing

Selling and marketing expenses primarily consist of direct costs, including traffic generation costs from search engine marketing (“SEM”) and other online traffic acquisition costs, syndication costs and affiliate program commissions, social media costs, brand advertising, television and other offline advertising, promotions and public relations. In addition, indirect sales and marketing expense consists of personnel and overhead expenses, including salaries, commissions, benefits, bonuses for sales, sales support, customer support and marketing employees.

Total selling and marketing costs increased $92 million during the year ended December 31, 2017 when compared to the same period in 2016, primarily due to costs incurred related to the launch of TripAdvisor’s new television campaign in June of 2017, as well as an increase in SEM and other online traffic acquisition costs of $19 million,  driven by TripAdvisor’s hotel segment, during the first half of 2017, partially offset by a decrease in other advertising costs.

TripAdvisor spent $74 million on its television advertising campaign during the year ended December 31, 2017 in its Hotel segment, which it did not incur during the year ended December 31, 2016.

Total selling and marketing costs increased $60 million during the year ended December 31, 2016 when compared to the same period in 2015, primarily due to increased SEM and other online traffic acquisition costs of $79 million primarily driven by its Hotel segment,  partially offset by a decrease in costs related to the cessation of TripAdvisor’s television advertising campaign.  TripAdvisor spent $51 million on its television advertising campaign during the year ended December 31, 2015, which it did not incur during the year ended December 31, 2016.  Personnel and overhead costs also increased during the year ended December 31, 2016 when compared to the same period in 2015, primarily due to increased headcount in TripAdvisor’s Non-Hotel segment, which was needed to support business growth.

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

General and administrative expenses increased $4 million during the year ended December 31, 2017, when compared to the same period in 2016, primarily due to increased personnel and overhead costs and bad debt expense, offset by decreased personal services fees, consulting costs and non-income taxes.

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

Stock-based compensation

Stock-based compensation increased $11 million and $13 million for the years ended December 31, 2017 and 2016, respectively, when compared to the same period in the prior year due to continued grants of stock options.

The following is a reconciliation of the results as reported by TripAdvisor, used for comparison purposes as discussed above, for a greater understanding of the stand-alone operations of TripAdvisor to the results reported by TripCo (amounts in millions):

	Year ended December 31, 2017
		Purchase
	As Reported	Accounting	As Reported
	By TripAdvisor	Adjustments	By TripCo
Revenue	$1,556	—	1,556
Operating expense	(275)	—	(275)
SG&A, excluding stock-based compensation and stock settled charitable contribution	(950)	—	(950)
Adjusted OIBDA	331	—	331
Stock-based compensation expense	(96)	—	(96)
Depreciation and amortization expense	(111)	(101)	(212)
Impairment of intangible assets	—	(1,798)	(1,798)
Operating income (loss)	$124	(1,899)	(1,775)

	Year ended December 31, 2016
		Purchase
	As Reported	Accounting	As Reported
	By TripAdvisor	Adjustments	By TripCo
Revenue	$1,480	—	1,480
Operating expense	(274)	—	(274)
SG&A, excluding stock-based compensation and stock settled charitable contribution	(854)	—	(854)
Adjusted OIBDA	352	—	352
Stock-based compensation expense	(85)	—	(85)
Depreciation and amortization expense	(101)	(119)	(220)
Operating income (loss)	$166	(119)	47

Item 7A.  Quantitative and Qualitative Disclosures about Market Risk.

We are exposed to market risk in the normal course of business due to our ongoing investing and financial activities and the conduct of operations by TripAdvisor in different foreign countries. Market risk refers to the risk of loss arising from adverse changes in stock prices, interest rates and foreign currency exchange rates. The risk of loss can be assessed from the perspective of adverse changes in fair values, cash flows and future earnings. We have established policies, procedures and internal processes governing our management of market risks and the use of financial instruments to manage our exposure to such risks.

We are exposed to changes in interest rates primarily as a result of our borrowing and investment activities, which include investments in fixed and floating rate debt instruments and borrowings used to maintain liquidity and to fund business operations. The nature and amount of our long-term and short-term debt are expected to vary as a result of future requirements, market conditions and other factors. We expect to manage our exposure to interest rates by maintaining what we believe is an appropriate mix of fixed and variable rate debt. We believe this best protects us from interest rate risk. We expect to achieve this mix by (i) issuing fixed rate debt that we believe has a low stated interest rate and significant term to maturity, (ii) issuing variable rate debt with appropriate maturities and interest rates and (iii) entering into interest rate swap arrangements when we deem appropriate.  As of December 31, 2017, our debt is comprised of the following amounts:

	Variable rate debt		Fixed rate debt
	Principal	Weighted avg	Principal	Weighted avg
	amount	interest rate	Amount	interest rate
	amounts in millions
TripAdvisor	$237	2.8%	—	N/A
TripCo debt	$210	3.6%	264	1.3%

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

Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A.  Controls and Procedures.

In accordance with Exchange Act Rules 13a-15 and 15d-15, the Company carried out an evaluation, under the supervision and with the participation of management, including its chief executive officer and its principal accounting and financial officer (the "Executives"), of the effectiveness of its disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, the Executives concluded that the Company's disclosure controls and procedures were effective as of December 31, 2017 to provide reasonable assurance that information required to be disclosed in its reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms.

See page II-20 for Management’s Report on Internal Control Over Financial Reporting.

See page II-21 for Report of Independent Registered Public Accounting Firm for their attestation regarding our internal control over financial reporting.

There has been no change in the Company's internal control over financial reporting that occurred during the three months ended December 31, 2017 that has materially affected, or is reasonably likely to materially affect, its internal control over financial reporting.

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

The Company's management assessed the effectiveness of internal control over financial reporting as of December 31, 2017, using the criteria in Internal Control-Integrated Framework (2013), issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation the Company's management believes that, as of December 31, 2017, its internal control over financial reporting is effective.

The Company's independent registered public accounting firm that audited the consolidated financial statements and disclosures in the Annual Report on Form 10-K has issued an audit report on the effectiveness of the Company's internal control over financial reporting. This report appears on page II-21 of this Annual Report on Form 10-K.

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors

Liberty TripAdvisor Holdings, Inc.:

Opinion on Internal Control Over Financial Reporting

We have audited Liberty TripAdvisor Holdings, Inc. and subsidiaries’ (the “Company”) internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the consolidated balance sheets of the Company as of December 31, 2017 and 2016, the related consolidated statements of operations, comprehensive earnings (loss), cash flows, and equity for each of the years in the three-year period ended December 31, 2017, and the related notes (collectively, the consolidated financial statements), and our report dated February 21, 2018 expressed an unqualified opinion on those consolidated financial statements.

Basis for Opinion

The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

Definition and Limitations of Internal Control Over Financial Reporting

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

/s/ KPMG LLP

Denver, Colorado
February 21, 2018

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors

Liberty TripAdvisor Holdings, Inc.:

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Liberty TripAdvisor Holdings, Inc. and subsidiaries (the “Company”) as of December 31, 2017 and 2016, the related consolidated statements of operations, comprehensive earnings (loss), cash flows, and equity for each of the years in the three‑year period ended December 31, 2017, and the related notes (collectively, the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2017 and 2016, and the results of their operations and their cash flows for each of the years in the three‑year period ended December 31, 2017, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the Company’s internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated February 21, 2018 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. Our audits included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ KPMG LLP

We have served as the Company’s auditor since 2014.

Denver, Colorado
February 21, 2018

LIBERTY TRIPADVISOR HOLDINGS, INC.

Consolidated Balance Sheets

December 31, 2017 and 2016

	2017	2016
	amounts in millions
Assets
Current assets:
Cash and cash equivalents	$695	654
Trade and other receivables, net of allowance for doubtful accounts of $16 million and $9 million, respectively	230	191
Short-term marketable securities (note 5)	35	118
Other current assets	85	47
Total current assets	1,045	1,010
Investments in available-for-sale securities (note 5)	27	16
Property and equipment, at cost	226	225
Accumulated depreciation	(61)	(49)
	165	176
Intangible assets not subject to amortization (note 6):
Goodwill	2,445	3,694
Trademarks	1,272	1,782
	3,717	5,476
Intangible assets subject to amortization, net (note 6)	382	487
Other assets, at cost, net of accumulated amortization	148	117
Total assets	$5,484	7,282

(continued)

See accompanying notes to consolidated financial statements.

LIBERTY TRIPADVISOR HOLDINGS, INC.

Consolidated Balance Sheets (Continued)

December 31, 2017 and 2016

	2017	2016
	amounts in millions
Liabilities and Equity
Current liabilities:
Deferred merchant and other payables	$164	146
Accrued liabilities	135	132
Current portion of debt (note 7)	7	80
Deferred revenue	60	64
Other current liabilities	6	13
Total current liabilities	372	435
Long-term debt (note 7)	704	555
Deferred income tax liabilities (note 8)	332	659
Other liabilities	323	209
Total liabilities	1,731	1,858
Equity
Preferred stock, $.01 par value. Authorized 50,000,000 shares; no shares issued.	—	—
Series A common stock, $.01 par value. Authorized 200,000,000 shares; issued and outstanding 72,127,285 at December 31, 2017 and 72,046,485 at December 31, 2016.	1	1
Series B common stock, $.01 par value. Authorized 7,500,000 shares; issued and outstanding 2,929,777 at December 31, 2017 and 2016.	—	—
Series C common stock, $.01 par value. Authorized 200,000,000 shares; no shares issued.	—	—
Additional paid-in capital	250	245
Accumulated other comprehensive earnings (loss), net of taxes	(23)	(36)
Retained earnings	196	593
Total stockholders' equity	424	803
Noncontrolling interests in equity of subsidiaries	3,329	4,621
Total equity	3,753	5,424
Commitments and contingencies (note 12)
Total liabilities and equity	$5,484	7,282

See accompanying notes to consolidated financial statements.

LIBERTY TRIPADVISOR HOLDINGS, INC.

Consolidated Statements of Operations

Years ended December 31, 2017, 2016 and 2015

	2017	2016	2015
	amounts in millions, except
	per share amounts
Service revenue	$1,556	1,480	1,492
Other revenue	13	52	73
Total revenue, net	1,569	1,532	1,565
Operating costs and expenses:
Operating expense, including stock-based compensation (note 2 and 9)	329	369	345
Selling, general and administrative, including stock-based compensation (note 2 and 9)	1,021	918	935
Depreciation and amortization	213	222	268
Impairment of intangible assets (note 6)	1,798	—	2
	3,361	1,509	1,550
Operating income	(1,792)	23	15
Other income (expense):
Interest expense	(25)	(25)	(28)
Realized and unrealized gains (losses) on financial instruments, net	24	53	2
Gain (loss) on dispositions, net (note 1)	(18)	—	19
Other, net	1	(5)	(4)
	(18)	23	(11)
Earnings (loss) before income taxes	(1,810)	46	4
Income tax (expense) benefit (note 8)	229	1	10
Net earnings (loss)	(1,581)	47	14
Less net earnings (loss) attributable to the noncontrolling interests	(1,184)	26	54
Net earnings (loss) attributable to Liberty TripAdvisor Holdings, Inc. shareholders	$(397)	21	(40)

Basic net earnings (loss) attributable to Series A and Series B Liberty TripAdvisor Holdings, Inc. shareholders per common share (note 2):	$(5.29)	0.28	(0.53)
Diluted net earnings (loss) attributable to Series A and Series B Liberty TripAdvisor Holdings, Inc. shareholders per common share (note 2):	$(5.29)	0.28	(0.53)

See accompanying notes to consolidated financial statements.

LIBERTY TRIPADVISOR HOLDINGS, INC.

Consolidated Statements of Comprehensive Earnings (Loss)

Years ended December 31, 2017, 2016 and 2015

	2017	2016	2015
	amounts in millions
Net earnings (loss)	$(1,581)	47	14
Other comprehensive earnings (loss), net of taxes:
Foreign currency translation adjustments	59	(52)	(58)
Reclassification adjustment on sale of business	—	—	1
Other comprehensive earnings (loss)	59	(52)	(57)
Comprehensive earnings (loss)	(1,522)	(5)	(43)
Less comprehensive earnings (loss) attributable to the noncontrolling interests	(1,138)	(15)	9
Comprehensive earnings (loss) attributable to Liberty TripAdvisor Holdings, Inc. shareholders	$(384)	10	(52)

See accompanying notes to consolidated financial statements.

LIBERTY TRIPADVISOR HOLDINGS, INC.

Consolidated Statements of Cash Flows

Years ended December 31, 2017, 2016 and 2015

	2017	2016	2015
	amounts in millions
Cash flows from operating activities:
Net earnings (loss)	$(1,581)	47	14
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	213	222	268
Stock-based compensation	103	91	82
Non-cash contribution to charitable foundation (note 13)	—	—	67
(Gains) losses on dispositions, net (note 4)	18	—	(19)
Impairment of intangible assets (note 6)	1,798	—	2
Realized and unrealized (gains) losses on financial instruments, net	(24)	(53)	(2)
Deferred income tax expense (benefit)	(329)	(52)	(85)
Non-cash interest	11	13	17
Other noncash charges (credits), net	(4)	(12)	(6)
Changes in operating assets and liabilities
Current and other assets	(70)	(24)	(31)
Payables and other liabilities	85	69	84
Net cash provided (used) by operating activities	220	301	391
Cash flows from investing activities:
Capital expended for property and equipment, including internal-use software and website development	(65)	(73)	(112)
Acquisitions and other investments, net of cash acquired (note 3)	—	(43)	(29)
Purchases of short term investments and other marketable securities	(63)	(166)	(205)
Sales and maturities of short term investments and other marketable securities	133	116	258
Other investing activities, net	(2)	2	27
Net cash provided (used) by investing activities	3	(164)	(61)
Cash flows from financing activities:
Borrowings of debt	435	440	293
Repayments of debt	(369)	(439)	(431)
Shares repurchased by subsidiary	(250)	(105)	—
Payment of withholding taxes on net share settlements of equity awards	(17)	(15)	(72)
Shares issued by subsidiary	3	7	12
Option exercises	1	2	5
Other financing activities, net	(2)	—	10
Net cash provided (used) by financing activities	(199)	(110)	(183)
Effect of foreign currency exchange rates on cash	17	(17)	(12)
Net increase (decrease) in cash and cash equivalents	41	10	135
Cash and cash equivalents at beginning of period	654	644	509
Cash and cash equivalents at end of period	$695	654	644

See accompanying notes to consolidated financial statements.

LIBERTY TRIPADVISOR HOLDINGS, INC.

Consolidated Statements of Equity

Years ended December 31, 2017, 2016 and 2015

	Stockholders’ equity
							Accumulated		Noncontrolling
					Additional		other		interest in
	Preferred				paid-in	Parent’s	comprehensive	Retained	equity of	Total
	stock	Series A	Series B	Series C	capital	investment	earnings (loss)	earnings	subsidiaries	equity
	amounts in millions
Balance at December 1, 2015	—	1	—	—	296	—	(12)	612	4,450	5,347
Net earnings (loss)	—	—	—	—	—	—	—	(40)	54	14
Other comprehensive earnings (loss)	—	—	—	—	—	—	(12)	—	(45)	(57)
Stock compensation	—	—	—	—	24	—	—	—	67	91
Issuance of common stock upon exercise of stock options	—	—	—	—	5	—	—	—	—	5
Minimum withholding taxes on net share settlements of stock-based compensation	—	—	—	—	(72)	—	—	—	—	(72)
Excess tax benefits on stock-based compensation	—	—	—	—	10	—	—	—	21	31
Shares issued by subsidiary	—	—	—	—	(8)	—	—	—	20	12
Stock settled charitable contribution by subsidiary (note 13)	—	—	—	—	6	—	—	—	61	67
Other, net	—	—	—	—	(1)	—	(1)	—	—	(2)
Balance at December 31, 2015	—	1	—	—	260	—	(25)	572	4,628	5,436
Net earnings (loss)	—	—	—	—	—	—	—	21	26	47
Other comprehensive earnings (loss)	—	—	—	—	—	—	(11)	—	(41)	(52)
Stock compensation	—	—	—	—	26	—	—	—	77	103
Issuance of common stock upon exercise of stock options	—	—	—	—	2	—	—	—	—	2
Withholding taxes on net share settlements of stock-based compensation	—	—	—	—	(15)	—	—	—	—	(15)
Shares issued by subsidiary	—	—	—	—	(6)	—	—	—	13	7
Shares repurchased by subsidiary	—	—	—	—	(23)	—	—	—	(82)	(105)
Other, net	—	—	—	—	1	—	—	—	—	1
Balance at December 31, 2016	$—	1	—	—	245	—	(36)	593	4,621	5,424
Net earnings (loss)	—	—	—	—	—	—	—	(397)	(1,184)	(1,581)
Other comprehensive earnings (loss)	—	—	—	—	—	—	13	—	46	59
Stock compensation	—	—	—	—	30	—	—	—	85	115
Issuance of common stock upon exercise of stock options	—	—	—	—	1	—	—	—	—	1
Withholding taxes on net share settlements of stock-based compensation	—	—	—	—	(17)	—	—	—	—	(17)
Shares issued by subsidiary	—	—	—	—	(7)	—	—	—	10	3
Shares repurchased by subsidiary	—	—	—	—	(2)	—	—	—	(248)	(250)
Other, net	—	—	—	—	—	—	—	—	(1)	(1)
Balance at December 31, 2017	—	1	—	—	250	—	(23)	196	3,329	3,753

See accompanying notes to consolidated financial statements.

LIBERTY TRIPADVISOR HOLDINGS, INC.

Notes to Consolidated Financial Statements

December 31, 2017, 2016 and 2015

(1)  Basis of Presentation

During October 2013, the Board of Directors of Liberty Interactive Corporation and its subsidiaries (“Liberty”) authorized a plan to distribute to the stockholders of Liberty’s Liberty Ventures common stock shares of a wholly-owned subsidiary, Liberty TripAdvisor Holdings, Inc. (“TripCo” or the “Company”) (the “TripCo Spin-Off”). TripCo does not have any operations outside of its controlling interest in its subsidiary TripAdvisor, Inc. (“TripAdvisor”) and its former wholly owned subsidiary, BuySeasons, Inc. (“BuySeasons”). TripCo sold its ownership in BuySeasons effective June 30, 2017. BuySeasons includes the retail businesses of BuyCostumes.com and Celebrate Express (“BuySeasons”), and both TripAdvisor and BuySeasons operate as stand-alone operating entities. Both TripAdvisor and historically, BuySeasons have more revenue in the third quarter, based on a higher travel research period and the Halloween period, respectively, as compared to the other quarters of the year.

The accompanying consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States (“GAAP”) and represent a consolidation of the historical financial information of TripAdvisor (see note 4 for a more detailed discussion of transactions related to TripAdvisor) and BuySeasons. The results of BuySeasons are included in the accompanying consolidated financial results of TripCo until June 30, 2017. These financial statements refer to the combination of TripAdvisor and BuySeasons as “TripCo,” “the Company,” “us,” “we” and “our” in the notes to the consolidated financial statements. All significant intercompany accounts and transactions have been eliminated in the consolidated financial statements. Additionally, certain prior period amounts have been reclassified for comparability with the current period presentation.

Description of Business

TripAdvisor is an online travel company and its mission is to help people around the world to plan, book and experience the perfect trip. TripAdvisor seeks to achieve its mission by providing users and travel partners a global platform about destinations, accommodations, activities and attractions, and restaurants that encompasses rich user-generated content, price comparison tools and online reservation and related services.

TripAdvisor, by and through its subsidiaries, owns and operates a portfolio of leading online travel brands. Its flagship brand, TripAdvisor, is the world’s largest travel site based on monthly unique visitors, with 455 million average monthly unique visitors in its seasonal peak during the year ended December 31, 2017, according to TripAdvisor’s internal log files. TripAdvisor-branded websites include tripadvisor.com in the United States and localized versions of the website in 48 markets and 28 languages worldwide. In addition to the flagship TripAdvisor brand, TripAdvisor manages and operates 20 other travel media brands, connected by the common goal of providing users the most comprehensive travel-planning and trip-taking resources in the travel industry. TripAdvisor derives the majority of its revenue from its Hotel segment, which includes TripAdvisor-branded click-based and transaction revenue, TripAdvisor-branded display-based advertising and subscription revenue and other hotel revenue. The remainder of TripAdvisor’s revenue is generated through its Non-Hotel segment, which includes its attractions, restaurants and vacation rental businesses.

BuySeasons is an online retailer and supplier of costumes, accessories, seasonal décor, and party supplies. BuySeasons is dedicated to offering a large selection at affordable prices through its brands BuyCostumes.com and Celebrate Express. BuySeasons also operates a private-label drop ship program for other Internet retailers. BuySeasons was sold on June 30, 2017.

Spin-Off of TripCo from Liberty

The TripCo Spin-Off was completed on August 27, 2014 and effected as a pro-rata dividend of shares of TripCo to the stockholders of Series A and Series B Liberty Ventures common stock of Liberty. The TripCo Spin-Off was intended

LIBERTY TRIPADVISOR HOLDINGS, INC.

Notes to Consolidated Financial Statements (Continued)

December 31, 2017, 2016 and 2015

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

(2)  Summary of Significant Accounting Policies

Cash and Cash Equivalents

Cash equivalents consist of highly liquid investments, including money market funds, with maturities of three months or less at the time of acquisition.

Accounts Receivable and Allowance for Doubtful Accounts

Accounts receivable are generally due within 30 days and are recorded net of an allowance for doubtful accounts. Such allowance aggregated $16 million and $9 million at December 31, 2017 and 2016, respectively. For accounts outstanding longer than the contractual payment terms, the Company determines an allowance by considering a number of factors, including the length of time trade accounts receivable are past due, previous loss history, a specific customer’s ability to pay its obligations to us, and the condition of the general economy and industry as a whole.

Investments

All marketable debt and equity securities held by the Company are classified as available-for-sale (“AFS”) and are carried at fair value generally based on quoted market prices. Fair values are determined for each individual security

LIBERTY TRIPADVISOR HOLDINGS, INC.

Notes to Consolidated Financial Statements (Continued)

December 31, 2017, 2016 and 2015

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

Marketable debt securities are classified as either short-term or long-term based on each instrument’s underlying contractual maturity date and as to whether and when we intend to sell a particular security prior to its maturity date. Marketable debt securities with maturities greater than 90 days at the date of purchase and 12 months or less remaining at the balance sheet date will be classified as short-term and marketable debt securities with maturities greater than 12 months from the balance sheet date will generally be classified as long-term. We classify our marketable equity securities, limited to money market funds and mutual funds, as either a cash equivalent, short-term or long-term based on the nature of each security and its availability for use in current operations.

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

LIBERTY TRIPADVISOR HOLDINGS, INC.

Notes to Consolidated Financial Statements (Continued)

December 31, 2017, 2016 and 2015

Property and Equipment

Property and equipment consists of the following (amounts in millions):

	December 31,
	2017	2016
Buildings	$122	123
Leasehold improvements	39	39
Computer equipment	46	39
Furniture, office equipment and other	19	24
Total property and equipment	$226	225

Property and equipment is recorded at cost, net of accumulated depreciation. Depreciation is computed using the straight-line method over the estimated useful lives of the assets, which is three to five years for computer equipment and furniture, office equipment and other. Leasehold improvements are depreciated using the straight-line method, over the shorter of the estimated useful life of the improvement or the remaining term of the lease. TripAdvisor’s building, which is considered an asset for accounting purposes, is depreciated over its estimated useful life of 40 years. See note 12 for additional information related to TripAdvisor’s building.

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

In January 2017, the Financial Accounting Standards Board (the “FASB”) issued new accounting guidance to simplify the measurement of goodwill impairment.  Under the new guidance, an entity no longer performs a hypothetical purchase price allocation to measure goodwill impairment.  Instead, a goodwill impairment is measured using the difference between the carrying value and the fair value of the reporting unit. The Company early adopted this guidance during the fourth quarter of 2017.

LIBERTY TRIPADVISOR HOLDINGS, INC.

Notes to Consolidated Financial Statements (Continued)

December 31, 2017, 2016 and 2015

The accounting guidance permits entities to first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the quantitative goodwill impairment test. The accounting guidance also allows entities the option to bypass the qualitative assessment for any reporting unit in any period and proceed directly to the quantitative impairment test. The entity may resume performing the qualitative assessment in any subsequent period.

In evaluating goodwill on a qualitative basis, the Company reviews the business performance of each reporting unit and evaluates other relevant factors as identified in the relevant accounting guidance to determine whether it was more likely than not that an indicated impairment exists for any of our reporting units. The Company considers whether there are any negative macroeconomic conditions, industry specific conditions, market changes, increased competition, increased costs in doing business, management challenges, the legal environments and how these factors might impact company specific performance in future periods. As part of the analysis, the Company also considers fair value determinations for certain reporting units that have been made at various points throughout the current year and prior year for other purposes. If based on the qualitative analysis it is more likely than not that an impairment exists, the Company performs the quantitative impairment test.

The quantitative goodwill impairment test compares the estimated fair value of a reporting unit to its carrying value. Developing estimates of fair value requires significant judgments, including making assumptions about appropriate discount rates, perpetual growth rates, relevant comparable market multiples, public trading prices and the amount and timing of expected future cash flows. The cash flows employed in TripCo's valuation analyses are based on management's best estimates considering current marketplace factors and risks as well as assumptions of growth rates in future years. There is no assurance that actual results in the future will approximate these forecasts.

The accounting guidance also permits entities to first perform a qualitative assessment to determine whether it is more likely than not that an indefinite-lived intangible asset, other than goodwill, is impaired. The accounting guidance also allows entities the option to bypass the qualitative assessment for any indefinite-lived intangible asset in any period and proceed directly to the quantitative impairment test. The entity may resume performing the qualitative assessment in any subsequent period.  If the qualitative assessment supports that it is more likely than not that the carrying value of the Company’s indefinite-lived intangible assets, other than goodwill, exceeds its fair value, then a quantitative assessment is performed. If the carrying value of an indefinite-lived intangible asset exceeds its fair value, an impairment loss is recognized in an amount equal to that excess. See note 6 for discussion of goodwill and trademark impairments.

Websites and Internal Use Software Development Costs

Certain costs incurred during the application development stage related to the development of websites and internal use software are capitalized and included in other intangible assets subject to amortization. Capitalized costs include internal and external costs, if direct and incremental, and deemed by management to be significant. Costs related to the planning and post-implementation phases of software and website development are expensed as these costs are incurred. Maintenance and enhancement costs (including those costs in the post-implementation stages) are typically expensed as incurred, unless such costs relate to substantial upgrades and enhancements to the website or software resulting in added functionality, in which case the costs are capitalized.

Impairment of Long-lived Assets

The Company periodically reviews the carrying amounts of its property and equipment and its intangible assets (other than goodwill and indefinite-lived intangibles) to determine whether current events or circumstances indicate that such carrying amounts may not be recoverable. If the carrying amount of the asset group is greater than the expected undiscounted cash flows to be generated by such asset group, including its ultimate disposition, an impairment adjustment

LIBERTY TRIPADVISOR HOLDINGS, INC.

Notes to Consolidated Financial Statements (Continued)

December 31, 2017, 2016 and 2015

is recognized. Such adjustment is measured by the amount that the carrying value of such asset groups exceeds their fair value. The Company generally measures fair value by considering sale prices for similar assets or by discounting estimated future cash flows using an appropriate discount rate. Considerable management judgment is necessary to estimate the fair value of asset groups. Accordingly, actual results could vary significantly from such estimates. Asset groups to be disposed of are carried at the lower of their financial statement carrying amount or fair value less costs to sell.

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

Accordingly, we have recorded foreign exchange gains of  $1 million and losses of  $4 million and $3 million for the years ended December 31, 2017, 2016 and 2015, respectively, in other, net on our consolidated statements of operations. These amounts include gains and losses, realized and unrealized, on foreign currency forward contracts.

Revenue Recognition

Revenue is recognized from services rendered when the following four revenue recognition criteria are met: persuasive evidence of an arrangement exists, services have been rendered, the price is fixed or determinable, and collectability is reasonably assured. Deferred revenue, which primarily relates to subscription-based and commission based arrangements, is recorded when payments are received in advance of TripAdvisor’s performance as required by the underlying agreements.

Click-based advertising and transaction revenue. Revenue is derived primarily from click-through fees charged to TripAdvisor’s travel partners for traveler leads sent to the travel partners’ website. TripAdvisor records revenue from click-through fees after the traveler makes the click-through to the travel partners’ websites. TripAdvisor’s instant booking transaction model revenue is comprised of commissions earned on all valid instant booking reservations. In a transaction model, instant booking commission revenue is recorded at the time a traveler books a hotel transaction on TripAdvisor’s site where TripAdvisor does not assume cancellation risk. In transactions in which TripAdvisor assumes cancellation risk, it records revenue when the traveler’s stay at a hotel occurs. TripAdvisor has no post-booking service obligations for instant booking transactions.

LIBERTY TRIPADVISOR HOLDINGS, INC.

Notes to Consolidated Financial Statements (Continued)

December 31, 2017, 2016 and 2015

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

Vacation Rentals. TripAdvisor generates revenue from customers primarily on either a subscription basis over a fixed-term, or on a commission basis for transactions that are booked on TripAdvisor’s platform. Payments for term-based subscriptions, related to online advertising services for the listing of vacation rental properties for rent, received in advance of services being rendered are recorded as deferred revenue and recognized ratably to revenue on a straight-line basis over the listing period. TripAdvisor’s commission revenue is primarily generated on its free-to-list option, in lieu of a pre-paid subscription fee. When a commissionable transaction is booked on TripAdvisor’s platform, TripAdvisor acts as the merchant of record and receives cash from the traveler that includes both commission, which is recorded as deferred revenue, and the amount due to the property owner, which is recorded to deferred merchant payables on TripAdvisor’s consolidated balance sheet.  TripAdvisor pays the amount due to the property owner and recognizes its commission revenue at the time of the traveler’s stay. Additional revenue is derived on a pay-per-lead basis, as TripAdvisor provides leads for rental properties to property managers. Pay-per-lead revenue is billed and recognized in the period when the leads are delivered to the property managers.

Operating Expense

Operating expenses consist primarily of certain technology and content expenses, including personnel and overhead expenses which include salaries, benefits and bonuses for salaried employees and contractors engaged in the design, development, testing content support and maintenance of TripAdvisor’s websites and mobile apps. Operating expense also includes to a lesser extent costs of services which are expenses that are closely correlated or directly related to service revenue generated, including ad serving fees, flight search fees, credit cards fees and other transaction costs, and data center costs. Other costs include licensing, maintenance expense, computer supplies, telecom costs, content translation costs and consulting costs.

General and Administrative

General and administrative expenses consist primarily of personnel and related overhead costs, including personnel engaged in executive leadership, finance, legal and human resource functions as well as professional service fees and other fees including audit, legal, tax and accounting, and other costs including bad debt expense, non-income taxes, such as sales, use and other non-income related taxes, and charitable contributions.

LIBERTY TRIPADVISOR HOLDINGS, INC.

Notes to Consolidated Financial Statements (Continued)

December 31, 2017, 2016 and 2015

Selling and Marketing

Selling and marketing expenses primarily consist of direct costs, including traffic generation costs from search engine marketing, or SEM, and other online traffic acquisition costs, syndication costs and affiliate program commissions, social media costs, brand advertising, television and other offline advertising, promotions and public relations. In addition, our indirect sales and marketing expense consists of personnel and overhead expenses, including salaries, commissions, benefits, and bonuses for sales, sales support, customer support and marketing employees.

TripAdvisor incurs advertising expense consisting of traffic generation costs from SEM and other online traffic costs, affiliate program commissions, display advertising, social media, other online and offline (including television) advertising expense, and promotions and public relations to promote its brands. Costs associated with communicating the advertisements are expensed in the period in which the advertisement takes place. Production costs associated with advertisements are expensed in the period in which the advertisement first takes place. Advertising expense was $629 million, $544 million and $519 million for each of the years ended December 31, 2017,  2016 and 2015, respectively.

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

Included in the accompanying consolidated statements of operations are the following amounts of stock-based compensation for the years ended December 31, 2017, 2016 and 2015 (amounts in millions):

	December 31,
	2017	2016	2015
Operating expense	$40	40	32
Selling, general and administrative	63	51	50
	$103	91	82

During the years ended December 31, 2017, 2016 and 2015,  TripAdvisor capitalized $13 million, $12 million and $8 million, respectively, of stock-based compensation expense as internal-use software and website development costs.

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

LIBERTY TRIPADVISOR HOLDINGS, INC.

Notes to Consolidated Financial Statements (Continued)

December 31, 2017, 2016 and 2015

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

When the tax law requires interest to be paid on an underpayment of income taxes, the Company recognizes interest expense from the first period the interest would begin accruing according to the relevant tax law. Such interest expense is included in income tax (expense) benefit in the accompanying consolidated statements of operations. Any accrual of penalties related to underpayment of income taxes on uncertain tax positions is included in income tax (expense) benefit in the accompanying consolidated statements of operations.

We recognize in our consolidated financial statements the impact of a tax position, if that position is more likely than not to be sustained upon an examination, based on the technical merits of the position.

Deferred Merchant Payables

In TripAdvisor’s Vacation Rentals free-to-list model and its Attractions business, TripAdvisor receives cash from travelers at the time of booking and it records these amounts, net of commissions, on its consolidated balance sheets as deferred merchant payables. TripAdvisor pays the suppliers, or the vacation rental owners and tour providers, respectively, after the travelers’ use. Therefore, it receives cash from the traveler prior to paying the suppliers and this operating cycle represents a working capital source or use of cash to TripAdvisor. TripAdvisor’s deferred merchant payables balance was $156 million and $128 million for the years ended December 31, 2017 and 2016, respectively.

Certain Risks and Concentrations

The TripAdvisor business is subject to certain risks and concentrations, including concentrations related to dependence on relationships with its customers. For the years ended December 31, 2017, 2016 and 2015, TripAdvisor’s two most significant travel partners, Expedia (and its subsidiaries) and Priceline (and its subsidiaries),  each accounted for more than 10% of TripAdvisor’s consolidated revenue and combined accounted for approximately 43%, 46% and 46%,  respectively, of its total revenue.

Contingent Liabilities

Periodically, the Company reviews the status of all significant outstanding matters to assess any potential financial exposure. When (i) it is probable that an asset has been impaired or a liability has been incurred and (ii) the amount of the loss can be reasonably estimated, we record the estimated loss in our consolidated statements of operations. The Company provides disclosure in the notes to the consolidated financial statements for loss contingencies that do not meet both these conditions if there is a reasonable possibility that a loss may have been incurred that would be material to the financial statements. Significant judgment is required to determine the probability that a liability has been incurred and whether such liability is reasonably estimable. Accruals are based on the best information available at the time which can be highly subjective. The final outcome of these matters could vary significantly from the amounts included in the accompanying consolidated financial statements.

LIBERTY TRIPADVISOR HOLDINGS, INC.

Notes to Consolidated Financial Statements (Continued)

December 31, 2017, 2016 and 2015

Comprehensive Income (Loss)

Comprehensive income (loss) consists of net income (loss), cumulative foreign currency translation adjustments, and unrealized gains and losses on available-for-sale securities, net of tax.

Earnings (Loss) per Common Share (EPS)

Basic earnings (loss) per common share (“EPS”) is computed by dividing net earnings (loss) by the weighted average number of common shares outstanding for the period. Diluted EPS presents the dilutive effect on a per share basis of potential common shares as if they had been converted at the beginning of the periods presented. Excluded from EPS for the years ended December 31, 2017, 2016  and 2015 are 2 million, 2 million and less than a million potential common shares, respectively, because their inclusion would be antidilutive.

	Years ended December 31,
	2017	2016	2015
	number of shares in millions
Basic EPS	75	75	75
Potentially dilutive shares	—	—	—
Diluted EPS	75	75	75

Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates. The Company considers (i) recoverability and recognition of goodwill, intangible and long-lived assets and (ii) accounting for income taxes to be its most significant estimates.

New Accounting Pronouncements Not Yet Adopted

In May 2014, the FASB issued new accounting guidance on revenue from contracts with customers. The new guidance requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. This new guidance also requires additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments and assets recognized from costs incurred to obtain or fulfill a contract. In March 2016, the FASB issued additional guidance which clarifies principal versus agent considerations, and in April 2016, the FASB issued further guidance which clarifies the identification of performance obligations and the implementation guidance for licensing. The updated guidance will replace most existing revenue recognition guidance in GAAP when it becomes effective and permits the use of either a full retrospective or modified retrospective transition method. This guidance is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2017, and early adoption is permitted only for fiscal years beginning after December 15, 2016. The Company will adopt this new guidance under the modified retrospective method on January 1, 2018.

TripAdvisor has evaluated its revenue streams and based on the Company's analysis; the adoption of this new revenue guidance will result primarily in immaterial timing changes in recognition of revenue to certain revenue streams, such as for its instant booking revenue recorded under the consumption model, which will be recognized at the transaction

LIBERTY TRIPADVISOR HOLDINGS, INC.

Notes to Consolidated Financial Statements (Continued)

December 31, 2017, 2016 and 2015

booking date for a hotel accommodation rather than upon completion of the stay by the traveler. TripAdvisor expects the adoption of this new revenue standard will not have a material impact, either on an annual or quarterly basis, to its consolidated financial statements on a go-forward basis. TripAdvisor’s systems and internal controls were not significantly impacted related to the identified accounting changes. While TripAdvisor has made the necessary changes to its accounting policies and internal processes to support the new revenue recognition standard, TripAdvisor is continuing its assessment of potential changes to its disclosures under the new guidance.

In February 2016, the FASB issued new guidance which revises the accounting for leases. Under the new guidance, lessees will be required to recognize a lease liability and a right-of-use asset for all leases. The new guidance also simplifies the accounting for sale and leaseback transactions. The new standard, to be applied via a modified retrospective transition approach, is effective for the Company for fiscal years and interim periods beginning after December 15, 2018, with early adoption permitted. The Company anticipates adopting this new guidance on January 1, 2019. TripAdvisor has made measurable progress towards evaluating the new lease guidance and is in the process of updating accounting policies, accounting position memos, and evaluating its existing population of contracts to ensure all contracts that meet the definition of a lease contract under the new standard are identified. TripAdvisor is also in the process of implementing additional lease software to support the accounting and reporting process, including the new quantitative and qualitative financial disclosure requirements. In addition, TripAdvisor is evaluating the impact of the system implementation and new accounting guidance on internal controls. TripAdvisor will continue to provide updates of its assessment of the effect, that this new lease guidance will have on its consolidated financial statements, disclosures, systems and related internal controls, and will disclose any material effects, if any, when known.

In August and November 2016, the FASB issued new accounting standards which add and clarify guidance on the classification of certain cash receipts and payments in the statement of cash flows, and add guidance on the presentation of restricted cash in the statement of cash flows, respectively. The guidance in both standards is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2017, with early adoption permitted, including adoption in an interim period, but any adjustments must be reflected as of the beginning of the fiscal year that includes that interim period. Upon adoption, an entity may apply the new guidance only retrospectively to all prior periods presented in the financial statements. The Company will adopt this new guidance on January 1, 2018 and does not expect the new guidance to have a material impact on its consolidated financial statements and disclosures.

In October 2016, the FASB issued new accounting guidance on income tax accounting associated with intra-entity transfers of assets other than inventory. This accounting update, which is part of the FASB's simplification initiative, is intended to reduce diversity in practice and the complexity of tax accounting, particularly for those transfers involving intellectual property. This new guidance requires an entity to recognize the income tax consequences of an intra-entity transfer of an asset other than inventory when the transfer occurs. The guidance is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2017, with early adoption permitted. Upon adoption of this new guidance on January 1, 2018, it is required to apply the new guidance only on a modified retrospective basis through a cumulative-effect adjustment directly to retained earnings as of the beginning of the period of adoption, which the Company does not expect to be material to its consolidated financial statements and related disclosures.

In May 2017, the FASB issued new accounting guidance that clarifies when changes to the terms or conditions of a share-based payment award must be accounted for as modifications. Under the new guidance, an entity will not apply modification accounting to a share-based payment award if the award’s fair value (or calculated value or intrinsic value, if those measurement methods are used), the award’s vesting conditions, and the award’s classification as an equity or liability instrument are the same immediately before and after the change. The guidance also states that an entity is not required to estimate the value of the award immediately before and after the change if the change does not affect any of the inputs to the model used to value the award. The guidance is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2017, and will be applied prospectively to awards modified on or after the

LIBERTY TRIPADVISOR HOLDINGS, INC.

Notes to Consolidated Financial Statements (Continued)

December 31, 2017, 2016 and 2015

adoption date. Early adoption is permitted, including adoption in any interim period for which financial statements have not yet been issued or made available for issuance. The Company will adopt this new guidance on January 1, 2018. Upon adoption, the Company believes the new guidance will likely result in fewer changes to the terms of an award being accounted for as modifications.

(3)  Supplemental Disclosures to Consolidated Statements of Cash Flows

	Years ended December 31,
	2017	2016	2015
	amounts in millions
Acquisitions and other investments, net of cash acquired:
Intangibles not subject to amortization	$—	17	17
Intangibles subject to amortization	—	25	12
Fair value of other assets acquired	—	9	2
Net liabilities assumed	—	(8)	—
Deferred tax assets (liabilities)	—	—	(2)
Acquisitions and other investments, net of cash acquired	$—	43	29
Cash paid for interest	$13	10	7
Cash paid for income taxes	$62	30	44

(4)  TripAdvisor Acquisitions and Dispositions

Acquisitions

During the year ended December 31, 2016, TripAdvisor completed five acquisitions for a total purchase price of $34 million. TripAdvisor paid net cash consideration of $28 million, which is net of $4 million of cash acquired, and includes $2 million in future holdback payments, which TripAdvisor currently expects to settle with its common stock. During the year ended December 31, 2015, TripAdvisor completed three acquisitions for a total purchase price consideration of $28 million and paid in cash.

The following table presents the purchase price allocations recorded on our consolidated balance sheet for the 2016 and 2015 acquisitions (in millions):

	Years ended December 31,
	2016	2015
	amounts in millions
Goodwill	$17	17
Intangible assets	25	12
Net tangible assets	—	1
Deferred tax liabilities, net	—	(2)
Net liabilities assumed	(8)	—
Total purchase price consideration	$34	28

Intangible assets acquired during 2016 included trade names of $4 million, customer lists and supplier relationships of $4 million, subscriber relationships of $5 million, and technology and other of $12 million. The overall weighted-average life of the intangible assets acquired in the purchase of these businesses during 2016 was 6 years, and will be amortized on a straight-line basis over their estimated useful lives. Intangible assets acquired during 2015 included

LIBERTY TRIPADVISOR HOLDINGS, INC.

Notes to Consolidated Financial Statements (Continued)

December 31, 2017, 2016 and 2015

trade names of $2 million, customer lists and supplier relationships of $7 million, and technology and other of $3 million.  The overall weighted average life of the intangible assets acquired in the purchase of these businesses during 2015 was approximately 6 years, and will be amortized on a straight-line basis over their estimated useful lives.

Dispositions

On June 30, 2017, TripCo sold BuySeasons. The sale resulted in an $18 million loss, which is included in gain (loss) on dispositions, net in the accompanying consolidated statement of operations. BuySeasons is not presented as a discontinued operation as the sale did not represent a strategic shift that had a major effect on TripCo’s operations and financial results. Included in other revenue in the accompanying consolidated statements of operations is $13 million, $52 million, and $73 million for the years ended December 31, 2017, 2016 and 2015, respectively, related to BuySeasons. Included in net earnings (loss) in the accompanying consolidated statements of operations are losses of $2 million, $8 million, and $21 million for the years ended December 31, 2017, 2016, and 2015, respectively, related to BuySeasons. Included in total assets in the accompanying consolidated balance sheets as of December 31, 2016 is $23 million related to BuySeasons.

In August 2015, TripAdvisor sold its 100% interest in a Chinese subsidiary to an unrelated third party for $28 million in cash consideration.  Accordingly, TripAdvisor deconsolidated $11 million of assets (which included $3 million of cash sold) and $4 million of liabilities from its consolidated balance sheets and recognized a $20 million gain on sale in gain (loss) on dispositions, net on the consolidated statements of operations.

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

The Company’s assets and liabilities measured at fair value are as follows:

	December 31, 2017			December 31, 2016
		Quoted prices	Significant		Quoted prices	Significant
		in active	other		in active	other
		markets for	observable		markets for	observable
		identical assets	inputs		identical assets	inputs
Description	Total	(Level 1)	(Level 2)	Total	(Level 1)	(Level 2)
	amounts in millions
Cash equivalents	$32	23	9	53	53	—
Marketable securities	$35	—	35	118	—	118
Available-for-sale securities	$27	—	27	16	—	16
Variable postpaid forward	$75	—	75	51	—	51

On June 6, 2016, TripCo entered into a variable postpaid forward transaction with a financial institution with respect to 7 million TripAdvisor shares held by the Company with a forward floor price of $38.90 per share and a forward cap price of $98.96 per share. TripCo borrowed $259 million against the variable postpaid forward on June 23, 2016 (see note 7). The asset associated with this instrument is included in the other assets line item in the consolidated balance sheet

LIBERTY TRIPADVISOR HOLDINGS, INC.

Notes to Consolidated Financial Statements (Continued)

December 31, 2017, 2016 and 2015

as of December 31, 2017. Changes in the fair value of the variable postpaid forward are recognized in realized and unrealized gains (losses) on financial instruments in the consolidated statements of operations.

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

(6)  Goodwill and Other Intangible Assets

Goodwill and Indefinite Lived Intangible Assets

Changes in the carrying amount of goodwill are as follows (amounts in millions):

		Corporate
	TripAdvisor	and Other	Total
Balance at January 1, 2016	$3,689	—	3,689
Acquisition (1)	17	—	17
Other (3)	(12)	—	(12)
Balance at December 31, 2016	3,694	—	3,694
Impairment (2)	(1,271)	—	(1,271)
Other (3)	22	—	22
Balance at December 31, 2017	$2,445	—	2,445

(1)	Additions to goodwill relate to TripAdvisor’s acquisitions. See “Note 4 – TripAdvisor Acquisitions and Dispositions,” for further information.
(2)	See discussion of impairment below.
(3)	Other changes are primarily due to foreign currency translation on goodwill.

As presented in the accompanying consolidated balance sheets, trademarks are the other significant indefinite lived intangible asset.  See the disclosure below for information related to the current period impairment of the Company’s trademarks. Other fluctuations in the trademark balance from the prior year were due to the change in foreign exchange rates.

LIBERTY TRIPADVISOR HOLDINGS, INC.

Notes to Consolidated Financial Statements (Continued)

December 31, 2017, 2016 and 2015

Intangible Assets subject to amortization

Intangible assets subject to amortization are comprised of the following:

	December 31, 2017				December 31, 2016
	Weighted
	Average	Gross		Net	Gross		Net
	Remaining	carrying	Accumulated	carrying	carrying	Accumulated	carrying
	Useful Life	amount	amortization	amount	amount	amortization	amount
	in years	amounts in millions
Customer relationships	4	908	(735)	173	866	(615)	251
Other	3	542	(333)	209	480	(244)	236
Total		1,450	(1,068)	382	1,346	(859)	487

Intangible assets are being amortized on an accelerated basis as reflected in amortization expense and in the future amortization table below.

Amortization expense was $188 million, $198 million and $245 million for the years ended December 31, 2017,  2016 and 2015, respectively.

The estimated future amortization expense for the next five years related to intangible assets with definite lives as of December 31, 2017, assuming no subsequent impairment of the underlying assets, is as follows (amounts in millions):

2018	$95
2019	$92
2020	$86
2021	$70
2022	$27

Impairments

Due to certain marketplace factors impacting TripAdvisor’s operating results, which led to a decline in TripAdvisor’s stock price, impairment losses of $527 million and $1,271 million were recorded during the year ended December 31, 2017 related to trademarks and goodwill, respectively, related to the hotel reporting unit. The fair value of the trademarks was determined using the relief from royalty method. The fair values of the reporting units were determined using a combination of market multiples (market approach) and discounted cash flow (income approach) calculations (Level 3). As of December 31, 2017, accumulated goodwill impairment losses for TripAdvisor totaled  $1,271 million.

During the year ended December 31, 2015, we recorded an impairment related to BuySeasons, presented in the statements of operations, which is included in the Corporate and other segment. The impairment is primarily related to trademarks. Continued declining operating results as compared to budgeted results and certain trends required a quantitative impairment test and a determination of fair value for BuySeasons. This fair value, including the related intangibles and goodwill, was determined using projections of future operating performance and applying a combination of market multiples (market approach) and discounted cash flow (income approach) calculations (Level 3).

LIBERTY TRIPADVISOR HOLDINGS, INC.

Notes to Consolidated Financial Statements (Continued)

December 31, 2017, 2016 and 2015

(7)  Debt

Outstanding debt at December 31, 2017 and 2016 is summarized as follows:

	December 31,	December 31,
	2017	2016
	amounts in millions
TripAdvisor Credit Facilities	$230	164
TripAdvisor Chinese credit facilities	7	7
TripCo margin loans	210	203
TripCo variable postpaid forward	264	261
Total consolidated TripCo debt	$711	635
Less debt classified as current	(7)	(80)
Total long-term debt	$704	555

TripAdvisor Credit Facilities

In June 2015, TripAdvisor entered into a five year credit agreement with a group of lenders which, among other things, provided for a $1 billion unsecured revolving credit facility (the “2015 Credit Facility”) and immediately borrowed $290 million.  In May 2017, the 2015 Credit Facility was amended to, among other things,  (i) increase the aggregate amount of revolving loan commitments available from $1.0 billion to $1.2 billion; and (ii) extend the maturity date of the 2015 Credit Facility from June 26, 2020 to May 12, 2022 (the “First Amendment”). Borrowings under the 2015 Credit Facility generally bear interest, at TripAdvisor’s option, at a rate per annum equal to either (i) the Eurocurrency Borrowing rate, or the adjusted LIBOR for the interest period in effect for such borrowing; plus an applicable margin ranging from 1.25% to 2.00% (“Eurocurrency Spread”), based on TripAdvisor’s leverage ratio; or (ii) the Alternate Base Rate (“ABR”) Borrowing, which is the greatest of (a) the Prime Rate in effect on such day, (b) the New York Fed Bank Rate in effect on such day plus 1/2 of 1.00% per annum and (c) the Adjusted LIBOR (or LIBOR multiplied by the Statutory Reserve Rate) for an interest period of one month plus 1.00%; in addition to an applicable margin ranging from 0.25% to 1.00% (“ABR Spread”), based on TripAdvisor’s leverage ratio. TripAdvisor may borrow from the revolving credit facility in U.S. dollars, Euros and British pound sterling.

During the year ended December 31, 2017, TripAdvisor borrowed an additional $435 million and repaid $296 million of its outstanding borrowings under the 2015 Credit Facility. These net borrowings during the year were primarily used to repurchase shares of TripAdvisor’s outstanding common stock under its repurchase program. During the year ended December 31, 2016, TripAdvisor borrowed an additional $101 million and repaid $210 million of its outstanding borrowings on the 2015 Credit Facility.

As of December 31, 2017, based on TripAdvisor’s leverage ratio, borrowings bear interest at LIBOR plus an applicable margin of 1.25%, or the Eurocurrency Spread. TripAdvisor was borrowing under a one-month interest rate period or  a weighted average rate of 2.74% per annum as of December 31, 2017, using a one-month interest period Eurocurrency Spread, which will reset periodically. Interest will be payable on a monthly basis while TripAdvisor is borrowing under the one-month interest rate period.

TripAdvisor is also required to pay a quarterly commitment fee, at an applicable rate ranging from 0.15% to 0.30%, on the daily unused portion of the 2015 Credit Facility for each fiscal quarter and additional fees in connection with the issuance of letters of credit. As of December 31, 2017, TripAdvisor’s unused revolver capacity was  subject to a commitment fee of 0.15%, given TripAdvisor’s leverage ratio. The 2015 Credit Facility includes $15 million of borrowing

LIBERTY TRIPADVISOR HOLDINGS, INC.

Notes to Consolidated Financial Statements (Continued)

December 31, 2017, 2016 and 2015

capacity available for letters of credit and $40 million for Swing Line borrowings on same-day notice. As of December 31, 2017, TripAdvisor had issued $3 million of outstanding letters of credit under the 2015 Credit Facility.

There is no specific repayment date prior to the maturity date for borrowings under this credit agreement. TripAdvisor may voluntarily repay any outstanding borrowing under the 2015 Credit Facility at any time without premium or penalty, other than customary breakage costs with respect to Eurocurrency loans. Additionally, TripAdvisor believes that the likelihood of the lender exercising any subjective acceleration rights, which would permit the lenders to accelerate repayment of any outstanding borrowings, is remote. As such, borrowings under this facility are classified as long-term debt.

The 2015 Credit Facility contains a number of covenants that, among other things, restrict TripAdvisor’s ability to: incur additional indebtedness, create liens, enter into sale and leaseback transactions, engage in mergers or consolidations, sell or transfer assets, pay dividends and distributions, make investments, loans or advances, prepay certain subordinated indebtedness, make certain acquisitions, engage in certain transactions with affiliates, amend material agreements governing certain subordinated indebtedness, and change its fiscal year. The 2015 Credit Facility also requires TripAdvisor to maintain a maximum leverage ratio and contains certain customary affirmative covenants and events of default, including a change of control. If an event of default occurs, the lenders under the 2015 Credit Facility will be entitled to take various actions, including the acceleration of all amounts due under the 2015 Credit Facility.

In February 2018, TripAdvisor made a one-time repatriation of $325 million of foreign earnings to the U.S. primarily to repay outstanding borrowings under the 2015 Credit Facility.

In September 2016, TripAdvisor entered into an uncommitted facility agreement which provides for a $73 million unsecured revolving credit facility (the “2016 Credit Facility” and together with the 2015 Credit Facility, the “TripAdvisor Credit Facilities”) with no specific expiration date. The 2016 Credit Facility is available at the Lender’s discretion and can be canceled at any time. Repayment terms for borrowings under the 2016 Credit Facility are generally one to six month periods or such other periods as the parties may mutually agree and bear interest at LIBOR plus 112.5 basis points. TripAdvisor may borrow from the 2016 Credit Facility in U.S. dollars only and it may voluntarily repay any outstanding borrowing at any time without premium or penalty. Any overdue amounts under or in respect of the 2016 Credit Facility not paid when due shall bear interest in the case of principal at the applicable interest rate plus 1.50% per annum. In connection with the 2016 Credit Facility, any lender fees and debt financing costs paid were not material. There are no specific financial or incurrence covenants.

TripAdvisor borrowed $73 million from this uncommitted credit facility in September 2016 and repaid the full amount during the first three months of 2017. These funds were used for TripAdvisor’s general working capital needs, primarily for partial repayment of TripAdvisor’s 2015 Credit Facility, and recorded in current portion of debt on the consolidated balance sheet at December 31, 2016. TripAdvisor had no outstanding borrowings under this 2016 Credit Facility as of December 31, 2017.

TripAdvisor Chinese Credit Facilities

In addition to borrowings under the Trip Advisor Credit Facilities, TripAdvisor maintains two credit facilities in China (jointly, the “Chinese Credit Facilities”).

TripAdvisor’s Chinese subsidiary is party to a  $30 million, one year revolving credit facility with Bank of America (the “Chinese Credit Facility—BOA”) that is currently subject to review on a periodic basis with no specific expiration period. Borrowings under the Chinese Credit Facility—BOA generally bear interest at a rate based on the People’s Bank of China  benchmark,  including certain adjustments which may be made in accordance with the market

LIBERTY TRIPADVISOR HOLDINGS, INC.

Notes to Consolidated Financial Statements (Continued)

December 31, 2017, 2016 and 2015

condition at the time of borrowing. As of December 31, 2017 and 2016, there were no outstanding borrowings under the Chinese Credit Facility—BOA.

In addition, TripAdvisor’s Chinese subsidiary is party to a RMB 70,000,000 (approximately $10 million) one-year revolving credit facility with J.P. Morgan Chase Bank (the “Chinese Credit Facility—JPM”). Borrowings under the Chinese Credit Facility—JPM generally bear interest at a rate based on the People’s Bank of China benchmark, including certain adjustments which may be made in accordance with the market condition at the time of borrowing. As of both December 31, 2017 and December 31, 2016, TripAdvisor had $7 million of outstanding borrowings from the Chinese Credit Facility—JPM at a weighted average rate of 5.00% and 4.35%, respectively.

TripCo Margin Loans and Variable Postpaid Forward

On August 21, 2014, a wholly owned subsidiary of TripCo (“TripSPV”), entered into two margin loan agreements which aggregated total borrowings of $400 million. Interest on the margin loans accrues at a rate of 3.65% plus LIBOR for six months and 3.25% plus LIBOR thereafter. Interest on the margin loans was paid in kind and added to the principal amount on the loans.

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

On June 23, 2016, TripCo amended the terms of the margin loan agreements with respect to the remaining borrowings of $200 million. Common Stock and Class B Common Stock of TripAdvisor were pledged as collateral pursuant to these agreements. Each agreement contains language that indicates that the Company, as borrower and transferor of underlying shares as collateral, has the right to exercise all voting, consensual and other powers of ownership pertaining to the transferred shares for all purposes, provided that TripCo agrees that it will not vote the shares in any manner that would reasonably be expected to give rise to transfer or certain other restrictions. Similarly, the loan agreements indicate that no lender party shall have any voting rights with respect to the shares transferred, except to the extent that a lender party buys any shares in a sale or other disposition made pursuant to the terms of the loan agreements. The agreements also contain certain restrictions related to additional indebtedness and margin calls. The initial margin call would require the outstanding balance to be reduced to $150 million if at any time the closing price per share of TripAdvisor common stock were to fall below a certain minimum value. Pursuant to the amendments, interest on the margin loans accrued at a rate of 2.0% plus LIBOR. On November 7, 2017, pursuant to another amendment to the margin loan agreements, the interest rate on the margin loans increased to 2.4% plus LIBOR per year. The interest can be paid in kind or cash at the election of TripCo. The Company expects that interest on the loan will be paid in kind and added to the principal amount on the loan. The term of the loan is three years and the maturity date is June 21, 2019.

During the year ended December 31, 2017, TripCo recorded $7 million and $3 million of non-cash interest related to the amended margin loans and variable postpaid forward, respectively.

LIBERTY TRIPADVISOR HOLDINGS, INC.

Notes to Consolidated Financial Statements (Continued)

December 31, 2017, 2016 and 2015

As of December 31, 2017, the values of TripAdvisor’s shares pledged as collateral pursuant to the margin loan agreements and variable postpaid forward, determined based on the trading price of the Common Stock and on an as-if converted basis for the Class B Common Stock, are as follows:

	Number of Shares
	Pledged
	as Collateral as of	Share value as of
Pledged Collateral	December 31, 2017	December 31, 2017
	amounts in millions
Common Stock	18.2	$627
Class B Common Stock	12.8	$441

The outstanding margin loans contain various affirmative and negative covenants that restrict the activities of the borrower. The loan agreements do not include any financial covenants.

Fair Value

Due to the primarily variable rate nature, TripCo believes that the carrying amount of its debt approximated fair value at December 31, 2017 and 2016.

Debt Covenants

As of December 31, 2017, each of the Company and TripAdvisor was in compliance with its respective debt covenants.

(8)  Income Taxes

On December 22, 2017, the U.S. government enacted comprehensive tax legislation commonly referred to as the Tax Cuts and Jobs Act (the “Tax Act”). The Tax Act makes broad and complex changes to the U.S. tax code, including, but not limited to, (1) reducing the U.S. federal corporate tax rate from 35 percent to 21 percent; (2) bonus depreciation that will allow for full expensing of qualified property; (3) creating a new limitation on deductible interest expense; (4) eliminating the corporate alternative minimum tax (AMT) and changing how existing AMT credits can be realized; (5) changing rules related to uses and limitations of net operating loss carryforwards created in tax years beginning after December 31, 2017; (6) limitations on the deductibility of certain executive compensation; and (7) requiring a one-time transition tax on certain unrepatriated earnings of foreign subsidiaries that is payable over eight years. The SEC issued guidance on accounting for the tax effects of the Tax Act. The Company must reflect the income tax effects of those aspects of the Tax Act for which the accounting is known. To the extent that a company’s accounting for certain income tax effects of the Tax Act is incomplete but it is able to determine a reasonable estimate, it must record a provisional estimate in the financial statements and the Tax Act provides a measurement period that should not extend beyond one year from the Tax Act enactment date. If a company cannot determine a provisional estimate to be included in the financial statements, it should continue to apply the tax laws that were in effect immediately before the enactment of the Tax Act.

The corporate tax rate reduction was applied to our inventory of deferred tax assets and deferred tax liabilities, which resulted in the net tax benefit in the period ending December 31, 2017. Additionally, we are subject to the one-time transition tax on certain unrepatriated earnings on previously untaxed accumulated and current earnings and profits. We have reported provisional amounts for the income tax effects of the Tax Act for which the accounting is incomplete but a reasonable estimate could be determined. Based on a continued analysis of the estimates and further guidance and interpretations on the application of the law, additional revisions may occur throughout the allowable measurement period.

LIBERTY TRIPADVISOR HOLDINGS, INC.

Notes to Consolidated Financial Statements (Continued)

December 31, 2017, 2016 and 2015

Other provisions that are not yet effective but may impact income taxes in future years include: an exemption from U.S. tax on dividends of future foreign earnings, limitations on the deductibility of certain executive compensation, an incremental tax (base erosion anti-abuse tax or “BEAT”) on excessive amounts paid to foreign related parties, deductions related to foreign derived intangible income, and a minimum tax on certain foreign earnings in excess of 10 percent of the foreign subsidiaries tangible assets (i.e., global intangible low-taxed income).

Income tax benefit (expense) consists of:

	Years ended
	December 31,
	2017	2016	2015
	amounts in millions
Current:
Federal	$(92)	(33)	(42)
State and local	(2)	(3)	(7)
Foreign	(6)	(15)	(26)
	$(100)	(51)	(75)
Deferred:
Federal	$288	30	52
State and local	30	6	7
Foreign	11	16	26
	329	52	85
Income tax benefit (expense)	$229	1	10

The following table presents a summary of our domestic and foreign earnings from continuing operations before income taxes:

	Years ended
	December 31,
	2017	2016	2015
	amounts in millions
Domestic	$(1,720)	24	(70)
Foreign	(90)	22	74
Total	$(1,810)	46	4

LIBERTY TRIPADVISOR HOLDINGS, INC.

Notes to Consolidated Financial Statements (Continued)

December 31, 2017, 2016 and 2015

Income tax benefit (expense) differs from the amounts computed by applying the U.S. federal income tax rate of 35% as a result of the following:

	Years ended
	December 31,
	2017	2016	2015
	amounts in millions
Computed expected tax benefits (expense)	$634	(16)	(1)
State and local taxes, net of federal income taxes	17	(3)	2
Foreign taxes, net of foreign tax credits	2	28	48
Transition tax	(67)	—	—
Change in tax rate due to Tax Act	139	—	—
Basis difference in consolidated subsidiary	(8)	6	(21)
Change in valuation allowance	(27)	(9)	(7)
Change in unrecognized tax benefits	(11)	(11)	(12)
Federal tax credits	8	10	3
Impairment of nondeductible goodwill	(445)	—	—
Other	(13)	(4)	(2)
Income tax (expense) benefit	$229	1	10

During 2017, the Company recognized an impairment loss on its goodwill that is not deductible for tax purposes. In connection with the initial analysis of the impact of the Tax Act, the Company estimates, based on currently available information, a one-time increase in tax expense of $67 million on the deemed repatriation of undistributed earnings of non-U.S. shareholders as a result of the Tax Act. In addition, the Company has recorded a discrete net tax benefit of $139 million in the period ending December 31, 2017.  This net benefit primarily consists of a net benefit for the corporate rate reduction. The Company is in the process of analyzing certain other provisions of this legislation.

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

LIBERTY TRIPADVISOR HOLDINGS, INC.

Notes to Consolidated Financial Statements (Continued)

December 31, 2017, 2016 and 2015

The tax effects of temporary differences and tax attributes that give rise to significant portions of the deferred income tax assets and deferred income tax liabilities are presented below:

	December 31,
	2017	2016
	amounts in millions
Deferred tax assets:
Loss carryforwards	$99	93
Stock-based compensation	40	57
Lease financing obligation	22	33
Other	60	85
Total deferred tax assets	221	268
Less: valuation allowance	(64)	(33)
Net deferred tax assets	157	235
Deferred tax liabilities:
Intangible assets	(392)	(773)
Investments	(38)	(45)
Other	(59)	(76)
Total deferred tax liabilities	(489)	(894)
Net deferred tax liability	$(332)	(659)

During the year ended December 31, 2017, there was a $27 million increase in the Company’s valuation allowance that affected tax expense and a $4 million increase due the foreign exchange impact of TripAdvisor’s foreign net operating losses.

Cumulative undistributed earnings of TripAdvisor’s foreign subsidiaries totaled approximately $882 million as of December 31, 2017. In February 2018, TripAdvisor made a one-time repatriation of $325 million of foreign earnings to the U.S. primarily to repay remaining outstanding debt under the 2015 Credit Facility. TripAdvisor intends to indefinitely reinvest the remaining foreign undistributed earnings of $557 million, although it will continue to evaluate the impact of the Tax Act on capital deployment within and outside the U.S. Should TripAdvisor distribute, or be treated under certain U.S. tax rules as having distributed, the earnings of foreign subsidiaries in the form of dividends or otherwise, TripAdvisor may be subject to U.S. income taxes or tax benefits. The amount of any unrecognized deferred income tax on this temporary difference is not material.

At December 31, 2017, the Company has a deferred tax asset of $99 million for federal, state, and foreign loss carryforwards.  Of this amount, $56 million is recorded at TripAdvisor.  If not utilized to reduce income tax liabilities at TripAdvisor in future periods, these loss carryforwards will expire at various times between 2018 and 2037.  The remaining deferred tax asset of $43 million relates to federal and state net operating loss carryforwards recorded at TripCo. If not utilized to reduce income tax liabilities at TripCo in future periods, these net operating loss carryforwards will expire at various times between 2021 and 2037. The loss carryforwards recorded at TripAdvisor and TripCo are expected to be utilized prior to expiration, except for $8 million of state net operating losses and $56 million of foreign net operating losses (on a tax-effected basis), which based on current projections of state and foreign taxable income may expire unused.

LIBERTY TRIPADVISOR HOLDINGS, INC.

Notes to Consolidated Financial Statements (Continued)

December 31, 2017, 2016 and 2015

A reconciliation of unrecognized tax benefits is as follows (amounts in millions):

	Years ended
	December 31,
	2017	2016	2015
Balance at beginning of year	$105	89	67
Additions based on tax positions related to the current year	17	16	15
Additions for tax positions of prior years	1	1	7
Reductions for lapse of statute of limitations	—	(1)	—
Balance at end of year	$123	105	89

As of December 31, 2017, 2016 and 2015 the Company had recorded tax reserves of $123 million, $105 million and $89 million, respectively, related to unrecognized tax benefits for uncertain tax positions, which is classified as long-term and included in other long-term liabilities on the consolidated balance sheets. Prior to the acquisition of a controlling interest in TripAdvisor in December 2012, the Company did not have any unrecognized tax benefits for uncertain tax positions. If the unrecognized tax benefits were to be recognized for financial statement purposes, approximately $78 million, $63 million and $53 million for the years ended December 31, 2017, 2016 and 2015, respectively, would be reflected in the Company’s tax expense and affect its effective tax rate. The Company’s estimate of its unrecognized tax benefits related to uncertain tax positions requires a high degree of judgment. The Company does not anticipate any material changes in the next fiscal year.

As of December 31, 2017 and 2016, the Company had recorded approximately $13 million and $9 million, respectively, of accrued interest and penalties related to uncertain tax positions.

As of December 31, 2017, Liberty’s tax years prior to 2014 are closed for federal income tax purposes, and the Internal Revenue Service (“IRS”) has completed its examination of TripCo’s 2015 and 2016 tax years. TripCo’s 2017 tax year is being examined currently as part of the IRS’s Compliance Assurance Process program. Because TripCo’s ownership of TripAdvisor is less than the required 80%, TripAdvisor does not consolidate with TripCo for federal income tax purposes.

Prior to December 2011, TripAdvisor was included in the consolidated federal income tax returns filed by Expedia. Expedia’s 2009, 2010 and short-period 2011 tax years are currently being audited by the IRS. TripAdvisor and Expedia are parties to a tax sharing agreement whereby TripAdvisor is generally required to indemnify Expedia for any taxes resulting from the Expedia spin-off (and any related interest, penalties, legal and professional fees, and all costs and damages associated with related stockholder litigation or controversies) to the extent such amounts resulted from (i) any act or failure to act by TripAdvisor described in the covenants in the tax sharing agreement, (ii) any acquisition of TripAdvisor’s equity securities or assets or those of a member of its group, or (iii) any failure of the representations with respect to TripAdvisor or any member of its group to be true or any breach by TripAdvisor or any member of its group of any covenant, in each case, which is contained in the separation documents or in the documents relating to the IRS private letter ruling and/or the opinion of counsel.

TripAdvisor is undergoing an audit by the IRS for the short-period 2011, 2012 and 2013 tax years. Various states are currently examining TripAdvisor’s prior year’s state income tax returns. TripAdvisor is no longer subject to tax examinations by tax authorities for years prior to 2009.  As of December 31, 2017, no material assessments have resulted for the 2012 and 2013 tax years.

LIBERTY TRIPADVISOR HOLDINGS, INC.

Notes to Consolidated Financial Statements (Continued)

December 31, 2017, 2016 and 2015

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

(9)  Stock-Based Compensation

TripCo Incentive Plans

Pursuant to the Liberty TripAdvisor Holdings, Inc. 2014 Omnibus Incentive Plan (Amended and Restated as of March 11, 2015) (the “2014 Plan”), the Company may grant Awards in respect of a maximum of 6.7 million shares of TripCo common stock.  Awards generally vest over 1-5 years and have a term of 7-10 years.  TripCo issues new shares upon exercise of equity awards.

TripCo - Grants

During the years ended December 31, 2017, 2016 and 2015, TripCo granted 105 thousand, 67 thousand and 25 thousand options, respectively, to purchase shares of Series A common stock to its non-employee directors.  Such options had a weighted average grant-date fair value (“GDFV”) of $4.11, $6.63 and $12.66 per share, respectively, and cliff vest over a 1-year vesting period.  There were no options to purchase shares of Series B common stock granted and no exercises, forfeitures or cancellations of Series B common stock during the year ended December 31, 2017.

The Company has calculated the GDFV for all of its equity classified awards and any subsequent remeasurement of its liability classified awards using the Black-Scholes-Merton Model.  The Company estimates the expected term of the Awards based on historical exercise and forfeiture data.  For grants made in 2017, 2016 and 2015, the range of expected terms was 4.8 years to 5.9 years.  The volatility used in the calculation for Awards is based on the historical volatility of TripCo common stock and the implied volatility of publicly traded TripCo options.  For grants made in 2017, 2016 and 2015, the range of volatilities was 40.6% to 49.1%.  The Company uses a zero dividend rate and the risk-free rate for Treasury Bonds with a term similar to that of the subject options. The Company recognizes the cost of an Award over the period during which the employee is required to provide service (usually the vesting period of the Award).

LIBERTY TRIPADVISOR HOLDINGS, INC.

Notes to Consolidated Financial Statements (Continued)

December 31, 2017, 2016 and 2015

TripCo - Outstanding Awards

The following tables present the number and weighted average exercise price (“WAEP”) of Awards to purchase TripCo common stock granted to certain officers, employees and directors of the Company, as well as the weighted average remaining life and aggregate intrinsic value of the Awards.

			Weighted
			average
			remaining	Aggregate
			contractual	intrinsic
	Series A	WAEP	life	value
	in thousands		in years	in millions
Outstanding at January 1, 2017	661	$14.99
Granted	105	$9.40
Exercised	(82)	$10.25
Forfeited/Cancelled	(3)	$20.45
Outstanding at December 31, 2017	681	$14.68	2.8	$—
Exercisable at December 31, 2017	570	$15.56	2.1	$—

There was no activity during the year ended December 31, 2017 related to the outstanding TripCo Series B options.

As of December 31, 2017, the total unrecognized compensation cost related to unvested equity Awards was $10 million. Such amount will be recognized in the Company’s statements of operations over a weighted average period of approximately 1.5 years.

As of December 31, 2017, TripCo reserved 2.5 million shares of Series A and Series B common stock for issuance under exercise privileges of outstanding stock Awards.

TripCo - Exercises

The aggregate intrinsic value of all TripCo options exercised during the years ended December 31, 2017, 2016 and 2015 was $478 thousand, $1.2 million and $7.3 million, respectively.

TripCo — Restricted Stock

The aggregate fair value of all restricted shares of TripCo common stock that vested during the years ended December 31, 2017, 2016 and 2015 was $13 thousand, $284 thousand and $797 thousand, respectively.

As of December 31, 2017, the Company had approximately 14,000 unvested restricted shares of Series A TripCo common stock held by certain directors, officers and employees of the Company with a weighted average GDFV of $4.98 per share.

TripAdvisor Equity Grant Awards

Pursuant to TripAdvisor’s Amended and Restated 2011 Stock and Annual Incentive Plan (the “2011 Incentive Plan”), TripAdvisor may grant restricted stock, restricted stock awards, restricted stock units (“RSUs”), stock options and other stock-based awards to TripAdvisor directors, officers, employees and consultants. Grants were valued using a volatility of 42.1% and the applicable risk free rate for an expected term of 6.1 years for the year ended December 31,

LIBERTY TRIPADVISOR HOLDINGS, INC.

Notes to Consolidated Financial Statements (Continued)

December 31, 2017, 2016 and 2015

2017, volatility of 41.8% and the applicable risk free rate for an expected term of 4.9 years for the year ended December 31, 2016 and a volatility of 41.8% and the applicable risk free rate for an expected term of 5.4 years for the year ended December 31, 2015.

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

The following table presents the number, WAEP and aggregate intrinsic value of stock options to purchase TripAdvisor common stock granted under their 2011 Incentive Plan:

			Weighted
			Average
			Remaining	Aggregate
	Number of		Contractual	Intrinsic
	Options	WAEP	Life	Value
	in thousands		in years	in millions
Outstanding at January 1, 2017	5,818	$57.60
Granted	2,333	$40.03
Exercised	(496)	$29.37
Cancelled or expired	(802)	$65.13
Outstanding at December 31, 2017	6,853	$52.78	6.5	$3
Exercisable at December 31, 2017	3,340	$52.69	4.4	$3

During the year ended December 31, 2017, TripAdvisor granted approximately 2 million of service based stock options under their 2011 Incentive Plan, with a weighted average estimated GDFV per option of $40.03. These stock options generally have a term of ten years from the date of grant and typically vest equally over a four year requisite service period. As of December 31, 2017, the total number of shares reserved for future stock-based awards under the 2011 Incentive Plan is approximately 9.4 million shares. TripAdvisor related stock-based compensation for the year ended December 31, 2017 was approximately $96 million. As of December 31, 2017, the total unrecognized compensation cost related to unvested TripAdvisor stock options was approximately $52 million and will be recognized over a weighted average period of approximately 2.9 years.

Restricted Stock Units

RSUs are stock awards that are granted to employees entitling the holder to shares of TripAdvisor common stock as the award vests. RSUs are measured at fair value based on the number of shares granted and the quoted price of TripAdvisor common stock at the date of grant. The fair value of RSUs is amortized as stock-based compensation expense over the vesting term on a straight-line basis, with the amount of compensation expense recognized at any date at least equaling the portion of the GDFV of the award that is vested at that date.

LIBERTY TRIPADVISOR HOLDINGS, INC.

Notes to Consolidated Financial Statements (Continued)

December 31, 2017, 2016 and 2015

During the year ended December 31, 2017, TripAdvisor granted approximately 5 million service based RSUs under their 2011 Incentive Plan for which the fair value was measured based on the quoted price of TripAdvisor common stock at the date of grant. The weighted average GDFV for RSUs granted during 2017 was $41.09 per share. The unvested TripAdvisor RSUs had a weighted average GDFV of $48.14 as of December 31, 2017. As of December 31, 2017, the total unrecognized compensation cost related to 6.0 million unvested TripAdvisor RSU’s outstanding was approximately $222 million which will be recognized over the remaining vesting term of approximately 3 years.

(10)  Employee Benefit Plans

TripAdvisor and BuySeasons sponsor 401(k) plans, which provide their employees an opportunity to make contributions to a trust for investment in TripCo common stock, as well as other mutual funds. The Company’s consolidated companies make matching contributions to the plans based on a percentage of the amount contributed by employees. Employer cash contributions related to BuySeasons and TripAdvisor were  $9 million, $9 million and $7 million for the years ended December 31, 2017, 2016 and 2015, respectively.

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

Upon completion of construction at the end of the second quarter of 2015, TripAdvisor evaluated the construction-in-progress asset and construction financing obligation for de-recognition under the criteria for “sale-leaseback” treatment under GAAP. TripAdvisor has continued economic involvement in the facility, and therefore did not meet the provisions for sale-leaseback accounting. This determination was based on TripAdvisor's continuing involvement with the property in the form of non-recourse financing to the lessor. Therefore, the lease has been accounted for as a financing obligation. Accordingly, TripAdvisor began depreciating the building asset over its estimated useful life and incurring interest expense

LIBERTY TRIPADVISOR HOLDINGS, INC.

Notes to Consolidated Financial Statements (Continued)

December 31, 2017, 2016 and 2015

related to the financing obligation imputed using the effective interest rate method. TripAdvisor bifurcates the lease payments into (i) a portion that is allocated to the building (a reduction to the construction financing obligation) and; (ii) a portion that is allocated to the land on which the building was constructed. The portion of the lease payments allocated to the land is treated as an operating lease that commenced in 2013. The lease costs allocated to the land are recognized as rent expense on a straight-line basis over the term of the lease and are recorded in general and administrative expense in the consolidated statements of operations. The construction financing obligation is considered a long-term finance lease obligation and is recorded to noncurrent “Other liabilities” in the consolidated balance sheets.  At the end of the lease term, the carrying value of the building asset and of the remaining financing obligation are expected to be equal, at which time TripAdvisor may either surrender the leased asset as settlement of the remaining financing obligation or extend the initial term of the lease for the continued use of the asset. TripAdvisor incurred approximately  $6 million of non-cash construction costs and related obligations in connection with the capitalization of construction-in-progress and tenant improvement costs during the year ended December 31, 2015.

TripAdvisor also leases an aggregate of approximately 450,000 square feet at approximately 40 other locations across North America, Europe and Asia Pacific, primarily for its international management teams, sales offices, and subsidiary headquarters, pursuant to leases with expiration dates through June 2027.

For the years ended December 31, 2017,  2016 and 2015, TripCo recorded rental expense of $19 million, $21 million and $22 million, respectively. The following table presents TripCo’s estimated future minimum rental payments under operating leases with non-cancelable lease terms, including TripAdvisor’s headquarters lease, that expire after December 31, 2017 (amounts in millions):

2018	$28
2019	27
2020	26
2021	25
2022	26
Thereafter	96
$228

Off-Balance Sheet Arrangements

TripCo did not have any other off-balance sheet arrangements that have, or are reasonably likely to have, a current or future effect on the Company’s financial condition, results of operations, liquidity, capital expenditures or capital resources.

Litigation

In the ordinary course of business, the Company and its subsidiaries are parties to legal proceedings and claims arising out of our operations. These matters may relate to claims involving alleged infringement of third-party intellectual property rights, defamation, taxes, regulatory compliance and other claims. Although it is reasonably possible that the Company may incur losses upon conclusion of such matters, an estimate of any loss or range of loss cannot be made. In the opinion of management, it is expected that amounts, if any, which may be required to satisfy such contingencies will not be material in relation to the accompanying consolidated financial statements.

LIBERTY TRIPADVISOR HOLDINGS, INC.

Notes to Consolidated Financial Statements (Continued)

December 31, 2017, 2016 and 2015

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

For the year ended December 31, 2017, TripCo has identified the following consolidated company as its reportable segment:

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

Performance Measures

	Years ended December 31,
	2017		2016		2015
		Adjusted		Adjusted		Adjusted
	Revenue	OIBDA	Revenue	OIBDA	Revenue	OIBDA
	amounts in millions
TripAdvisor	$1,556	331	1,480	352	1,492	464
Corporate and other	13	(9)	52	(16)	73	(30)
Consolidated TripCo	$1,569	322	1,532	336	1,565	434

LIBERTY TRIPADVISOR HOLDINGS, INC.

Notes to Consolidated Financial Statements (Continued)

December 31, 2017, 2016 and 2015

Other Information

	December 31, 2017		December 31, 2016
	Total	Capital	Total	Capital
	Assets	expenditures	Assets	expenditures
	amounts in millions
TripAdvisor	$5,387	64	7,171	72
Corporate and other	97	1	111	1
Consolidated TripCo	$5,484	65	7,282	73

Revenue by Geographic Area

	December 31,
	2017	2016	2015
	amounts in millions
United States	$890	850	807
United Kingdom	209	210	215
Other countries	470	472	543
Consolidated TripCo	$1,569	1,532	1,565

Long-lived Assets by Geographic Area

	December 31,
	2017	2016
	amounts in millions
United States	$147	158
Other countries	18	18
Consolidated TripCo	$165	176

The following table provides a reconciliation of consolidated Adjusted OIBDA to operating income and earnings (loss) before income taxes:

	Years ended December 31,
	2017	2016	2015
	amounts in millions
Consolidated Adjusted OIBDA	$322	336	434
Stock settled charitable contribution (1)	—	—	(67)
Stock-based compensation	(103)	(91)	(82)
Depreciation and amortization	(213)	(222)	(268)
Impairment of intangible assets	(1,798)	—	(2)
Operating income	(1,792)	23	15
Interest expense	(25)	(25)	(28)
Realized and unrealized gains (losses) on financial instruments, net	24	53	2
Gain (loss) on dispositions, net	(18)	—	19
Other, net	1	(5)	(4)
Earnings (loss) before income taxes	$(1,810)	46	4

LIBERTY TRIPADVISOR HOLDINGS, INC.

Notes to Consolidated Financial Statements (Continued)

December 31, 2017, 2016 and 2015

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

(14)  Quarterly Financial Information (Unaudited)

	1st	2nd	3rd	4th
	Quarter	Quarter	Quarter	Quarter
	amounts in millions, except per share amounts
2017:
Revenue	$378	431	439	321
Operating income (loss)	$(7)	13	16	(1,814)
Net earnings (loss)	$(9)	(7)	(7)	(1,558)
Net earnings (loss) attributable to Liberty TripAdvisor Holdings, Inc. Series A and Series B stockholders	$(3)	(12)	(13)	(369)
Basic earnings (loss) attributable to Liberty TripAdvisor Holdings, Inc. Series A and Series B stockholders per common share	$(0.04)	(0.16)	(0.17)	(4.92)
Diluted earnings (loss) attributable to Liberty TripAdvisor Holdings, Inc. Series A and Series B stockholders per common share	$(0.04)	(0.16)	(0.17)	(4.92)

	1st	2nd	3rd	4th
	Quarter	Quarter	Quarter	Quarter
	amounts in millions, except per share amounts
2016:
Revenue	$361	398	434	339
Operating income (loss)	$2	13	31	(23)
Net earnings (loss)	$(5)	6	26	20
Net earnings (loss) attributable to Liberty TripAdvisor Holdings, Inc. Series A and Series B stockholders	$(11)	(2)	(1)	35
Basic earnings (loss) attributable to Liberty TripAdvisor Holdings, Inc. Series A and Series B stockholders per common share	$(0.15)	(0.03)	(0.01)	0.47
Diluted earnings (loss) attributable to Liberty TripAdvisor Holdings, Inc. Series A and Series B stockholders per common share	$(0.15)	(0.03)	(0.01)	0.47

PART III

The following required information is incorporated by reference to our definitive proxy statement for our 2018 Annual Meeting of Stockholders presently scheduled to be held in the second quarter of 2018:

Item 10.Directors, Executive Officers and Corporate Governance

Item 11.Executive Compensation

Item 12.Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Item 13.Certain Relationships and Related Transactions, and Director Independence

Item 14.Principal Accountant Fees and Services

We expect to file our definitive proxy statement for our 2018 Annual Meeting of Shareholders with the Securities and Exchange Commission on or before April 30, 2018.

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

10.4

Tax Sharing Agreement, dated as of August 27, 2014, between Liberty Interactive Corporation and Liberty TripAdvisor Holdings, Inc. (incorporated by reference to Exhibit 10.1 to Liberty Interactive Corporation’s Current Report on Form 8-K filed with the Securities and Exchange Commission on September 3, 2014 (File No. 001-33982)).

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

10.8

Governance Agreement, by and among TripAdvisor, Inc. Liberty Interactive Corporation and Barry Diller, dated as of December 20, 2011 (incorporated by reference to Exhibit 99.2 to Liberty Interactive Corporation's Schedule 13D in respect of common stock of TripAdvisor, Inc. filed with the Securities and Exchange Commission on December 30, 2011 (File No. 005-86536)).

10.9

Assignment and Assumption of Governance Agreement, made as of August 12, 2014, by and among Liberty TripAdvisor Holdings, Inc., Liberty Interactive Corporation and TripAdvisor, Inc. (incorporated by reference to Exhibit 7(b) to the Registrant’s Schedule 13D in respect of common stock of TripAdvisor, filed with the Securities and Exchange Commission on August 29, 2014 (File No. 005-86536)).

10.10

Letter Agreement, dated December 21, 2014, between Liberty TripAdvisor Holdings, Inc. and Gregory B. Maffei (incorporated by reference to Exhibit 99.1 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on December 29, 2014 (File No. 001-36603)).

10.11

Tax Sharing Agreement, by and between TripAdvisor, Inc. and Expedia, Inc., dated as of December 20, 2011 (incorporated by reference to Exhibit No. 10.2 to TripAdvisor’s Current Report on Form 8-K filed with the Securities and Exchange Commission on December 27, 2011 (File No. 001-35362) (the "TripAdvisor 8-K")).

10.12

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

10.13

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

10.14

Corporate Headquarters Lease with Normandy Gap-V Needham Building 3, LLC, as landlord, dated as of June 20, 2013 (incorporated by reference to Exhibit 10.1 to TripAdvisor's Quarterly Report on Form 10-Q for the quarter ended June 30, 2013, filed with the Securities and Exchange Commission on July 24, 2013 (File No. 001-35362) (the "TripAdvisor 10-Q")).

10.15	Guaranty dated June 20, 2013 by TripAdvisor, Inc. for the benefit of Normandy Gap-V Needham Building 3, LLC, as landlord (incorporated by reference to Exhibit 10.2 to the TripAdvisor 10-Q).
10.16	Form of TripAdvisor Media Group Master Advertising Insertion Order (incorporated by reference to Exhibit 10.30 to the TripAdvisor 10-K).
10.17

Form of Non-Qualified Stock Option Agreement under the Liberty TripAdvisor Holdings, Inc. 2014 Omnibus Incentive Plan (Amended and Restated as of March 11, 2015) (incorporated by reference to Exhibit 10.23 to the 2015 Form 10-K).

10.18

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

LIBERTY TRIPADVISOR HOLDINGS, INC.

Date: February 21, 2018	By:	/s/ GREGORY B. MAFFEI
Gregory B. Maffei Chairman, President and Chief Executive Officer

Date: February 21, 2018	By:	/s/ BRIAN J. WENDLING
Brian J. Wendling Senior Vice President and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

Signature	Title	Date

/s/Gregory B. Maffei	Chairman of the Board, President and	February 21, 2018
Gregory B. Maffei	Chief Executive Officer

/s/Brian J. Wendling	Senior Vice President and Chief Financial Officer	February 21, 2018
Brian J. Wendling	(Principal Financial Officer and Principal Accounting Officer)

/s/Michael J. Malone	Director	February 21, 2018
Michael J. Malone

/s/Chris Mueller	Director	February 21, 2018
Chris Mueller

/s/Larry E. Romrell	Director	February 21, 2018
Larry E. Romrell

/s/Albert E. Rosenthaler	Director	February 21, 2018
Albert E. Rosenthaler

/s/J. David Wargo	Director	February 21, 2018
J. David Wargo