Form 10-Q
period 2018-03-31
Liberty TripAdvisor Holdings, Inc.
filed 2018-05-09
CIK 1606745

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2018

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

Indicate by check mark whether the registrant is a shell company as defined in Rule 12b-2 of the Exchange Act. Yes ☐    No ☒

The number of outstanding shares of Liberty TripAdvisor Holdings, Inc. common stock as of April 30, 2018 was:

	Series A	Series B
Liberty TripAdvisor Holdings, Inc. common stock	72,127,124	2,929,777

Part I – Financial Information

LIBERTY TRIPADVISOR HOLDINGS, INC.

Condensed Consolidated Balance Sheets

(unaudited)

	March 31,	December 31,
	2018	2017
	amounts in millions
Assets
Current assets:
Cash and cash equivalents	$656	695
Accounts receivable and contract assets, net of allowance for doubtful accounts of $17 million and $16 million, respectively	281	230
Other current assets	68	120
Total current assets	1,005	1,045
Property and equipment, at cost	229	226
Accumulated depreciation	(67)	(61)
	162	165
Intangible assets not subject to amortization:
Goodwill	2,450	2,445
Trademarks	1,276	1,272
	3,726	3,717
Intangible assets subject to amortization, net	368	382
Other assets, at cost, net of accumulated amortization	131	175
Total assets	$5,392	5,484

             (continued)

See accompanying notes to condensed consolidated financial statements.

LIBERTY TRIPADVISOR HOLDINGS, INC.

Condensed Consolidated Balance Sheets (Continued)

(unaudited)

	March 31,	December 31,
	2018	2017
	amounts in millions
Liabilities and Equity
Current liabilities:
Deferred merchant and other payables	$276	164
Accrued liabilities	145	135
Current portion of debt (note 6)	7	7
Deferred revenue	101	60
Other current liabilities	6	6
Total current liabilities	535	372
Long-term debt (note 6)	477	704
Deferred income tax liabilities	333	332
Other liabilities	299	323
Total liabilities	1,644	1,731
Equity:
Preferred stock, $.01 par value. Authorized shares 50,000,000; no shares issued.	—	—
Series A common stock, $.01 par value. Authorized 200,000,000 shares; issued and outstanding 72,126,954 shares at March 31, 2018 and 72,127,285 at December 31, 2017	1	1
Series B common stock, $.01 par value. Authorized shares 7,500,000; issued and outstanding 2,929,777 shares at March 31, 2018 and December 31, 2017	—	—
Series C common stock, $.01 par value. Authorized 200,000,000 shares; no shares issued.	—	—
Additional paid-in capital	240	250
Accumulated other comprehensive earnings (loss), net of taxes	(20)	(23)
Retained earnings	166	196
Total stockholders' equity	387	424
Noncontrolling interests in equity of subsidiaries	3,361	3,329
Total equity	3,748	3,753
Commitments and contingencies (note 7)
Total liabilities and equity	$5,392	5,484

See accompanying notes to condensed consolidated financial statements.

LIBERTY TRIPADVISOR HOLDINGS, INC.

Condensed Consolidated Statements of Operations

(unaudited)

	Three months ended
	March 31,
	2018	2017
	amounts in millions, except
	per share amounts
Service revenue	$378	372
Other revenue	—	6
Total revenue, net	378	378
Operating costs and expenses:
Operating expense, including stock-based compensation (note 3)	87	84
Selling, general and administrative, including stock-based compensation (note 3)	243	245
Depreciation and amortization	39	56
	369	385
Operating income (loss)	9	(7)
Other income (expense):
Interest expense	(6)	(5)
Realized and unrealized gains (losses) on financial instruments, net	(23)	6
Other, net	1	1
	(28)	2
Earnings (loss) before income taxes	(19)	(5)
Income tax (expense) benefit	(16)	(4)
Net earnings (loss)	(35)	(9)
Less net earnings (loss) attributable to noncontrolling interests	(4)	(6)
Net earnings (loss) attributable to Liberty TripAdvisor Holdings, Inc. shareholders	$(31)	(3)

Basic net earnings (loss) attributable to Series A and Series B Liberty TripAdvisor Holdings, Inc. shareholders per common share (note 4):	$(0.41)	(0.04)
Diluted net earnings (loss) attributable to Series A and Series B Liberty TripAdvisor Holdings, Inc. shareholders per common share (note 4):	$(0.41)	(0.04)

See accompanying notes to condensed consolidated financial statements.

LIBERTY TRIPADVISOR HOLDINGS, INC.

Condensed Consolidated Statements of Comprehensive Earnings (Loss)

(unaudited)

	Three months ended
	March 31,
	2018	2017
	amounts in millions
Net earnings (loss)	$(35)	(9)
Other comprehensive earnings (loss), net of taxes:
Foreign currency translation adjustments	15	14
Other comprehensive earnings (loss)	15	14
Comprehensive earnings (loss)	(20)	5
Less comprehensive earnings (loss) attributable to the noncontrolling interests	8	5
Comprehensive earnings (loss) attributable to Liberty TripAdvisor Holdings, Inc. shareholders	$(28)	—

See accompanying notes to condensed consolidated financial statements.

LIBERTY TRIPADVISOR HOLDINGS, INC.

Condensed Consolidated Statements of Cash Flows

(unaudited)

	Three months ended
	March 31,
	2018	2017
	amounts in millions
Cash flows from operating activities:
Net earnings (loss)	$(35)	(9)
Adjustments to reconcile net earnings (loss) to net cash provided by operating activities
Depreciation and amortization	39	56
Stock-based compensation	30	20
Deferred income tax expense (benefit)	(1)	—
Other noncash charges (credits), net	24	(4)
Changes in operating assets and liabilities
Current and other assets	(45)	(37)
Payables and other liabilities	161	101
Net cash provided (used) by operating activities	173	127
Cash flows from investing activities:
Capital expended for property and equipment, including internal-use software and website development	(15)	(18)
Purchases of short term investments and other marketable securities	(1)	—
Sales and maturities of short term investments and other marketable securities	44	116
Net cash provided (used) by investing activities	28	98
Cash flows from financing activities:
Borrowings of debt	5	270
Repayments of debt	(235)	(224)
Shares repurchased by subsidiary	(4)	(150)
Payment of withholding taxes on net share settlements of equity awards	(12)	(13)
Shares issued by subsidiary	—	3
Net cash provided (used) by financing activities	(246)	(114)
Effect of foreign currency exchange rates on cash, cash equivalents and restricted cash	6	1
Net increase (decrease) in cash, cash equivalents and restricted cash	(39)	112
Cash, cash equivalents and restricted cash at beginning of period	695	659
Cash, cash equivalents and restricted cash at end of period	$656	771

See accompanying notes to condensed consolidated financial statements.

LIBERTY TRIPADVISOR HOLDINGS, INC.

Condensed Consolidated Statement of Equity

Three months ended March 31, 2018

(unaudited)

	Stockholders' equity

						Accumulated		Noncontrolling
					Additional	other		interest in
	Preferred	Common Stock			paid-in	comprehensive	Retained	equity of	Total
	Stock	Series A	Series B	Series C	capital	earnings (loss)	earnings	subsidiaries	equity
	amounts in millions
Balance at January 1, 2018	$—	1	—	—	250	(23)	196	3,329	3,753
Net earnings (loss)	—	—	—	—	—	—	(31)	(4)	(35)
Other comprehensive earnings (loss)	—	—	—	—	—	3	—	12	15
Stock-based compensation	—	—	—	—	8	—	—	25	33
Withholding taxes on net share settlements of stock-based compensation	—	—	—	—	(12)	—	—	—	(12)
Shares issued by subsidiary	—	—	—	—	(4)	—	—	4	—
Shares repurchased by subsidiary	—	—	—	—	(2)	—	—	(8)	(10)
Cumulative effect of accounting change (note 2)	—	—	—	—	—	—	1	3	4
Balance at March 31, 2018	$—	1	—	—	240	(20)	166	3,361	3,748

See accompanying notes to condensed consolidated financial statements.

LIBERTY TRIPADVISOR HOLDINGS, INC.

Notes to Condensed Consolidated Financial Statements

(unaudited)

(1) Basis of Presentation

During October 2013, the Board of Directors of Liberty Interactive Corporation and its subsidiaries (“Liberty”) (subsequently renamed Qurate Retail, Inc. (“Qurate Retail”)) authorized a plan to distribute to the stockholders of Liberty’s then-outstanding Liberty Ventures common stock shares of a wholly‑owned subsidiary, Liberty TripAdvisor Holdings, Inc. (“TripCo,” “Consolidated TripCo,” the “Company,” “we,” “our” or “us,” unless the context otherwise requires) (the “TripCo Spin‑Off”). TripCo does not have any operations outside of its controlling interest in its subsidiary TripAdvisor, Inc. (“TripAdvisor”) and its former wholly owned subsidiary, BuySeasons, Inc. (“BuySeasons”). TripCo sold its ownership in BuySeasons effective June 30, 2017. The TripCo Spin-Off was completed on August 27, 2014 and effected as a pro‑rata dividend of shares of TripCo to the stockholders of Series A and Series B Liberty Ventures common stock of Liberty. The TripCo Spin-Off was accounted for at historical cost due to the pro rata nature of the distribution to stockholders of Liberty Ventures common stock. TripAdvisor’s financial performance tends to be seasonally highest in the second and third quarters of a year, as  it is a key period for leisure travel research and trip-taking, which includes the seasonal peak in traveler hotel and rental stays, and tours and experiences taken, compared to the first and fourth quarters, which represent seasonal low points.

BuySeasons is not presented as a discontinued operation as the sale did not represent a strategic shift that had a major effect on TripCo’s operations and financial results. Included in other revenue in the accompanying condensed consolidated statements of operations is $6 million for the three months ended March 31, 2017, related to BuySeasons. Included in net earnings (loss) in the accompanying condensed consolidated statements of operations are losses of $1 million for the three months ended March 31, 2017, related to BuySeasons.

The accompanying (a) condensed consolidated balance sheet as of December 31, 2017, which has been derived from audited financial statements, and (b) the interim unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and the instructions to Form 10‑Q and Article 10 of Regulation S‑X as promulgated by the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of the results for such periods have been included. Additionally, certain prior period amounts have been reclassified for comparability with the current period presentation. The results of operations for any interim period are not necessarily indicative of results for the full year. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes for the year ended December 31, 2017 as presented in the Company’s Annual Report on Form 10-K for the year ended December 31, 2017.

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates. The Company considers (i) recognition and recoverability of goodwill, intangible and long-lived assets and (ii) accounting for income taxes to be its most significant estimates.

The Tax Cuts and Jobs Act (the “Tax Act”) was enacted in December 2017. The Tax Act significantly changed U.S. tax law by, among other things, lowering U.S. corporate income tax rate, implementing a territorial tax system and imposing a one-time transition tax on deemed repatriated earnings of foreign subsidiaries.  In the prior year, we recognized the provisional tax impacts related to the one-time transition tax and the revaluation of deferred tax balances and included these estimates in our consolidated financial statements for the year ended December 31, 2017. During the three months ended March 31, 2018, we recorded an incremental $5 million of tax expense for the transition tax, reflecting additional

LIBERTY TRIPADVISOR HOLDINGS, INC.

Notes to Condensed Consolidated Financial Statements (continued)

(unaudited)

information obtained related to earnings and profits, foreign tax credits and state taxes. We are still in the process of analyzing the impact of the various provisions of the Tax Act. The ultimate impact may materially differ from these provisional amounts due to, among other things, continued analysis of the estimates and further guidance and interpretations on the application of the law. We expect to complete our analysis by December 2018.

Spin‑Off of TripCo from Liberty

Following the TripCo Spin‑Off, Qurate Retail and TripCo operate as separate, publicly traded companies, and neither has any stock ownership, beneficial or otherwise, in the other. In connection with the TripCo Spin‑Off, TripCo entered into certain agreements, including the reorganization agreement, the services agreement, the facilities sharing agreement and the tax sharing agreement, with Liberty and/or Liberty Media Corporation (“Liberty Media”) (or certain of their subsidiaries) in order to govern certain of the ongoing relationships between the companies after the TripCo Spin‑Off and to provide for an orderly transition.

The reorganization agreement provides for, among other things, the principal corporate transactions (including the internal restructuring) required to effect the TripCo Spin‑Off, certain conditions to the TripCo Spin‑Off and provisions governing the relationship between TripCo and Qurate Retail with respect to and resulting from the TripCo Spin‑Off.

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

The tax sharing agreement provides for the allocation and indemnification of tax liabilities and benefits between Qurate Retail and TripCo and other agreements related to tax matters. Pursuant to the tax sharing agreement, TripCo has agreed to indemnify Qurate Retail, subject to certain limited exceptions, for losses and taxes resulting from the TripCo Spin-Off to the extent such losses or taxes result primarily from, individually or in the aggregate, the breach of certain restrictive covenants made by TripCo (applicable to actions or failures to act by TripCo and its subsidiaries following the completion of the TripCo Spin-Off).

Under these agreements, approximately $1 million was reimbursable to Liberty Media for both of the three month periods ended March 31, 2018 and 2017.

(2) Recent Accounting Pronouncements

Recently Adopted Accounting Pronouncements

In May 2017, the Financial Accounting Standards Board (the “FASB”) issued new accounting guidance that clarifies when changes to the terms or conditions of a share-based payment award must be accounted for as modifications, which will reduce diversity in practice. Under the new guidance, an entity will not apply modification accounting to a share-based payment award if the award’s fair value (or calculated value or intrinsic value, if those measurement methods are used), the award’s vesting conditions, and the award’s classification as an equity or liability instrument are the same immediately before and after the change. The guidance also states that an entity is not required to estimate the value of the award immediately before and after the change if the change does not affect any of the inputs to the model used to value

LIBERTY TRIPADVISOR HOLDINGS, INC.

Notes to Condensed Consolidated Financial Statements (continued)

(unaudited)

the award. The Company adopted this guidance prospectively in the first quarter of 2018. The Company believes the new guidance will likely result in fewer changes to the terms of an award being accounted for as modifications.

In August and November 2016, the FASB issued new accounting standards which add and clarify guidance on the classification of certain cash receipts and payments in the statement of cash flows, and add guidance on the presentation of restricted cash in the statement of cash flows, respectively. This new guidance requires entities to show changes in cash, cash equivalents and restricted cash on a combined basis in the statement of cash flows. In addition, this accounting guidance requires a reconciliation of the total cash, cash equivalent and restricted cash in the statement of cash flows to the related captions in the balance sheet if cash, cash equivalents and restricted cash are presented in more than one line item in the balance sheet. The Company adopted this guidance effective January 1, 2018 and applied it retrospectively to all prior periods presented in the financial statements as required under the new guidance. The Company does not currently have material amounts described as restricted cash; however, the Company’s consolidated statement of cash flows for the year ended December 31, 2016 has been recast to present $5 million of restricted cash as beginning of period cash and cash equivalents and $4 million of restricted cash as end of period cash and cash equivalents at March 31, 2017. These amounts were included in other current assets as of December 31, 2016 and March 31, 2017.

In October 2016, the FASB issued new accounting guidance on income tax accounting associated with intra-entity transfers of assets other than inventory. This accounting update, which is part of the FASB's simplification initiative, is intended to reduce diversity in practice and the complexity of tax accounting, particularly for those transfers involving intellectual property. This new guidance requires an entity to recognize the income tax consequences of an intra-entity transfer of an asset other than inventory when the transfer occurs. The Company adopted this new guidance in the first quarter of 2018 on a modified retrospective basis. The adoption of this guidance did not have a material impact on the Company’s financial statements.

In May 2014, the FASB issued new accounting guidance on revenue from contracts with customers, or ASC 606, Revenue from Contracts with Customers (“ASC 606”), which replaced numerous requirements in GAAP, and provides companies with a single model for recognizing revenue from contracts with customers. The core principle of the new standard is that a company should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. This guidance also requires additional disclosures about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments and assets recognized from costs incurred to obtain or fulfill a contract. In addition, the FASB has also issued several amendments to the standard, which clarifies certain aspects of the guidance, including principal versus agent considerations and identifying performance obligations.

In the first quarter of 2018, the Company adopted ASC 606, under the modified retrospective method for all contracts that were not completed as of January 1, 2018. Results for reporting periods beginning after January 1, 2018 are presented under the new revenue guidance, while prior period amounts are not adjusted and continue to be reported in accordance with the previous accounting policies under the historical revenue guidance, or ASC 605, Revenue Recognition.

As a result of adoption of ASC 606, certain revenue streams, such as the instant booking revenue, recorded under the consumption model, which was previously recorded upon completion of the traveler stay, is now recognized upon booking. The amount of the recognized transaction price is recorded as revenue, net of the impact of estimated cancellations. TripAdvisor also recorded an adjustment to capitalize certain costs to obtain contracts for existing arrangements as of the implementation date. TripAdvisor expects the adoption of this new revenue standard will not have a material impact, either on an annual or quarterly basis, to its consolidated financial statements on an ongoing basis. Its systems and internal controls were not significantly impacted as a result of the accounting changes and TripAdvisor has made the necessary changes to its accounting policies and internal processes to support the new revenue recognition

LIBERTY TRIPADVISOR HOLDINGS, INC.

Notes to Condensed Consolidated Financial Statements (continued)

(unaudited)

standard, including the related disclosures.

TripAdvisor recognized the cumulative effect of initial application of ASC 606 as an adjustment to the opening balance of retained earnings. TripAdvisor recorded a net increase in opening retained earnings of $4 million as of January 1, 2018 due to the cumulative impact of adoption of the new revenue guidance,  resulting in a $1 million increase in TripCo’s opening retained earnings and $3 million increase in TripCo’s noncontrolling interest in equity of subsidiaries as of January 1, 2018. All other accounts were not materially impacted.

Revenue Recognition under ASC 606

TripAdvisor generates all of its revenue from contracts with customers. It recognizes revenue when it satisfies a performance obligation by transferring control of the promised services to a customer in an amount that reflects the consideration that it expects to receive in exchange for those services. When TripAdvisor acts as an agent in the transaction under ASC 606, it recognizes revenue for only its commission on the arrangement. TripAdvisor determines revenue recognition through the following steps:

(1)	Identification of the contract, or contracts, with a customer
(2)	Identification of the performance obligations in the contract
(3)	Determination of the transaction price
(4)	Allocation of the transaction price to the performance obligations in the contract
(5)	Recognition of revenue when, or as, TripAdvisor satisfies a performance obligation

At contract inception, TripAdvisor assesses the services promised in its contracts with customers and identifies a performance obligation for each promise to transfer to the customer a service (or bundle of services) that is distinct. To identify the performance obligations, TripAdvisor considers all of the services promised in the contract regardless of whether they are explicitly stated or are implied by customary business practices. TripAdvisor has provided qualitative information about its performance obligations for its principal revenue streams discussed below. There was no significant revenue recognized in the three months ended March 31, 2018 related to performance obligations satisfied in prior periods. TripAdvisor has applied a practical expedient and does not disclose the value of unsatisfied performance obligations that have an original expected duration of less than one year, and TripAdvisor does not have any material unsatisfied performance obligations over one year. The value related to TripAdvisor’s remaining or partially satisfied performance obligations relates to subscription services that are satisfied over time or services that are recognized at a point in time, but not yet achieved.  The timing of services, invoicing and payments are discussed in more detail below and do not include a significant financing component. TripAdvisor’s customer invoices are generally due 30 days from the time of invoicing.

TripAdvisor recognizes an asset for the incremental costs of obtaining a contract with a customer if it expects the benefit of those costs to be longer than one year. TripAdvisor has determined that certain sales incentive programs meet the requirements to be capitalized. Total capitalized costs to obtain a contract were approximately $1 million as of March 31, 2018. These contract costs are amortized on a straight-line basis over the estimated customer life, which is based on historical data. Amortization expense recorded during the three months ended March 31, 2018 was not material. TripAdvisor assesses such assets for impairment when events or circumstances indicate that the carrying amount may not be recoverable.

The recognition of revenue may require the application of judgment related to the determination of the performance obligations, the timing of when the performance obligations are satisfied and other areas. The determination of TripAdvisor’s performance obligations does not require significant judgment given that it generally does not provide multiple services to a customer in a given transaction, and the point in which control is transferred to the customer is readily determinable. In instances where TripAdvisor recognizes revenue over time, it generally has either a subscription service that is recognized over time on a straight-line basis using the time-elapsed output method, or based on other output measures that provide a faithful depiction of the transfer of TripAdvisor’s services. When an estimate for cancellations is

LIBERTY TRIPADVISOR HOLDINGS, INC.

Notes to Condensed Consolidated Financial Statements (continued)

(unaudited)

included in the transaction price, the estimate is based on historical data. The estimate is not material. Taxes assessed by a government authority that are both imposed on and concurrent with a specific revenue–producing transaction, that are collected by TripAdvisor from a customer, are reported on a net basis, or in other words, excluded from revenue on its consolidated financial statements, which is consistent with prior periods. The application of TripAdvisor’s revenue recognition policies and a description of the principal activities, organized by segment, from which it generates revenue, are presented below.

Hotels

TripAdvisor-branded Click-based Advertising and Transaction Revenue. TripAdvisor’s largest source of Hotel revenue is generated from click-based advertising on TripAdvisor-branded websites, which is primarily comprised of contextually-relevant booking links to its travel partners’ sites. TripAdvisor’s click-based travel partners are predominantly online travel agencies, or “OTAs,” and direct suppliers in the hotel category. Click-based advertising is generally priced on a cost-per-click, or “CPC,” basis, with payments from advertisers determined by the number of users who click on a link multiplied by the price that partner is willing to pay for that click, or hotel shopper lead. CPC rates that travel partners are willing to pay are determined in a dynamic, competitive auction process, or metasearch auction. TripAdvisor records click-based advertising revenue as the click occurs and traveler leads are sent to the travel partner websites as the performance obligation is fulfilled at that time. Click-based revenue is generally billed to travel partners on a monthly basis consistent with the timing of the service.

Transaction revenue is generated from TripAdvisor’s instant booking feature, which enables hotel shoppers to book directly with a travel partner, or the merchant of record, without leaving TripAdvisor’s website.  TripAdvisor earns a commission from its travel partner for a user that completes a hotel reservation on TripAdvisor’s website. TripAdvisor’s instant booking revenue includes arrangements where commissions are billable on all instant booking hotel reservations and also includes arrangements where the commission is billable only upon the completion of the traveler’s stay resulting from the reservation. TripAdvisor’s performance obligation in both arrangements is complete at the time of the booking and the commission earned is recognized upon booking, as TripAdvisor has no post-booking service obligations. The amount of revenue recognized for commissions which are billable contingent upon a travelers stay requires an estimate of the impact of cancellations using historical cancellation rates. Contract assets are recognized at the time of booking for commissions that are billable at the time of stay. TripAdvisor is the agent in these transactions under ASC 606.

TripAdvisor-branded Display-based Advertising and Subscription Revenue. Travel partners can promote their brands in a contextually-relevant manner through a variety of display-based advertising placements on TripAdvisor websites. TripAdvisor’s display-based advertising clients are predominately direct suppliers of hotels, airlines and cruises, as well as destination marketing organizations. TripAdvisor also sells display-based advertising to OTAs and other travel related businesses, as well as advertisers from non-travel categories. Display-based advertising is sold predominantly on a cost per thousand impressions basis. The performance obligation in TripAdvisor’s display based advertising business is to display a number of advertising impressions on TripAdvisor’s websites and TripAdvisor recognizes revenue for impressions as they are delivered. Services are generally billed monthly.  TripAdvisor has applied the practical expedient to measure progress toward completion, as it has the right to invoice the customer in an amount that directly corresponds with the value to the customer of TripAdvisor’s performance to date, which is measured based on impressions delivered.

In addition, TripAdvisor offers subscription-based advertising to hotels, B&Bs and other specialty lodging properties. TripAdvisor’s performance obligation is generally to enable subscribers to advertise their business on TripAdvisor’s website, including such information as a website URL, email address and phone number, as well as other information. Subscription advertising is predominantly sold for a flat fee, for a contracted period of time which is predominately one year or less. Subscription advertising services are generally billed in advance of service.  Subscription

LIBERTY TRIPADVISOR HOLDINGS, INC.

Notes to Condensed Consolidated Financial Statements (continued)

(unaudited)

advertising revenue is recognized on a straight-line basis over the period of the subscription service as efforts are expended evenly throughout the contract period. When prepayments are received, TripAdvisor recognizes deferred revenue for the amount of prepayment in excess of revenue recognized until the performance obligation is satisfied.

Other Hotel Revenue. TripAdvisor’s other hotel revenue primarily includes revenue from non-TripAdvisor-branded websites, such as www.bookingbuddy.com, www.cruisecritic.com, and www.onetime.com, which primarily includes click-based advertising and display-based advertising revenue. The performance obligations and timing of customer payments for these brands and methods of recognizing revenue are generally consistent with click-based advertising or display-based advertising revenue, as described above.

Non-Hotel

TripAdvisor provides information and services for users to research, book and experience activities and attractions in popular travel destinations both through Viator, its dedicated Experiences offering, and on its TripAdvisor website and applications. TripAdvisor also powers travel activities and experiences booking capabilities to users for affiliate partners, including some of the world’s top airlines, hotel chains and online and offline travel agencies. TripAdvisor works with local tour or travel activities/experiences operators (“the supplier”) to provide users with access to book tours, activities and experiences (“the activity”) in popular destinations worldwide. TripAdvisor generates commissions for each booking transaction facilitated through its online reservation system. TripAdvisor provides post-booking service to the user until the time of the activity, which is the completion of the performance obligation. Revenue is recognized at the time that the activity occurs. TripAdvisor is an agent in the transaction, under ASC 606, for nearly all of these transactions. TripAdvisor generally collects payment from the user at the time of booking that includes both TripAdvisor’s commission revenue and the amount due to the supplier. TripAdvisor’s commission revenue is recorded as deferred revenue until revenue is recognized, and the amount due to the supplier is recorded to deferred merchant payables on the consolidated balance sheet, until payment is made to the supplier after the completion of the activity. To a lesser extent, TripAdvisor earns commissions from third-party merchant partners, who display and promote TripAdvisor’s supplier activities on their websites to generate bookings. In these transactions, where TripAdvisor is not the merchant of record, TripAdvisor generally invoices and receives commissions directly from the third-party merchant partners. TripAdvisor’s performance obligation is to allow the third-party merchant partners to display and promote its supplier activities on their website and TripAdvisor earns a commission when users book and complete an activity. TripAdvisor’s performance obligation is complete and revenue is recognized at the time of the booking, as TripAdvisor has no post-booking obligations. TripAdvisor recognizes this revenue net of an estimate of the impact of cancellations using historical cancellation rates. Contract assets are recognized for commissions that are billable contingent upon completion of the activity. TripAdvisor is an agent in these transactions, under ASC 606.

TripAdvisor also provides information and services for users to research and book restaurants in popular travel destinations through its dedicated restaurant reservations offering, TheFork, and on TripAdvisor’s website and applications. TheFork is an online restaurant booking platform operating on a number of websites (including www.lafourchette.com, www.eltenedor.com, www.iens.nl and www.dimmi.com.au), with a network of restaurant partners located primarily across Europe and Australia. TripAdvisor’s bookable restaurants are available on www.thefork.com and on TripAdvisor-branded websites and mobile applications. TripAdvisor primarily generates transaction fees (or per seated diner fees) that are paid by restaurants for diners seated primarily from bookings through TheFork’s online reservation system.  The transaction fee is recognized in revenue after the reservation is fulfilled, or as diners are seated by restaurant customers. Revenue is billed monthly when the transaction fees are payable, which is at the time the diner is seated. To a lesser extent, TripAdvisor also generates subscription fees for access to certain online reservation management services and marketing analytic tools provided by TheFork and TripAdvisor. As the performance obligation is to provide restaurants with access to these services over the subscription period, subscription fee revenue is recognized over the period of the subscription service on a straight-line basis as efforts are expended evenly throughout the contract period. Subscription

LIBERTY TRIPADVISOR HOLDINGS, INC.

Notes to Condensed Consolidated Financial Statements (continued)

(unaudited)

fees are generally billable in advance of service. When prepayments are received, TripAdvisor recognizes deferred revenue for the amount of prepayment in excess of revenue recognized until the performance obligation is satisfied.

In addition, TripAdvisor provides information and services for users to research and book vacation and short-term rental properties, including full home rentals, condominiums, villas, beach rentals, cabins and cottages. Rentals generates revenue primarily by offering individual property owners and managers the ability to list their properties on TripAdvisor’s websites and mobile applications thereby connecting homeowners with travelers through a free-to-list, commission-based option or, to a lesser extent, by an annual subscription-based fee structure. These properties are listed on www.flipkey.com, www.holidaylettings.co.uk, www.housetrip.com, www.niumba.com, and www.vacationhomerentals.com, and on TripAdvisor-branded websites and mobile applications. TripAdvisor earns commissions associated with rental transactions through its free-to-list model from both the traveler and the property owner or manager. TripAdvisor provides post-booking service to the traveler and property owners and managers until the time the rental commences, which is the time the performance obligation is completed. Revenue from transaction fees is recognized at the time that the rental commences. TripAdvisor is an agent in these transactions, under ASC 606. TripAdvisor generally collects payment from the traveler at the time of booking that includes TripAdvisor’s commissions, which is recorded as deferred revenue until revenue is recognized, and the amount due to the property owner, which is recorded in deferred merchant payables on the consolidated balance sheet, until payment is made to the property owner after the completion of the rental. Payments for term-based subscription fees related to online advertising services for the listing of rental properties, are generally due in advance.  As the performance obligation is the listing service provided to the property owner or manager over the subscription period, revenue is recognized over the period of the subscription service on a straight-line basis as efforts are expended evenly throughout the contract period. TripAdvisor recognizes deferred revenue for the amount of prepayment in excess of revenue recognized until the performance obligation is satisfied.

Practical Expedients and Exemptions

TripAdvisor expenses costs to obtain a contract as incurred, such as sales commissions, when the amortization period would have been one year or less.

TripAdvisor does not disclose the value of unsatisfied performance obligations for (i) contracts with an original expected length of one year or less and (ii) contracts for which it recognizes revenue at the amount to which it has the right to invoice for services performed.

Impact of Adoption of ASC 606

The impact of this new revenue recognition guidance on TripAdvisor’s unaudited condensed consolidated statement of operations for the three months ended March 31, 2018 was as follows:

	As Reported - ASC 606 March 31, 2018	Impact of Accounting under ASC 606	Adjusted - ASC 605 March 31, 2018
	(in millions)
Revenue	$378	$(4)	$374
Operating income	23	(4)	19
Earnings (loss) before income taxes	21	(4)	17
Income tax (expense) benefit	(16)	1	(15)
Net earnings (loss)	5	(3)	2

The impact of the new guidance was not meaningful as of and for the three months ended March 31, 2018 for the

LIBERTY TRIPADVISOR HOLDINGS, INC.

Notes to Condensed Consolidated Financial Statements (continued)

(unaudited)

unaudited condensed consolidated balance sheet and unaudited condensed consolidated statement of cash flows, respectively.

Disaggregation of Revenue

TripAdvisor disaggregates revenue from contracts with customers into major products/revenue sources. TripAdvisor has determined that disaggregating revenue into these categories achieves the disclosure objective to depict how the nature, amount, timing and uncertainty of revenue and cash flows are affected by economic factors. A reconciliation of disaggregated revenue to total hotel and non-hotel revenue is also included below.

Three months ended March 31, 2018
Major products/revenue sources:	(in millions)
Click-based advertising and transaction revenue	$189
Display-based advertising and subscription revenue	71
Other hotel revenue	39
Total Hotel Revenue (1)	299

Non-Hotel Revenue (1)	79
Total Revenue	$378

(1)	TripAdvisor’s revenue is recognized primarily at a point in time for both Hotel and Non-Hotel revenue.

Contract balances

The following table provides information about the opening and closing balances of accounts receivables and contract assets from contracts with customers (in millions):

	March 31,	December 31,
	2018	2017
Accounts receivable	$269	230
Contract assets	12	—
Total	$281	230

Accounts receivable are recognized when the right to consideration becomes unconditional. Contract assets are rights to consideration in exchange for services that TripAdvisor has transferred to a customer when that right is conditional on something other than the passage of time, such as commission payments that are contingent upon the completion of the service by the principal in the transaction. Contract liabilities generally include payments received in advance of performance under the contract, and are realized as revenue as the performance obligation to the customer is satisfied, which TripAdvisor presents as deferred revenue on its unaudited consolidated balance sheet. During the three months ended March 31, 2018, $41 million was recognized as revenue which was included in the deferred revenue balance at the beginning of the period. The difference between the opening and closing balances of TripAdvisor’s contract assets and deferred revenue primarily results from the timing differences between TripAdvisor’s performance and the customer’s payment. There were no significant changes in contract assets or liabilities during the three months ended March 31, 2018 related to business combinations, impairments, cumulative catch-up or other material adjustments.

LIBERTY TRIPADVISOR HOLDINGS, INC.

Notes to Condensed Consolidated Financial Statements (continued)

(unaudited)

Accounting Pronouncements Not Yet Adopted

In February 2016, the FASB issued new guidance related to accounting for leases. The new standard requires the recognition of assets (right-of-use-assets) and liabilities arising from lease transactions on the balance sheet and the disclosure of key information about leasing arrangements. Accordingly, a lessee will recognize a lease asset for its right to use the underlying asset and a lease liability for the corresponding lease obligation. Both the asset and liability will initially be measured at the present value of the future minimum lease payments over the lease term. The new guidance will classify leases as either finance or operating leases, with classification determining the presentation of expenses and cash flows on the consolidated financial statements. Initial costs directly attributable to negotiating and arranging the lease will be included in the asset. For leases with a term of 12 months or less, a lessee can make an accounting policy election by class of underlying asset to not recognize an asset and corresponding liability. The transition guidance also provides specific guidance for sale and leaseback transactions, build-to-suit leases and amounts previously recognized in accordance with the business combinations guidance for leases. TripAdvisor will also be required to provide additional qualitative and quantitative disclosures regarding the amount, timing and uncertainty of cash flows arising from leases which include, among other things, the computation and disclosure of its weighted average remaining lease term and discount rate, cash paid for amounts included in the measurement of lease liabilities, and supplemental non-cash information on lease liabilities arising from obtaining the right-of-use assets. These disclosures are intended to provide supplemental information to the amounts recorded in the financial statements so that users can better understand the nature of an entity’s leasing activities. This guidance is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018, with early adoption permitted, which will require the recognition and measurement of leases at the beginning of the earliest comparative period presented in the financial statements using a modified retrospective approach. The Company anticipates adopting this new guidance in the first quarter of 2019.

TripAdvisor will continue to evaluate the new lease guidance and is in the process of updating accounting policies, accounting position memos, and evaluating its existing population of contracts to ensure all contracts that meet the definition of a lease contract under the new standard are identified. TripAdvisor is also in the process of implementing additional lease software to support its accounting and reporting process, including the new quantitative and qualitative financial disclosure requirements. In addition, TripAdvisor is evaluating the impact of the system implementation and new accounting guidance on its internal controls. TripAdvisor will continue to provide updates on its assessment of the effect that this new lease guidance will have on its consolidated financial statements, disclosures, systems and related internal controls, and will disclose material effects, if any, when known.

(3) Stock-Based Compensation

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

TripCo has calculated the GDFV for all of its equity classified Awards and any subsequent remeasurement of its liability classified Awards using the Black-Scholes-Merton model. TripCo estimates the expected term of the Awards based on historical exercise and forfeiture data. The volatility used in the calculation for Awards is based on the historical volatility of TripCo common stock and the implied volatility of publicly traded TripCo options. TripCo uses a zero dividend rate and the risk-free rate for Treasury Bonds with a term similar to that of the subject options.

LIBERTY TRIPADVISOR HOLDINGS, INC.

Notes to Condensed Consolidated Financial Statements (continued)

(unaudited)

Included in the accompanying condensed consolidated statements of operations are the following amounts of stock‑based compensation, the majority of which relates to TripAdvisor as discussed below:

	Three months ended
	March 31,
	2018	2017
	amounts in millions
Operating expense	$12	7
Selling, general and administrative expense	18	13
	$30	20

Stock-based compensation expense related to TripAdvisor was $29 million and $19 million for the three months ended March 31, 2018 and 2017, respectively.

TripCo - Outstanding Awards

The following table presents the number and weighted average exercise price (“WAEP”) of the Awards to purchase TripCo common stock granted to certain officers, employees and directors of the Company, as well as the weighted average remaining contractual life and aggregate intrinsic value of the Awards.

			Weighted
			average
			remaining	Aggregate
			contractual	intrinsic
	Series A	WAEP	life	value
	in thousands		in years	in millions
Outstanding at January 1, 2018	681	$14.68
Granted	—	$—
Exercised	—	$—
Forfeited/Cancelled	(149)	$14.12
Outstanding at March 31, 2018	532	$14.83	3.1	$—
Exercisable at March 31, 2018	423	$16.12	2.2	$—

There were no options to purchase shares of Series A common stock granted during the three months ended March 31, 2018. There was no activity during the period related to the outstanding TripCo Series B options.

As of March 31, 2018, the total unrecognized compensation cost related to unvested Awards was approximately $9 million. Such amount will be recognized in the Company's consolidated statements of operations over a weighted average period of approximately 1.5 years.

As of March 31, 2018, TripCo reserved 2.3 million shares of Series A and Series B common stock for issuance under exercise privileges of outstanding stock Awards.

LIBERTY TRIPADVISOR HOLDINGS, INC.

Notes to Condensed Consolidated Financial Statements (continued)

(unaudited)

TripAdvisor Equity Grant Awards

The following table presents the number and WAEP of the Awards to purchase TripAdvisor common stock granted to certain officers, employees and directors of TripAdvisor.

			Weighted
			average
	TripAdvisor		remaining	Aggregate
	stock		contractual	intrinsic
	options	WAEP	life	value
	in thousands		in years	in millions
Outstanding at January 1, 2018	6,853	$52.78
Granted	611	$41.54
Exercised	(196)	$28.21
Cancelled or expired	(72)	$47.80
Outstanding at March 31, 2018	7,196	$52.48	6.7	$10
Exercisable at March 31, 2018	3,428	$54.81	4.7	$5

The weighted average GDFV of options granted was $17.60 for the three months ended March 31, 2018.

As of March 31, 2018, the total unrecognized compensation cost related to unvested TripAdvisor stock options was approximately $55 million and will be recognized over a weighted average period of approximately 3.0 years. The total intrinsic value of stock options exercised for three months ended March 31, 2018 and 2017 was $3 million and $7 million, respectively.

Additionally, during the three months ended March 31, 2018, TripAdvisor granted 2,661 thousand service-based restricted stock units (“RSUs”) and market-based stock units (“MSUs”) under its Amended and Restated 2011 Stock and Annual Incentive Plan. The RSUs’ fair value was measured based on the quoted price of TripAdvisor common stock at the date of grant. As the MSUs provide for vesting based upon TripAdvisor’s total shareholder return, or “TSR,” performance, the potential outcomes of future stock prices and TSR of TripAdvisor and the Nasdaq Composite Total Return Index, was used to calculate the GDFV of these awards. The weighted average GDFV for RSUs and MSUs granted during the three months ended March 31, 2018 was $41.92 per share. As of March 31, 2018, the total unrecognized compensation cost related to TripAdvisor RSUs and MSUs was approximately $312 million and will be recognized over a weighted average period of approximately 3.2 years.

(4) Earnings (Loss) Per Common Share (EPS)

Basic earnings (loss) per common share (“EPS”) is computed by dividing net earnings (loss) attributable to TripCo shareholders by the weighted average number of common shares outstanding (“WASO”) for the period. Diluted EPS presents the dilutive effect on a per share basis of potential common shares as if they had been converted at the beginning

LIBERTY TRIPADVISOR HOLDINGS, INC.

Notes to Condensed Consolidated Financial Statements (continued)

(unaudited)

of the periods presented. Excluded from EPS for the three months ended March 31, 2018 and 2017 are less than a million potential common shares, because their inclusion would be antidilutive.

	Liberty TripAdvisor Holdings Common Stock
	Three months ended
	March 31,
	2018	2017
	number of shares in millions
Basic WASO	75	75
Potentially dilutive shares	—	—
Diluted WASO	75	75

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

The Company’s assets and liabilities measured at fair value are as follows:

	March 31, 2018			December 31, 2017
		Quoted prices	Significant		Quoted prices	Significant
		in active	other		in active	other
		markets for	observable		markets for	observable
		identical assets	inputs		identical assets	inputs
Description	Total	(Level 1)	(Level 2)	Total	(Level 1)	(Level 2)
	amounts in millions
Cash equivalents	$315	315	—	32	23	9
Marketable securities	$20	—	20	62	—	62
Variable postpaid forward	$52	—	52	75	—	75

On June 6, 2016, TripCo entered into a variable postpaid forward transaction with a financial institution with respect to 7 million shares of TripAdvisor common stock held by the Company with a forward floor price of $38.90 per share and a forward cap price of $98.96 per share.  TripCo borrowed $259 million against the variable postpaid forward on June 23, 2016 (see note 6). The asset associated with this instrument is included in the other assets, at cost, net of accumulated amortization in the accompanying condensed consolidated balance sheets.

The fair value of Level 2 cash equivalents and marketable securities were obtained from pricing sources for identical or comparable instruments, rather than direct observations of quoted prices in active markets. Marketable securities are included in other current assets and other assets in the accompanying condensed consolidated balance sheets. The fair value of Level 2 derivative assets were derived from a Black-Scholes-Merton model using observable market data as the significant inputs.

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

(6) Debt

Outstanding debt at March 31, 2018 and December 31, 2017 is summarized as follows:

	March 31,	December 31,
	2018	2017
	amounts in millions
TripAdvisor Credit Facilities	—	230
TripAdvisor Chinese Credit facilities	7	7
TripCo margin loans	212	210
TripCo variable postpaid forward	265	264
Total consolidated TripCo debt	$484	711
Debt classified as current	(7)	(7)
Total long-term debt	$477	704

TripAdvisor Credit Facilities

TripAdvisor is party to a five year credit agreement, with a group of lenders, which, among other things, provides for a $1.2 billion unsecured revolving credit facility (the “2015 Credit Facility”) with a maturity date of May 12, 2022. Borrowings under the 2015 Credit Facility generally bear interest, at TripAdvisor’s option, at a rate per annum equal to either (i) the Eurocurrency Borrowing rate, or the adjusted LIBOR for the interest period in effect for such borrowing; plus an applicable margin ranging from 1.25% to 2.00% (“Eurocurrency Spread”), based on TripAdvisor’s leverage ratio; or (ii) the Alternate Base Rate (“ABR”) Borrowing, which is the greatest of (a) the Prime Rate in effect on such day, (b) the New York Fed Bank Rate in effect on such day plus 1/2 of 1.00% per annum and (c) the Adjusted LIBOR (or LIBOR multiplied by the Statutory Reserve Rate) for an interest period of one month plus 1.00%; in addition to an applicable margin ranging from 0.25% to 1.00%, based on TripAdvisor’s leverage ratio. TripAdvisor may borrow from the 2015 Credit Facility in U.S. dollars, Euros and British pound sterling.

During the three months ended March 31, 2018, TripAdvisor borrowed an additional $5 million and repaid $235 million of its outstanding borrowings on the 2015 Credit Facility. These net repayments were primarily made from a one time cash repatriation of $325 million of foreign earnings to the United States during the three months ended March 31, 2018. As of March 31, 2018, there were no outstanding borrowings under the 2015 Credit Facility. TripAdvisor is also required to pay a quarterly commitment fee, at an applicable rate ranging from 0.15% to 0.30%, on the daily unused portion of the 2015 Credit Facility for each fiscal quarter and additional fees in connection with the issuance of letters of credit. As of March 31, 2018, TripAdvisor’s unused revolver capacity was subject to a commitment fee of 0.15%, given TripAdvisor’s leverage ratio. The 2015 Credit Facility includes $15 million of borrowing capacity available for letters of credit and $40 million for Swing Line borrowings on same-day notice. As of March 31, 2018, TripAdvisor had issued $3 million of outstanding letters of credit under the 2015 Credit Facility.

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

TripAdvisor is party to an uncommitted facility agreement which provides for a $73 million unsecured revolving credit facility (the “2016 Credit Facility,” and together with the 2015 Credit Facility, the “TripAdvisor Credit Facilities”) with no specific expiration date.  The 2016 Credit Facility is available at the lender’s discretion and can be canceled at any time. Repayment terms for borrowings under the 2016 Credit Facility are generally one to six month periods or such other periods as the parties may mutually agree and bear interest at LIBOR plus 112.5 basis points.  TripAdvisor may borrow from the 2016 Credit Facility in U.S. dollars only and it may voluntarily repay any outstanding borrowing at any time without premium or penalty. There are no specific financial or incurrence covenants.

TripAdvisor repaid all outstanding borrowings on the 2016 Credit Facility of $73 million during the three months ended March 31, 2017. As of March 31, 2018 and December 31, 2017, there were no outstanding borrowings under the 2016 Credit Facility.

TripAdvisor Chinese Credit Facilities

In addition to borrowings under the Trip Advisor Credit Facilities, TripAdvisor maintains two credit facilities in China (jointly, the “TripAdvisor Chinese Credit Facilities”).

TripAdvisor’s Chinese subsidiary is party to a $30 million, one-year revolving credit facility with Bank of America (the “Chinese Credit Facility—BOA”) that is currently subject to review on a periodic basis with no specific expiration period. Borrowings under the Chinese Credit Facility—BOA generally bear interest at a rate based on the People’s Bank of China benchmark, including certain adjustments which may be made in accordance with market conditions at the time of borrowing. As of March 31, 2018 and December 31, 2017, there were no outstanding borrowings under the Chinese Credit Facility—BOA.

In addition, TripAdvisor’s Chinese subsidiary is party to a RMB 70,000,000 (approximately $11 million) one-year revolving credit facility with J.P. Morgan Chase Bank (the “Chinese Credit Facility—JPM”). Borrowings under the Chinese Credit Facility—JPM generally bear interest at a rate based on the People’s Bank of China benchmark, including certain adjustments which may be made in accordance with market conditions at the time of borrowing.  As of both March 31, 2018 and December 31, 2017, TripAdvisor had $7 million of outstanding borrowings from the Chinese Credit Facility—JPM at a weighted average rate of 4.98% and 5.00%, respectively.

LIBERTY TRIPADVISOR HOLDINGS, INC.

Notes to Condensed Consolidated Financial Statements (continued)

(unaudited)

TripCo Margin Loans and Variable Postpaid Forward

On August 21, 2014, a wholly owned subsidiary of TripCo (“TripSPV”) entered into two margin loan agreements, which aggregated total borrowings of $400 million. Interest on the margin loans accrues at a rate of 3.65% plus LIBOR for six months and 3.25% plus LIBOR thereafter. Interest on the margin loans was paid in kind and added to the principal amount on the loans.

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

During the three months ended March 31, 2018 and 2017, TripCo recorded $2 million and $1 million of non-cash interest related to the amended margin loans and variable postpaid forward, respectively.

As of March 31, 2018, the values of TripAdvisor’s shares pledged as collateral pursuant to the margin loan agreements and variable postpaid forward, determined based on the trading price of the Common Stock and on an as-if converted basis for the Class B Common Stock, are as follows:

	Number of Shares
	Pledged as
	Collateral as of	Share value as of
Pledged Collateral	March 31, 2018	March 31, 2018
	amounts in millions
Common Stock	18.2	$743
Class B Common Stock	12.8	$523

The outstanding margin loans contain various affirmative and negative covenants that restrict the activities of the borrower. The loan agreements do not include any financial covenants.

LIBERTY TRIPADVISOR HOLDINGS, INC.

Notes to Condensed Consolidated Financial Statements (continued)

(unaudited)

Debt Covenants

As of March 31, 2018, each of the Company and TripAdvisor was in compliance with its respective debt covenants.

(7) Commitments and Contingencies

Litigation

In the ordinary course of business, the Company and its subsidiaries are parties to legal proceedings and claims arising out of our operations. These matters may relate to claims involving alleged infringement of third‑party intellectual property rights, defamation, taxes, regulatory compliance and other claims. Although it is reasonably possible that the Company may incur losses upon conclusion of such matters, an estimate of any loss or range of loss cannot be made. In the opinion of management, it is expected that amounts, if any, which may be required to satisfy such contingencies will not be material in relation to the accompanying condensed consolidated financial statements.

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

TripCo defines Adjusted OIBDA as revenue less operating expenses, and selling, general and administrative expenses (excluding stock‑based compensation), adjusted for specifically identified non-recurring transactions. TripCo believes this measure is an important indicator of the operational strength and performance of its businesses, including each business’s ability to service debt and fund capital expenditures. In addition, this measure allows management to view operating results, and perform analytical comparisons and benchmarking between businesses and identify strategies to improve performance. This measure of performance excludes depreciation and amortization, equity settled liabilities (including stock‑based compensation), separately reported litigation settlements and restructuring and impairment charges that are included in the measurement of operating income pursuant to GAAP. Accordingly, Adjusted OIBDA should be considered in addition to, but not as a substitute for, operating income, net income, cash flow provided by operating activities and other measures of financial performance prepared in accordance with GAAP. TripCo generally accounts for intersegment sales and transfers as if the sales or transfers were to third parties, that is, at current prices.

For the three months ended March 31, 2018, TripCo has identified the following consolidated company as its reportable segment:

•	TripAdvisor - an online travel research company, empowering users to plan and maximize their travel experience.

TripAdvisor’s accounting policies are the same as those described in the Company’s Summary of Significant Accounting Policies included in the Annual Report on Form 10-K for the year ended December 31, 2017.

LIBERTY TRIPADVISOR HOLDINGS, INC.

Notes to Condensed Consolidated Financial Statements (continued)

(unaudited)

Performance Measures

	Three months ended March 31,
	2018		2017
		Adjusted		Adjusted
	Revenue	OIBDA	Revenue	OIBDA
	amounts in millions
TripAdvisor	$378	80	372	73
Corporate and other	—	(2)	6	(4)
Consolidated TripCo	$378	78	378	69

Other Information

	March 31, 2018
	Total	Capital
	assets	expenditures
	amounts in millions
TripAdvisor	$5,319	15
Corporate and other	73	—
Consolidated TripCo	$5,392	15

The following table provides a reconciliation of Consolidated segment Adjusted OIBDA to Operating income (loss) and Earnings (loss) before income taxes:

	Three months
	ended March 31,
	2018	2017
	amounts in millions
Consolidated segment Adjusted OIBDA	$78	69
Stock-based compensation	(30)	(20)
Depreciation and amortization	(39)	(56)
Operating income (loss)	9	(7)
Interest expense	(6)	(5)
Realized and unrealized gain (losses) on financial instruments, net	(23)	6
Other, net	1	1
Earnings (loss) before income taxes	$(19)	(5)

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Certain statements in this Quarterly Report on Form 10-Q constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, including statements regarding our business, product and marketing strategies; new service offerings; the recoverability of our goodwill and other long-lived assets; our projected sources and uses of cash; and the anticipated impact of certain contingent liabilities related to legal and tax proceedings and other matters arising in the ordinary course of business. Forward-looking statements inherently involve many risks and uncertainties that could cause actual results to differ materially from those projected in these statements. Where, in any forward-looking statement, we express an expectation or belief as to future results or events, such expectation or belief is expressed in good faith and believed to have a reasonable basis, but such statements necessarily involve risks and uncertainties and there can be no assurance that the expectation or belief will result or be achieved or accomplished. The following include some but not all of the factors that could cause actual results or events to differ materially from those anticipated:

•	customer demand for products and services and the ability of our subsidiary to adapt to changes in demand;
•	competitor responses to products and services;
•	the levels and quality of online traffic to TripAdvisor, Inc.’s (“TripAdvisor”) businesses’ websites and the ability to convert visitors into contributors or consumers;
•	the expansion of social integration and member acquisition efforts with social media;
•	the impact of changes in search engine algorithms and dynamics or search engine disintermediation;
•	uncertainties inherent in the development and integration of new business lines and business strategies;
•	our future financial performance, including availability, terms and deployment of capital;
•	our ability to successfully integrate and recognize anticipated efficiencies and benefits from the businesses we acquire;
•	impairment of goodwill or other intangible assets such as trademarks or other intellectual property;
•	the ability of suppliers and vendors to deliver equipment, software and services;
•	availability of qualified personnel;
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

During the fourth quarter of 2017, TripCo recorded impairment losses related to TripAdvisor’s trademarks and goodwill. TripCo will continue to evaluate if there are events or circumstances that indicate additional impairments may have occurred.

For additional risk factors, please see Part I, Item 1A of the Annual Report on Form 10-K for the year ended December 31, 2017. These forward-looking statements and such risks, uncertainties and other factors speak only as of the date of this Quarterly Report, and we expressly disclaim any obligation or undertaking to disseminate any updates or revisions to any forward-looking statement contained herein, to reflect any change in our expectations with regard thereto, or any other change in events, conditions or circumstances on which any such statement is based.

The following discussion and analysis provides information concerning our results of operations and financial condition. This discussion should be read in conjunction with our accompanying condensed consolidated financial statements and the notes thereto.

See note 2 to the accompanying condensed consolidated financial statements for an overview of new accounting standards that we have adopted or that we plan to adopt that have had or may have an impact on our financial statements.

Overview

The accompanying financial statements and the other information herein refer to the consolidation of TripAdvisor and BuySeasons, Inc. (“BuySeasons”) as “TripCo,” “Consolidated TripCo,” the “Company,” “us,” “we” and “our” unless the context otherwise requires.  The results of BuySeasons are included in the accompanying condensed consolidated financial results of TripCo until June 30, 2017. We own an approximate 22% economic interest and 57% voting interest in TripAdvisor as of March 31, 2018.  All significant intercompany accounts and transactions have been eliminated in the accompanying condensed consolidated financial statements.

On June 30, 2017, TripCo sold BuySeasons. BuySeasons is not presented as a discontinued operation as the sale did not represent a strategic shift that had a major effect on TripCo’s operations and financial results.

Our “Corporate and other” category includes our former interest in BuySeasons and corporate expenses.

Results of Operations—Consolidated—March 31, 2018 and 2017

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

	Three months ended
	March 31,
	2018	2017
	amounts in millions
Revenue
TripAdvisor	$378	372
Corporate and other	—	6
Consolidated TripCo	$378	378
Operating Income (Loss)
TripAdvisor	$12	(2)
Corporate and other	(3)	(5)
Consolidated TripCo	$9	(7)
Adjusted OIBDA
TripAdvisor	$80	73
Corporate and other	(2)	(4)
Consolidated TripCo	$78	69

Revenue.  Our consolidated revenue remained flat during the three months ended March 31, 2018,  as compared to the corresponding period in the prior year, due to increases of $6 million at TripAdvisor, offset by a $6 million decrease for corporate and other revenue for the three months ended March 31, 2018, as compared to the corresponding period in the prior year. On June 30, 2017, TripCo sold BuySeasons, the only consolidated subsidiary in Corporate and other. See “Results of Operations—TripAdvisor” below for a more complete discussion of the results of operations of TripAdvisor.

Operating Income (Loss).  Our consolidated operating results increased by $16 million for the three months ended March 31, 2018, as compared to the corresponding period in the prior year. The increase for the three months ended March 31, 2018 was due to a decrease in amortization expense related to intangible assets acquired in the acquisition of TripAdvisor, resulting from the full amortization of such assets. The decrease in amortization expense was partially offset by increases in stock-based compensation.  See “Results of Operations—TripAdvisor” below for a more complete discussion of the results of operations of TripAdvisor.

Adjusted OIBDA.  We define Adjusted OIBDA as revenue less operating expenses and selling, general and administrative (“SG&A”) expenses (excluding stock-based compensation), adjusted for specifically identified non-recurring transactions. Our chief operating decision maker and management team use this measure of performance in conjunction with other measures to evaluate our business and make decisions about our resources. We believe this is an important indicator of the operational strength and performance of our businesses, including each business’s ability to service debt and fund capital expenditures. In addition, this measure allows us to view operating results, perform analytical comparisons and benchmarking between businesses and identify strategies to improve performance. This measure of performance excludes such costs as depreciation and amortization, stock‑based compensation and restructuring and impairment charges that are included in the measurement of operating income pursuant to U.S. generally accepted accounting principles (“GAAP”). Accordingly, Adjusted OIBDA should be considered in addition to, but not as a substitute for, operating income, net income, cash flow provided by operating activities and other measures of financial performance prepared in accordance with GAAP. See note 8 to the accompanying condensed consolidated financial statements for a reconciliation of Adjusted OIBDA to operating income (loss) and earnings (loss) before income taxes.

Consolidated Adjusted OIBDA increased $9 million during the three months ended March 31, 2018, as compared to the corresponding period in the prior year. These changes were primarily due to the operating results of TripAdvisor. See “Results of Operations—TripAdvisor” below for a more complete discussion of the results of operations of TripAdvisor.

Other Income and Expense

Components of Other income (expense) are presented in the table below.

	Three months ended
	March 31,
	2018	2017
	amounts in millions
Interest expense
TripAdvisor	$(3)	(3)
Corporate and other	(3)	(2)
Consolidated TripCo	$(6)	(5)
Realized and unrealized gains (losses) on financial instruments, net
TripAdvisor	$—	—
Corporate and other	(23)	6
Consolidated TripCo	$(23)	6
Other, net
TripAdvisor	$1	1
Corporate and other	—	—
Consolidated TripCo	$1	1

Interest expense.  Interest expense increased $1 million for the three months ended March 31, 2018, as compared to the corresponding period in the prior year.  Interest expense primarily consists of interest accrued, commitment fees and debt issuance cost amortization. TripAdvisor’s interest expense remained flat during the three months ended March 31, 2018,  as compared to the corresponding period in the prior year. Interest expense for Corporate and other increased $1 million for the three months ended March 31, 2018,  as compared to the corresponding period in the prior year, due to higher interest rates on outstanding borrowings.

Realized and unrealized gains (losses) on financial instruments, net. Realized and unrealized gains (losses) on financial instruments, net is primarily comprised of the change in the fair value of the variable postpaid forward as described in notes 5 and 6 to the accompanying condensed consolidated financial statements.

Other, net.  Other, net expense remained flat for the three months ended March 31, 2018,  as compared to the corresponding period in the prior year.

Income taxes.    During the three months ended March 31, 2018 and 2017, we had losses before income taxes of  $19 million and $5 million, respectively, and we had income tax expenses of $16 million and $4 million, respectively. For the three months ended March 31, 2018, the Company recognized additional tax expense related to the recognition of deferred tax liabilities for basis differences in the stock of a consolidated subsidiary, the recognition of excess tax benefits and shortfalls related to stock-based compensation and the recognition of additional 2017 transition tax on the deemed repatriation of foreign earnings. For the three months ended March 31, 2017, the Company recognized additional tax expense related to changes in valuation allowance, changes in unrecognized tax benefits and the recognition of excess tax benefits and shortfalls related to share-based compensation. These expense items were partially offset by the tax benefit of earnings in foreign jurisdictions taxed at a rate lower than the U.S. federal tax rate and an increase in federal tax credits.

 Net earnings (loss).  We had net losses of $35 million and $9 million for the three months ended March 31, 2018 and 2017, respectively.  The change in net earnings was the result of the above described fluctuations in our revenue and expenses.

Liquidity and Capital Resources

As of March 31, 2018,  substantially all of our cash and cash equivalents consist of cash on hand in global financial institutions, money market funds and marketable securities with maturities of 90 days or less at the date of purchase.

The following are potential sources of liquidity: available cash balances, proceeds from asset sales, monetization of our investments, outstanding or anticipated debt facilities, debt and equity issuances, and dividend and interest receipts.

As of March 31, 2018,  TripCo had a cash balance of $656 million. Approximately $635 million of the cash balance, at March 31, 2018, is held at TripAdvisor. Although TripCo has a 57% voting interest in TripAdvisor, TripAdvisor is a separate public company with a significant non‑controlling interest, as TripCo has only a 22% economic interest in TripAdvisor. Even though TripCo controls TripAdvisor through its voting interest and board representation, decision making with respect to using TripAdvisor’s cash balances must consider TripAdvisor’s minority holders. Accordingly, any potential distributions of cash from TripAdvisor to TripCo would generally be on a pro rata basis based on economic ownership interests. Covenants in TripAdvisor’s debt instruments also restrict the payment of dividends and cash distributions to stockholders. Approximately $316 million of the TripAdvisor cash and cash equivalents balance is held by foreign subsidiaries.

During the three months ended March 31, 2018, TripAdvisor borrowed an additional $5 million and repaid $235 million of outstanding borrowings under the 2015 Credit Facility (as defined in note 6 to the accompanying condensed consolidated financial statements). These net repayments were primarily made from a one-time repatriation of $325 million of foreign earnings to the United States. Cumulative undistributed earnings of foreign subsidiaries that TripAdvisor intends to indefinitely reinvest outside of the United States totaled approximately $569 million as of March 31, 2018. Should TripAdvisor distribute, or be treated under certain U.S. tax rules as having distributed, the earnings of foreign subsidiaries in the form of dividends or otherwise, TripAdvisor may be subject to U.S. income taxes. To date, TripAdvisor has permanently reinvested its foreign earnings outside of the United States and it currently does not intend to repatriate these earnings to fund U.S. operations. The amount of any unrecognized deferred income tax on this temporary difference is not material.

Historically, TripAdvisor’s operating cash flows have been sufficient to fund its working capital requirements, capital expenditures and long term debt obligations and other financial commitments and are expected to be sufficient in future periods.

	Three months ended
	March 31,
	2018	2017
	amounts in millions
Cash flow information
TripAdvisor cash provided (used) by operating activities	$174	134
Corporate and other cash provided (used) by operating activities	(1)	(7)
Net cash provided (used) by operating activities	$173	127

TripAdvisor cash provided (used) by investing activities	$28	98
Corporate and other cash provided (used) by investing activities	—	—
Net cash provided (used) by investing activities	$28	98

TripAdvisor cash provided (used) by financing activities	$(246)	(114)
Corporate and other cash provided (used) by financing activities	—	—
Net cash provided (used) by financing activities	$(246)	(114)

During the three months ended March 31, 2018, TripCo’s primary use of cash was net debt repayments of $230 million. TripCo’s primary sources of cash included cash on hand, cash provided by operations and approximately  $44 million in sales and maturities of short term investments and other marketable securities.

The projected use of TripCo’s corporate cash will primarily be to pay fees (not expected to exceed $4 million annually) to Liberty Media Corporation (“Liberty Media”) for providing certain services pursuant to the services agreement and the facilities sharing agreement that TripCo entered into with Liberty Media or its subsidiaries,  and to pay any other corporate level expenses. We anticipate that TripCo’s corporate cash balance (without other financial resources potentially available as discussed above) to be sufficient to maintain operations through a refinancing arrangement on the margin loans and the variable postpaid forward described in notes 5 and 6 to the accompanying condensed consolidated financial statements.  The debt service costs of the two margin loan agreements (the “Margin Loan Agreements”) entered into by our bankruptcy remote wholly-owned subsidiary are paid in kind and become outstanding principal. In addition, debt service costs accrue on the variable postpaid forward borrowing described in note 6 to the accompanying condensed consolidated financial statements. At maturity, the accreted loan amount due under the variable postpaid forward is approximately $272 million. At the maturity of the Margin Loan Agreements, a number of options are available to satisfy the obligation as discussed above in potential sources of liquidity.

TripAdvisor’s available cash and marketable securities, combined with expected cash flows generated by operating activities and available cash from its credit facilities, are expected to be sufficient to fund TripAdvisor’s foreseeable working capital requirements, capital expenditures, existing business growth initiatives, debt obligations, lease commitments, and other financial commitments through at least the next twelve months. TripAdvisor’s future capital requirements may also include capital needs for acquisitions, share repurchases, and/or other expenditures in support of its business strategy, thus may potentially reduce TripAdvisor’s cash balance and/or increase its debt.

Results of Operations—TripAdvisor

TripAdvisor, Inc.  Our economic ownership interest in TripAdvisor is approximately 22% and TripCo’s results include the consolidated results of TripAdvisor and the elimination of approximately 78% of TripAdvisor’s net income (loss), including purchase accounting adjustments, through the line item for net earnings (loss) attributable to noncontrolling interests in the accompanying condensed consolidated statements of operations. TripAdvisor is a separate publicly traded company and additional information about TripAdvisor can be obtained through its website and its public filings. The information on that website and in those reports is not incorporated by reference into this report. We believe a discussion of TripAdvisor’s standalone results promotes a better understanding of the overall results of its business. TripAdvisor’s revenue, Adjusted OIBDA and operating income on a standalone basis for the three months ended March 31, 2018 and 2017 were as follows (see tables below for a reconciliation of TripAdvisor’s standalone results to those amounts reported by TripCo):

	Three months ended
	March 31,
	2018	2017
	amounts in millions
Revenue
Hotel	$299	314
Non-Hotel	79	58
Total revenue	378	372
Operating expense	75	69
SG&A	223	230
Adjusted OIBDA	80	73
Stock-based compensation	29	19
Depreciation and amortization	28	27
Operating income as reported by TripAdvisor	$23	27

Revenue

TripAdvisor’s Hotel revenue decreased $15 million during the three months ended March 31, 2018,  when compared to the same period in the prior year. The decrease in Hotel revenue is detailed as follows:

	Three months ended
	March 31,
	2018	2017
	amounts in millions
TripAdvisor-branded click-based and transaction	$189	211
TripAdvisor-branded display-based advertising and subscription	71	65
Other hotel revenue	39	38
Total Hotel revenue	$299	314

TripAdvisor-branded click-based and transaction revenue includes cost-per-click-based advertising revenue from its TripAdvisor-branded websites as well as transaction-based revenue from its hotel instant booking feature. For the three months ended March 31, 2018 and 2017,  63% and 67%, respectively, of TripAdvisor’s total Hotel revenue was derived from its TripAdvisor-branded click-based and transaction revenue. TripAdvisor-branded click-based and transaction revenue decreased $22 million during the three months ended March 31, 2018, when compared to the same period in 2017, primarily due to a decrease of 11% in revenue per hotel shopper.

Revenue per hotel shopper decreased 11% during the three months ended March 31, 2018, when compared to the same period in 2017,  according to TripAdvisor’s internal log files. The decrease was primarily driven by lower cost-per-clicks (“CPCs”) in TripAdvisor’s click-based metasearch auction, the optimizing of TripAdvisor’s marketing investment mix from online to offline channels, as well as the general trend of a greater percentage of hotel shoppers visiting TripAdvisor-branded websites and apps on mobile phones, partially offset by favorable foreign currency fluctuation impacts when compared to the same period in 2017.

TripAdvisor’s aggregate average monthly unique hotel shoppers on TripAdvisor-branded websites remained flat during the three months ended March 31, 2018, when compared to the same periods in 2017, according to TripAdvisor’s internal log files. In the quarter ended March 31, 2018, TripAdvisor continued to experience the general trend of an increasing number of hotel shoppers visiting TripAdvisor’s websites and apps on mobile phones; however, this increase was partially offset by the optimizing of TripAdvisor’s marketing investment mix from online to offline channels, which is a current headwind to hotel shoppers, as discussed above.

TripAdvisor-branded display-based advertising and subscription revenue primarily consists of revenue from display-based advertising and subscription-based hotel advertising revenue.  TripAdvisor-branded display-based advertising and subscription revenue increased by $6 million or 9%, during the three months ended March 31, 2018, when compared to the same period in 2017.  The majority of the increase was from TripAdvisor’s display-based advertising revenue, which was primarily due to an increase in impressions sold, partially offset by the general trend of an increasing percentage of traffic visiting TripAdvisor’s websites and apps on mobile phones.

TripAdvisor’s other hotel revenue primarily includes revenue from non-TripAdvisor branded websites, such as bookingbuddy.com,  cruisecritic.com, and onetime.com, including click-based advertising revenue and display-based advertising revenue generated through these websites. Other hotel revenue remained relatively flat during the three months ended March 31, 2018,  when compared to the same period in 2017.

TripAdvisor’s Non-Hotel revenue increased by $21 million, or 36%, during the three months ended March 31, 2018, when compared to the same periods in 2017,  primarily driven by increased bookings in TripAdvisor’s Experiences and Restaurants businesses and to a lesser extent, favorable foreign currency fluctuation impacts, when compared to the same period in 2017.

TripAdvisor’s Experiences offerings continued to generate strong revenue growth, driven by the following factors: growth in bookings sourced by TripAdvisor, bookable supply growth, as well as growth in free and paid traffic sources. Another contributing factor is the improved shopping experience from the new features in Experiences, such as instant booking for mobile phone, which enables users to purchase tickets and tours seamlessly as well as other key feature improvements.

Continued strong revenue growth in Restaurant offerings was attributed to seated diner growth, mobile bookings growth, user experience improvements and increased bookable supply of restaurant listings, as well as increased revenue from TripAdvisor’s websites.

Rentals’ revenue was relatively flat, when compared to the same period in 2017, primarily due to the continued migration of its subscription model to its free-to-list model, which TripAdvisor believes will have a longer term return, partially offset by the growth in its free-to-list revenue in 2018 as compared to the same period in 2017.

Operating expense

The most significant driver of operating expense is technology and content costs, which increased $3 million during the three months ended March 31, 2018, when compared to the same periods in 2017. The increase was primarily due to an increase in personnel and overhead costs to support the business growth in TripAdvisor’s Non-Hotel businesses.

Selling, general and administrative

Selling and marketing costs consist of direct selling and marketing costs and indirect costs, such as personnel and overhead. Selling and marketing costs decreased $10 million during the three months ended March 31, 2018, when compared to the same period in 2017,  primarily due to decreased search engine marketing and online traffic acquisition costs of $38 million in TripAdvisor’s Hotel business, partially offset by its television advertising campaign spend of $24 million in its Hotel business during the three months ended March 31, 2018 which TripAdvisor did not incur during the three months ended March 31, 2017.

General and administrative costs increased $3 million during the three months ended March 31, 2018, when compared to the same periods in 2017. The increase for the three months ended March 31, 2018 was due to increases in personnel and overhead costs and professional service fees. Professional service fees and other increased $2 million during the three months ended March 31, 2018, when compared to the same period in 2017, primarily due to an increase in bad debt expense and consulting costs.

Operating income (loss)

Operating income, on a standalone basis, was impacted by the above explanations, combined with a decrease in the amortization of capitalized software and web development costs and amortization of intangible assets acquired from recent TripAdvisor acquisitions.

The following is a reconciliation of the results as reported by TripAdvisor, used for comparison purposes as discussed above, for a greater understanding of the standalone operations of TripAdvisor, to the results reported by TripCo (amounts in millions):

	Three months ended March 31, 2018
		Purchase
	As Reported by	Accounting	As Reported by
	TripAdvisor	Adjustments	TripCo
Revenue	$378	—	378
Operating expense, excluding stock-based compensation	(75)	—	(75)
Selling, general and administrative, excluding stock-based compensation	(223)	—	(223)
Adjusted OIBDA	80	—	80
Stock-based compensation	(29)	—	(29)
Depreciation and amortization	(28)	(11)	(39)
Operating income (loss)	$23	(11)	12

	Three months ended March 31, 2017
		Purchase
	As Reported by	Accounting	As Reported by
	TripAdvisor	Adjustments	TripCo
Revenue	$372	—	372
Operating expense, excluding stock-based compensation	(69)	—	(69)
Selling, general and administrative, excluding stock-based compensation	(230)	—	(230)
Adjusted OIBDA	73	—	73
Stock-based compensation	(19)	—	(19)
Depreciation and amortization	(27)	(29)	(56)
Operating income (loss)	$27	(29)	(2)

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

We are exposed to changes in interest rates primarily as a result of our borrowing and investment activities, which include investments in fixed and floating rate debt instruments and borrowings used to maintain liquidity and to fund business operations. The nature and amount of our long‑term and short‑term debt are expected to vary as a result of future requirements, market conditions and other factors. We expect to manage our exposure to interest rates by maintaining what we believe is an appropriate mix of fixed and variable rate debt. We believe this best protects us from interest rate risk. We expect to achieve this mix by (i) issuing fixed rate debt that we believe has a low stated interest rate and significant term to maturity, (ii) issuing variable rate debt with appropriate maturities and interest rates, and (iii) entering into interest rate swap arrangements when we deem appropriate. As of March 31, 2018, our debt is comprised of the following amounts:

	Variable rate debt		Fixed rate debt
	Principal	Weighted avg	Principal	Weighted avg
	amount	interest rate	amount	interest rate
	amount in millions
TripAdvisor	$7	5.0%	—	N/A
TripCo debt	$212	4.1%	265	1.3%

TripCo is exposed to foreign exchange rate fluctuations related primarily to the monetary assets and liabilities and the financial results of TripAdvisor’s foreign subsidiaries. Assets and liabilities of foreign subsidiaries for which the functional currency is the local currency are translated into U.S. dollars at period‑end exchange rates, and the statements of operations generally are translated at the average exchange rate for the period. Exchange rate fluctuations on translating foreign currency financial statements into U.S. dollars that result in unrealized gains or losses are referred to as translation adjustments. Cumulative translation adjustments are recorded in accumulated other comprehensive earnings (loss) as a separate component of stockholders’ equity. Transactions denominated in currencies other than the functional currency are recorded based on exchange rates at the time such transactions arise. Subsequent changes in exchange rates result in transaction gains and losses, which are reflected in income as unrealized (based on period‑end translations) or realized upon settlement of the transactions. Cash flows from our operations in foreign countries are translated at the average rate for the period. Accordingly, TripCo may experience economic loss and a negative impact on earnings and equity with respect to our holdings solely as a result of foreign currency exchange rate fluctuations.

Item 4. Controls and Procedures.

In accordance with Rules 13a-15 and 15d-15 under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), the Company carried out an evaluation, under the supervision and with the participation of management, including its chief executive officer and its principal accounting and financial officer (the "Executives"), of the effectiveness of its disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, the Executives concluded that the Company's disclosure controls and procedures were effective as of March 31, 2018 to provide reasonable assurance that information required to be disclosed in its reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms.

There has been no change in the Company's internal control over financial reporting that occurred during the three months ended March 31, 2018 that has materially affected, or is reasonably likely to materially affect, its internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

253 shares of Liberty TripAdvisor Holdings, Inc. Series A common stock were surrendered by our officers and employees to pay withholding taxes and other deductions in connection with the vesting of their restricted stock during the three months ended March 31, 2018.

Item 6. Exhibits

(a)	Exhibits

Listed below are the exhibits which are filed as a part of this Report (according to the number assigned to them in Item 601 of Regulation S-K):

Exhibit No.	Name

10.1	Amendment, dated March 14, 2018, of certain Liberty TripAdvisor Holdings, Inc. incentive plans.*
31.1	Rule 13a-14(a)/15d-14(a) Certification*
31.2	Rule 13a-14(a)/15d-14(a) Certification*
32	Section 1350 Certification**
101.INS	XBRL Instance Document*
101.SCH	XBRL Taxonomy Extension Schema Document*
101.CAL	XBRL Taxonomy Calculation Linkbase Document*
101.LAB	XBRL Taxonomy Label Linkbase Document*
101.PRE	XBRL Taxonomy Presentation Linkbase Document*
101.DEF	XBRL Taxonomy Definition Document*

*    Filed herewith

**  Furnished herewith

II-1

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LIBERTY TRIPADVISOR HOLDINGS, INC.

Date: May 9, 2018	By:	/s/ GREGORY B. MAFFEI
Gregory B. Maffei Chairman, President and Chief Executive Officer

Date: May 9, 2018	By:	/s/ BRIAN J. WENDLING
Brian J. Wendling Senior Vice President and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

II-2