Form 10-Q
period 2018-06-30
Liberty TripAdvisor Holdings, Inc.
filed 2018-08-01
CIK 1606745

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2018

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

Indicate by check mark whether the registrant is a shell company as defined in Rule 12b-2 of the Exchange Act. Yes ☐    No ☒

The number of outstanding shares of Liberty TripAdvisor Holdings, Inc. common stock as of July 16, 2018 was:

	Series A	Series B
Liberty TripAdvisor Holdings, Inc. common stock	72,129,470	2,929,777

Part I – Financial Information

LIBERTY TRIPADVISOR HOLDINGS, INC.

Condensed Consolidated Balance Sheets

(unaudited)

	June 30,	December 31,
	2018	2017
	amounts in millions
Assets
Current assets:
Cash and cash equivalents	$685	695
Accounts receivable and contract assets, net of allowance for doubtful accounts of $18 million and $16 million, respectively	300	230
Other current assets	75	120
Total current assets	1,060	1,045
Property and equipment, at cost	231	226
Accumulated depreciation	(72)	(61)
	159	165
Intangible assets not subject to amortization:
Goodwill	2,450	2,445
Trademarks	1,272	1,272
	3,722	3,717
Intangible assets subject to amortization, net	355	382
Other assets, at cost, net of accumulated amortization	97	175
Total assets	$5,393	5,484

             (continued)

See accompanying notes to condensed consolidated financial statements.

LIBERTY TRIPADVISOR HOLDINGS, INC.

Condensed Consolidated Balance Sheets (Continued)

(unaudited)

	June 30,	December 31,
	2018	2017
	amounts in millions
Liabilities and Equity
Current liabilities:
Deferred merchant and other payables	$364	164
Accrued liabilities	158	135
Current portion of debt (note 6)	214	7
Deferred revenue	104	60
Other current liabilities	5	6
Total current liabilities	845	372
Long-term debt (note 6)	266	704
Deferred income tax liabilities	330	332
Other liabilities	306	323
Total liabilities	1,747	1,731
Equity:
Preferred stock, $.01 par value. Authorized shares 50,000,000; no shares issued.	—	—
Series A common stock, $.01 par value. Authorized 200,000,000 shares; issued and outstanding 72,129,459 shares at June 30, 2018 and 72,127,285 at December 31, 2017	1	1
Series B common stock, $.01 par value. Authorized shares 7,500,000; issued and outstanding 2,929,777 shares at June 30, 2018 and December 31, 2017	—	—
Series C common stock, $.01 par value. Authorized 200,000,000 shares; no shares issued.	—	—
Additional paid-in capital	224	250
Accumulated other comprehensive earnings (loss), net of taxes	(25)	(23)
Retained earnings	127	196
Total stockholders' equity	327	424
Noncontrolling interests in equity of subsidiaries	3,319	3,329
Total equity	3,646	3,753
Commitments and contingencies (note 7)
Total liabilities and equity	$5,393	5,484

See accompanying notes to condensed consolidated financial statements.

LIBERTY TRIPADVISOR HOLDINGS, INC.

Condensed Consolidated Statements of Operations

(unaudited)

	Three months ended		Six months ended
	June 30,		June 30,
	2018	2017	2018	2017
	amounts in millions, except
	per share amounts
Service revenue	$433	424	811	796
Other revenue	—	7	—	13
Total revenue, net	433	431	811	809
Operating costs and expenses:
Operating expense, including stock-based compensation (note 3)	92	92	179	176
Selling, general and administrative, including stock-based compensation (note 3)	266	271	509	516
Depreciation and amortization	41	55	80	111
	399	418	768	803
Operating income (loss)	34	13	43	6
Other income (expense):
Interest expense	(6)	(7)	(12)	(12)
Realized and unrealized gains (losses) on financial instruments, net	(42)	13	(65)	19
Gain (loss) on dispositions, net (note 1)	—	(18)	—	(18)
Other, net	—	2	1	3
	(48)	(10)	(76)	(8)
Earnings (loss) before income taxes	(14)	3	(33)	(2)
Income tax (expense) benefit	(8)	(10)	(24)	(14)
Net earnings (loss)	(22)	(7)	(57)	(16)
Less net earnings (loss) attributable to noncontrolling interests	17	5	13	(1)
Net earnings (loss) attributable to Liberty TripAdvisor Holdings, Inc. shareholders	$(39)	(12)	(70)	(15)

Basic net earnings (loss) attributable to Series A and Series B Liberty TripAdvisor Holdings, Inc. shareholders per common share (note 4):	$(0.52)	(0.16)	(0.93)	(0.20)
Diluted net earnings (loss) attributable to Series A and Series B Liberty TripAdvisor Holdings, Inc. shareholders per common share (note 4):	$(0.52)	(0.16)	(0.93)	(0.20)

See accompanying notes to condensed consolidated financial statements.

LIBERTY TRIPADVISOR HOLDINGS, INC.

Condensed Consolidated Statements of Comprehensive Earnings (Loss)

(unaudited)

	Three months ended		Six months ended
	June 30,		June 30,
	2018	2017	2018	2017
	amounts in millions
Net earnings (loss)	$(22)	(7)	(57)	(16)
Other comprehensive earnings (loss), net of taxes:
Foreign currency translation adjustments	(24)	21	(9)	35
Other comprehensive earnings (loss)	(24)	21	(9)	35
Comprehensive earnings (loss)	(46)	14	(66)	19
Less comprehensive earnings (loss) attributable to the noncontrolling interests	(2)	21	6	26
Comprehensive earnings (loss) attributable to Liberty TripAdvisor Holdings, Inc. shareholders	$(44)	(7)	(72)	(7)

See accompanying notes to condensed consolidated financial statements.

LIBERTY TRIPADVISOR HOLDINGS, INC.

Condensed Consolidated Statements of Cash Flows

(unaudited)

	Six months ended
	June 30,
	2018	2017
	amounts in millions
Cash flows from operating activities:
Net earnings (loss)	$(57)	(16)
Adjustments to reconcile net earnings (loss) to net cash provided by operating activities
Depreciation and amortization	80	111
Stock-based compensation	63	50
(Gain) loss on dispositions, net	—	18
Realized and unrealized (gains) losses on financial instruments, net	65	(19)
Deferred income tax expense (benefit)	(6)	(17)
Other noncash charges (credits), net	(10)	6
Changes in operating assets and liabilities
Current and other assets	(74)	(60)
Payables and other liabilities	296	270
Net cash provided (used) by operating activities	357	343
Cash flows from investing activities:
Capital expended for property and equipment, including internal-use software and website development	(31)	(36)
Purchases of short term investments and other marketable securities	(1)	(7)
Sales and maturities of short term investments and other marketable securities	50	120
Other investing activities, net	(23)	(6)
Net cash provided (used) by investing activities	(5)	71
Cash flows from financing activities:
Borrowings of debt	7	373
Repayments of debt	(245)	(279)
Shares repurchased by subsidiary	(100)	(250)
Payment of withholding taxes on net share settlements of equity awards	(18)	(14)
Shares issued by subsidiary	3	3
Option exercises	—	1
Net cash provided (used) by financing activities	(353)	(166)
Effect of foreign currency exchange rates on cash, cash equivalents and restricted cash	(9)	9
Net increase (decrease) in cash, cash equivalents and restricted cash	(10)	257
Cash, cash equivalents and restricted cash at beginning of period	695	659
Cash, cash equivalents and restricted cash at end of period	$685	916

See accompanying notes to condensed consolidated financial statements.

LIBERTY TRIPADVISOR HOLDINGS, INC.

Condensed Consolidated Statement of Equity

Six months ended June 30, 2018

(unaudited)

	Stockholders' equity

						Accumulated		Noncontrolling
					Additional	other		interest in
	Preferred	Common Stock			paid-in	comprehensive	Retained	equity of	Total
	Stock	Series A	Series B	Series C	capital	earnings (loss)	earnings	subsidiaries	equity
	amounts in millions
Balance at January 1, 2018	$—	1	—	—	250	(23)	196	3,329	3,753
Net earnings (loss)	—	—	—	—	—	—	(70)	13	(57)
Other comprehensive earnings (loss)	—	—	—	—	—	(2)	—	(7)	(9)
Stock-based compensation	—	—	—	—	18	—	—	52	70
Withholding taxes on net share settlements of stock-based compensation	—	—	—	—	(18)	—	—	—	(18)
Shares issued by subsidiary	—	—	—	—	(6)	—	—	9	3
Shares repurchased by subsidiary	—	—	—	—	(20)	—	—	(80)	(100)
Cumulative effect of accounting change (note 2)	—	—	—	—	—	—	1	3	4
Balance at June 30, 2018	$—	1	—	—	224	(25)	127	3,319	3,646

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

On June 30, 2017, TripCo sold BuySeasons. The sale resulted in an $18 million loss, which is included in Gain (loss) on dispositions, net in the accompanying condensed consolidated statement of operations. BuySeasons is not presented as a discontinued operation as the sale did not represent a strategic shift that had a major effect on TripCo’s operations and financial results. Included in other revenue in the accompanying condensed consolidated statements of operations is $7 million and $13 million for the three and six months ended June 30, 2017, respectively, related to BuySeasons. Included in net earnings (loss) in the accompanying condensed consolidated statements of operations are losses of less than $1 million and $1 million for the three and six months ended June 30, 2017, respectively, related to BuySeasons.

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

The Tax Cuts and Jobs Act (the “Tax Act”) was enacted in December 2017. The Tax Act significantly changed U.S. tax law by, among other things, lowering U.S. corporate income tax rate, implementing a territorial tax system and imposing a one-time transition tax on deemed repatriated earnings of foreign subsidiaries.  In the prior year, we recognized the provisional tax impacts related to the one-time transition tax and the revaluation of deferred tax balances and included

LIBERTY TRIPADVISOR HOLDINGS, INC.

Notes to Condensed Consolidated Financial Statements (continued)

(unaudited)

these estimates in our consolidated financial statements for the year ended December 31, 2017. During the three and six months ended June 30, 2018, we recorded a $5 million income tax benefit and zero net income tax expense, respectively,  for the transition tax, reflecting additional information obtained related to uncertain tax positions, earnings and profits, foreign tax credits and state taxes. We are still in the process of analyzing the impact of the various provisions of the Tax Act. The ultimate impact may materially differ from these provisional amounts due to, among other things, continued analysis of the estimates and further guidance and interpretations on the application of the law. We expect to complete our analysis by December 2018.

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

Under these agreements, approximately $1 million was reimbursable to Liberty Media for both of the three months ended June 30, 2018 and 2017,  and approximately $2 million and $1 million was reimbursable to Liberty Media for the six month periods ended June 30, 2018 and 2017, respectively.

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

LIBERTY TRIPADVISOR HOLDINGS, INC.

Notes to Condensed Consolidated Financial Statements (continued)

(unaudited)

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

In August and November 2016, the FASB issued new accounting standards which add and clarify guidance on the classification of certain cash receipts and payments in the statement of cash flows, and add guidance on the presentation of restricted cash in the statement of cash flows, respectively. This new guidance requires entities to show changes in cash, cash equivalents and restricted cash on a combined basis in the statement of cash flows. In addition, this accounting guidance requires a reconciliation of the total cash, cash equivalent and restricted cash in the statement of cash flows to the related captions in the balance sheet if cash, cash equivalents and restricted cash are presented in more than one line item in the balance sheet. The Company adopted this guidance effective January 1, 2018 and applied it retrospectively to all prior periods presented in the financial statements as required under the new guidance. The Company does not currently have material amounts described as restricted cash; however, the Company’s consolidated statement of cash flows for the year ended December 31, 2016 has been recast to present $5 million of restricted cash as beginning of period cash and cash equivalents and $1 million of restricted cash as end of period cash and cash equivalents at June 30, 2017. These amounts were included in other current assets as of December 31, 2016 and June 30, 2017.

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

In the first quarter of 2018, the Company adopted ASC 606 under the modified retrospective method for all contracts that were not completed as of January 1, 2018. Results for reporting periods beginning after January 1, 2018 are presented under the new revenue guidance, while prior period amounts are not adjusted and continue to be reported in accordance with the previous accounting policies under the historical revenue guidance, or ASC 605, Revenue Recognition.

As a result of adoption of ASC 606, certain revenue streams, such as the instant booking revenue, recorded under the consumption model, which was previously recorded upon completion of the traveler stay, is now recognized upon booking. The amount of the recognized transaction price is recorded as revenue, net of the impact of estimated cancellations. TripAdvisor also recorded an adjustment to capitalize certain costs to obtain contracts for existing arrangements as of the implementation date. TripAdvisor expects the adoption of this new revenue standard will not have

LIBERTY TRIPADVISOR HOLDINGS, INC.

Notes to Condensed Consolidated Financial Statements (continued)

(unaudited)

a material impact, either on an annual or quarterly basis, to its consolidated financial statements on an ongoing basis. Its systems and internal controls were not significantly impacted as a result of the accounting changes and TripAdvisor has made the necessary changes to its accounting policies and internal processes to support the new revenue recognition standard, including the related disclosures.

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
(4)	Allocation of the transaction price to the performance obligations in the contract
(5)	Recognition of revenue when, or as, TripAdvisor satisfies a performance obligation

At contract inception, TripAdvisor assesses the services promised in its contracts with customers and identifies a performance obligation for each promise to transfer to the customer a service (or bundle of services) that is distinct. To identify the performance obligations, TripAdvisor considers all of the services promised in the contract regardless of whether they are explicitly stated or are implied by customary business practices. TripAdvisor has provided qualitative information about its performance obligations for its principal revenue streams discussed below. There was no significant revenue recognized in the three and six months ended June 30, 2018 related to performance obligations satisfied in prior periods. TripAdvisor has applied a practical expedient and does not disclose the value of unsatisfied performance obligations that have an original expected duration of less than one year, and TripAdvisor does not have any material unsatisfied performance obligations over one year. The value related to TripAdvisor’s remaining or partially satisfied performance obligations relates to subscription services that are satisfied over time or services that are recognized at a point in time, but not yet achieved.  The timing of services, invoicing and payments are discussed in more detail below and do not include a significant financing component. TripAdvisor’s customer invoices are generally due 30 days from the time of invoicing.

TripAdvisor recognizes an asset for the incremental costs of obtaining a contract with a customer if it expects the benefit of those costs to be longer than one year. TripAdvisor has determined that certain sales incentive programs meet the requirements to be capitalized. Total capitalized costs to obtain a contract were approximately $1 million as of June 30, 2018. These contract costs are amortized on a straight-line basis over the estimated customer life, which is based on historical data. Amortization expense recorded during the three and six months ended June 30, 2018 was not material. TripAdvisor assesses such assets for impairment when events or circumstances indicate that the carrying amount may not be recoverable.

The recognition of revenue may require the application of judgment related to the determination of the performance obligations, the timing of when the performance obligations are satisfied and other areas. The determination of TripAdvisor’s performance obligations does not require significant judgment given that it generally does not provide

LIBERTY TRIPADVISOR HOLDINGS, INC.

Notes to Condensed Consolidated Financial Statements (continued)

(unaudited)

multiple services to a customer in a given transaction, and the point in which control is transferred to the customer is readily determinable. In instances where TripAdvisor recognizes revenue over time, it generally has either a subscription service that is recognized over time on a straight-line basis using the time-elapsed output method, or based on other output measures that provide a faithful depiction of the transfer of TripAdvisor’s services. When an estimate for cancellations is included in the transaction price, the estimate is based on historical data. The estimate is not material. Taxes assessed by a government authority that are both imposed on and concurrent with a specific revenue–producing transaction, that are collected by TripAdvisor from a customer, are reported on a net basis, or in other words, excluded from revenue on its consolidated financial statements, which is consistent with prior periods. The application of TripAdvisor’s revenue recognition policies and a description of the principal activities, organized by segment, from which it generates revenue, are presented below.

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

In addition, TripAdvisor offers subscription-based advertising to hotels, B&Bs and other specialty lodging

LIBERTY TRIPADVISOR HOLDINGS, INC.

Notes to Condensed Consolidated Financial Statements (continued)

(unaudited)

properties. TripAdvisor’s performance obligation is generally to enable subscribers to advertise their business on TripAdvisor’s website, including such information as a website URL, email address and phone number, as well as other information. Subscription advertising services are predominantly sold for a flat fee, for a contracted period of time of one year or less and revenue is recognized on a straight-line basis over the period of the subscription service as efforts are expended evenly throughout the contract period. Subscription advertising services are generally billed in advance of service.  When prepayments are received, TripAdvisor recognizes deferred revenue for the amount of prepayment in excess of revenue recognized until the performance obligation is satisfied.

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

TripAdvisor also provides information and services for users to research and book restaurants in popular travel destinations through its dedicated restaurant reservations offering, TheFork, and on TripAdvisor’s website and applications. TheFork is an online restaurant booking platform operating on a number of websites (including www.lafourchette.com, www.eltenedor.com, www.iens.nl and www.dimmi.com.au), with a network of restaurant partners located primarily across Europe and Australia. TripAdvisor’s bookable restaurants are available on www.thefork.com and on TripAdvisor-branded websites and mobile applications. TripAdvisor primarily generates transaction fees (or per seated diner fees) that are paid by restaurants for diners seated primarily from bookings through TheFork’s online reservation system. The transaction fee is recognized as revenue after the reservation is fulfilled, or as diners are seated by restaurant customers. Revenue is billed monthly when the transaction fees are payable, which is at the time the diner is seated. To a

LIBERTY TRIPADVISOR HOLDINGS, INC.

Notes to Condensed Consolidated Financial Statements (continued)

(unaudited)

lesser extent, TripAdvisor also generates subscription fees for access to certain online reservation management services and marketing analytic tools provided by TheFork and TripAdvisor. As the performance obligation is to provide restaurants with access to these services over the subscription period, subscription fee revenue is recognized over the period of the subscription service on a straight-line basis as efforts are expended evenly throughout the contract period. Subscription fees are generally billable in advance of service. When prepayments are received, TripAdvisor recognizes deferred revenue for the amount of prepayment in excess of revenue recognized until the performance obligation is satisfied.

In addition, TripAdvisor provides information and services for users to research and book vacation and short-term rental properties, including full home rentals, condominiums, villas, beach rentals, cabins and cottages. TripAdvisor’s Rentals business generates revenue primarily by offering individual property owners and managers the ability to list their properties on TripAdvisor’s websites and mobile applications thereby connecting homeowners with travelers through a free-to-list, commission-based option or, to a lesser extent, by an annual subscription-based fee structure. These properties are listed on www.flipkey.com, www.holidaylettings.co.uk, www.housetrip.com, www.niumba.com, and www.vacationhomerentals.com, and on TripAdvisor-branded websites and mobile applications. TripAdvisor earns commissions associated with rental transactions through its free-to-list model from both the traveler and the property owner or manager. TripAdvisor provides post-booking service to the travelers, property owners and managers until the time the rental commences, which is the time the performance obligation is completed. Revenue from transaction fees is recognized at the time that the rental commences. TripAdvisor is an agent in these transactions, under ASC 606. TripAdvisor generally collects payment from the traveler at the time of booking that includes TripAdvisor’s commissions, which is recorded as deferred revenue until revenue is recognized, and the amount due to the property owner, which is recorded in deferred merchant payables on the consolidated balance sheet, until payment is made to the property owner after the completion of the rental. Payments for term-based subscription fees related to online advertising services for the listing of rental properties, are generally due in advance.  As the performance obligation is the listing service provided to the property owner or manager over the subscription period, revenue is recognized over the period of the subscription service on a straight-line basis as efforts are expended evenly throughout the contract period. TripAdvisor recognizes deferred revenue for the amount of prepayment in excess of revenue recognized until the performance obligation is satisfied.

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

LIBERTY TRIPADVISOR HOLDINGS, INC.

Notes to Condensed Consolidated Financial Statements (continued)

(unaudited)

Impact of Adoption of ASC 606

The impact of this new revenue recognition guidance on TripCo’s unaudited condensed consolidated statements of operations for the three and six months ended June 30, 2018 was as follows:

	As Reported - ASC 606		Adjusted - ASC 605
	Three months ended	Impact of Accounting	Three months ended
	June 30, 2018	under ASC 606	June 30, 2018
	(in millions)
Revenue	$433	$(2)	$431
Operating income	34	(2)	32
Earnings (loss) before income taxes	(14)	(2)	(16)
Income tax (expense) benefit	(8)	-	(8)
Net earnings (loss)	(22)	(2)	(24)

	As Reported - ASC 606		Adjusted - ASC 605
	Six months ended	Impact of Accounting	Six months ended
	June 30, 2018	under ASC 606	June 30, 2018
	(in millions)
Revenue	$811	$(6)	$805
Operating income	43	(6)	37
Earnings (loss) before income taxes	(33)	(6)	(39)
Income tax (expense) benefit	(24)	1	(23)
Net earnings (loss)	(57)	(5)	(62)

The impact of the new guidance was not meaningful as of and for the six months ended June 30, 2018 for the unaudited condensed consolidated balance sheet and unaudited condensed consolidated statement of cash flows.

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

	Three months ended	Six months ended
	June 30,	June 30,
	2018	2018
Major products/revenue sources:	(in millions)
Click-based advertising and transaction revenue	$199	389
Display-based advertising and subscription revenue	80	150
Other hotel revenue	34	73
Total Hotel Revenue (1)	313	612

Non-Hotel Revenue (1)	120	199
Total Revenue	$433	811

(1)	TripAdvisor’s revenue is recognized primarily at a point in time for both Hotel and Non-Hotel revenue.

Contract balances

The following table provides information about the opening and closing balances of accounts receivables and contract assets from contracts with customers (in millions):

	June 30,	December 31,
	2018	2017
Accounts receivable	$285	230
Contract assets	15	—
Total	$300	230

Accounts receivable are recognized when the right to consideration becomes unconditional. Contract assets are rights to consideration in exchange for services that TripAdvisor has transferred to a customer when that right is conditional on something other than the passage of time, such as commission payments that are contingent upon the completion of the service by the principal in the transaction. Contract liabilities generally include payments received in advance of performance under the contract, and are realized as revenue as the performance obligation to the customer is satisfied, which TripAdvisor presents as deferred revenue on its unaudited consolidated balance sheet. As of January 1, 2018, TripAdvisor had $59 million recorded as deferred revenue on its consolidated balance sheet, of which $13 million and $45 million was recognized in revenue during the three and six months ended June 30, 2018, respectively. The difference between the opening and closing balances of TripAdvisor’s contract assets and deferred revenue primarily results from the timing differences between when TripAdvisor receives customer payments and the time in which TripAdvisor satisfies its performance obligations. There were no significant changes in contract assets or liabilities during the six months ended June 30, 2018 related to business combinations, impairments, cumulative catch-ups or other material adjustments.

LIBERTY TRIPADVISOR HOLDINGS, INC.

Notes to Condensed Consolidated Financial Statements (continued)

(unaudited)

Accounting Pronouncements Not Yet Adopted

In February 2016, the FASB issued new guidance related to accounting for leases. The new standard requires the recognition of assets (right-of-use-assets) and liabilities arising from lease transactions on the balance sheet and the disclosure of key information about leasing arrangements. Accordingly, a lessee will recognize a lease asset for its right to use the underlying asset and a lease liability for the corresponding lease obligation. Both the asset and liability will initially be measured at the present value of the future minimum lease payments over the lease term. The new guidance will classify leases as either finance or operating leases, with classification determining the presentation of expenses and cash flows on the consolidated financial statements. Initial costs directly attributable to negotiating and arranging the lease will be included in the asset. For leases with a term of 12 months or less, a lessee can make an accounting policy election by class of underlying asset to not recognize an asset and corresponding liability. The transition guidance also provides specific guidance for sale and leaseback transactions, build-to-suit leases and amounts previously recognized in accordance with the business combinations guidance for leases. TripAdvisor will also be required to provide additional qualitative and quantitative disclosures regarding the amount, timing and uncertainty of cash flows arising from leases which include, among other things, the computation and disclosure of its weighted average remaining lease term and discount rate, cash paid for amounts included in the measurement of lease liabilities, and supplemental non-cash information on lease liabilities arising from obtaining the right-of-use assets. These disclosures are intended to provide supplemental information to the amounts recorded in the financial statements so that users can better understand the nature of an entity’s leasing activities. This guidance is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018, with early adoption permitted.  The Company anticipates adopting this new guidance in the first quarter of 2019. The new guidance requires the recognition and measurement of leases at the beginning of the earliest comparative period presented in the financial statements using a modified retrospective approach, with an option to apply the transition provisions of the new guidance at the adoption date without adjusting the comparative periods presented. The Company is considering the method of transition upon adoption of this guidance.

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

LIBERTY TRIPADVISOR HOLDINGS, INC.

Notes to Condensed Consolidated Financial Statements (continued)

(unaudited)

Included in the accompanying condensed consolidated statements of operations are the following amounts of stock‑based compensation, the majority of which relates to TripAdvisor as discussed below:

	Three months ended		Six months ended
	June 30,		June 30,
	2018	2017	2018	2017
	amounts in millions
Operating expense	$14	13	26	20
Selling, general and administrative expense	19	17	37	30
	$33	30	63	50

Stock-based compensation expense related to TripAdvisor was $31 million and $28 million for the three months ended June 30, 2018 and 2017, respectively, and $61 million and $47 million for the six months ended June 30, 2018 and 2017, respectively.

TripCo - Outstanding Awards

The following table presents the number and weighted average exercise price (“WAEP”) of the Awards to purchase TripCo common stock granted to certain officers, employees and directors of the Company, as well as the weighted average remaining contractual life and aggregate intrinsic value of the Awards.

			Weighted
			average
			remaining	Aggregate
			contractual	intrinsic
	Series A	WAEP	life	value
	in thousands		in years	in millions
Outstanding at January 1, 2018	681	$14.68
Granted	—	$—
Exercised	(2)	$9.70
Forfeited/Cancelled	(149)	$14.12
Outstanding at June 30, 2018	530	$14.86	2.8	$1
Exercisable at June 30, 2018	421	$16.16	1.9	$1

There were no options to purchase shares of Series A common stock granted during the six months ended June 30, 2018. There was no activity during the period related to the outstanding TripCo Series B common stock options.

As of June 30, 2018, the total unrecognized compensation cost related to unvested Awards was approximately $7 million. Such amount will be recognized in the Company's consolidated statements of operations over a weighted average period of approximately 1.6 years.

As of June 30, 2018, TripCo reserved 2.3 million shares of Series A and Series B common stock for issuance under exercise privileges of outstanding stock Awards.

LIBERTY TRIPADVISOR HOLDINGS, INC.

Notes to Condensed Consolidated Financial Statements (continued)

(unaudited)

TripAdvisor Equity Grant Awards

The following table presents the number and WAEP of the Awards to purchase TripAdvisor common stock granted to certain officers, employees and directors of TripAdvisor.

			Weighted
			average
	TripAdvisor		remaining	Aggregate
	stock		contractual	intrinsic
	options	WAEP	life	value
	in thousands		in years	in millions
Outstanding at January 1, 2018	6,853	$52.78
Granted	621	$41.61
Exercised	(532)	$35.72
Cancelled or expired	(190)	$51.34
Outstanding at June 30, 2018	6,752	$53.13	6.5	$65
Exercisable at June 30, 2018	3,265	$55.96	4.7	$28

The weighted average GDFV of options granted was $17.62 for the six months ended June 30, 2018.

As of June 30, 2018, the total unrecognized compensation cost related to unvested TripAdvisor stock options was approximately $46 million and will be recognized over a weighted average period of approximately 3.0 years. The total intrinsic value of stock options exercised was $6 million for both of the six months ended June 30, 2018 and 2017.

Additionally, during the six months ended June 30, 2018, TripAdvisor granted 3,159 thousand of primarily service-based restricted stock units (“RSUs”) and market-based restricted stock units (“MSUs”) under its Amended and Restated 2011 Stock and Annual Incentive Plan. The RSUs’ fair value was measured based on the quoted price of TripAdvisor common stock at the date of grant. As the MSUs provide for vesting based upon TripAdvisor’s total shareholder return, or “TSR,” performance, the potential outcomes of future stock prices and TSR of TripAdvisor and the Nasdaq Composite Total Return Index, was used to calculate the GDFV of these awards. The weighted average GDFV for RSUs and MSUs granted during the six months ended June 30, 2018 was $41.83 per share. As of June 30, 2018, the total unrecognized compensation cost related to TripAdvisor RSUs and MSUs was approximately $284 million and will be recognized over a weighted average period of approximately 2.9 years.

LIBERTY TRIPADVISOR HOLDINGS, INC.

Notes to Condensed Consolidated Financial Statements (continued)

(unaudited)

(4) Earnings (Loss) Per Common Share (EPS)

Basic earnings (loss) per common share (“EPS”) is computed by dividing net earnings (loss) attributable to TripCo shareholders by the weighted average number of common shares outstanding (“WASO”) for the period. Diluted EPS presents the dilutive effect on a per share basis of potential common shares as if they had been converted at the beginning of the periods presented. Excluded from EPS for both the three and six months ended June 30, 2018 and 2017 are 2 million potential common shares, because their inclusion would be antidilutive.

	Liberty TripAdvisor Holdings Common Stock
	Three months ended		Six months ended
	June 30,		June 30,
	2018	2017	2018	2017
	number of shares in millions
Basic WASO	75	75	75	75
Potentially dilutive shares	—	—	—	—
Diluted WASO	75	75	75	75

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

The Company’s assets and liabilities measured at fair value are as follows:

	June 30, 2018			December 31, 2017
		Quoted prices	Significant		Quoted prices	Significant
		in active	other		in active	other
		markets for	observable		markets for	observable
		identical assets	inputs		identical assets	inputs
Description	Total	(Level 1)	(Level 2)	Total	(Level 1)	(Level 2)
	amounts in millions
Cash equivalents	$210	210	—	32	23	9
Marketable securities	$14	—	14	62	—	62
Variable postpaid forward	$13	—	13	75	—	75

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

(6) Debt

Outstanding debt at June 30, 2018 and December 31, 2017 is summarized as follows:

	June 30,	December 31,
	2018	2017
	amounts in millions
TripAdvisor Credit Facilities	—	230
TripAdvisor Chinese Credit facilities	—	7
TripCo margin loans	214	210
TripCo variable postpaid forward	266	264
Total consolidated TripCo debt	$480	711
Debt classified as current	(214)	(7)
Total long-term debt	$266	704

TripAdvisor Credit Facilities

TripAdvisor is party to a five year credit agreement, with a group of lenders, which, among other things, provides for a $1.2 billion unsecured revolving credit facility (the “2015 Credit Facility”) with a maturity date of May 12, 2022. Borrowings under the 2015 Credit Facility generally bear interest, at TripAdvisor’s option, at a rate per annum equal to either (i) the Eurocurrency Borrowing rate, or the adjusted LIBOR for the interest period in effect for such borrowing; plus an applicable margin ranging from 1.25% to 2.00%, based on TripAdvisor’s leverage ratio; or (ii) the Alternate Base Rate Borrowing, which is the greatest of (a) the Prime Rate in effect on such day, (b) the New York Fed Bank Rate in effect on such day plus 1/2 of 1.00% per annum and (c) the Adjusted LIBOR (or LIBOR multiplied by the Statutory Reserve Rate) for an interest period of one month plus 1.00%; in addition to an applicable margin ranging from 0.25% to 1.00%, based on TripAdvisor’s leverage ratio. TripAdvisor may borrow from the 2015 Credit Facility in U.S. dollars, Euros and British pound sterling.

During the six months ended June 30, 2018, TripAdvisor borrowed an additional $5 million and repaid $235 million of its outstanding borrowings on the 2015 Credit Facility. These net repayments were primarily made from a one-time cash repatriation of $325 million of foreign earnings to the United States during the six months ended June 30, 2018. As of June 30, 2018, there were no outstanding borrowings under the 2015 Credit Facility. TripAdvisor is also required to pay a quarterly commitment fee, at an applicable rate ranging from 0.15% to 0.30%, on the daily unused portion of the 2015 Credit Facility for each fiscal quarter and additional fees in connection with the issuance of letters of credit. As of June 30, 2018, TripAdvisor’s unused revolver capacity was subject to a commitment fee of 0.15%, given TripAdvisor’s leverage ratio. The 2015 Credit Facility includes $15 million of borrowing capacity available for letters of credit and $40 million

LIBERTY TRIPADVISOR HOLDINGS, INC.

Notes to Condensed Consolidated Financial Statements (continued)

(unaudited)

for Swing Line borrowings on same-day notice. As of June 30, 2018, TripAdvisor had issued $3 million of outstanding letters of credit under the 2015 Credit Facility.

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

TripAdvisor was party to an uncommitted facility agreement which provided for a $73 million unsecured revolving credit facility (the “2016 Credit Facility,” and together with the 2015 Credit Facility, the “TripAdvisor Credit Facilities”) with no specific expiration date.  TripAdvisor repaid all outstanding borrowings on the 2016 Credit Facility during the first three months of 2017. As of December 31, 2017, there were no outstanding borrowings under the 2016 Credit Facility. In June 2018, TripAdvisor terminated the 2016 Credit Facility.

TripAdvisor Chinese Credit Facilities

In addition to borrowings under the Trip Advisor Credit Facilities, TripAdvisor maintains two credit facilities in China (jointly, the “TripAdvisor Chinese Credit Facilities”).

TripAdvisor’s Chinese subsidiary is party to a $30 million, one-year revolving credit facility with Bank of America (the “Chinese Credit Facility—BOA”) that is currently subject to review on a periodic basis with no specific expiration period. Borrowings under the Chinese Credit Facility—BOA generally bear interest at a rate based on the People’s Bank of China benchmark, including certain adjustments which may be made in accordance with market conditions at the time of borrowing. As of June 30, 2018 and December 31, 2017, there were no outstanding borrowings under the Chinese Credit Facility—BOA.

In addition, TripAdvisor’s Chinese subsidiary is party to a RMB 70,000,000 (approximately $11 million) one-year revolving credit facility with J.P. Morgan Chase Bank (the “Chinese Credit Facility—JPM”). Borrowings under the Chinese Credit Facility—JPM generally bear interest at a rate based on the People’s Bank of China benchmark, including certain adjustments which may be made in accordance with market conditions at the time of borrowing.  As of December 31, 2017, TripAdvisor had $7 million of outstanding borrowings from the Chinese Credit Facility—JPM at a weighted average rate of 5.00%. During the six months ended June 30, 2018, TripAdvisor borrowed an additional $2 million and repaid in full the outstanding borrowings under the Chinese Credit Facility—JPM.

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

On June 23, 2016, TripCo amended the terms of the margin loan agreements with respect to the remaining borrowings of $200 million. Common Stock and Class B Common Stock of TripAdvisor were pledged as collateral pursuant to these agreements. Each agreement contains language that indicates that the Company, as borrower and transferor of underlying shares as collateral, has the right to exercise all voting, consensual and other powers of ownership pertaining to the transferred shares for all purposes, provided that TripCo agrees that it will not vote the shares in any manner that would reasonably be expected to give rise to transfer or certain other restrictions. Similarly, the loan agreements indicate that no lender party shall have any voting rights with respect to the shares transferred, except to the extent that a lender party buys any shares in a sale or other disposition made pursuant to the terms of the loan agreements. The agreements also contain certain restrictions related to additional indebtedness and margin calls. The initial margin call would require the outstanding balance to be reduced to $150 million if at any time the closing price per share of TripAdvisor common stock were to fall below a certain minimum value. Pursuant to the amendments, interest on the margin loans accrued at a rate of 2.0% plus LIBOR. On November 7, 2017, pursuant to another amendment to the margin loan agreements, the interest rate on the margin loans increased to 2.4% plus LIBOR per year. The interest can be paid in kind or cash at the election of TripCo. The Company expects that interest on the loans will be paid in kind and added to the principal amount on the loans. The term of the loans is three years and the maturity date is June 21, 2019. Accordingly, the loans are classified as current as of June 30, 2018.

During the six months ended June 30, 2018, TripCo recorded $4 million and $2 million of non-cash interest related to the amended margin loans and variable postpaid forward, respectively.

As of June 30, 2018,  the values of TripAdvisor’s shares pledged as collateral pursuant to the margin loan agreements and variable postpaid forward, determined based on the trading price of the Common Stock and on an as-if converted basis for the Class B Common Stock, are as follows:

	Number of Shares
	Pledged as
	Collateral as of	Share value as of
Pledged Collateral	June 30, 2018	June 30, 2018
	amounts in millions
Common Stock	18.2	$1,012
Class B Common Stock	12.8	$713

The outstanding margin loans contain various affirmative and negative covenants that restrict the activities of the borrower. The loan agreements do not include any financial covenants.

LIBERTY TRIPADVISOR HOLDINGS, INC.

Notes to Condensed Consolidated Financial Statements (continued)

(unaudited)

Debt Covenants

As of June 30, 2018, each of the Company and TripAdvisor was in compliance with its respective debt covenants.

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

For the six months ended June 30, 2018, TripCo has identified the following consolidated company as its reportable segment:

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

LIBERTY TRIPADVISOR HOLDINGS, INC.

Notes to Condensed Consolidated Financial Statements (continued)

(unaudited)

Performance Measures

	Three months ended June 30,
	2018		2017
		Adjusted		Adjusted
	Revenue	OIBDA	Revenue	OIBDA
	amounts in millions
TripAdvisor	$433	109	424	101
Corporate and other	—	(1)	7	(3)
Consolidated TripCo	$433	108	431	98

	Six months ended June 30,
	2018		2017
		Adjusted		Adjusted
	Revenue	OIBDA	Revenue	OIBDA
	amounts in millions
TripAdvisor	$811	189	796	174
Corporate and other	—	(3)	13	(7)
Consolidated TripCo	$811	186	809	167

Other Information

	June 30, 2018
	Total	Capital
	assets	expenditures
	amounts in millions
TripAdvisor	$5,360	31
Corporate and other	33	—
Consolidated TripCo	$5,393	31

LIBERTY TRIPADVISOR HOLDINGS, INC.

Notes to Condensed Consolidated Financial Statements (continued)

(unaudited)

The following table provides a reconciliation of Consolidated segment Adjusted OIBDA to Operating income (loss) and Earnings (loss) before income taxes:

	Three months		Six months
	ended June 30,		ended June 30,
	2018	2017	2018	2017
	amounts in millions
Consolidated segment Adjusted OIBDA	$108	98	186	167
Stock-based compensation	(33)	(30)	(63)	(50)
Depreciation and amortization	(41)	(55)	(80)	(111)
Operating income (loss)	34	13	43	6
Interest expense	(6)	(7)	(12)	(12)
Realized and unrealized gain (losses) on financial instruments, net	(42)	13	(65)	19
Gain (loss) on dispositions, net	—	(18)	—	(18)
Other, net	—	2	1	3
Earnings (loss) before income taxes	$(14)	3	(33)	(2)

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

Overview

The accompanying financial statements and the other information herein refer to the consolidation of TripAdvisor and BuySeasons, Inc. (“BuySeasons”) as “TripCo,” “Consolidated TripCo,” the “Company,” “us,” “we” and “our” unless the context otherwise requires.  The results of BuySeasons are included in the accompanying condensed consolidated financial results of TripCo until June 30, 2017. We own an approximate 23% economic interest and 58% voting interest in TripAdvisor as of June 30, 2018.  All significant intercompany accounts and transactions have been eliminated in the accompanying condensed consolidated financial statements.

On June 30, 2017, TripCo sold BuySeasons. BuySeasons is not presented as a discontinued operation as the sale did not represent a strategic shift that had a major effect on TripCo’s operations and financial results.

Our “Corporate and other” category includes our former interest in BuySeasons and corporate expenses.

Results of Operations—Consolidated—June 30, 2018 and 2017

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

	Three months ended		Six months ended
	June 30,		June 30,
	2018	2017	2018	2017
	amounts in millions
Revenue
TripAdvisor	$433	424	811	796
Corporate and other	—	7	—	13
Consolidated TripCo	$433	431	811	809
Operating Income (Loss)
TripAdvisor	$38	19	49	17
Corporate and other	(4)	(6)	(6)	(11)
Consolidated TripCo	$34	13	43	6
Adjusted OIBDA
TripAdvisor	$109	101	189	174
Corporate and other	(1)	(3)	(3)	(7)
Consolidated TripCo	$108	98	186	167

Revenue.  Our consolidated revenue increased $2 million during both the three and six months ended June 30, 2018 as compared to the corresponding periods in the prior year, due to increases of $9 million and $15 million at TripAdvisor, respectively, partially offset by decreases of $7 million and $13 million, respectively, of corporate and other revenue. On June 30, 2017, TripCo sold BuySeasons, the only consolidated subsidiary in Corporate and other. See “Results of Operations—TripAdvisor” below for a more complete discussion of the results of operations of TripAdvisor.

Operating Income (Loss).  Our consolidated operating results increased by $21 million and $37 million for the three and six months ended June 30, 2018,  respectively, as compared to the corresponding periods in the prior year. The increases  for the three and six months ended June 30, 2018 were due to decreases in amortization expense related to intangible assets acquired in the acquisition of TripAdvisor, resulting from the full amortization of such assets. The decrease in amortization expense was partially offset by increases in stock-based compensation.  See “Results of Operations—TripAdvisor” below for a more complete discussion of the results of operations of TripAdvisor.

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

Consolidated Adjusted OIBDA increased $10 million and $19 million during the three and six months ended June 30, 2018, respectively, as compared to the corresponding periods in the prior year. These changes were primarily due to the operating results of TripAdvisor. See “Results of Operations—TripAdvisor” below for a more complete discussion of the results of operations of TripAdvisor.

Other Income and Expense

Components of Other income (expense) are presented in the table below.

	Three months ended		Six months ended
	June 30,		June 30,
	2018	2017	2018	2017
	amounts in millions
Interest expense
TripAdvisor	$(3)	(4)	(6)	(7)
Corporate and other	(3)	(3)	(6)	(5)
Consolidated TripCo	$(6)	(7)	(12)	(12)
Realized and unrealized gains (losses) on financial instruments, net
TripAdvisor	$(3)	—	(3)	—
Corporate and other	(39)	13	(62)	19
Consolidated TripCo	$(42)	13	(65)	19
Gain (loss) on dispositions, net
TripAdvisor	$—	—	—	—
Corporate and other	—	(18)	—	(18)
Consolidated TripCo	$—	(18)	—	(18)
Other, net
TripAdvisor	$—	2	1	3
Corporate and other	—	—	—	—
Consolidated TripCo	$—	2	1	3

Interest expense.  Interest expense remained relatively flat for the three and six months ended June 30, 2018 as compared to the corresponding periods in the prior year.

Realized and unrealized gains (losses) on financial instruments, net. Realized and unrealized gains (losses) on financial instruments, net is primarily comprised of the change in the fair value of the variable postpaid forward as described in notes 5 and 6 to the accompanying condensed consolidated financial statements.

Gain (loss) on dispositions, net. On June 30, 2017, TripCo sold BuySeasons. The sale resulted in an $18 million loss, which is included in “Gain (loss) on dispositions, net” in the accompanying condensed consolidated financial statements of operations.

Other, net.  Other, net income decreased  $2 million for both the three and six months ended June 30, 2018 as compared to the corresponding periods in the prior year, primarily due to transaction losses as a result of the fluctuation of foreign exchange rates, partially offset by an increase in interest income.

Income taxes.    During the three months ended June 30, 2018 and 2017, we had losses before income taxes of  $14 million and earnings before income taxes of $3 million, respectively, and we had income tax expenses of $8 million and $10 million, respectively. During the six months ended June 30, 2018 and 2017, we had losses before income taxes of $33 million and $2 million, respectively, and we had income tax expenses of $24 million and $14 million,  respectively. For the three and six months ended June 30, 2018, the Company recognized additional tax expense related to the recognition of deferred tax liabilities for basis differences in the stock of a consolidated subsidiary, changes in the valuation allowance, changes in unrecognized tax benefits and the recognition of excess tax benefits and shortfalls related to stock-based compensation.  These expense items were partially offset by a $5 million income tax benefit reflecting additional information related to provisions of the Tax Cuts and Jobs Act during the three months ended June 30, 2018. For the three and six months ended June 30, 2017,  the Company recognized additional tax expense related to changes in valuation allowance, changes in unrecognized tax benefits, the recognition of deferred tax liabilities for basis differences in the stock of a consolidated subsidiary, and the recognition of excess tax benefits and shortfalls related to stock-based compensation. These expense items were partially offset by the tax benefit of earnings in foreign jurisdictions taxed at a rate lower than the U.S. federal tax rate and an increase in federal tax credits.

 Net earnings (loss).  We had net losses of $22 million and $7 million for the three months ended June 30, 2018 and 2017, respectively, and net losses of $57 million and $16 million for the six months ended June 30, 2018 and 2017, respectively.  The change in net earnings was the result of the above described fluctuations in our revenue and expenses.

Liquidity and Capital Resources

As of June 30, 2018,  substantially all of our cash and cash equivalents consist of cash on hand in global financial institutions, money market funds and marketable securities with maturities of 90 days or less at the date of purchase.

The following are potential sources of liquidity: available cash balances, proceeds from asset sales, monetization of our investments, outstanding or anticipated debt facilities, debt and equity issuances, and dividend and interest receipts.

As of June 30, 2018,  TripCo had a cash balance of $685 million. Approximately $666 million of the cash balance, at June 30, 2018, is held at TripAdvisor. Although TripCo has a 58% voting interest in TripAdvisor, TripAdvisor is a separate public company with a significant non‑controlling interest, as TripCo has only a 23% economic interest in TripAdvisor. Even though TripCo controls TripAdvisor through its voting interest and board representation, decision making with respect to using TripAdvisor’s cash balances must consider TripAdvisor’s minority holders. Accordingly, any potential distributions of cash from TripAdvisor to TripCo would generally be on a pro rata basis based on economic ownership interests. Covenants in TripAdvisor’s debt instruments also restrict the payment of dividends and cash distributions to stockholders. Approximately $356 million of the TripAdvisor cash and cash equivalents balance is held by foreign subsidiaries.

During the six months ended June 30, 2018, TripAdvisor borrowed an additional $5 million and repaid $235 million of outstanding borrowings under the 2015 Credit Facility (as defined in note 6 to the accompanying condensed consolidated financial statements). These net repayments were primarily made from a one-time repatriation of $325 million of foreign earnings to the United States. Cumulative undistributed earnings of foreign subsidiaries that TripAdvisor intends to indefinitely reinvest outside of the United States totaled approximately $583 million as of June 30, 2018. Should TripAdvisor distribute, or be treated under certain U.S. tax rules as having distributed, the earnings of foreign subsidiaries in the form of dividends or otherwise, TripAdvisor may be subject to U.S. income taxes. To date, TripAdvisor has permanently reinvested its foreign earnings outside of the United States and it currently does not intend to repatriate these earnings to fund U.S. operations. The amount of any unrecognized deferred income tax on this temporary difference is not material.

Historically, TripAdvisor’s operating cash flows have been sufficient to fund its working capital requirements, capital expenditures and long term debt obligations and other financial commitments and are expected to be sufficient in future periods.

	Six months ended
	June 30,
	2018	2017
	amounts in millions
Cash flow information
TripAdvisor cash provided (used) by operating activities	$360	355
Corporate and other cash provided (used) by operating activities	(3)	(12)
Net cash provided (used) by operating activities	$357	343

TripAdvisor cash provided (used) by investing activities	$(5)	78
Corporate and other cash provided (used) by investing activities	—	(7)
Net cash provided (used) by investing activities	$(5)	71

TripAdvisor cash provided (used) by financing activities	$(353)	(167)
Corporate and other cash provided (used) by financing activities	—	1
Net cash provided (used) by financing activities	$(353)	(166)

During the six months ended June 30, 2018, TripCo’s primary use of cash was net debt repayments of $238 million. TripCo’s primary sources of cash included cash on hand, cash provided by operations and approximately  $50 million in sales and maturities of short term investments and other marketable securities.

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

Results of Operations—TripAdvisor

TripAdvisor, Inc.  Our economic ownership interest in TripAdvisor is approximately 23% and TripCo’s results include the consolidated results of TripAdvisor and the elimination of approximately 77% of TripAdvisor’s net income (loss), including purchase accounting adjustments, through the line item for net earnings (loss) attributable to noncontrolling interests in the accompanying condensed consolidated statements of operations. TripAdvisor is a separate publicly traded company and additional information about TripAdvisor can be obtained through its website and its public filings. The information on that website and in those reports is not incorporated by reference into this report. We believe a discussion of TripAdvisor’s results promotes a better understanding of the overall results of its business. The results presented for TripAdvisor below include the impacts of acquisition accounting adjustments in the current and prior periods.

	Three months ended		Six months ended
	June 30,		June 30,
	2018	2017	2018	2017
	amounts in millions
Revenue
Hotel	$313	326	612	640
Non-Hotel	120	98	199	156
Total revenue	433	424	811	796
Operating expense	79	71	153	140
SG&A	245	252	469	482
Adjusted OIBDA	109	101	189	174
Stock-based compensation	31	28	61	47
Depreciation and amortization	40	54	79	110
Operating income	$38	19	49	17

Revenue

TripAdvisor’s Hotel revenue decreased $13 million and $28 million during the three and six months ended June 30, 2018, respectively, when compared to the same period in the prior year. The decrease in Hotel revenue is detailed as follows:

	Three months ended		Six months ended
	June 30,		June 30,
	2018	2017	2018	2017
	amounts in millions
TripAdvisor-branded click-based and transaction	$199	214	389	424
TripAdvisor-branded display-based advertising and subscription	80	74	150	139
Other hotel revenue	34	38	73	77
Total Hotel revenue	$313	326	612	640

TripAdvisor-branded click-based and transaction revenue includes cost-per-click-based advertising revenue from its TripAdvisor-branded websites as well as transaction-based revenue from its hotel instant booking feature. For both the three and six months ended June 30, 2018,  64% of TripAdvisor’s total Hotel revenue was derived from its TripAdvisor-branded click-based and transaction revenue. For both the three and six months ended June 30, 2017, 66% of TripAdvisor’s total Hotel revenue was derived from its TripAdvisor-branded click-based and transaction revenue. TripAdvisor-branded click-based and transaction revenue decreased $15 million and $35 million during the three and six months ended June 30, 2018,  respectively, when compared to the same periods in 2017, primarily due to a decrease of 6% and 9%, respectively, in revenue per hotel shopper.

Revenue per hotel shopper decreased 6% and 9% during the three and six months ended June 30, 2018, respectively, when compared to the same periods in 2017,  according to TripAdvisor’s internal log files. The decrease was primarily driven by lower cost-per-clicks in TripAdvisor’s metasearch auction, the optimizing of TripAdvisor’s marketing investment mix from online to offline channels, as well as the general trend of a greater percentage of hotel shoppers visiting TripAdvisor-branded websites and apps on mobile phones.

TripAdvisor’s aggregate average monthly unique hotel shoppers on TripAdvisor-branded websites decreased by 3% and 1% during the three and six months ended June 30, 2018,  respectively, when compared to the same periods in 2017, according to TripAdvisor’s internal log files. The decrease was primarily due to the continued optimization of TripAdvisor’s marketing investment mix between online and offline channels, which TripAdvisor believes limits its ability to grow hotel shoppers in the near term, partially offset by the general trend of an increasing number of hotel shoppers visiting TripAdvisor’s websites and apps on mobile phones, which TripAdvisor continued to experience during the three and six months ended June 30, 2018.

TripAdvisor-branded display-based advertising and subscription revenue primarily consists of revenue from display-based advertising and subscription-based hotel advertising revenue.  TripAdvisor-branded display-based advertising and subscription revenue increased by $6 million or 8%, during the three months ended June 30, 2018,  and increased by $11 million or 8%, during the six months ended June 30, 2018, when compared to the same periods in 2017.  The increases are primarily attributed to TripAdvisor’s new media ad product which enables hotels to enhance their visibility on TripAdvisor’s hotel pages, partially offset by the general trend of an increasing percentage of traffic visiting TripAdvisor’s websites and apps on mobile phones.

TripAdvisor’s other hotel revenue primarily includes revenue from non-TripAdvisor branded websites, such as bookingbuddy.com,  cruisecritic.com, and onetime.com, including click-based advertising revenue and display-based advertising revenue generated through these websites. Other hotel revenue decreased $4 million during both the three and six months ended June 30, 2018,  when compared to the same periods in 2017.

TripAdvisor’s Non-Hotel revenue increased by $22 million, or 22% and $43 million or 28%  during the three and six months ended June 30, 2018, respectively, when compared to the same periods in 2017,  primarily driven by increased bookings in TripAdvisor’s Experiences and Restaurants businesses.

TripAdvisor’s Experiences offerings generated revenue growth, driven by the following factors: increased bookings sourced by TripAdvisor and bookable supply growth, as well as increased demand growth. Another contributing factor is the improved shopping experience from the new features in Experiences, such as instant booking for mobile phone, which enables users to purchase tickets and tours seamlessly as well as other key feature improvements.

Revenue growth in Restaurant offerings was primarily due to seated diner growth, mobile bookings growth, user experience improvements and increased bookable supply of restaurant listings, as well as increased transaction and advertising revenue from TripAdvisor’s websites.

Rentals’ revenue decreased slightly during the three and six months ended June 30, 2018, when compared to the same periods in 2017, primarily due to the continued migration of its subscription model to its free-to-list model, partially offset by the growth in its free-to-list revenue in 2018, as compared to the same periods in 2017.

Operating expense

The most significant driver of operating expense is technology and content costs, which increased $4 million and $6 million during the three and six months ended June 30, 2018, respectively, when compared to the same periods in 2017. The increases  were primarily due to increased personnel costs to support the business growth of TripAdvisor’s Non-Hotel business.

Selling, general and administrative

Selling and marketing costs consist of direct selling and marketing costs and indirect costs, such as personnel and overhead. Selling and marketing costs decreased $11 million and $20 million during the three and six months ended June 30, 2018,  respectively, when compared to the same periods in 2017,  primarily due to decreased search engine marketing and online traffic acquisition costs in TripAdvisor’s Hotel business, partially offset by its television advertising campaign spend of $17 million and $41 million, respectively, in its Hotel business when compared to the same periods in 2017. In addition, personnel and overhead costs increased during the three and six months ended June 30, 2018, when compared to the same periods in 2017, primarily due to an increase in headcount in TripAdvisor’s Non-Hotel business to support business growth.

General and administrative costs increased $4 million and $7 million during the three and six months ended June 30, 2018,  respectively, when compared to the same periods in 2017. The increases were primarily due to increases in personnel and overhead costs and increases in professional service fees and other due to an increase in bad debt expense and consulting costs.

Operating income (loss)

Operating income was impacted by the above explanations, combined with a decrease in amortization expense related to intangible assets acquired in the acquisition of TripAdvisor, resulting from the full amortization of such assets.

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

We are exposed to changes in interest rates primarily as a result of our borrowing and investment activities, which include investments in fixed and floating rate debt instruments and borrowings used to maintain liquidity and to fund business operations. The nature and amount of our long‑term and short‑term debt are expected to vary as a result of future requirements, market conditions and other factors. We expect to manage our exposure to interest rates by maintaining what we believe is an appropriate mix of fixed and variable rate debt. We believe this best protects us from interest rate risk. We expect to achieve this mix by (i) issuing fixed rate debt that we believe has a low stated interest rate and significant term to maturity, (ii) issuing variable rate debt with appropriate maturities and interest rates, and (iii) entering into interest rate swap arrangements when we deem appropriate. As of June 30, 2018, our debt is comprised of the following amounts:

	Variable rate debt		Fixed rate debt
	Principal	Weighted avg	Principal	Weighted avg
	amount	interest rate	amount	interest rate
amount in millions
TripAdvisor	$—	N/A	—	N/A
TripCo debt	$214	4.7%	266	1.3%

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

Item 4. Controls and Procedures.

In accordance with Rules 13a-15 and 15d-15 under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), the Company carried out an evaluation, under the supervision and with the participation of management, including its chief executive officer and its principal accounting and financial officer (the "Executives"), of the effectiveness of its disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, the Executives concluded that the Company's disclosure controls and procedures were effective as of June 30, 2018 to provide reasonable assurance that information required to be disclosed in its reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms.

There has been no change in the Company's internal control over financial reporting that occurred during the three months ended June 30, 2018 that has materially affected, or is reasonably likely to materially affect, its internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

No shares of Liberty TripAdvisor Holdings, Inc. Series A common stock were surrendered by our officers and employees to pay withholding taxes and other deductions in connection with the vesting of their restricted stock during the three months ended June 30, 2018.

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

LIBERTY TRIPADVISOR HOLDINGS, INC.

Date: August 1, 2018	By:	/s/ GREGORY B. MAFFEI
Gregory B. Maffei Chairman, President and Chief Executive Officer

Date: August 1, 2018	By:	/s/ BRIAN J. WENDLING
Brian J. Wendling Senior Vice President and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

II-2