Form 10-Q
period 2018-09-30
Liberty TripAdvisor Holdings, Inc.
filed 2018-11-07
CIK 1606745

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2018

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes ☒   No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒   No ☐

 Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non‑accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b‑2 of the Exchange Act.

Large accelerated filer ☒	Accelerated filer ☐	Non‑accelerated filer ☐	Smaller reporting company ☐	Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company as defined in Rule 12b-2 of the Exchange Act. Yes ☐    No ☒

The number of outstanding shares of Liberty TripAdvisor Holdings, Inc. common stock as of October 31, 2018 was:

	Series A	Series B
Liberty TripAdvisor Holdings, Inc. common stock	72,130,278	2,929,777

Part I – Financial Information

LIBERTY TRIPADVISOR HOLDINGS, INC.

Condensed Consolidated Balance Sheets

(unaudited)

	September 30,	December 31,
	2018	2017
	amounts in millions
Assets
Current assets:
Cash and cash equivalents	$681	695
Accounts receivable and contract assets, net of allowance for doubtful accounts of $19 million and $16 million, respectively	237	230
Other current assets	27	120
Total current assets	945	1,045
Property and equipment, at cost	232	226
Accumulated depreciation	(76)	(61)
	156	165
Intangible assets not subject to amortization:
Goodwill	2,447	2,445
Trademarks	1,268	1,272
	3,715	3,717
Intangible assets subject to amortization, net	334	382
Other assets, at cost, net of accumulated amortization	115	175
Total assets	$5,265	5,484

             (continued)

See accompanying notes to condensed consolidated financial statements.

LIBERTY TRIPADVISOR HOLDINGS, INC.

Condensed Consolidated Balance Sheets (Continued)

(unaudited)

	September 30,	December 31,
	2018	2017
	amounts in millions
Liabilities and Equity
Current liabilities:
Deferred merchant and other payables	$226	164
Accrued liabilities	140	135
Current portion of debt (note 6)	217	7
Deferred revenue	73	60
Other current liabilities	15	6
Total current liabilities	671	372
Long-term debt (note 6)	267	704
Deferred income tax liabilities	325	332
Other liabilities	277	323
Total liabilities	1,540	1,731
Equity:
Preferred stock, $.01 par value. Authorized shares 50,000,000; no shares issued.	—	—
Series A common stock, $.01 par value. Authorized 200,000,000 shares; issued and outstanding 72,130,128 shares at September 30, 2018 and 72,127,285 at December 31, 2017	1	1
Series B common stock, $.01 par value. Authorized shares 7,500,000; issued and outstanding 2,929,777 shares at September 30, 2018 and December 31, 2017	—	—
Series C common stock, $.01 par value. Authorized 200,000,000 shares; no shares issued.	—	—
Additional paid-in capital	231	250
Accumulated other comprehensive earnings (loss), net of taxes	(27)	(23)
Retained earnings	141	196
Total stockholders' equity	346	424
Noncontrolling interests in equity of subsidiaries	3,379	3,329
Total equity	3,725	3,753
Commitments and contingencies (note 7)
Total liabilities and equity	$5,265	5,484

See accompanying notes to condensed consolidated financial statements.

LIBERTY TRIPADVISOR HOLDINGS, INC.

Condensed Consolidated Statements of Operations

(unaudited)

	Three months ended		Nine months ended
	September 30,		September 30,
	2018	2017	2018	2017
	amounts in millions, except
	per share amounts
Service revenue	$458	439	1,269	1,235
Other revenue	—	—	—	13
Total revenue, net	458	439	1,269	1,248
Operating costs and expenses:
Operating expense, including stock-based compensation (note 3)	95	80	274	256
Selling, general and administrative, including stock-based compensation (note 3)	249	293	758	809
Depreciation and amortization	38	50	118	161
	382	423	1,150	1,226
Operating income (loss)	76	16	119	22
Other income (expense):
Interest expense	(8)	(6)	(20)	(18)
Realized and unrealized gains (losses) on financial instruments, net	9	(9)	(56)	10
Gain (loss) on dispositions, net (note 1)	—	—	—	(18)
Other, net	1	(1)	2	2
	2	(16)	(74)	(24)
Earnings (loss) before income taxes	78	—	45	(2)
Income tax (expense) benefit	(21)	(7)	(45)	(21)
Net earnings (loss)	57	(7)	—	(23)
Less net earnings (loss) attributable to noncontrolling interests	43	6	56	5
Net earnings (loss) attributable to Liberty TripAdvisor Holdings, Inc. shareholders	$14	(13)	(56)	(28)

Basic net earnings (loss) attributable to Series A and Series B Liberty TripAdvisor Holdings, Inc. shareholders per common share (note 4):	$0.19	(0.17)	(0.75)	(0.37)
Diluted net earnings (loss) attributable to Series A and Series B Liberty TripAdvisor Holdings, Inc. shareholders per common share (note 4):	$0.19	(0.17)	(0.75)	(0.37)

See accompanying notes to condensed consolidated financial statements.

LIBERTY TRIPADVISOR HOLDINGS, INC.

Condensed Consolidated Statements of Comprehensive Earnings (Loss)

(unaudited)

	Three months ended		Nine months ended
	September 30,		September 30,
	2018	2017	2018	2017
	amounts in millions
Net earnings (loss)	$57	(7)	—	(23)
Other comprehensive earnings (loss), net of taxes:
Foreign currency translation adjustments	(10)	17	(19)	52
Other comprehensive earnings (loss)	(10)	17	(19)	52
Comprehensive earnings (loss)	47	10	(19)	29
Less comprehensive earnings (loss) attributable to the noncontrolling interests	35	19	41	45
Comprehensive earnings (loss) attributable to Liberty TripAdvisor Holdings, Inc. shareholders	$12	(9)	(60)	(16)

See accompanying notes to condensed consolidated financial statements.

LIBERTY TRIPADVISOR HOLDINGS, INC.

Condensed Consolidated Statements of Cash Flows

(unaudited)

	Nine months ended
	September 30,
	2018	2017
	amounts in millions
Cash flows from operating activities:
Net earnings (loss)	$—	(23)
Adjustments to reconcile net earnings (loss) to net cash provided by operating activities
Depreciation and amortization	118	161
Stock-based compensation	94	77
(Gain) loss on dispositions, net	—	18
Realized and unrealized (gains) losses on financial instruments, net	56	(10)
Deferred income tax expense (benefit)	(9)	(32)
Other noncash charges (credits), net	8	8
Changes in operating assets and liabilities
Current and other assets	25	(63)
Payables and other liabilities	78	66
Net cash provided (used) by operating activities	370	202
Cash flows from investing activities:
Capital expended for property and equipment, including internal-use software and website development	(45)	(51)
Purchases of short term investments and other marketable securities	(1)	(16)
Sales and maturities of short term investments and other marketable securities	64	130
Other investing activities, net	(36)	(6)
Net cash provided (used) by investing activities	(18)	57
Cash flows from financing activities:
Borrowings of debt	7	415
Repayments of debt	(245)	(314)
Shares repurchased by subsidiary	(100)	(250)
Payment of withholding taxes on net share settlements of equity awards	(19)	(15)
Other financing activities, net	3	2
Net cash provided (used) by financing activities	(354)	(162)
Effect of foreign currency exchange rates on cash, cash equivalents and restricted cash	(12)	17
Net increase (decrease) in cash, cash equivalents and restricted cash	(14)	114
Cash, cash equivalents and restricted cash at beginning of period	695	659
Cash, cash equivalents and restricted cash at end of period	$681	773

See accompanying notes to condensed consolidated financial statements.

LIBERTY TRIPADVISOR HOLDINGS, INC.

Condensed Consolidated Statement of Equity

Nine months ended September 30, 2018

(unaudited)

	Stockholders' equity

						Accumulated		Noncontrolling
					Additional	other		interest in
	Preferred	Common Stock			paid-in	comprehensive	Retained	equity of	Total
	Stock	Series A	Series B	Series C	capital	earnings (loss)	earnings	subsidiaries	equity
	amounts in millions
Balance at January 1, 2018	$—	1	—	—	250	(23)	196	3,329	3,753
Net earnings (loss)	—	—	—	—	—	—	(56)	56	—
Other comprehensive earnings (loss)	—	—	—	—	—	(4)	—	(15)	(19)
Stock-based compensation	—	—	—	—	27	—	—	77	104
Withholding taxes on net share settlements of stock-based compensation	—	—	—	—	(19)	—	—	—	(19)
Shares issued by subsidiary	—	—	—	—	(6)	—	—	9	3
Shares repurchased by subsidiary	—	—	—	—	(20)	—	—	(80)	(100)
Cumulative effect of accounting change (note 2)	—	—	—	—	—	—	1	3	4
Other, net	—	—	—	—	(1)	—	—	—	(1)
Balance at September 30, 2018	$—	1	—	—	231	(27)	141	3,379	3,725

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

On June 30, 2017, TripCo sold BuySeasons. The sale resulted in an $18 million loss, which is included in Gain (loss) on dispositions, net in the accompanying condensed consolidated statement of operations. BuySeasons is not presented as a discontinued operation as the sale did not represent a strategic shift that had a major effect on TripCo’s operations and financial results. Included in other revenue in the accompanying condensed consolidated statements of operations is $13 million for the nine months ended September 30, 2017, related to BuySeasons. Included in net earnings (loss) in the accompanying condensed consolidated statements of operations is a loss of $1 million for the nine months ended September 30, 2017, related to BuySeasons.

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

The Tax Cuts and Jobs Act (the “Tax Act”) was enacted in December 2017. The Tax Act significantly changed U.S. tax law by, among other things, lowering U.S. corporate income tax rate, implementing a territorial tax system and imposing a one-time transition tax on deemed repatriated earnings of foreign subsidiaries.  In the prior year, we recognized the provisional tax impacts related to the one-time transition tax and the revaluation of deferred tax balances and included

LIBERTY TRIPADVISOR HOLDINGS, INC.

Notes to Condensed Consolidated Financial Statements (continued)

(unaudited)

these estimates in our consolidated financial statements for the year ended December 31, 2017. During both the three and nine months ended September 30, 2018, we recorded a $2 million income tax expense for the transition tax, reflecting additional information obtained related to uncertain tax positions, earnings and profits, foreign tax credits and state taxes. We are still in the process of analyzing the impact of the various provisions of the Tax Act. The ultimate impact may materially differ from these provisional amounts due to, among other things, continued analysis of the estimates and further guidance and interpretations on the application of the law. We expect to complete our analysis by December 2018.

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

Under these agreements, approximately $1 million was reimbursable to Liberty Media for both of the three months ended September 30, 2018 and 2017, and approximately $2 million was reimbursable to Liberty Media for both of the nine month periods ended September 30, 2018 and 2017.

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

LIBERTY TRIPADVISOR HOLDINGS, INC.

Notes to Condensed Consolidated Financial Statements (continued)

(unaudited)

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

In August and November 2016, the FASB issued new accounting standards which add and clarify guidance on the classification of certain cash receipts and payments in the statement of cash flows, and add guidance on the presentation of restricted cash in the statement of cash flows, respectively. This new guidance requires entities to show changes in cash, cash equivalents and restricted cash on a combined basis in the statement of cash flows. In addition, this accounting guidance requires a reconciliation of the total cash, cash equivalent and restricted cash in the statement of cash flows to the related captions in the balance sheet if cash, cash equivalents and restricted cash are presented in more than one line item in the balance sheet. The Company adopted this guidance effective January 1, 2018 and applied it retrospectively to all prior periods presented in the financial statements as required under the new guidance. The Company does not currently have material amounts described as restricted cash; however, the Company’s consolidated statement of cash flows for the year ended December 31, 2016 has been recast to present $5 million of restricted cash as beginning of period cash and cash equivalents. This amount was included in other current assets as of December 31, 2016.

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

As a result of adoption of ASC 606, certain revenue streams, such as the instant booking revenue, recorded under the consumption model, which was previously recorded upon completion of the traveler stay, is now recognized upon booking. The amount of the recognized transaction price for the commission is recorded as revenue, net of the impact of estimated cancellations. TripAdvisor also recorded an adjustment to capitalize certain costs to obtain contracts for existing arrangements as of the implementation date. TripAdvisor expects the adoption of this new revenue standard will not have a material impact, either on an annual or quarterly basis, to its consolidated financial statements on an ongoing basis. Its systems and internal controls were not significantly impacted as a result of the accounting changes and TripAdvisor has

LIBERTY TRIPADVISOR HOLDINGS, INC.

Notes to Condensed Consolidated Financial Statements (continued)

(unaudited)

made the necessary changes to its accounting policies and internal processes to support the new revenue recognition standard, including the related disclosures.

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
(4)	Allocation of the transaction price to the performance obligations in the contract
(5)	Recognition of revenue when, or as, TripAdvisor satisfies a performance obligation

At contract inception, TripAdvisor assesses the services promised in its contracts with customers and identifies a performance obligation for each promise to transfer to the customer a service (or bundle of services) that is distinct. To identify the performance obligations, TripAdvisor considers all of the services promised in the contract regardless of whether they are explicitly stated or are implied by customary business practices. TripAdvisor has provided qualitative information about its performance obligations for its principal revenue streams discussed below. There was no significant revenue recognized in the three and nine months ended September 30, 2018 related to performance obligations satisfied in prior periods. TripAdvisor has applied a practical expedient and does not disclose the value of unsatisfied performance obligations that have an original expected duration of less than one year, and TripAdvisor does not have any material unsatisfied performance obligations over one year. The value related to TripAdvisor’s remaining or partially satisfied performance obligations relates to subscription services that are satisfied over time or services that are recognized at a point in time, but not yet achieved.  The timing of services, invoicing and payments are discussed in more detail below and do not include a significant financing component. TripAdvisor’s customer invoices are generally due 30 days from the time of invoicing.

TripAdvisor recognizes an asset for the incremental costs of obtaining a contract with a customer if it expects the benefit of those costs to be longer than one year. Although the substantial majority of its contract costs have an amortization period of less than one year, TripAdvisor has determined contract costs arising from certain sales incentives have an amortization period in excess of one year given the high likelihood of contract renewal. Sales incentives are not paid upon renewal of these contracts and therefore are not commensurate with the initial sales incentive costs. Total capitalized costs to obtain a contract were approximately $1 million as of September 30, 2018. These contract costs are amortized on a straight-line basis over the estimated customer life, which is based on historical customer retention rates. Amortization expense recorded to selling, general and administrative expense during the three and nine months ended September 30, 2018 was not material. TripAdvisor assesses such assets for impairment when events or circumstances indicate that the carrying amount may not be recoverable.

The recognition of revenue may require the application of judgment related to the determination of the performance obligations, the timing of when the performance obligations are satisfied and other areas. The determination of

LIBERTY TRIPADVISOR HOLDINGS, INC.

Notes to Condensed Consolidated Financial Statements (continued)

(unaudited)

TripAdvisor’s performance obligations does not require significant judgment given that it generally does not provide multiple services to a customer in a transaction, and the point in which control is transferred to the customer is readily determinable. In instances where TripAdvisor recognizes revenue over time, it generally has either a subscription service that is recognized over time on a straight-line basis using the time-elapsed output method, or based on other output measures that provide a faithful depiction of the transfer of TripAdvisor’s services. When an estimate for cancellations is included in the transaction price, the estimate is based on historical cancellation rates. There have been no significant adjustments to TripAdvisor’s cancellation estimates and is not material. Taxes assessed by a government authority that are both imposed on and concurrent with a specific revenue–producing transaction, that are collected by TripAdvisor from a customer, are reported on a net basis, or in other words, excluded from revenue on its consolidated financial statements, which is consistent with prior periods. The application of TripAdvisor’s revenue recognition policies and a description of the principal activities, organized by segment, from which it generates revenue, are presented below.

Hotels

TripAdvisor-branded Click-based Advertising and Transaction Revenue. TripAdvisor’s largest source of Hotel revenue is generated from click-based advertising on TripAdvisor-branded websites, which is primarily comprised of contextually-relevant booking links to its travel partners’ sites. TripAdvisor’s click-based travel partners are predominantly online travel agencies, or OTAs, and direct suppliers in the hotel category. Click-based advertising is generally priced on a cost-per-click, or “CPC,” basis, with payments from advertisers determined by the number of users who click on a link multiplied by the price that partner is willing to pay for that click, or hotel shopper lead. CPC rates that travel partners are willing to pay are determined in a dynamic, competitive auction process, or metasearch auction. TripAdvisor records click-based advertising revenue as the click occurs and traveler leads are sent to the travel partner websites as the performance obligation is fulfilled at that time. Click-based revenue is generally billed to travel partners on a monthly basis consistent with the timing of the service.

Transaction revenue is generated from TripAdvisor’s instant booking feature, which enables hotel shoppers to book directly with a travel partner, or the merchant of record, without leaving TripAdvisor’s website. TripAdvisor earns a commission from its travel partner for a user that completes a hotel reservation on TripAdvisor’s website. TripAdvisor’s instant booking revenue includes (i) arrangements where commissions are billable on all instant booking hotel reservations; and (ii) arrangements where the commission is billable only upon the completion of the traveler’s stay resulting from the reservation. The travel partner provides the service to the traveler and TripAdvisor acts as an agent under ASC 606. TripAdvisor’s performance obligation in both arrangements is complete at the time of the booking and the commission earned is recognized upon booking, as TripAdvisor has no post-booking service obligations. The amount of revenue recognized for commissions which are billable contingent upon a traveler stay requires an estimate of the impact of cancellations using historical cancellation rates. Contract assets are recognized at the time of booking for commissions that are billable at the time of stay.

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

Non-Hotel

TripAdvisor provides information and services for users to research, book and experience activities and attractions in popular travel destinations both through Viator, its dedicated Experiences offering, and on its TripAdvisor website and applications. TripAdvisor also powers travel activities and experiences booking capabilities to users for affiliate partners, including some of the world’s top airlines, hotel chains and online and offline travel agencies. TripAdvisor works with local tour or travel activities/experiences operators (“the supplier”) to provide users with access to book tours, activities and experiences (“the activity”) in popular destinations worldwide. TripAdvisor generates commissions for each booking transaction facilitated through its online reservation system. TripAdvisor provides post-booking service to the user until the time of the activity, which is the completion of the performance obligation. Revenue is recognized at the time that the activity occurs. TripAdvisor does not control the activity before the supplier provides the activity to its users and therefore acts as agent for nearly all of these transactions under ASC 606. TripAdvisor generally collects payment from the user at the time of booking that includes both TripAdvisor’s commission revenue and the amount due to the supplier. TripAdvisor’s commission revenue is recorded as deferred revenue until revenue is recognized, and the amount due to the supplier is recorded to deferred merchant payables on the consolidated balance sheet, until payment is made to the supplier after the completion of the activity. To a lesser extent, TripAdvisor earns commissions from third-party merchant partners, who display and promote TripAdvisor’s supplier activities on their websites to generate bookings. In these transactions, where TripAdvisor is not the merchant of record, TripAdvisor generally invoices and receives commissions directly from the third-party merchant partners. TripAdvisor’s performance obligation is to allow the third-party merchant partners to display and promote its supplier activities on their website and TripAdvisor earns a commission when users book and complete an activity. TripAdvisor does not control the service and act as an agent for these transactions under ASC 606. TripAdvisor’s performance obligation is complete and revenue is recognized at the time of the booking, as TripAdvisor has no post-booking obligations. TripAdvisor recognizes this revenue net of an estimate of the impact of cancellations using historical cancellation rates. Contract assets are recognized for commissions that are billable contingent upon completion of the activity.

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

LIBERTY TRIPADVISOR HOLDINGS, INC.

Notes to Condensed Consolidated Financial Statements (continued)

(unaudited)

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

In addition, TripAdvisor provides information and services for users to research and book vacation and short-term rental properties, including full home rentals, condominiums, villas, beach rentals, cabins and cottages. TripAdvisor’s Rentals business generates revenue primarily by offering individual property owners and managers the ability to list their properties on TripAdvisor’s websites and mobile applications thereby connecting homeowners with travelers through a free-to-list, commission-based option or, to a lesser extent, by an annual subscription-based fee structure. These properties are listed on www.flipkey.com, www.holidaylettings.co.uk, www.housetrip.com, www.niumba.com, and www.vacationhomerentals.com, and on TripAdvisor-branded websites and mobile applications. TripAdvisor earns commissions associated with rental transactions through its free-to-list model from both the traveler and the property owner or manager. TripAdvisor provides post-booking service to the travelers, property owners and managers until the time the rental commences, which is the time the performance obligation is completed. Revenue from transaction fees is recognized at the time that the rental commences. TripAdvisor acts as an agent under ASC 606, in the transactions, as TripAdvisor does not control any properties before the owner provides the accomodation to the traveler and does not have inventory risk. TripAdvisor generally collects payment from the traveler at the time of booking that includes TripAdvisor’s commissions, which is recorded as deferred revenue until revenue is recognized, and the amount due to the property owner, which is recorded in deferred merchant payables on the consolidated balance sheet, until payment is made to the property owner after the completion of the rental. Payments for term-based subscription fees related to online advertising services for the listing of rental properties, are generally due in advance.  As the performance obligation is the listing service provided to the property owner or manager over the subscription period, revenue is recognized over the period of the subscription service on a straight-line basis as efforts are expended evenly throughout the contract period. TripAdvisor recognizes deferred revenue for the amount of prepayment in excess of revenue recognized until the performance obligation is satisfied.

Practical Expedients and Exemptions

TripAdvisor expenses costs to obtain a contract as incurred, such as sales incentives, when the amortization period would have been one year or less.

TripAdvisor does not disclose the value of unsatisfied performance obligations for (i) contracts with an original expected length of one year or less and (ii) contracts for which it recognizes revenue at the amount to which it has the right to invoice for services performed.

LIBERTY TRIPADVISOR HOLDINGS, INC.

Notes to Condensed Consolidated Financial Statements (continued)

(unaudited)

Impact of Adoption of ASC 606

The impact of this new revenue recognition guidance on TripCo’s unaudited condensed consolidated statements of operations for the three and nine months ended September 30, 2018 was as follows:

	As Reported - ASC 606		Adjusted - ASC 605
	Three months ended	Impact of Accounting	Three months ended
	September 30, 2018	under ASC 606	September 30, 2018
	(in millions)
Revenue	$458	$3	$461
Operating income	76	3	79
Earnings (loss) before income taxes	78	3	81
Income tax (expense) benefit	(21)	-	(21)
Net earnings (loss)	57	3	60

	As Reported - ASC 606		Adjusted - ASC 605
	Nine months ended	Impact of Accounting	Nine months ended
	September 30, 2018	under ASC 606	September 30, 2018
	(in millions)
Revenue	$1,269	$(3)	$1,266
Operating income	119	(3)	116
Earnings (loss) before income taxes	45	(3)	42
Income tax (expense) benefit	(45)	1	(44)
Net earnings (loss)	-	(2)	(2)

The impact of the new guidance was not meaningful as of and for the nine months ended September 30, 2018 for the unaudited condensed consolidated balance sheet and unaudited condensed consolidated statement of cash flows.

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

	Three months ended	Nine months ended
	September 30,	September 30,
	2018	2018
Major products/revenue sources:	(in millions)
TripAdvisor-branded click-based advertising and transaction revenue	$194	583
TripAdvisor-branded display-based advertising and subscription revenue	81	231
Other hotel revenue	30	103
Total Hotel Revenue (1)	305	917

Non-Hotel Revenue (1)	153	352
Total Revenue	$458	1,269

(1)	TripAdvisor’s revenue is recognized primarily at a point in time for both Hotel and Non-Hotel revenue.

Contract balances

The following table provides information about the opening and closing balances of accounts receivables and contract assets from contracts with customers (in millions):

	September 30,	December 31,
	2018	2017
Accounts receivable	$227	230
Contract assets	10	—
Total	$237	230

Accounts receivable are recognized when the right to consideration becomes unconditional. Contract assets are rights to consideration in exchange for services that TripAdvisor has transferred to a customer when that right is conditional on something other than the passage of time, such as commission payments that are contingent upon the completion of the service by the principal in the transaction. Contract liabilities generally include payments received in advance of performance under the contract, and are realized as revenue as the performance obligation to the customer is satisfied, which TripAdvisor presents as deferred revenue on its unaudited consolidated balance sheets. As of January 1, 2018, TripAdvisor had $59 million recorded as deferred revenue on its unaudited condensed consolidated balance sheet, of which $8 million and $53 million was recognized in revenue during the three and nine months ended September 30, 2018, respectively. The difference between the opening and closing balances of TripAdvisor’s contract assets and deferred revenue primarily results from the timing differences between when TripAdvisor receives customer payments and the time in which TripAdvisor satisfies its performance obligations. There were no significant changes in contract assets or liabilities during the nine months ended September 30, 2018 related to business combinations, impairments, cumulative catch-ups or other material adjustments.

LIBERTY TRIPADVISOR HOLDINGS, INC.

Notes to Condensed Consolidated Financial Statements (continued)

(unaudited)

Accounting Pronouncements Not Yet Adopted

In February 2016, the FASB issued new guidance related to accounting for leases. The new standard requires the recognition of right-of-use (ROU) assets and liabilities arising from lease transactions on the balance sheet and the disclosure of key information about leasing arrangements. Accordingly, a lessee will recognize a lease asset for its right to use the underlying asset and a lease liability for the corresponding lease obligation. Both the asset and liability will initially be measured at the present value of the future minimum lease payments over the lease term. The new guidance will classify leases as either finance or operating leases, with classification determining the presentation of expenses and cash flows on TripAdvisor’s consolidated financial statements. Initial costs directly attributable to negotiating and arranging the lease will be included in the asset. For leases with a term of 12 months or less, a lessee can make an accounting policy election by class of underlying asset to not recognize an asset and corresponding liability. The transition guidance also provides specific guidance for sale and leaseback transactions, build-to-suit leases and amounts previously recognized in accordance with the business combinations guidance for leases. TripAdvisor will also be required to provide additional qualitative and quantitative disclosures regarding the amount, timing and uncertainty of cash flows arising from leases which include, among other things, the computation and disclosure of its weighted average remaining lease term and discount rate, cash paid for amounts included in the measurement of lease liabilities, and supplemental non-cash information on lease liabilities arising from obtaining the ROU assets. These disclosures are intended to provide supplemental information to the amounts recorded in the financial statements so that users can better understand the nature of an entity’s leasing activities. This guidance is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018, with early adoption permitted. The Company plans to adopt this guidance on January 1, 2019 and expects to elect certain practical expedients. Additionally, the Company plans to elect the optional transition method that allows for a cumulative-effect adjustment in the period of adoption and does not plan to restate prior periods.

The transition guidance for a build-to-suit lease arrangement requires the lessee to derecognize the assets and liabilities that were recognized solely as a result of a transaction’s build-to-suit designation under the current guidance, with any difference recorded as an adjustment to equity as of the adoption date. TripAdvisor will subsequently apply the general lessee guidance under the new standard to its corporate headquarters lease, including classifying it as either a finance or operating lease, and record a ROU asset and lease liability on the balance sheet, which will be initially measured at the present value of the remaining lease payments over the lease term. TripAdvisor is currently still assessing the quantitative impact this new guidance may have on its consolidated financial statements related to the aforementioned leases.

TripAdvisor continues to update its accounting policies and accounting memos under the new guidance, and evaluate its existing population of contracts to ensure all contracts that meet the definition of a lease contract under the new standard are identified. TripAdvisor is also in the process of implementing additional lease software to support its accounting and reporting process, including the new quantitative and qualitative financial disclosure requirements. In addition, TripAdvisor is evaluating the impact of the system implementation and new accounting guidance on its internal controls. TripAdvisor will continue to provide updates on its assessment of the effect that this new lease guidance will have on its consolidated financial statements, disclosures, systems and related internal controls, and will disclose material effects, if any, when known.

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

Included in the accompanying condensed consolidated statements of operations are the following amounts of stock‑based compensation, the majority of which relates to TripAdvisor as discussed below:

	Three months ended		Nine months ended
	September 30,		September 30,
	2018	2017	2018	2017
	amounts in millions
Operating expense	$12	11	38	31
Selling, general and administrative expense	19	16	56	46
	$31	27	94	77

Stock-based compensation expense related to TripAdvisor was $29 million and $26 million for the three months ended September 30, 2018 and 2017, respectively, and $90 million and $72 million for the nine months ended September 30, 2018 and 2017, respectively.

TripCo - Outstanding Awards

The following table presents the number and weighted average exercise price (“WAEP”) of the Awards to purchase TripCo common stock granted to certain officers, employees and directors of the Company, as well as the weighted average remaining contractual life and aggregate intrinsic value of the Awards.

			Weighted
			average
			remaining	Aggregate
			contractual	intrinsic
	Series A	WAEP	life	value
	in thousands		in years	in millions
Outstanding at January 1, 2018	681	$14.68
Granted	—	$—
Exercised	(3)	$9.49
Forfeited/Cancelled	(149)	$14.12
Outstanding at September 30, 2018	529	$14.86	2.6	$1
Exercisable at September 30, 2018	422	$16.16	1.7	$—

There were no options to purchase shares of Series A common stock granted during the nine months ended September 30, 2018. There was no activity during the period related to the outstanding TripCo Series B common stock options.

As of September 30, 2018, the total unrecognized compensation cost related to unvested Awards was approximately $6 million. Such amount will be recognized in the Company's consolidated statements of operations over a weighted average period of approximately 1.8 years.

LIBERTY TRIPADVISOR HOLDINGS, INC.

Notes to Condensed Consolidated Financial Statements (continued)

(unaudited)

As of September 30, 2018, TripCo reserved 2.3 million shares of Series A and Series B common stock for issuance under exercise privileges of outstanding stock Awards.

TripAdvisor Equity Grant Awards

The following table presents the number and WAEP of the Awards to purchase TripAdvisor common stock granted to certain officers, employees and directors of TripAdvisor.

			Weighted
			average
	TripAdvisor		remaining	Aggregate
	stock		contractual	intrinsic
	options	WAEP	life	value
	in thousands		in years	in millions
Outstanding at January 1, 2018	6,853	$52.78
Granted	632	$41.87
Exercised	(619)	$36.46
Cancelled or expired	(266)	$51.93
Outstanding at September 30, 2018	6,600	$53.29	6.3	$44
Exercisable at September 30, 2018	3,764	$58.79	4.5	$19

The weighted average GDFV of options granted was $17.72 for the nine months ended September 30, 2018.

As of September 30, 2018, the total unrecognized compensation cost related to unvested TripAdvisor stock options was approximately $39 million and will be recognized over a weighted average period of approximately 3.0 years. The total intrinsic value of stock options exercised was $7 million and $8 million for the nine months ended September 30, 2018 and 2017, respectively.

Additionally, during the nine months ended September 30, 2018, TripAdvisor granted 3,334 thousand of primarily service-based restricted stock units (“RSUs”) and market-based restricted stock units (“MSUs”) under the 2018 Stock and Annual Incentive Plan and the Amended and Restated 2011 Stock and Annual Incentive Plan. The RSUs’ fair value was measured based on the quoted price of TripAdvisor common stock at the date of grant. As the MSUs provide for vesting based upon TripAdvisor’s total shareholder return, or “TSR,” performance, the potential outcomes of future stock prices and TSR of TripAdvisor and the Nasdaq Composite Total Return Index, was used to calculate the GDFV of these awards. The weighted average GDFV for RSUs and MSUs granted during the nine months ended September 30, 2018 was $42.56 per share. As of September 30, 2018, the total unrecognized compensation cost related to TripAdvisor RSUs and MSUs was approximately $253 million and will be recognized over a weighted average period of approximately 2.8 years.

LIBERTY TRIPADVISOR HOLDINGS, INC.

Notes to Condensed Consolidated Financial Statements (continued)

(unaudited)

(4) Earnings (Loss) Per Common Share (EPS)

Basic earnings (loss) per common share (“EPS”) is computed by dividing net earnings (loss) attributable to TripCo shareholders by the weighted average number of common shares outstanding (“WASO”) for the period. Diluted EPS presents the dilutive effect on a per share basis of potential common shares as if they had been converted at the beginning of the periods presented. Excluded from EPS for both the three and nine months ended September 30, 2018 and 2017 are 2 million potential common shares, because their inclusion would be antidilutive.

	Liberty TripAdvisor Holdings Common Stock
	Three months ended		Nine months ended
	September 30,		September 30,
	2018	2017	2018	2017
	number of shares in millions
Basic WASO	75	75	75	75
Potentially dilutive shares	—	—	—	—
Diluted WASO	75	75	75	75

(5) Assets and Liabilities Measured at Fair Value

For assets and liabilities required to be reported at fair value, GAAP provides a hierarchy that prioritizes inputs to valuation techniques used to measure fair value into three broad levels. Level 1 inputs are quoted market prices in active markets for identical assets or liabilities that the reporting entity has the ability to access at the measurement date. Level 2 inputs are inputs, other than quoted market prices included within Level 1, that are observable for the asset or liability, either directly or indirectly. Level 3 inputs are unobservable inputs for the asset or liability. The Company does not have any material recurring assets or liabilities measured at fair value that would be considered Level 3.

The Company’s assets and liabilities measured at fair value are as follows:

	September 30, 2018			December 31, 2017
		Quoted prices	Significant		Quoted prices	Significant
		in active	other		in active	other
		markets for	observable		markets for	observable
		identical assets	inputs		identical assets	inputs
Description	Total	(Level 1)	(Level 2)	Total	(Level 1)	(Level 2)
	amounts in millions
Cash equivalents	$258	258	—	32	23	9
Marketable securities	$—	—	—	62	—	62
Variable postpaid forward	$22	—	22	75	—	75

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

(6) Debt

Outstanding debt at September 30, 2018 and December 31, 2017 is summarized as follows:

	September 30,	December 31,
	2018	2017
	amounts in millions
TripAdvisor Credit Facilities	—	230
TripAdvisor Chinese Credit facilities	—	7
TripCo margin loans	217	210
TripCo variable postpaid forward	267	264
Total consolidated TripCo debt	$484	711
Debt classified as current	(217)	(7)
Total long-term debt	$267	704

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

During the nine months ended September 30, 2018, TripAdvisor borrowed an additional $5 million and repaid $235 million of its outstanding borrowings on the 2015 Credit Facility. These net repayments were primarily made from a one-time cash repatriation of $325 million of foreign earnings to the United States during the nine months ended September 30, 2018. As of September 30, 2018, there were no outstanding borrowings under the 2015 Credit Facility. TripAdvisor is also required to pay a quarterly commitment fee, at an applicable rate ranging from 0.15% to 0.30%, on the daily unused portion of the 2015 Credit Facility for each fiscal quarter and additional fees in connection with the issuance of letters of credit. As of September 30, 2018, TripAdvisor’s unused revolver capacity was subject to a commitment fee of 0.15%, given TripAdvisor’s leverage ratio. The 2015 Credit Facility includes $15 million of borrowing capacity available for

LIBERTY TRIPADVISOR HOLDINGS, INC.

Notes to Condensed Consolidated Financial Statements (continued)

(unaudited)

letters of credit and $40 million for Swingline borrowings on same-day notice. As of September 30, 2018, TripAdvisor had issued $3 million of outstanding letters of credit under the 2015 Credit Facility.

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

TripAdvisor’s Chinese subsidiary is party to a $30 million, one-year revolving credit facility with Bank of America (the “Chinese Credit Facility—BOA”) that is currently subject to review on a periodic basis with no specific expiration period. Borrowings under the Chinese Credit Facility—BOA generally bear interest at a rate based on the People’s Bank of China benchmark, including certain adjustments which may be made in accordance with market conditions at the time of borrowing. As of September 30, 2018 and December 31, 2017, there were no outstanding borrowings under the Chinese Credit Facility—BOA.

In addition, TripAdvisor’s Chinese subsidiary is party to a RMB 70,000,000 (approximately $10 million) one-year revolving credit facility with J.P. Morgan Chase Bank (the “Chinese Credit Facility—JPM”). Borrowings under the Chinese Credit Facility—JPM generally bear interest at a rate based on the People’s Bank of China benchmark, including certain adjustments which may be made in accordance with market conditions at the time of borrowing.  As of December 31, 2017, TripAdvisor had $7 million of outstanding borrowings from the Chinese Credit Facility—JPM at a weighted average interest rate of 5.00%. During the nine months ended September 30, 2018, TripAdvisor borrowed an additional $2 million and repaid in full the outstanding borrowings under the Chinese Credit Facility—JPM.

LIBERTY TRIPADVISOR HOLDINGS, INC.

Notes to Condensed Consolidated Financial Statements (continued)

(unaudited)

TripCo Margin Loans and Variable Postpaid Forward

On August 21, 2014, a wholly owned subsidiary of TripCo (“TripSPV”) entered into two margin loan agreements, which aggregated total borrowings of $400 million. Interest on the margin loans accrues at a rate of 3.65% plus LIBOR for nine months and 3.25% plus LIBOR thereafter. Interest on the margin loans was paid in kind and added to the principal amount on the loans.

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

On June 23, 2016, TripCo amended the terms of the margin loan agreements with respect to the remaining borrowings of $200 million. Common Stock and Class B Common Stock of TripAdvisor were pledged as collateral pursuant to these agreements. Each agreement contains language that indicates that the Company, as borrower and transferor of underlying shares as collateral, has the right to exercise all voting, consensual and other powers of ownership pertaining to the transferred shares for all purposes, provided that TripCo agrees that it will not vote the shares in any manner that would reasonably be expected to give rise to transfer or certain other restrictions. Similarly, the loan agreements indicate that no lender party shall have any voting rights with respect to the shares transferred, except to the extent that a lender party buys any shares in a sale or other disposition made pursuant to the terms of the loan agreements. The agreements also contain certain restrictions related to additional indebtedness and margin calls. The initial margin call would require the outstanding balance to be reduced to $150 million if at any time the closing price per share of TripAdvisor common stock were to fall below a certain minimum value. Pursuant to the amendments, interest on the margin loans accrued at a rate of 2.0% plus LIBOR. On November 7, 2017, pursuant to another amendment to the margin loan agreements, the interest rate on the margin loans increased to 2.4% plus LIBOR per year. The interest can be paid in kind or cash at the election of TripCo. The Company expects that interest on the loans will be paid in kind and added to the principal amount on the loans. The term of the loans is three years and the maturity date is June 21, 2019. Accordingly, the loans are classified as current as of September 30, 2018.

During the nine months ended September 30, 2018, TripCo recorded $7 million and $2 million of non-cash interest related to the amended margin loans and variable postpaid forward, respectively.

As of September 30, 2018, the values of TripAdvisor’s shares pledged as collateral pursuant to the margin loan agreements and variable postpaid forward, determined based on the trading price of the Common Stock and on an as-if converted basis for the Class B Common Stock, are as follows:

	Number of Shares
	Pledged as
	Collateral as of	Share value as of
Pledged Collateral	September 30, 2018	September 30, 2018
	amounts in millions
Common Stock	18.2	$927
Class B Common Stock	12.8	$654

The outstanding margin loans contain various affirmative and negative covenants that restrict the activities of the borrower. The loan agreements do not include any financial covenants.

LIBERTY TRIPADVISOR HOLDINGS, INC.

Notes to Condensed Consolidated Financial Statements (continued)

(unaudited)

Debt Covenants

As of September 30, 2018, each of the Company and TripAdvisor was in compliance with its respective debt covenants.

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

For the nine months ended September 30, 2018, TripCo has identified the following consolidated company as its reportable segment:

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

Performance Measures

	Three months ended September 30,
	2018		2017
		Adjusted		Adjusted
	Revenue	OIBDA	Revenue	OIBDA
	amounts in millions
TripAdvisor	$458	146	439	95
Corporate and other	—	(1)	—	(2)
Consolidated TripCo	$458	145	439	93

	Nine months ended September 30,
	2018		2017
		Adjusted		Adjusted
	Revenue	OIBDA	Revenue	OIBDA
	amounts in millions
TripAdvisor	$1,269	335	1,235	269
Corporate and other	—	(4)	13	(9)
Consolidated TripCo	$1,269	331	1,248	260

Other Information

	September 30, 2018
	Total	Capital
	assets	expenditures
	amounts in millions
TripAdvisor	$5,225	45
Corporate and other	40	—
Consolidated TripCo	$5,265	45

LIBERTY TRIPADVISOR HOLDINGS, INC.

Notes to Condensed Consolidated Financial Statements (continued)

(unaudited)

The following table provides a reconciliation of Consolidated segment Adjusted OIBDA to Operating income (loss) and Earnings (loss) before income taxes:

	Three months		Nine months
	ended September 30,		ended September 30,
	2018	2017	2018	2017
	amounts in millions
Consolidated segment Adjusted OIBDA	$145	93	331	260
Stock-based compensation	(31)	(27)	(94)	(77)
Depreciation and amortization	(38)	(50)	(118)	(161)
Operating income (loss)	76	16	119	22
Interest expense	(8)	(6)	(20)	(18)
Realized and unrealized gain (losses) on financial instruments, net	9	(9)	(56)	10
Gain (loss) on dispositions, net	—	—	—	(18)
Other, net	1	(1)	2	2
Earnings (loss) before income taxes	$78	—	45	(2)

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Certain statements in this Quarterly Report on Form 10-Q constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, including statements regarding our business and marketing strategies; the recoverability of our goodwill and other long-lived assets; our projected sources and uses of cash; fluctuations in interest rates and foreign exchange rates; and the anticipated impact of certain contingent liabilities related to tax rules and other matters arising in the ordinary course of business. Forward-looking statements inherently involve many risks and uncertainties that could cause actual results to differ materially from those projected in these statements. Where, in any forward-looking statement, we express an expectation or belief as to future results or events, such expectation or belief is expressed in good faith and believed to have a reasonable basis, but such statements necessarily involve risks and uncertainties and there can be no assurance that the expectation or belief will result or be achieved or accomplished. The following include some but not all of the factors that could cause actual results or events to differ materially from those anticipated:

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

Overview

The accompanying financial statements and the other information herein refer to the consolidation of TripAdvisor and BuySeasons, Inc. (“BuySeasons”) as “TripCo,” “Consolidated TripCo,” the “Company,” “us,” “we” and “our” unless the context otherwise requires.  The results of BuySeasons are included in the accompanying condensed consolidated financial results of TripCo until June 30, 2017. We own an approximate 22% economic interest and 58% voting interest in TripAdvisor as of September 30, 2018.  All significant intercompany accounts and transactions have been eliminated in the accompanying condensed consolidated financial statements.

On June 30, 2017, TripCo sold BuySeasons. BuySeasons is not presented as a discontinued operation as the sale did not represent a strategic shift that had a major effect on TripCo’s operations and financial results.

Our “Corporate and other” category includes our former interest in BuySeasons and corporate expenses.

Results of Operations—Consolidated—September 30, 2018 and 2017

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

	Three months ended		Nine months ended
	September 30,		September 30,
	2018	2017	2018	2017
	amounts in millions
Revenue
TripAdvisor	$458	439	1,269	1,235
Corporate and other	—	—	—	13
Consolidated TripCo	$458	439	1,269	1,248
Operating Income (Loss)
TripAdvisor	$78	19	127	36
Corporate and other	(2)	(3)	(8)	(14)
Consolidated TripCo	$76	16	119	22
Adjusted OIBDA
TripAdvisor	$146	95	335	269
Corporate and other	(1)	(2)	(4)	(9)
Consolidated TripCo	$145	93	331	260

Revenue.  Our consolidated revenue increased $19 million and $21 million during the three and nine months ended September 30, 2018, respectively, as compared to the corresponding periods in the prior year, due to increases of $19 million and $34 million at TripAdvisor, respectively, partially offset by a decrease of $13 million for the nine months ended September 30, 2018 of corporate and other revenue. On June 30, 2017, TripCo sold BuySeasons, the only consolidated subsidiary in Corporate and other. See “Results of Operations—TripAdvisor” below for a more complete discussion of the results of operations of TripAdvisor.

Operating Income (Loss).  Our consolidated operating results increased by $60 million and $97 million for the three and nine months ended September 30, 2018,  respectively, as compared to the corresponding periods in the prior year. The increases  for the three and nine months ended September 30, 2018 were due to increases in operating results at TripAdvisor. See “Results of Operations—TripAdvisor” below for a more complete discussion of the results of operations of TripAdvisor.

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

Consolidated Adjusted OIBDA increased $52 million and $71 million during the three and nine months ended September 30, 2018, respectively, as compared to the corresponding periods in the prior year. These changes were primarily due to the operating results of TripAdvisor. See “Results of Operations—TripAdvisor” below for a more complete discussion of the results of operations of TripAdvisor.

Other Income and Expense

Components of Other income (expense) are presented in the table below.

	Three months ended		Nine months ended
	September 30,		September 30,
	2018	2017	2018	2017
	amounts in millions
Interest expense
TripAdvisor	$(4)	(4)	(10)	(11)
Corporate and other	(4)	(2)	(10)	(7)
Consolidated TripCo	$(8)	(6)	(20)	(18)
Realized and unrealized gains (losses) on financial instruments, net
TripAdvisor	$—	—	(3)	—
Corporate and other	9	(9)	(53)	10
Consolidated TripCo	$9	(9)	(56)	10
Gain (loss) on dispositions, net
TripAdvisor	$—	—	—	—
Corporate and other	—	—	—	(18)
Consolidated TripCo	$—	—	—	(18)
Other, net
TripAdvisor	$2	(1)	3	2
Corporate and other	(1)	—	(1)	—
Consolidated TripCo	$1	(1)	2	2

Interest expense.  Interest expense increased for the three and nine months ended September 30, 2018 as compared to the corresponding periods in the prior year primarily due to higher average outstanding borrowings and effective interest rates on corporate debt during 2018.

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

Other, net.  Other, net income remained relatively flat for both the three and nine months ended September 30, 2018 as compared to the corresponding periods in the prior year. Other, net primarily consists of transaction losses as a result of the fluctuation of foreign exchange rates and interest income.

Income taxes.    During the three months ended September 30, 2018 and 2017, we had earnings before income taxes of  $78 million and zero, respectively, and we had income tax expenses of $21 million and $7 million, respectively. During the nine months ended September 30, 2018 and 2017, we had earnings before income taxes of $45 million and losses before income taxes of $2 million, respectively, and we had income tax expenses of $45 million and $21 million,  respectively. For the three months ended September 30, 2018, the Company recognized additional tax expense related to changes in unrecognized tax benefits and changes in effective state tax rates. For the nine months ended September 30, 2018, the Company recognized additional tax expense related to the recognition of deferred tax liabilities for basis differences in the stock of a consolidated subsidiary, changes in unrecognized tax benefits, the recognition of excess tax benefits and shortfalls related to stock-based compensation and changes in the valuation allowance.  The expense items for both the three and nine months ended September 30, 2018 were partially offset by a net tax benefit of earnings in foreign jurisdictions taxed at a rate lower than the U.S. federal tax rate of 21%.  For the three and nine months ended September 30, 2017,  the Company recognized additional tax expense related to changes in valuation allowance, changes in unrecognized tax benefits, the recognition of deferred tax liabilities for basis differences in the stock of a consolidated subsidiary, and the recognition of excess tax benefits and shortfalls related to stock-based compensation. These expense items were partially offset by the tax benefit of earnings in foreign jurisdictions taxed at a rate lower than the U.S. federal tax rate and an increase in federal tax credits.

 Net earnings (loss).  We had net earnings of $57 million and net losses of $7 million for the three months ended September 30, 2018 and 2017, respectively, and net earnings of zero and net losses of $23 million for the nine months ended September 30, 2018 and 2017, respectively.  The change in net earnings was the result of the above described fluctuations in our revenue and expenses.

Liquidity and Capital Resources

As of September 30, 2018,  substantially all of our cash and cash equivalents consist of cash on hand in global financial institutions, money market funds and marketable securities with maturities of 90 days or less at the date of purchase.

The following are potential sources of liquidity: available cash balances, proceeds from asset sales, monetization of our investments, outstanding or anticipated debt facilities, debt and equity issuances, and dividend and interest receipts.

As of September 30, 2018,  TripCo had a cash balance of $681 million. Approximately $663 million of the cash balance, at September 30, 2018, is held at TripAdvisor. Although TripCo has a 58% voting interest in TripAdvisor, TripAdvisor is a separate public company with a significant non‑controlling interest, as TripCo has only a 22% economic interest in TripAdvisor. Even though TripCo controls TripAdvisor through its voting interest and board representation, decision making with respect to using TripAdvisor’s cash balances must consider TripAdvisor’s minority holders. Accordingly, any potential distributions of cash from TripAdvisor to TripCo would generally be on a pro rata basis based on economic ownership interests. Covenants in TripAdvisor’s debt instruments also restrict the payment of dividends and cash distributions to stockholders. Approximately $280 million of the TripAdvisor cash and cash equivalents balance is held by foreign subsidiaries.

During the nine months ended September 30, 2018, TripAdvisor borrowed an additional $5 million and repaid $235 million of outstanding borrowings under the 2015 Credit Facility (as defined in note 6 to the accompanying condensed consolidated financial statements). These net repayments were primarily made from a one-time repatriation of $325 million of foreign earnings to the United States. Cumulative undistributed earnings of foreign subsidiaries that TripAdvisor intends to indefinitely reinvest outside of the United States totaled approximately $616 million as of September 30, 2018. Should TripAdvisor distribute, or be treated under certain U.S. tax rules as having distributed, the earnings of foreign subsidiaries in the form of dividends or otherwise, TripAdvisor may be subject to U.S. income taxes. To date, TripAdvisor has permanently reinvested its foreign earnings outside of the United States and it currently does not intend to repatriate these earnings to fund U.S. operations. The amount of any unrecognized deferred income tax on this temporary difference is not material.

Historically, TripAdvisor’s operating cash flows have been sufficient to fund its working capital requirements, capital expenditures and long term debt obligations and other financial commitments and are expected to be sufficient in future periods.

	Nine months ended
	September 30,
	2018	2017
	amounts in millions
Cash flow information
TripAdvisor cash provided (used) by operating activities	$374	220
Corporate and other cash provided (used) by operating activities	(4)	(18)
Net cash provided (used) by operating activities	$370	202

TripAdvisor cash provided (used) by investing activities	$(18)	64
Corporate and other cash provided (used) by investing activities	—	(7)
Net cash provided (used) by investing activities	$(18)	57

TripAdvisor cash provided (used) by financing activities	$(354)	(163)
Corporate and other cash provided (used) by financing activities	—	1
Net cash provided (used) by financing activities	$(354)	(162)

During the nine months ended September 30, 2018, TripCo’s primary use of cash was net debt repayments of $238 million. TripCo’s primary sources of cash included cash on hand, cash provided by operations and approximately  $64 million in sales and maturities of short term investments and other marketable securities.

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

	Three months ended		Nine months ended
	September 30,		September 30,
	2018	2017	2018	2017
	amounts in millions
Revenue
Hotel	$305	312	917	952
Non-Hotel	153	127	352	283
Total revenue	458	439	1,269	1,235
Operating expense	82	69	236	209
SG&A	230	275	698	757
Adjusted OIBDA	146	95	335	269
Stock-based compensation	29	26	90	72
Depreciation and amortization	39	50	118	161
Operating income	$78	19	127	36

Revenue

TripAdvisor’s Hotel revenue decreased $7 million and $35 million during the three and nine months ended September 30, 2018, respectively, when compared to the same periods in the prior year. The decrease in Hotel revenue is detailed as follows:

	Three months ended		Nine months ended
	September 30,		September 30,
	2018	2017	2018	2017
	amounts in millions
TripAdvisor-branded click-based and transaction	$194	195	583	619
TripAdvisor-branded display-based advertising and subscription	81	76	231	215
Other hotel revenue	30	41	103	118
Total Hotel revenue	$305	312	917	952

TripAdvisor-branded click-based and transaction revenue includes cost-per-click-based advertising revenue from its TripAdvisor-branded websites as well as transaction-based revenue from its hotel instant booking feature. For both the three and nine months ended September 30, 2018,  64% of TripAdvisor’s Hotel revenue was derived from its TripAdvisor-branded click-based and transaction revenue. For the three and nine  months ended September 30, 2017,  63% and 65%, respectively, of TripAdvisor’s Hotel revenue was derived from its TripAdvisor-branded click-based and transaction revenue. TripAdvisor-branded click-based and transaction revenue during the three months ended September 30, 2018 was relatively flat and decreased $36 million during the nine months ended September 30, 2018, when compared to the same periods in 2017, primarily due to a 5% increase in revenue per hotel shopper, offset by a 5% decrease in average monthly unique hotel shoppers, during the three months ended September 30, 2018 and a 2% decrease in both revenue per hotel shopper and average monthly unique hotel shoppers during the nine months ended September 30, 2018,  according to TripAdvisor’s internal log files.

TripAdvisor’s revenue per hotel shopper increased 5% during the three months ended September 30, 2018 primarily due to the success of its product improvements and marketing optimization efforts, which TripAdvisor believes has resulted in increased user awareness of TripAdvisor’s price shopping tools, partially offset by a greater percentage of hotel shoppers visiting TripAdvisor-branded websites and applications on mobile phones and a  reduced mix of paid traffic, which tends to click with greater frequency than free traffic.  TripAdvisor’s revenue per hotel shopper decreased 2% during the nine months ended September 30, 2018 primarily due to difficult year-over-year growth comparisons during the first half of 2018, as beginning in the third quarter of 2017 TripAdvisor began significantly reducing its direct selling and marketing investments on its least-profitable paid online marketing campaigns, as well as a greater percentage of hotel shoppers visiting TripAdvisor-branded websites and applications on mobile phones, partially offset by TripAdvisor’s success in product improvements and marketing optimization efforts.

TripAdvisor’s aggregate average monthly unique hotel shoppers on TripAdvisor-branded websites decreased by 5% and 2% during the three and nine months ended September 30, 2018,  respectively, when compared to the same periods in 2017, according to TripAdvisor’s internal log files. The decrease was primarily due to the continued optimization of TripAdvisor’s marketing investment mix between online and offline channels, which TripAdvisor believes limits its ability to grow hotel shoppers in the near term, partially offset by the general trend of an increasing number of hotel shoppers visiting TripAdvisor’s websites and applications on mobile phones, which TripAdvisor continued to experience during both the three and nine months ended September 30, 2018.

TripAdvisor-branded display-based advertising and subscription revenue primarily consists of revenue from display-based advertising and subscription-based hotel advertising revenue.  TripAdvisor-branded display-based advertising and subscription revenue increased by $5 million or 7%, during the three months ended September 30, 2018,  and increased by $16 million or 7%, during the nine months ended September 30, 2018, when compared to the same periods in 2017.  The increases are primarily attributable to TripAdvisor’s new media ad product which enables hotels to enhance their visibility on TripAdvisor’s hotel pages, partially offset by the general trend of an increasing percentage of traffic visiting TripAdvisor’s websites and applications on mobile phones.

TripAdvisor’s other hotel revenue primarily includes revenue from non-TripAdvisor branded websites, such as www.bookingbuddy.com,  www.cruisecritic.com, and www.onetime.com, including click-based advertising revenue and display-based advertising revenue generated through these websites. Other hotel revenue decreased $11 million and $15 million during the three and nine months ended September 30, 2018,  respectively, when compared to the same periods in 2017, primarily due to TripAdvisor’s increased marketing efficiency from paid online marketing channels within this revenue stream.

TripAdvisor’s Non-Hotel revenue increased by $26 million or 20% and $69 million  or  24%  during the three and nine months ended September 30, 2018, respectively, when compared to the same periods in 2017,  driven by TripAdvisor’s Experiences and Restaurants businesses.

TripAdvisor’s Experiences generated revenue growth due to increased growth in bookings, which was primarily driven by an increase in bookable supply and growth in demand from bookings sourced by TripAdvisor. Another contributing factor is the ongoing key feature improvements made to the shopping experience, which TripAdvisor believes have contributed to increased demand and revenue conversion.

Revenue growth in TripAdvisor’s Restaurants was primarily due to seated diner growth, mobile bookings growth, user experience improvements, and increased bookable supply of restaurant listings as well as increased revenue from TripAdvisor websites.

Rentals’ revenue during the three and nine months ended September 30, 2018 decreased when compared to the same periods in 2017, primarily due to increasing competition in the alternative accommodations marketplace and also the continued migration of TripAdvisor’s subscription model to its free-to-list model, which TripAdvisor believes will have a longer term return.

Operating expense

The most significant driver of operating expense is technology and content costs, which increased $10 million and $16 million during the three and nine months ended September 30, 2018, respectively, when compared to the same periods in 2017. The increases  were primarily due to increased personnel and overhead costs to support the business growth of TripAdvisor’s Non-Hotel business.

Selling, general and administrative

The most significant driver of selling, general and administrative expense is selling and marking costs, which consist of direct selling and marketing costs and indirect costs, such as personnel and overhead. Selling and marketing costs decreased $41 million and $63 million during the three and nine months ended September 30, 2018,  respectively, when compared to the same periods in 2017,  primarily due to decreased search engine marketing and online traffic acquisition costs in TripAdvisor’s Hotel business, partially offset by the increase in TripAdvisor’s Hotel business television advertising campaign spend of $34 million during the nine months ended September 30, 2018, and to a lesser extent, an increase in online and offline advertising costs in TripAdvisor’s Non-Hotel business in the three and nine months ended September 30, 2018, when compared to the same periods in 2017. TripAdvisor’s television advertising campaign spend during the three months ended September 30, 2018 in its Hotel business decreased by $7 million, when compared to the same period in 2017. In addition, personnel and overhead costs increased during the three and nine months ended September 30, 2018, when compared to the same periods in 2017, primarily due to an increase in headcount in TripAdvisor’s Non-Hotel business to support business growth.

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

We are exposed to changes in interest rates primarily as a result of our borrowing and investment activities, which include investments in fixed and floating rate debt instruments and borrowings used to maintain liquidity and to fund business operations. The nature and amount of our long‑term and short‑term debt are expected to vary as a result of future requirements, market conditions and other factors. We expect to manage our exposure to interest rates by maintaining what we believe is an appropriate mix of fixed and variable rate debt. We believe this best protects us from interest rate risk. We expect to achieve this mix by (i) issuing fixed rate debt that we believe has a low stated interest rate and significant term to maturity, (ii) issuing variable rate debt with appropriate maturities and interest rates, and (iii) entering into interest rate swap arrangements when we deem appropriate. As of September 30, 2018, our debt is comprised of the following amounts:

	Variable rate debt		Fixed rate debt
	Principal	Weighted avg	Principal	Weighted avg
	amount	interest rate	amount	interest rate
amount in millions
TripAdvisor	$—	N/A	—	N/A
TripCo debt	$217	4.7%	267	1.3%

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

Item 4. Controls and Procedures.

In accordance with Rules 13a-15 and 15d-15 under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), the Company carried out an evaluation, under the supervision and with the participation of management, including its chief executive officer and its principal accounting and financial officer (the "Executives"), of the effectiveness of its disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, the Executives concluded that the Company's disclosure controls and procedures were effective as of September 30, 2018 to provide reasonable assurance that information required to be disclosed in its reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms.

There has been no change in the Company's internal control over financial reporting that occurred during the three months ended September 30, 2018 that has materially affected, or is reasonably likely to materially affect, its internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

No shares of Liberty TripAdvisor Holdings, Inc. Series A common stock were surrendered by our officers and employees to pay withholding taxes and other deductions in connection with the vesting of their restricted stock during the three months ended September 30, 2018.

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

LIBERTY TRIPADVISOR HOLDINGS, INC.

Date: November 7, 2018	By:	/s/ GREGORY B. MAFFEI
Gregory B. Maffei Chairman, President and Chief Executive Officer

Date: November 7, 2018	By:	/s/ BRIAN J. WENDLING
Brian J. Wendling Senior Vice President and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

II-2