Form 10-K
period 2018-12-31
Liberty TripAdvisor Holdings, Inc.
filed 2019-02-22
CIK 1606745

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D. C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2018

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

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐	Emerging growth company☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes    No ☒

The aggregate market value of the voting stock held by non-affiliates of Liberty TripAdvisor Holdings, Inc. computed by reference to the last sales price of such stock, as of the closing of trading on June 29, 2018, was approximately $1.1 billion.

The number of outstanding shares of Liberty TripAdvisor Holdings, Inc.'s common stock as of January 31, 2019 was:

	Series A	Series B
Liberty TripAdvisor Holdings, Inc. common stock	72,146,903	2,929,777

Documents Incorporated by Reference

The Registrant's definitive proxy statement for its 2019 Annual Meeting of Stockholders is hereby incorporated by reference into Part III of this Annual Report on Form 10-K.

LIBERTY TRIPADVISOR HOLDINGS, INC.

2018 ANNUAL REPORT ON FORM 10‑K

PART I.

Item 1.  Business.

General Development of Business

During October 2013, the Board of Directors of Liberty Interactive Corporation and its subsidiaries (“Liberty”) (subsequently renamed Qurate Retail, Inc. (“Qurate Retail”)) authorized a plan to distribute to the stockholders of Liberty’s Liberty Ventures common stock shares of a newly-formed company, Liberty TripAdvisor Holdings, Inc. (“TripCo” or the “Company”) (the “TripCo Spin-Off”). TripCo was formed in 2013 as a Delaware corporation. TripCo holds its subsidiary TripAdvisor, Inc. (“TripAdvisor”) and held its former subsidiary, BuySeasons, Inc. (“BuySeasons”) until BuySeasons was sold on June 30, 2017. The TripCo Spin-Off was completed on August 27, 2014 and effected as a pro-rata dividend of shares of TripCo to the stockholders of Series A and Series B Liberty Ventures common stock of Liberty. As of December 31, 2018, TripCo held an approximate 22% equity interest and 58% voting interest in TripAdvisor.

Following the TripCo Spin-Off, Qurate Retail and TripCo operate as separate, publicly traded companies, and neither has any stock ownership, beneficial or otherwise, in the other. In connection with the TripCo Spin-Off, TripCo entered into certain agreements, including the reorganization agreement, the services agreement, the facilities sharing agreement and the tax sharing agreement, with Qurate Retail and/or Liberty Media Corporation (“Liberty Media”) (or certain of their subsidiaries) in order to govern certain of the ongoing relationships between the companies after the TripCo Spin-Off and to provide for an orderly transition.

The reorganization agreement provides for, among other things, the principal corporate transactions (including the internal restructuring) required to effect the TripCo Spin-Off, certain conditions to the TripCo Spin-Off and provisions governing the relationship between TripCo and Qurate Retail with respect to and resulting from the TripCo Spin-Off.

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

* * * * *

Certain statements in this Annual Report on Form 10-K constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, including statements regarding our business, product and marketing strategies; new product and service offerings; the recoverability of our goodwill and other long-lived assets; indebtedness; our projected sources and uses of cash; and the anticipated impact of certain contingent liabilities related to legal and tax proceedings and other matters arising in the ordinary course of business.  In particular, statements under Item 1. "Business," Item 1A. "Risk Factors," Item 2. "Properties," Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations" and Item 7A. "Quantitative and Qualitative Disclosures About Market Risk" contain forward-looking statements.  Forward-looking statements inherently involve many risks and uncertainties that could cause actual results to differ materially from those projected in these statements. Where, in any forward-looking statement, we express an expectation or belief as to future results or events, such expectation or belief is expressed in good faith and believed to have a reasonable basis, but such statements necessarily involve risks and uncertainties and there can be no assurance that the expectation or belief will result or be achieved or accomplished. The following include some but not all of the factors that could cause actual results or events to differ materially from those anticipated:

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

 Narrative Description of Business

TripAdvisor

TripAdvisor is an online travel company and its mission is to help people around the world to plan, book and experience the perfect trip. TripAdvisor seeks to achieve its mission by providing consumers and travel partners a global platform with rich consumer-generated content, price comparison tools and online reservation and related services for destinations, accommodations, travel activities and experiences, and restaurants.

TripAdvisor, Inc., by and through its subsidiaries, owns and operates a portfolio of leading online travel brands. Its flagship brand, TripAdvisor,  is the world’s largest travel site based on average monthly unique visitors, which reached 490 million average monthly unique visitors during its seasonal peak during the year ended December 31, 2018, according to TripAdvisor’s internal log files.

TripAdvisor-branded websites include www.tripadvisor.com in the United States and localized versions of the TripAdvisor website in 48 markets and 28 languages worldwide. TripAdvisor’s systems infrastructure and web and database servers for TripAdvisor-branded websites are housed at two geographically separate facilities and have multiple communication links as well as continuous monitoring and engineering support. Each facility is fully self-sufficient and operational with its own hardware, networking, software and content, and is structured in an active/passive, fully redundant configuration. Substantially all of its software components, data, and content are replicated in multiple datacenters and development centers, as well as being backed up at offsite locations. TripAdvisor’s systems are monitored and protected though multiple layers of security. Several of its individual subsidiaries and businesses, including Viator, have their own data infrastructure and technology teams.

TripAdvisor’s Industry and Market Opportunity

TripAdvisor operates in the global travel industry, focusing exclusively on online travel and travel-related activity, and the online advertising market.

Phocuswright, an independent travel, tourism and hospitality research firm, estimates the annual global travel market at $1.7 trillion.  Phocuswright also estimates online penetration of global travel bookings to be less than 50%. However, travel bookings have been moving online as consumers gain access to the Internet and global tourism activity continues to increase, driven by middle class and economic growth. TripAdvisor, as an internet-enabled travel-focused business, allows consumers to research travel activity and share their experiences and opinions with a global audience.  As consumer online travel media consumption and online travel commerce activity increases,  TripAdvisor believes travel and travel-related businesses will continue to allocate greater percentages of their marketing budgets to online channels in order to grow their businesses. TripAdvisor believes this creates a significant long-term growth opportunity of its business.

Business Model

TripAdvisor’s  businesses help to match demand, or consumers that seek to discover, research, price compare and book the best travel experiences online with supply from TripAdvisor’s travel partners around the world that provide travel accommodations and experiences.

Consumer Offerings

TripAdvisor enables consumers to plan, book and experience the perfect trip by providing content, supply, price, and convenience. Content and supply have enabled TripAdvisor to become a well-known global brand, one that has attracted the world’s largest travel audience, based on average monthly unique visitors, and influences a significant amount of travel commerce. TripAdvisor is focused on creating the best online experience in travel planning and booking, making it easier for consumers to research destinations and experiences, read and contribute user-generated content, compare destinations and businesses based on quality, price and availability, and complete bookings powered by its travel partners.

Travel Partners

TripAdvisor’s portfolio of travel-related websites, enables its travel partners to be discovered, to advertise and to sell their services to a global travel audience.  Travel partners may include hotel chains, independent hoteliers, online travel agencies (“OTAs”), destination marketing organizations, and other travel-related and non-travel related product and service providers – who seek to market and sell their products and services to a global audience. TripAdvisor enables media advertising opportunities – and in some case, facilitates transactions between consumers and travel partners in a number of ways, including by sending referrals to its travel partners’ websites, facilitating bookings on behalf of its travel partners, by serving as the merchant of record – particularly in its Experiences and Rentals businesses – and by offering advertising placements on TripAdvisor websites and mobile applications (“app”).

Businesses and Products

Hotel

The Hotel businesses accounted for 72%, 77% and 80% of its consolidated revenue in the years ended December 31, 2018, 2017 and 2016, respectively, and includes revenue generated from the following sources:

•

TripAdvisor-branded Click-based and Transaction Revenue.    TripAdvisor’s largest source of Hotel revenue is generated from click-based advertising on TripAdvisor-branded websites, which is primarily comprised of contextually-relevant links to its travel partners’ sites. TripAdvisor’s click-based travel partners are predominantly OTAs, and direct suppliers in the hotel category. Click-based advertising is generally priced on a cost-per-click (“CPC”) basis, with payments from travel partners determined by the number of travelers who click on a link multiplied by the CPC rate for specific click. CPC rates that TripAdvisor’s travel partners pay are determined in a dynamic, competitive auction process, also known as its metasearch auction.  Transaction revenue is generated from its hotel instant booking feature, which enables hotel shoppers to book directly on TripAdvisor through a travel partner, with the latter serving as the merchant of record. TripAdvisor earns  a pre-determined commission rate from its travel partners for each consumer that completes a hotel reservation on its website or app.

•

TripAdvisor-branded Display-based Advertising and Subscription Revenue.  Travel partners can promote their brands in a contextually-relevant manner through a variety of display-based advertising placements on TripAdvisor’s websites. TripAdvisor’s display-based advertising clients are predominantly direct suppliers of hotels, air travel and cruises, as well as destination marketing organizations. Other display clients include OTAs and other travel-related businesses as well as advertisers from non-travel categories. Display-based advertising is sold predominantly on a cost per thousand impressions (“CPM”), basis. TripAdvisor also offers subscription-based advertising to hoteliers, owners of B&Bs and other specialty lodging properties,  enabling subscribers to advertise their businesses on TripAdvisor’s website, as well as manage and promote their website URL, email address, phone number, special offers and other information related to their business.  Subscription advertising services are predominantly sold for a flat fee for a contracted period of one year or less.

•

Other Hotel Revenue.  TripAdvisor’s other Hotel revenue primarily includes revenue from non-TripAdvisor branded websites, such as www.bookingbuddy.com, www.cruisecritic.com, www.onetime.com and www.smartertravel.com, which primarily includes click-based advertising and display-based advertising revenue sources, as described above.

Non-Hotel

Non-Hotel businesses  –  Experiences,  Restaurants and Rentals – have comprised an increasing percentage of consumer demand and consolidated revenue. TripAdvisor’s Non-Hotel businesses accounted for 28%, 23% and 20% of TripAdvisor’s consolidated revenue in the years ended December 31, 2018, 2017 and 2016, respectively, and includes revenue generated from the following sources:

•

Experiences.  TripAdvisor provides information and services for consumers to research, book and travel activities and experiences in popular travel destinations both through Viator, TripAdvisor’s dedicated Experiences business,  and on TripAdvisor’s website and app.  TripAdvisor also powers travel activities and experience booking capabilities to consumers on affiliate partner websites, including some of the world’s top airlines, hotel chains and online and offline travel agencies. TripAdvisor works with local tour or travel activities/experiences operators to provide consumers with access to tours, activities and experiences in popular destinations worldwide. TripAdvisor generates commissions for each booking transaction it facilitates through its online reservation system. To a lesser extent, TripAdvisor earns commissions from third-party merchant partners, which display and promote TripAdvisor’s supplier activities on their websites to generate bookings.

•

Restaurants. TripAdvisor provides information and services for consumers to research and book restaurants in popular travel destinations through its dedicated restaurant reservations business,  TheFork, and on TripAdvisor websites and mobile apps. TheFork is an online restaurant booking platform operating on a number of websites (including www.lafourchette.com,  www.eltenedor.com and www.iens.nl), with a network of restaurant partners located primarily across Europe and Australia. TripAdvisor’s bookable restaurants are available on www.thefork.com and on TripAdvisor-branded website and mobile apps. TripAdvisor primarily generates transaction fees (or per seated diner fees) that are paid by restaurants for diners seated primarily from bookings through TheFork’s online reservation system. To a lesser extent, TripAdvisor also generates subscription fees for subscription-based advertising to restaurants, access to certain online reservation management services and marketing analytic tools provided by TheFork and by TripAdvisor.

•

Rentals. TripAdvisor provides information and services for consumers to research and book vacation and short-term rental properties, including full home rentals, condominiums, villas, beach rentals, cabins and cottages. TripAdvisor’s Rentals businesses generates revenue primarily by offering individual property owners and managers, the ability to list their properties on TripAdvisor’s websites and mobile apps thereby connecting homeowners with travelers through a free-to-list, commission-based option, or, to a lesser extent, by an annual subscription-based fee structure. These properties are listed on www.flipkey.com, www.holidaylettings.co.uk, www.housetrip.com, www.niumba.com, www.vacationhomerentals.com,  and on TripAdvisor-branded websites and mobile apps.

Commercial Relationships

TripAdvisor has a number of commercial relationships that are important to the success of its business.  Although these relationships are memorialized in agreements, many of these agreements are for limited terms or are terminable at will or on short notice. As a result, TripAdvisor seeks to ensure the mutual success of these relationships.

TripAdvisor has commercial relationships with the majority of the world’s leading OTAs, as well as a variety of other travel partners pursuant to which these companies primarily purchase traveler leads from TripAdvisor, generally on a click-based advertising basis. For the years ended December 31, 2018, 2017 and 2016,  TripAdvisor’s two most significant travel partners were Expedia Inc. (and its subsidiaries) (“Expedia”) and Booking Holdings Inc. (and its subsidiaries) (“Booking Holdings”), each of which accounted for more than 10% of TripAdvisor’s consolidated revenue and together accounted for approximately 37%,  43% and 46%, respectively, of its consolidated revenue, with nearly all of this revenue concentrated in TripAdvisor’s Hotel businesses.

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

TripAdvisor protects its intellectual property by relying on its terms of use, confidentiality agreements and contractual provisions, as well as on international, national, federal, state and common law rights. TripAdvisor protects its brands by pursuing the trademark registration of its core brands, as appropriate, maintaining its trademark portfolio, securing contractual trademark rights protection when appropriate, and relying on common law trademark rights when appropriate. TripAdvisor also registers copyrights and domain names as deemed appropriate. Additionally, TripAdvisor protects its trademarks, domain names and copyrights with the use of intellectual property licenses and an enforcement program.

TripAdvisor has considered, and will continue to consider, the appropriateness of filing for patents to protect future inventions, as circumstances may warrant.  However, many patents protect only specific inventions and there can be no assurance that others may not create new products or methods that achieve similar results without infringing upon patents owned by TripAdvisor.

In connection with TripAdvisor’s copyrightable content, it posts and institutes procedures under the U.S. Digital Millennium Copyright Act and similar “host privilege” statutes worldwide to gain immunity from copyright liability for photographs, text and other content loaded on its sites by users.  However, differences between statutes, limitations on immunity, and moderation efforts in the many jurisdictions in which TripAdvisor operates may affect its ability to claim immunity.

From time to time, TripAdvisor may be subject to legal proceedings and claims in the ordinary course of its business, including claims of alleged infringement by TripAdvisor of the trademarks, copyrights, patents, and other intellectual property rights of third parties.  In addition, litigation may be necessary in the future to enforce TripAdvisor’s intellectual property rights, protect its trade secrets or determine the validity and scope of proprietary rights claimed by others.  Any such litigation, regardless of outcome or merit, could result in substantial costs and diversion of management and technical resources, any of which could materially harm TripAdvisor’s business.

Seasonality

Traveler expenditures in the global travel market tend to follow a seasonal pattern. As such, advertising investments made by travel partners to market to potential travelers, and therefore TripAdvisor’s revenue and profits, tend to be seasonal as well. TripAdvisor’s financial performance tends to be seasonally highest in the second and third quarters of a year, as it is a key period for leisure travel research and trip-taking, which includes the seasonal peak in traveler hotel and rental stays, and travel activities and experiences taken, compared to the first and fourth quarters which represent seasonal low points. Further significant shifts in TripAdvisor’s business mix or adverse economic conditions could result in future seasonal patterns that are different from historical trends.

Terms of Investment in TripAdvisor

We own an approximate 22% equity interest and 58% voting interest in TripAdvisor as of December 31, 2018. TripAdvisor’s amended and restated certificate of incorporation provides that the holders of TripAdvisor common stock, acting as a single class, are entitled to elect a number of directors equal to 25% of the total number of directors, rounded up to the next whole number, which is currently three directors. We consolidate TripAdvisor as we control a majority of the voting interest in TripAdvisor. We are subject to a Governance Agreement with TripAdvisor which provides us with certain director nomination, registration and other rights and imposes certain restrictions on our shares of Class B common stock.

Regulatory Matters

TripAdvisor is subject to a number of laws and regulations that affect companies conducting business on the Internet and relating to the travel industry, the vacation rental industry and the provision of travel services.  As TripAdvisor continues to expand the reach of its brands into additional international markets, it is increasingly subject to additional laws and regulations.  These include laws and regulations regarding, among other matters, consumer privacy, data protection, libel, rights of publicity, content, intellectual property, distribution, electronic contracts and other communications, consumer protection, taxation, online payment services, competition and protection of minors.  These laws and regulations are constantly evolving and can be subject to significant change. Many of these laws and regulations are being tested in courts, and could be interpreted by regulators and courts in ways that could harm TripAdvisor’s business. In addition, the application and interpretation of these laws and regulations is often uncertain, particularly in the new and rapidly-evolving industry in which TripAdvisor operates.

In addition, TripAdvisor provides advertising data and information and conducts marketing activities that are subject to consumer protection laws and regulations that regulate unfair and deceptive practices, domestically and internationally, including, in some countries, pricing display requirements, licensing and registration requirements and industry specific value-added tax regimes. The United States and European Union have adopted laws and regulations that regulate certain aspects of the Internet, among other matters, including online editorial and user-generated content, data privacy, behavioral targeting and online advertising, taxation, and liability for third-party activities.

It is impossible to accurately predict how existing laws, and legislation that may be adopted in the U.S. and European Union in the future, will be interpreted and applied or whether new taxes or regulations will be imposed on TripAdvisor’s services, and whether or how TripAdvisor might be affected. Increased regulation of the Internet could increase the cost of doing business or otherwise materially adversely affect TripAdvisor’s business, financial condition or operational results.

TripAdvisor is subject to laws that require protection of user privacy and user data. As business has evolved, TripAdvisor has begun to receive and store a greater volume of personally identifiable data. These data are increasingly subject to laws and regulations in numerous jurisdictions around the world. For example, the European Union adopted the General Data Protection Regulation (“GDPR”), effective in May 2018, which requires companies, including TripAdvisor, to meet enhanced requirements regarding the handling of personal data. The enactment, interpretation and application of this law is still in a state of flux, and the interpretation and application of GDPR may vary from country to country. In addition, similar laws are currently under discussion in other jurisdictions.

On June 23, 2016, the United Kingdom passed a referendum to exit the European Union, known as Brexit. Since the terms of the United Kingdom’s exit from the European Union are uncertain, TripAdvisor is unable to predict the effect Brexit will have on its business and results of operations. However, TripAdvisor will likely face new regulatory costs and challenges if the U.K. regulations diverge from those of the European Union.

Marketing and Competition

TripAdvisor competes in a  large, dynamic and competitive global travel industry. TripAdvisor faces competition for content, consumers and advertisers from other online travel and price comparison services  (known in the industry as “metasearch”), as well as OTAs. In order to favorably attract consumers to its websites and mobile apps, TripAdvisor invests to amplify its global brand and raise consumer awareness of, and engagement with, its end-to-end product offerings. TripAdvisor invests through various marketing channels, including domain direct and various online and offline marketing channels, including online search engines (primarily Google), social media, emails and in more recent years, through television brand advertising. The relative success of TripAdvisor’s marketing strategy can be influenced by changes that TripAdvisor, its partners, or its competitors make to its respective products and marketing strategies. During 2018, TripAdvisor’s advertising expense was primarily driven by investments in online search engines, and to a lesser extent, investments in offline marketing channels, which was primarily television advertising. TripAdvisor intends to promote brand awareness through both online and offline advertising efforts.

TripAdvisor competes with different types of companies in the various markets and geographies in which it operates, including large and small companies in the travel space as well as broader service providers. More specifically:

•

TripAdvisor’s Hotel businesses face competition, and in some case partner with, the following businesses:  OTAs (including Expedia and Booking Holdings and many of their respective subsidiaries and operating companies); hotel metasearch providers (including trivago, a subsidiary of Expedia, Kayak and HotelsCombined, subsidiaries of Booking Holdings, and Ctrip.com International, Ltd.); large online search, social media, and marketplace platforms and companies (including Google, Facebook, Microsoft’s Bing, Yahoo, Baidu, Alibaba and Amazon); and traditional offline travel agencies; and global hotel chains seeking to promote direct bookings.

•

TripAdvisor’s Non-Hotel business, Experiences, competes with online travel agencies, such as Airbnb, Booking Holdings, Inc. and GetYourGuide; traditional travel agencies; online travel service providers; and wholesalers, among others. TripAdvisor’s Restaurants businesses compete with other online restaurant reservation services, such as SeatMe (owned by Yelp) and OpenTable (a subsidiary of Booking Holdings), and local or regional providers. TripAdvisor’s Rentals businesses compete with companies focused on alternative lodging and shared accommodations and online accommodation searches, including Airbnb, HomeAway (a subsidiary of Expedia) and Booking.com (a subsidiary of Booking Holdings).

As the industry continues to shift towards online travel services and the technology supporting it continues to evolve, TripAdvisor anticipates that the existing competitive landscape will continue to change, new competitors may emerge, and industry consolidation may continue.

Employees

TripCo currently does not have any corporate employees. Liberty Media provides TripCo with certain management services pursuant to a services agreement and certain of Liberty Media’s corporate employees and executive officers will provide services to TripCo for a determined fee. As of December 31, 2018, TripAdvisor had approximately 3,366 employees. Of those employees, approximately half of these employees were based in the United States. TripAdvisor believes it has good relationships with its employees, including relationships with employees represented by international works councils or other similar organizations.

 Available Information

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

TripAdvisor generated $405 million,  $238 million and  $321 million of cash from its operations during the years ended December 31, 2018, 2017 and 2016, respectively. TripAdvisor uses the cash it generates from its operations to fund its investing activities and to service its debt and other financing obligations. We do not have access to the cash that TripAdvisor generates unless TripAdvisor declares a dividend on its capital stock payable in cash, repurchases any or all of its outstanding shares of capital stock for cash or otherwise distributes or makes payments to its stockholders, including us. Historically, TripAdvisor has not paid any dividends on its capital stock or, with limited exceptions, otherwise distributed cash to its stockholders and instead has used all of its available cash in the expansion of its business and to service its debt obligations. Covenants in TripAdvisor’s existing debt instruments also restrict the payment of dividends and cash distributions to stockholders. We expect that TripAdvisor will continue to apply its available cash to the expansion of its business.

Our company may have future capital needs and may not be able to obtain additional financing, or refinance our existing indebtedness, on acceptable terms.

We had outstanding borrowings of $220 million (the “Margin Loans”) at December 31, 2018, including paid in kind interest, under two margin loan agreements (the “Margin Loan Agreements”) entered into by our bankruptcy remote wholly-owned subsidiary (“TripSPV”) in connection with the TripCo Spin-Off. Borrowings under the Margin Loan Agreements are guaranteed solely by our company and secured by our ownership interest in TripAdvisor. The Margin Loans mature in June 2019, and if we decide to refinance the Margin Loans, we may not be able to do so on acceptable terms. In addition, we had outstanding borrowings of $267 million at December 31, 2018, including paid in kind interest, against a variable postpaid forward. All of our equity interests in TripAdvisor are and will be held through TripSPV. Because our primary asset consists of our equity interests in TripAdvisor and the Margin Loan Agreements prohibit, with limited exceptions, the incurrence of additional indebtedness by TripSPV, our company is very limited in its ability to incur additional financing, and our cash reserves and limited operating cash flow may be insufficient to satisfy our financial obligations. In addition, the Margin Loan Agreements provide that, among other triggering events, if at any time the closing price per share of TripAdvisor common stock falls below certain minimum values, a partial repayment of the Margin Loans to certain specified amounts will be due and payable with respect to each such circumstance, together with accrued and unpaid interest. If the company or TripSPV is unable to pay such amounts, the lenders may foreclose on the pledged stock of TripAdvisor that TripSPV holds and any other collateral that then secures TripSPV’s obligations under the Margin Loan

Agreements, which would materially adversely affect our asset composition and financial condition as well as our access to capital on a going forward basis.

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

As discussed above, in connection with the TripCo Spin-Off, we entered into the Margin Loan Agreements as the guarantor with TripSPV as the borrower, pursuant to which TripSPV had outstanding borrowings of $220 million at December 31, 2018, including paid in kind interest. In addition, we had outstanding borrowings of $267 million at December 31, 2018, including paid in kind interest, against a variable postpaid forward. As a result of this significant indebtedness, our company may:

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

As discussed above, in connection with the TripCo Spin-Off, we entered into the Margin Loan Agreements as the guarantor with TripSPV as the borrower, pursuant to which we had outstanding borrowings of $220 million, including paid in kind interest at December 31, 2018. The Margin Loan Agreements contain various covenants, including those that limit our ability to, among other things:

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

Our company has overlapping directors and officers with Qurate Retail, Liberty Media, Liberty Broadband Corporation and Liberty Expedia Holdings, Inc. and GCI Liberty, Inc., which may lead to conflicting interests.

As a result of the TripCo Spin-Off and other transactions between 2011 and 2018 that resulted in the separate corporate existence of Qurate Retail, Liberty Media, Liberty Broadband Corporation (“LBC”), Liberty Expedia Holdings, Inc. (“Expedia Holdings”) and GCI Liberty, Inc. (“GCI Liberty”), most of our executive officers also serve as executive officers of Qurate Retail, Liberty Media, LBC, Expedia Holdings and GCI Liberty and there are overlapping directors. Other than GCI Liberty’s current ownership of shares of LBC’s non-voting Series C common stock, none of the foregoing companies has any ownership interest in any of the others. Our executive officers and members of our company’s board of directors have fiduciary duties to our stockholders. Likewise, any such persons who serve in similar capacities at Qurate Retail, Liberty Media, LBC, Expedia Holdings, GCI Liberty or any other public company have fiduciary duties to that company’s stockholders.  For example, there may be the potential for a conflict of interest when our company, Qurate Retail, Liberty Media, LBC, Expedia Holdings or GCI Liberty looks at acquisitions and other corporate opportunities that may be suitable for each of them. Therefore, such persons may have conflicts of interest or the appearance of conflicts of interest with respect to matters involving or affecting more than one of the companies to which they owe fiduciary duties.  Moreover, many of our company’s directors and officers own Qurate Retail, Liberty Media, LBC, Expedia Holdings and/or GCI Liberty stock and equity awards. These ownership interests could create, or appear to create, potential conflicts of interest when the applicable individuals are faced with decisions that could have different implications for our company, Qurate Retail, Liberty Media, LBC, Expedia Holdings and GCI Liberty. Each of our company, LBC, Expedia Holdings and GCI Liberty has renounced its rights to certain business opportunities and their respective restated certificate of incorporation provides that no director or officer of the respective company will breach their fiduciary duty and therefore be liable to the respective company or its stockholders by reason of the fact that any such individual directs a corporate opportunity to another person or entity (including Qurate Retail, Liberty Media, LBC, Expedia Holdings, GCI Liberty and

TripCo, as the case may be)  instead of the respective company, or does not refer or communicate information regarding such corporate opportunity to the respective company, unless (x) such opportunity was expressly offered to such person solely in his or her capacity as a director or officer of the respective company or as a director or officer of any of the respective company’s subsidiaries, and (y) such opportunity relates to a line of business in which the respective company or any of its subsidiaries is then directly engaged. In addition, any potential conflict that qualifies as a “related party transaction” (as defined in Item 404 of Regulation S-K) is subject to review by an independent committee of the applicable issuer’s board of directors in accordance with its corporate governance guidelines. Any other potential conflicts that arise will be addressed on a case-by-case basis, keeping in mind the applicable fiduciary duties owed by the executive officers and directors of each issuer. From time to time, we may enter into transactions with Qurate Retail, Liberty Media, LBC, Expedia Holdings, GCI Liberty and/or their subsidiaries or other affiliates. There can be no assurance that the terms of any such transactions will be as favorable to our company, Qurate Retail, Liberty Media, LBC, Expedia Holdings, GCI Liberty or any of their respective subsidiaries or affiliates as would be the case where there is no overlapping officer or director.

Our inter-company agreements were negotiated while we were a subsidiary of Qurate Retail.

We entered into a number of inter-company agreements covering matters such as tax sharing and our responsibility for certain liabilities previously undertaken by Qurate Retail for certain of our businesses. In addition, we entered into a services agreement with Liberty Media pursuant to which it provides to us certain management, administrative, financial, treasury, accounting, tax, legal and other services, for which we pay Liberty Media a services fee. The terms of all of these agreements were established while we were a wholly owned subsidiary of Qurate Retail, and hence may not be the result of arms’ length negotiations. Although we believe that the negotiations with Liberty Media were at arms’ length, the persons negotiating on behalf of Liberty Media also serve as officers of Qurate Retail, as described above. We believe that the terms of these inter-company agreements are commercially reasonable and fair to all parties under the circumstances; however, conflicts could arise in the interpretation or any extension or renegotiation of the foregoing agreements.

Goodwill and other identifiable intangible assets, specifically trademarks, represent a significant portion of our total assets, and we may never realize the full value of our intangible assets.

As of December 31, 2018, we had intangible assets not subject to amortization, which consisted of goodwill and trademarks, of approximately $3,709 million, which represented approximately 71% of total assets as of December 31, 2018. These intangible assets were recorded in connection with our acquisition of a controlling interest in TripAdvisor in 2012. We perform our annual assessment of the recoverability of our goodwill and other non-amortizable intangible assets during the fourth quarter, or more frequently if events and circumstances indicate impairment may have occurred. Impairments may result from, among other things, deterioration in financial and operational performance, declines in stock price, increased attrition, adverse market conditions, adverse changes in applicable laws and/or regulations, deterioration of general macroeconomic conditions, fluctuations in foreign exchange rates, increased competitive markets in which TripAdvisor operates in, declining financial performance over a sustained period, changes in key personnel and/or strategy, and a variety of other factors.

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

Factors Relating to TripAdvisor

If TripAdvisor is unable to continue to increase visitors to its websites and mobile apps and to cost-effectively convert these visitors into revenue-generating users, and to continue to engage its users, its revenue, financial results and business could be harmed.

TripAdvisor’s long term success depends on its continued ability to increase the overall number of visitors flowing through its platforms in a cost effective manner, to convert those visitors into consumers and to then to continue to engage those consumers throughout the travel planning, booking and trip-taking phases. TripAdvisor’s traffic and user engagement could be adversely affected by a number of factors, including but not limited to increased competition; inability to provide quality content, inventory or supply to its consumers; declines or inefficiencies in traffic acquisition; reduced awareness of TripAdvisor’s brands; and macroeconomic conditions. Certain of TripAdvisor’s competitors have advertising campaigns expressly designed to drive traffic directly to their websites, and these campaigns may negatively impact traffic to TripAdvisor’s site.  TripAdvisor anticipates that traffic growth could decline over time, and potentially even decrease in certain periods, as its business matures and that its success will become increasingly dependent on TripAdvisor’s ability to increase levels of user engagement on its platform. There can be no assurances that TripAdvisor will continue to provide content and products in a manner that meets rapidly changing demand. Any failure to obtain and manage content and products in a cost-effective manner that will engage users, or any failure to provide content and products that are perceived as useful, reliable and trustworthy, could adversely affect user experiences and their repeat behavior, reduce traffic to its websites and negatively impact its business and financial performance.

TripAdvisor relies on Internet search engines and application marketplaces to drive traffic to its platform, certain providers of which offer products and services that compete directly with its products. If links to its websites and apps are not displayed prominently, traffic to TripAdvisor’s platform could decline and its business would be negatively affected.

TripAdvisor relies heavily on Internet search engines, such as Google, to generate a significant amount of traffic to its websites, principally through the purchase of travel-related keywords (what is also known as search engine marketing, or SEM) as well as through free, or organic, search (what is also known as search engine optimization, or SEO). The number of consumers TripAdvisor attracts from search engines to its platform is due in large part to how and where information from, and links to, TripAdvisor’s websites are displayed on search engine results pages. The display, including rankings, of search results can be affected by a number of factors, many of which are not in TripAdvisor’s control and may change frequently. Search engines frequently update and change the logic that determines the placement and display of results of a user’s search, such that the purchased or algorithmic placement of links to TripAdvisor’s websites can be negatively affected. In addition, a search engine could, for competitive or other purposes, alter its search algorithms or results causing TripAdvisor’s websites to place lower in search query results. If a major search engine changes its algorithms in a manner that negatively affects the search engine ranking of TripAdvisor’s websites or those of its partners, or if competitive dynamics impact the cost or effectiveness of SEO or SEM in a negative manner, TripAdvisor’s business and financial performance would be adversely affected. Furthermore, TripAdvisor’s failure to successfully manage its SEO and SEM strategies and/or other traffic acquisition strategies could result in a substantial decrease in traffic to its websites, as well as increased costs to the extent TripAdvisor replaces free traffic with paid traffic.

In some instances, search and metasearch companies and application marketplaces may change their displays or rankings in order to promote their own competing products or services or the products or services of one or more of TripAdvisor’s competitors. Google in particular is the most significant source of traffic to TripAdvisor’s website, accounting for a substantial portion of the visits to its websites and TripAdvisor’s success depends on its ability to maintain a prominent presence in search results for queries regarding local businesses on Google.  Google frequently promotes its own competing products in its web search results, which has negatively impacted the search ranking of TripAdvisor’s website. Google’s promotion of its own competing products, or similar actions by Google in the future that have the effect of reducing TripAdvisor’s prominence or ranking on its search results, could have a substantial negative effect on its business and results of operations.

TripAdvisor also relies on application marketplaces, or app stores such as Apple’s App Store and Google’s Play, to drive downloads of its applications. In the future, Apple, Google or other marketplace operators may make changes to their marketplaces that make access to TripAdvisor’s products more difficult. For example, Google has entered various aspects of the online travel market, including by establishing a flight metasearch product and a hotel metasearch product, as well as reservation functionality. TripAdvisor’s applications may receive unfavorable treatment compared to the promotion and placement of competing applications, such as the order in which they appear within marketplaces. Similarly, if problems arise in TripAdvisor’s relationships with providers of application marketplaces, traffic to its site and its user growth could be harmed.

TripAdvisor derives a substantial portion of its revenue from advertising and any significant reduction in spending by advertisers or redirections of advertising spend could harm its business.

TripAdvisor derives a substantial portion of its revenue from the sale of advertising, primarily through click-based advertising and, to a lesser extent, display-based and subscription-based advertising. TripAdvisor enters into advertising contracts with its advertising partners; however, the agreement terms are generally limited to legal matters, with campaign details and economics governed by insertion orders, and most of these contracts can be terminated by its partners at will or on short notice. TripAdvisor’s ability to grow advertising revenue with its existing or new advertising partners is dependent in large part on its ability to generate revenue for them relative to other alternatives. Advertisers will not continue to do business with TripAdvisor if their investment in such advertising does not generate sales leads, customers, bookings, or revenue and profit on a cost-effective basis. TripAdvisor’s ability to provide value to its advertising partners depends on a number of factors, including effectiveness of online advertising, competitiveness of its products, traffic quality, perception of its platform, availability and accuracy of analytics and measurement solutions to demonstrate its value, and macroeconomic conditions, whether in the advertising industry generally, among specific types of marketers or within particular geographies. TripAdvisor cannot guarantee that its current advertisers will fulfill their obligations under existing contracts, continue to advertise beyond the terms of existing contracts or enter into any additional contracts with it.

In addition, advertising revenue could be impacted by a number of other factors, including, but not limited to, the following:

•	TripAdvisor’s inability to increase or maintain user engagement, including time spent on its platform;
•	TripAdvisor’s inability to increase or maintain the quantity and quality of ads shown to consumers, including as a result of technical infrastructure constraints;
•	The development of technologies that can block the display of TripAdvisor’s ads or block its ad measurement tools, particularly for advertising displayed on tablets and/or on mobile platforms;
•	The effectiveness of TripAdvisor’s ad targeting or degree to which consumers opt out of certain types of ad targeting;
•

Adverse government actions or legal developments relating to advertising, including legislative and regulatory developments and developments in litigation that limit TripAdvisor’s ability to deliver or target advertising, particularly in mobile devices; and

•	The impact of macroeconomic conditions, whether in the advertising industry in general or among special types of marketers or within particular geographies.

The occurrence of any of these or other factors could result in a reduction in demand for TripAdvisor’s ads, which may reduce the prices it receives for ads, or cause marketers to stop advertising with TripAdvisor altogether, either of which would negatively affect TripAdvisor’s revenue and financial results.

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

TripAdvisor derives a substantial portion of its revenue from a relatively small number of advertising partners and relies significantly on these relationships. For example, for the year ended December 31, 2018, TripAdvisor’s two most significant advertising partners, Expedia and Booking Holdings, accounted for a combined 37% of total revenue. While TripAdvisor enters into master advertising contracts with its partners, as discussed above, most of these contracts can be terminated by its partners at will or on short notice. If any of its significant advertisers were to cease or significantly curtail advertising on TripAdvisor’s websites, TripAdvisor could experience a rapid decline in its revenue over a relatively short period of time which would have a material impact on its business.

TripAdvisor’s business depends on a strong brand and any failure to maintain, protect and enhance its brand could hurt its ability to retain and expand its base of consumers and partners, as well as increase the frequency with which consumers utilize its products and services.

TripAdvisor believes that the strength of its brands (particularly the TripAdvisor brand) has contributed significantly to its success.  TripAdvisor also believes that maintaining, protecting and enhancing its brands is critical to expanding its base of consumers, increasing the frequency with which consumers utilize its solutions and attracting advertisers and business partners. TripAdvisor’s ability to maintain and protect its brand depends, in part, on its ability to maintain consumer trust in its products and in the quality, integrity, reliability of usefulness of the user content and other information found on its platform. If consumers do not view TripAdvisor’s reviews to be useful and reliable, they may seek other sources to obtain the information they are looking for and may not return to TripAdvisor’s platform as often in the future, or at all.  This would negatively impact TripAdvisor’s ability to attract and retain consumers and partners and the frequency with which they use its platform.

TripAdvisor dedicates significant resources to these goals, primarily through its computer algorithms and teams of moderators that are focused on identifying inappropriate, unreliable or deceptive content. TripAdvisor removes those types of content from its website and, in certain cases, takes legal action against individuals or businesses that it believes have engaged in deceptive practices.

Media, legislative or regulatory scrutiny of TripAdvisor’s decisions regarding user privacy, content, advertising, and other issues may adversely affect its reputation and brands. Negative publicity about TripAdvisor, including its content, technology, business practices or strategic plans, could diminish TripAdvisor’s reputation and confidence in TripAdvisor’s brand,  thereby negatively affecting the use of its products. For example, certain media outlets have alleged that TripAdvisor has improperly filtered or screened reviews, that it has not properly verified reviews, or that TripAdvisor manipulates reviews, ranking and ratings in favor of its advertisers against non-advertisers. TripAdvisor expends significant resources to ensure the integrity of its reviews and to ensure that the most relevant reviews are available to its consumers; TripAdvisor does not establish rankings and ratings in favor of its advertisers.  Nevertheless, TripAdvisor’s reputation and brand, the traffic to its platform and its business may suffer from negative publicity about TripAdvisor or if consumers otherwise perceive that its content is manipulated or biased.  In addition, regulatory inquiries or investigations require management time and attention and could result in further negative publicity, regardless of their merits or ultimate outcomes.

In addition, unfavorable publicity regarding, for example, TripAdvisor’s practices relating to privacy and data protection, product changes, competitive pressures, litigation or regulatory activity, could adversely affect TripAdvisor’s reputation with its consumers and its partners. Such negative publicity also could have an adverse effect on the size, engagement, and loyalty of its user base and result in decreased revenue.

TripAdvisor continues to invest significant time and effort towards educating users about its brand and its product offerings and there can be no assurances that these efforts will be successful.

In an effort to enhance its brand, TripAdvisor invests significantly in brand marketing, including, but not limited to, television advertising.  TripAdvisor expects these investments to continue, and potentially even increase, as a result of a variety of factors, including relatively high levels of advertising spending by competitors, the increasing costs of supporting multiple brands, expansion into new geographies, product positioning where TripAdvisor’s brands are less well known and the continued emergence and relative traffic share growth of search engines as destination sites for travelers.  TripAdvisor expects to continue its television advertising campaign and to adjust its marketing efforts and spend among the different marketing channels, in each case as TripAdvisor thinks appropriate based on the relative growth opportunity, the expected returns and the competitive environment in the different businesses in which TripAdvisor operates.

Such efforts may not maintain or enhance consumer awareness of TripAdvisor’s brands and, even if TripAdvisor is successful in its branding efforts, such efforts may not be cost-effective or as efficient as they have been historically. If TripAdvisor is unable to maintain or enhance consumer awareness of its brands or to generate demand in a cost-effective manner, it would have a material adverse effect on TripAdvisor’s business and financial performance. In addition, there are no assurances that these actions will have a positive impact on TripAdvisor’s marketing efficiencies or operating margins or when the financial benefit expected to result from these efforts will exceed the costs of such efforts.  Furthermore, some of TripAdvisor’s current and potential competitors have access to significantly greater and more diverse resources than TripAdvisor does, and they may also be able to leverage other aspects of their businesses to enable them to compete more effectively with TripAdvisor.

Consumer use of platforms other than desktop computers  creates new challenges. If TripAdvisor is unable to operate effectively on these platforms or its products for such devices are not compelling,  its business may be adversely affected.

The number of people who access the Internet through devices other than desktop computers, including mobile phones, tablets, handheld computers, voice-assisted speakers, television set-top devices and automobiles, continues to increase. TripAdvisor anticipates that the rate of use of these devices will continue to grow and that usage through desktop computers may continue to decline.  The functionality and user experience associated with these alternative devices, such as a smaller screen size or lack of a screen, may make the use of TripAdvisor’s platform through such devices more difficult than through a desktop computer.  For example, mobile phone devices monetize at a significantly lower rate than desktops and advertising opportunities are more limited on these mobile devices. Additionally, consumer purchasing patterns differ on alternative devices. For example, accommodation reservations made on a mobile device typically are for shorter lengths of stay and are not made as far in advance. Mobile consumers may also be unwilling to download multiple apps from multiple companies providing similar services or contribute high quality content through such devices. As a result, the consumer experience with mobile apps and brand recognition are likely to become increasingly important. TripAdvisor expects that the ways in which consumers engage with its platform will continue to change over time as consumers increasingly engage via alternative devices.  This may make it more difficult or more expensive to develop products that consumers find useful or provide them with the information they seek, and may also negatively affect TripAdvisor’s content if consumers do not continue to contribute high quality content through such devices.

In order to attract and retain engaged consumers, TripAdvisor must continue to extend its platform to drive adoption of and user engagement on other devices (in particular, its mobile platform) and the products and services TripAdvisor offers on such devices must be compelling. As new devices and platforms are continually being released, it is difficult to predict the problems TripAdvisor may encounter in adapting its products and services to them – and developing competitive new products and services - and TripAdvisor may need to devote significant resources to the creation, support and maintenance of such products. TripAdvisor’s success will also depend on the interoperability of its products with a range of technologies, systems, networks and standards or in creating, maintaining and developing relationships with key participants in related industries, some of which may be TripAdvisor’s competitors. For example, Google’s Android and Apple’s iPhone are the leading smartphones in the world. Therefore, TripAdvisor’s products need to synergistically function on their respective operating systems in order to create a positive user experience on a mobile device. However, Google could leverage its Android operating system to give its travel services a competitive advantage, either technically or with prominence on its Google Play app store or within its mobile search results. Similarly, Apple obtained a patent for “iTravel,” a mobile app that would allow a traveler to check in for a travel reservation. In addition, Apple’s iPhone operating system includes “Wallet,” a virtual wallet app that holds tickets, boarding passes, coupons and gift cards, and, along with iTravel, may be indicative of Apple’s intent to enter the travel reservations business in some capacity. Apple has substantial market share in the smartphone category and controls integration of offerings, including travel services, into its mobile operating system. Apple also has more experience producing and developing mobile apps and has access to greater resources than TripAdvisor does. Apple may use or expand iTravel, Wallet, Siri (Apple’s voice recognition “concierge” service), Apple Pay (Apple’s mobile payment system) or another mobile app or functionality as a means of entering the travel reservations marketplace. To the extent Google or Apple use their mobile operating systems, app distribution channels or, in the case of Google, search services, to favor their own travel service offerings, there may be an adverse effect on TripAdvisor’s ability to complete in the mobile space. TripAdvisor may not be successful in developing products that operate effectively with these technologies, systems, networks and standards or in creating, maintaining and developing relationships with key participants in related industries. If TripAdvisor experiences difficulties or increased costs in integrating its products into alternative devices, or if manufacturers elect not to include its products in their devices, make changes that degrade the functionality of its products, give preferential treatment to competitive products or prevent TripAdvisor from delivering advertising, TripAdvisor’s user growth and operating results may be harmed. This risk may be exacerbated by the frequency with which consumers change or upgrade their devices. In the event consumers choose devices that do not already include or support TripAdvisor’s platform or do not install its products when they change or upgrade their devices, TripAdvisor’s traffic and user engagement may be harmed.

In addition, the market for advertising products on mobile and other devices is rapidly evolving. As new devices and platforms are released, consumers may begin consuming content in a manner that is more difficult to monetize. Similarly, as advertising products for mobile and other platforms develop, demand may increase for products that TripAdvisor does not offer or that may alienate its user base, which it must balance against its commitment to prioritizing the quality of user experience over short-term monetization. If TripAdvisor is not able to balance these competing considerations successfully to develop compelling advertising products, advertisers may stop or reduce their advertising with TripAdvisor and TripAdvisor may not be able to generate meaningful revenue from alternative devices despite the expected growth in their usage.

Declines or disruptions in the economy in general and the travel industry in particular could adversely affect TripAdvisor’s businesses and financial performance.

TripAdvisor’s businesses and financial performance are affected by the health of the global economy generally as well as the travel industry and leisure travel in particular. Sales of travel services tend to decline or grow more slowly during economic downturns and recessions when consumers engage in less discretionary spending, are concerned about unemployment or economic weakness, have reduced access to credit or experience other concerns that reduce their ability or willingness to travel. The global economy may be adversely impacted by unforeseen events beyond TripAdvisor’s control, including incidents of actual or threatened terrorism, regional hostilities or instability, unusual weather patterns, natural disasters, political instability and health concerns (including epidemics or pandemics), defaults on government debt, significant increases in fuel and energy costs, tax increases and other matters that could reduce discretionary spending, tightening of credit markets, and further declines in consumer confidence. Decreased travel spending could reduce the demand for TripAdvisor’s services and have a negative impact on its business and financial performance.

In addition, the uncertainty of macro-economic factors and their impact on consumer behavior, which may differ across regions, makes it more difficult to forecast industry and consumer trends and the timing and degree of their impact on TripAdvisor’s markets and business, which in turn could adversely affect TripAdvisor’s ability to effectively manage its business and its results of operations. For example, since the United Kingdom’s referendum to exit the European Union, known as Brexit, global markets and foreign exchange rates have experienced increased volatility, including a decline in the value of the British pound as compared to the U.S. Dollar.  Upon leaving the European Union, among other things, the United Kingdom could lose access to the single European Union market and travel between the United Kingdom and European Union countries could be restricted. TripAdvisor could face new regulatory costs and challenges if the U.K. regulations diverge from those of the European Union.  Since the terms of the United Kingdom’s exit from the European Union are uncertain, TripAdvisor is unable to predict the effect Brexit will have on its business and results of operations.

TripAdvisor operates in an increasingly competitive global environment and its failure to compete effectively could reduce its market share and harm its financial performance.

TripAdvisor competes in rapidly evolving and competitive markets. It faces competition for content, consumers, advertisers, online travel search and price comparison services, or what is known in the industry as metasearch, and online reservations. TripAdvisor competes globally with both online and offline, established and emerging, providers of travel, lodging, experiences and restaurant reservation and related services. The markets for the services TripAdvisor offers are intensely competitive, and current and new competitors can launch new services at a relatively low cost.

TripAdvisor also competes with different types of companies in the various markets and geographies where it operates, including large and small companies in the travel space as well as broader service providers.  More specifically:

•

TripAdvisor’s Hotel businesses face competition, and in some cases partner with, the following businesses: OTAs (including Expedia and Booking Holdings and many of their respective subsidiaries and operating companies); hotel metasearch providers (including trivago, a subsidiary of Expedia, Kayak and HotelsCombined, subsidiaries of Booking Holdings and Ctrip.com International, Ltd.); large online search, social media, and marketplace platform and companies (including Google, FaceBook, Microsoft’s Bing, Yahoo, Baidu, Alibaba, and Amazon); and traditional offline travel agencies, and global hotel chains seeking to promote direct bookings.

•

TripAdvisor also faces competition from different companies in each of the Non-Hotel operating businesses. Experiences competes with online travel agencies, such as Airbnb, Booking Holdings and GetYourGuide; traditional travel agencies; online travel service providers; and wholesalers, among others. Restaurants competes with other online restaurant reservation services, such as SeatMe (owned by Yelp) and OpenTable (a subsidiary of Booking Holdings). Rentals competes with companies focused on alternative lodging, shared accommodations and online accommodation searches, including Airbnb, HomeAway (a subsidiary of Expedia) and booking.com (a subsidiary of Booking Holdings).

There has been a proliferation of new channels through which providers can offer accommodations, experiences and restaurant reservations.  Metasearch services may lower the cost for new companies to enter the market by providing a distribution channel without the cost of promoting the new entrant’s brand to drive consumers directly to its website.  Some of TripAdvisor’s competitors and potential competitors offer a variety of online services, many of which are used by competitors more frequently than online travel services.  In addition, in some cases, TripAdvisor’s competitors are willing to make little or no profit on a transaction, or offer travel services at a loss, in order to gain market share. Many of TripAdvisor’s competitors (such as Google, Booking Holdings and Ctrip) have significantly greater financial, technical, marketing and other resources than TripAdvisor and have more expertise in developing online commerce and facilitating Internet traffic as well as large client bases. They also have the ability to leverage other aspects of their business to enable them to compete more effectively against TripAdvisor.  For example, Google has entered various aspects of the online travel market, including by establishing a flight metasearch product ("Google Flights") and a hotel metasearch product ("Google Hotel Ads") that are growing rapidly, as well as its "Book on Google" reservation functionality and its Google Trips app.

In addition, Google and other large, established companies with substantial resources and expertise in developing online commerce and facilitating Internet traffic have launched travel or travel-related search, metasearch and/or reservation booking services and may create additional inroads into online travel. Google's travel metasearch services, Google Hotel Ads and Google Flights, are growing rapidly and have achieved significant market share in a relatively short time. In addition, many of TripAdvisor’s competitors, including online search companies, continue to expand their voice and artificial intelligence capabilities, which may provide them with a competitive advantage in travel. TripAdvisor cannot provide assurance that it will be able to compete successfully against its current, emerging and future competitors or on platforms that may emerge, or provide differentiated products and services to its traveler base.

TripAdvisor competes with certain companies that TripAdvisor also does business with, including some of its click-based travel partners. The consolidation of TripAdvisor’s competitors and travel partners, including Expedia (through its acquisitions of Orbitz, Travelocity, and HomeAway) and Booking Holdings (through its acquisitions of KAYAK and OpenTable), may affect TripAdvisor’s relative competitiveness and its travel partner relationships. Competition and consolidation could result in higher traffic acquisition costs, reduced margins on TripAdvisor’s advertising services, loss of market share, reduced customer traffic to its websites and reduced advertising by travel companies on its websites.

As the industry shifts towards online travel services and the technology supporting it continues to evolve, including platforms such as mobile phone and tablet computing devices, competition is likely to intensify. Competition in TripAdvisor’s industry may result in pricing pressure, loss of market share or decreased user engagement, any of which could adversely affect its business and financial performance.

TripAdvisor relies on information technology to operate its business and remain competitive, and any failure to adapt to technological developments or industry trends could harm its businesses.

TripAdvisor depends on the use of sophisticated information technologies and systems for website and mobile apps, supplier connectivity, communications, reservations, payment processing, procurement, customer service and fraud prevention. TripAdvisor’s future success depends on its ability to continuously improve and upgrade its systems and infrastructure to meet rapidly evolving consumer trends and demands while at the same time maintaining the reliability and integrity of its systems and infrastructure. TripAdvisor may not be able to maintain or replace its existing systems or introduce new technologies and systems as quickly as it would like or in a cost-effective manner. TripAdvisor may not be successful, or as successful as its competitors, in developing technologies and systems that operate effectively across multiple devices and platforms in a way that is appealing to its consumers. In addition, the emergence of alternative devices such as mobile phones and tablets and the emergence of niche competitors who may be able to optimize products, services or strategies for such platforms, will require new investment in technology. New developments in other areas could also make it easier for competitors to enter TripAdvisor’s markets due to lower up-front technology costs. Technology changes, including new devices, services and home assistants, such as Amazon’s Alexa Voice and Google Home, and developing technologies, such as machine learning and artificial intelligence, could negatively impact TripAdvisor’s business.

If TripAdvisor does not continue to innovate and provide products, services and features that are useful to users, it may not remain competitive, and its business and financial performance could suffer.

TripAdvisor’s success depends in part on continued innovation to provide products, features and services that make its platform compelling to users and engage its consumers. Its competitors are continually developing innovations in online travel-related services and features. As a result, TripAdvisor is continually working to improve its business model and consumer experience in order to engage its consumers and drive user traffic and conversion rates. TripAdvisor has invested, and expects to continue to invest, significant resources in developing and marketing these innovations. TripAdvisor can give no assurances that the changes it makes will yield the benefits it expects and will not have unintended or adverse impacts that TripAdvisor did not anticipate. If TripAdvisor is unable to continue offering innovative products and services and quality features that users want to use, existing consumers may become dissatisfied and use competitors’ offerings and it may be unable to attract additional consumers, which could adversely affect its business and financial performance.

TripAdvisor’s dedication to making the user experience its highest priority may cause it to prioritize rapid innovation and user experience over short-term financial results.

TripAdvisor strives to create the best experience for its users, providing them with the information, products and tools to enable them to plan, book and experience the perfect trip.  TripAdvisor believes that in doing so it will increase its rates of conversion, revenue per hotel shopper and, ultimately, its financial performance over the long-term.  TripAdvisor has taken actions in the past and may continue to make decisions in the future that have the effect of reducing its short-term revenue or profitability if it believes that the decisions benefit the overall user experience.  For example, TripAdvisor may introduce new products or changes to existing products or the user experience that decrease rates of conversion but increases revenue per hotel shopper. In addition, TripAdvisor’s approach of putting users first may negatively impact its relationship with existing or prospective partners. These actions and practices could result in a loss of partners, which in turn could harm TripAdvisor’s results of operations. The short-term reductions in revenue or profitability could be more severe than TripAdvisor anticipates or these decisions may not produce the long-term benefits that TripAdvisor expects, in which case its user growth and engagement, its relationships with consumers and travel partners, and its business and results of operations could be harmed. In addition, if new or enhanced products fail to engage users or if TripAdvisor is unsuccessful in its effort to monetize these initiatives, TripAdvisor may fail to generate sufficient revenue, profit margin or other value to justify its investments, in which case TripAdvisor’s business and results of operations would be adversely affected.

TripAdvisor is dependent upon the quality of traffic in its network to provide value to TripAdvisor’s partners, and any failure in its quality control could have a material adverse effect on the value of its websites to its partners and adversely affect its revenue.

TripAdvisor uses technology and processes to monitor the quality of the Internet traffic that it delivers to its partners and has identified metrics to demonstrate the quality of that traffic. These metrics are used to not only identify the value of advertising on TripAdvisor’s website, but also to identify low quality clicks such as non-human processes, including robots, spiders or other software; the mechanical automation of clicking; and other types of invalid clicks or click fraud. Even with such monitoring in place, there is a risk that a certain amount of low-quality traffic, or traffic that online advertisers deem to be invalid, will be delivered to such online advertisers. As a result, TripAdvisor may be required to credit amounts owed to it by its partners. Furthermore, low-quality or invalid traffic may be detrimental to TripAdvisor’s relationships with partners, and could adversely affect its advertising pricing and revenue.

TripAdvisor relies on assumptions and estimates and data to calculate certain of its key metrics, and real or perceived inaccuracies in such metrics may harm TripAdvisor’s reputation and negatively affect its business.

TripAdvisor believes certain metrics are key to TripAdvisor’s business, including but not limited to unique visitors, hotel shoppers, and revenue per hotel shopper. As both the industry in which it operates and its business continue to evolve, so too might the metrics by which TripAdvisor evaluates its business. While the calculation of these metrics is based on what TripAdvisor believes to be reasonable estimates, TripAdvisor’s internal tools are not independently verified by a third party and have a number of limitations and, furthermore, its methodologies for tracking these metrics may change over time.  For example, a single person may have multiple accounts or browse the Internet on multiple browsers or devices, some consumers may restrict TripAdvisor’s ability to accurately identify them across visits, some mobile apps automatically contact its servers for regular updates with no user action, and it is not always able to capture user information on all of its platforms. As such, the calculations of its unique visitors may not accurately reflect the number of people actually visiting its platforms.  TripAdvisor continues to improve upon its tools and methodologies to capture data and believes that its current metrics are accurate; however, the improvement of its tools and methodologies could cause inconsistency between current data and previously reported data, which could confuse investors or lead to questions about the integrity of its data. Also, if the internal tools TripAdvisor uses to track these metrics under-count or over-count performance or contain algorithm or other technical errors, the data TripAdvisor reports may not be accurate. Accordingly, readers should not place undue reliance on these metrics.

TripAdvisor relies on the performance of highly skilled personnel and, if it is unable to retain or motivate key personnel, or hire, retain and motivate qualified personnel, TripAdvisor’s business would be harmed.

TripAdvisor’s future success is largely dependent on the talents and efforts of highly skilled individuals. In particular, the contributions of Stephen Kaufer, TripAdvisor’s co-founder, Chief Executive Officer and President,  the contributions of key senior management and the contributions of software engineers and other technology professionals, are critical to its overall management and the success of its business. TripAdvisor cannot ensure that it will be able to retain the services of its existing key personnel, and the loss of one or more of its key personnel could seriously harm its business. TripAdvisor does not maintain any key person life insurance policies.

In addition, competition remains intense for well-qualified employees in certain aspects of TripAdvisor’s business, including software engineers, developers, product management and development personnel, and other technology professionals. TripAdvisor’s continued ability to compete effectively depends on its ability to attract new employees and to retain and motivate existing employees. As a global company, TripAdvisor aims to attract quality employees from all over the world, so any restrictions on travel for professional or personal purposes, may cause significant disruption to TripAdvisor’s businesses or negatively affect its ability to attract and retain employees on a global basis. If TripAdvisor does not succeed in attracting well-qualified employees or retaining or motivating existing employees, its business would be adversely affected.

Acquisitions, investments, significant commercial arrangements and/or new business strategies could disrupt TripAdvisor’s ongoing business and present new challenges and risks.

TripAdvisor’s success will depend, in part, on its ability to expand its product offerings in order to grow its business in response to changing technologies, user and partner demands and competitive pressures. As a result, TripAdvisor has acquired, invested in and/or entered into significant commercial arrangements with a number of new businesses in the past and its future growth may depend, in part, on future acquisitions, investments, commercial arrangements and/or changes in business strategies.  Such endeavors may involve significant risks and uncertainties, including, but not limited to, the following:

•	Expected and unexpected costs incurred in identifying and pursuing these endeavors, and performing due diligence on potential targets that may or may not be successful;
•

Use of cash resources and incurrence of debt and contingent liabilities in funding these endeavors that may limit other potential uses of TripAdvisor’s cash, including product development, stock repurchases and/or dividend payments;

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

•	Difficulties in implementing and retaining uniform standards, controls, procedures, policies and information systems;
•	The assumption of known and unknown debt and liabilities of the acquired company, including costs associated with litigation, cybersecurity risks, and other claims relating to the acquired company;
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

TripAdvisor has invested, and may in the future invest, in privately-held companies and these investments are currently accounted for using the measurement alternative for equity investments without a readily determinable fair value, which measures these investments at cost while subtracting any impairments, if any, plus or minus changes resulting from observable price changes in orderly transactions for the identical or a similar investment of the same issuer.  Such investments are inherently risky in that such companies are typically at an early stage of development, may have no or limited revenue, may not be or may never become profitable, may not be able to secure additional funding or their technologies, services or products may not be successfully developed or introduced into the market. Further, TripAdvisor’s ability to liquidate any such investments is typically dependent upon some liquidity event, such as a public offering or acquisition, since no public market exists for such securities.  Valuations of such privately-held companies are inherently complex and uncertain due to the lack of liquid market for the company’s securities.  Moreover, TripAdvisor could lose the full amount of any of its investments and any impairment of its investments could have a material adverse effect on its financial condition and results of operations.

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

Over the years, TripAdvisor has experienced rapid growth in some areas of it business, including through acquisitions of other businesses and in new international markets. TripAdvisor continues to make substantial investments in its technology, product and sales and marketing organizations. This growth places substantial demands on TripAdvisor’s management and its operational infrastructure. In addition, as TripAdvisor’s business matures, it makes periodic changes and adjustments to its organization in response to various internal and external considerations, including market opportunities, the competitive landscape, new and enhanced products and acquisitions.  These changes may result in a temporary lack of focus or productivity or otherwise impact TripAdvisor’s business.

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

TripAdvisor offers short-term and vacation rental services on its TripAdvisor-branded sites as well as through its dedicated Rentals websites. The short-term and vacation rental market has been, and continues to be, subject to regulatory development globally that affects the industry and the ability of companies like us to list these rental properties online. For example, some states and local jurisdictions, both domestically and internationally, have adopted, or are considering adopting, statutes or ordinances that prohibit property owners and managers from renting certain properties on a short-term basis or otherwise limit their ability to do so, and other states and local jurisdictions may introduce similar regulations. Some states and local jurisdictions also have fair housing or other laws that restrict whether and how properties may be rented, which they assert apply to vacation rentals. Many homeowners, condominium and neighborhood associations have adopted rules that prohibit or restrict short-term rentals. Many of the fundamental statutes and ordinances that impose taxes or other obligations on travel and lodging companies were established before the growth of the Internet and e-commerce, which creates a risk of these laws being used in ways not originally intended that could burden property owners and managers or otherwise harm TripAdvisor’s business.  Operating in this dynamic regulatory environment requires significant management attention and financial resources. TripAdvisor cannot assure that its efforts will be successful, and that the investment and additional resources required to manage growth will produce the desired levels of revenue or profitability.

TripAdvisor is a global company that operates in many different jurisdictions and these operations expose TripAdvisor to additional risks, which risks increase as its business continues to expand.

TripAdvisor operates in a number of jurisdictions both inside and outside of the United States and continues to expand its operations both domestically and internationally. Many regions have different economic conditions, languages, currencies, consumer expectations, legislation, regulatory environments (including labor laws and customs), tax laws, levels of consumer acceptance and use of the Internet for commerce and levels of political stability. TripAdvisor is subject to associated risks typical of global businesses, including but not limited to, the following:

•

Compliance with additional laws and regulations (including the Foreign Corrupt Practices Act, the U.K. Bribery Act and GDPR), data privacy requirements, labor and employment law, laws regarding advertisements and promotions and anti-competition regulations;

•	Diminished ability to legally enforce contractual rights;
•	Increased risk and limits on enforceability of intellectual property rights;
•	Restrictions on repatriation of cash as well as restrictions on investments in operations in certain countries;
•	Financial risk arising from transactions in multiple currencies, as well as foreign currency exchange restrictions;
•	Difficulties in managing staff and operations due to distance, time zones, language and cultural differences;
•	Uncertainty regarding liability for services, content and intellectual property rights, including uncertainty as a result of local laws and lack of precedent;
•	Economic or political instability or laws and regulations involving economic or trade prohibitions or sanctions; and
•	Threatened or actual acts of terrorism.

TripAdvisor’s strategy includes continued expansion in existing international and new international markets.  Many of these markets have different economic conditions, customers, languages, currencies, consumer expectations, levels of consumer acceptance and use of the Internet for commerce, legislation, regulatory environments, tax laws and levels of political stability, and TripAdvisor is subject to associated risks typical of international businesses. International markets have strong local competitors with established brands and travel service providers or relationships that may make expansion in certain markets difficult and costly and take more time than anticipated.  In addition, compliance with legal, regulatory or tax requirements in multiple jurisdictions places demands on TripAdvisor’s time and resources, and it may nonetheless experience unforeseen and potentially adverse legal, regulatory or tax consequences.  In some markets, such as China, legal and other regulatory requirements may prohibit or limit participation by foreign businesses, such as by making foreign ownership or management of Internet or travel-related businesses illegal or difficult or may make direct participation in those markets uneconomic, which could make TripAdvisor’s entry or expansion in those markets difficult or impossible, require that TripAdvisor work with a local partner or result in higher operating costs.  If TripAdvisor is unsuccessful in expanding in new and existing markets and effectively managing that expansion, its business and results of operations could be adversely affected. A number of countries are actively pursuing changes to their tax laws applicable to corporate multinationals, such as the recently enacted U.S. tax legislation commonly referred to as the Tax Cuts and Jobs Act of 2017 (the “Tax Act”).  Foreign governments may enact tax laws that could result in further changes to global taxation and materially affect TripAdvisor’s financial position and results of operations.

The Tax Act resulted in significant changes to the U.S. corporate income tax system. The Tax Act requires complex computations to be performed that were not previously required under U.S. tax law, significant judgments to be made in the interpretation of the provisions of the Tax Act, and significant estimates in calculations, and the preparation and analysis of information not previously relevant or regularly produced. The U.S. Treasury Department, the Internal Revenue Service (“IRS”) and other standard-setting bodies could interpret or issue guidance on how provisions of the Tax Act will be applied or otherwise administered that is different from TripAdvisor’s interpretation.

Additionally, TripAdvisor continues to accumulate positive cash flows in foreign jurisdictions, which it considers indefinitely reinvested, although it will continue to evaluate the impact of the Tax Act on its capital deployment within and outside the U.S. The repatriation of such funds for use in the United States, including for corporate purposes such as acquisitions, stock repurchases or debt refinancings, may result in additional U.S. income tax expense and higher cost for such capital.

TripAdvisor is regularly subject to claims, lawsuits, government investigations, and other proceedings that may result in adverse outcomes.

TripAdvisor is regularly subject to claims, lawsuits, government investigations and other proceedings involving, among other matters, patent and intellectual property rights (including alleged infringement of third-party intellectual property rights), tax matters (including value-added, excise, transient, occupancy and accommodation taxes), regulatory compliance (including competition and consumer protection matters), defamation and free speech, labor and employment matters and commercial disputes.

Such claims, lawsuits, government investigations and proceedings are inherently uncertain and their results cannot be predicted with certainty. Regardless of the outcome, any of these types of legal proceedings could have an adverse impact on TripAdvisor because of legal costs, diversion of management resources, injunctions or damage awards and other factors. Determining reserves for TripAdvisor’s pending litigation or other legal proceedings is a complex, fact-intensive process that requires significant judgment. It is possible that a resolution of one or more such proceedings could result in substantial damages, fines or penalties that could adversely affect TripAdvisor’s business, consolidated financial position, results of operations, or cash flows in a particular period. These proceedings could also result in reputational harm, criminal sanctions, consent decrees, or orders preventing TripAdvisor from offering certain features, functionalities, products, or services, requiring a change in TripAdvisor’s business practices or other field action, or requiring development of non-infringing or otherwise altered products or technologies. Any of these consequences could adversely affect its business and results of operations.

A failure to comply with current laws, rules and regulations or changes to such laws, rules and regulations and other legal uncertainties may adversely affect TripAdvisor’s businesses or financial performance.

TripAdvisor’s business and financial performance could be adversely affected by unfavorable changes in, or interpretations of, existing laws, rules and regulations or the promulgation of new laws, rules and regulations applicable to TripAdvisor and its business, including those relating to Internet and online commerce, Internet advertising, consumer protection, data security and privacy, travel and rental licensing and listing requirements and tax. In some cases, these laws continue to evolve.

For example, there is, and likely will continue to be, an increasing number of laws and regulations pertaining to Internet and online commerce that may relate to liability for information retrieved from or transmitted over the Internet, online editorial and user-generated content, user privacy, data security, behavioral targeting and online advertising, taxation, liability for third-party activities and the quality of products and services.  In addition, enforcement authorities continue to rely on their authority under existing consumer protection laws to take action against companies relating to data privacy and security practices. The growth and development of online commerce may prompt calls for more stringent consumer protection laws and more aggressive enforcement efforts, which may impose additional burdens on online businesses generally.

Further, Rentals has been and continues to be subject to regulatory developments that affect the rental industry and the ability of competitors like TripAdvisor to list those rentals online.  For example, some states and local jurisdictions have fair housing or other laws governing whether and how properties may be rented, which they assert apply to rentals. In addition, many homeowners, condominium and neighborhood associations have adopted, or are considering adopting,  ordinances or rules that prohibit or restrict property owners and managers  from short-term rentals.

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

The promulgation of new laws, rules and regulations, or the new interpretation of existing laws, rules and regulations, in each case that restrict or otherwise unfavorably impact the ability or manner in which TripAdvisor provides services could require it to change certain aspects of its business, operations and commercial relationships to ensure compliance, which could decrease demand for services, reduce revenue, increase costs and/or subject the company to additional liabilities.  For example, the European Union adopted the GDPR, effective in May 2018, implementing enhanced data protection requirements and other jurisdictions are contemplating and may in the future adopt similar legislation. This legislation could increase the cost and complexity of delivering TripAdvisor’s services. Unfavorable changes could decrease demand for products and services, limit marketing methods and capabilities, impede development of new products, result in negative publicity, require significant management time, increase costs and/or subject TripAdvisor to additional liabilities.  Violations of these laws and regulations could result in penalties and/or criminal sanctions against TripAdvisor, its officers or its employees and/or restrictions on the conduct of parts of its business in certain jurisdictions.

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

TripAdvisor collects, processes, stores and transmits data, including personal information, for its consumers. As a result, TripAdvisor is subject to a variety of laws in the United States and abroad regarding privacy and the storing, sharing, use, processing, disclosure and protection of personal information and other consumer data, the scope of which is changing; and subject to differing interpretations, and which may be inconsistent between countries or conflict with other rules. In addition, the security of data when engaging in electronic commerce is essential to maintaining consumer and travel service provider confidences in its services. The regulatory framework for privacy issues worldwide is currently in flux and is likely to remain so for the foreseeable future. Practices regarding the collection, use, storage, transmission and security of personal information by companies operating over the Internet have recently come under increased public scrutiny. The U.S. Congress and federal agencies, including the Federal Trade Commission and the Department of Commerce, are reviewing the need for greater regulation for the collection and use of information concerning consumer behavior on the Internet. Various U.S. courts also are considering the applicability of existing federal and state statutes, including computer trespass and wiretapping laws, to the collection and exchange of information online. In addition, TripAdvisor is subject to the GDPR, the European Union’s new data protection legal framework that is intended to enhance the privacy and security of personal data, including credit card information. There are a number of proposals for data privacy laws pending or proposed in other jurisdictions, including at both federal and state levels of the United States. Implementing and complying with these laws and regulations may be more costly or take longer than TripAdvisor anticipates, or could otherwise affect its business operations.

TripAdvisor strives to comply with all applicable laws, policies, legal obligations and industry codes of conduct relating to privacy and data protection. Any failure or perceived failure by TripAdvisor to comply with its privacy policies, privacy-related obligations to consumers or other third parties, or privacy-related legal obligations, may result in governmental enforcement actions, litigation or public statements that could harm TripAdvisor’s reputation and cause its users and partners to lose trust in it, which could have an adverse effect on TripAdvisor’s business, brand, market share and results of operations. For example, GDPR imposes a strict data protection compliance regime with severe penalties of up to the greater of 4% of worldwide annual turnover and/or €20 million.

TripAdvisor is subject to risks associated with processing credit card and other payment transactions and failure to manage those risks may subject it to fines, penalties and additional costs and could have a negative impact on its business.

TripAdvisor accepts payments from consumers and partners using a variety of methods, including credit card, debit card, direct debit from a customer’s bank account, and invoicing. For existing and future payment options TripAdvisor offers to its customers, TripAdvisor may become subject to additional regulations and compliance requirements (including obligations to implement enhanced authentication processes). These regulations and/or requirements could result in significant costs and reduce the ease of use of its payment products, and yet may still be susceptible to fraudulent activity. In addition, TripAdvisor may be held liable for accepting fraudulent credit cards on its websites as well as other payment disputes with its customers. For certain payment methods, including credit and debit cards, TripAdvisor pays interchange and other fees, which may increase over time and raise its operating costs and lower profitability. TripAdvisor relies on third parties to provide certain payment methods and payment processing services, including the processing of credit cards and debit cards. In each case, TripAdvisor’s business could be disrupted, if these companies become unwilling or unable to provide these services to TripAdvisor. TripAdvisor is also subject to payment card association operating rules, including data security rules, certification requirements, and rules governing electronic funds transfers, which could change or be reinterpreted to make it difficult or impossible for TripAdvisor to comply. If TripAdvisor fails to comply with these rules or requirements, or if its data security systems are breached or compromised, it may be liable for card issuing banks’ costs, subject to fines and higher transaction fees, and/or lose its ability to accept credit and debit card payments, process electronic funds transfers, or facilitate other types of online payments.

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

System security issues, data protection breaches, cyberattacks and system outage issues could disrupt TripAdvisor’s operations or services provided to its consumers, and any such disruption could damage its reputation and adversely affect its business, financial results and stock price.

TripAdvisor’s reputation and ability to attract, retain and service its consumers and travel partners is dependent upon the reliable performance and security of its computer systems and those of third parties it utilizes in its operations. Significant security issues, data breaches, cyberattacks and outages, interruptions or delays, in TripAdvisor’s systems or third party systems upon which it relies, could impair TripAdvisor’s ability to display content or process transactions and significantly harm its business. Breaches of TripAdvisor’s security measures or the accidental loss, inadvertent disclosure or unapproved dissemination of proprietary information or sensitive or confidential data about TripAdvisor, its consumers or its travel partners could expose TripAdvisor, its consumers and its travel partners to a risk of loss or misuse of this information, damage TripAdvisor’s brand and reputation or otherwise harm its business and financial performance and result in government enforcement actions and litigation and potential liability for TripAdvisor.

Computer programmers and hackers also may be able to develop and deploy viruses, worms, ransomware and other malicious software programs that attack TripAdvisor’s products or otherwise exploit any security vulnerabilities of its products, or attempt to fraudulently induce TripAdvisor’s employees, consumers, or others to disclose passwords or other sensitive information or unwittingly provide access to its systems or data. In addition, sophisticated hardware and operating system software and applications that TripAdvisor produces or procures from third parties may contain defects in design or manufacture, including “bugs” and other problems that could unexpectedly interfere with the operation of the system. TripAdvisor may need to expend significant resources to protect against security breaches or to investigate and address problems caused by cyber or other security problems.

TripAdvisor may be unable to proactively address these techniques or to implement adequate preventive measures and its efforts to address these problems may not be successful and could result in interruptions, delays, cessation of service and loss of existing or potential customers that may impede TripAdvisor’s sales, manufacturing, distribution or other critical functions. Failure to adequately protect against attacks or intrusions, whether for its own systems or systems of vendors, could expose TripAdvisor to security breaches that could have an adverse impact on TripAdvisor’s financial performance.  The costs of enhancing infrastructure to attain improved stability and redundancy may be time consuming and expensive and may require resources and expertise that are difficult to obtain. In addition, to the extent that TripAdvisor experiences a data breach, remediation may be costly and TripAdvisor may not have adequate insurance to cover such costs.

Much of TripAdvisor’s business is conducted with third party marketing affiliates or, to a lesser degree, through business partners powering its instant booking feature. A security breach at such third party could be perceived by consumers as a security breach of TripAdvisor’s systems and could result in negative publicity or damage its reputation, expose it to risk of loss or litigation and possible liability and subject TripAdvisor to regulatory penalties and sanctions. In addition, such incidents may also result in a decline in TripAdvisor’s active user base or engagement levels.  Finally, failure of such third parties to comply with applicable disclosure requirements could expose TripAdvisor to liability.

TripAdvisor has acquired a number of companies over the years and may continue to do so in the future. As a result of these acquisitions, TripAdvisor may increase the volume of personal data that it collects, stores, processes and transmits.  While TripAdvisor makes significant efforts to address any information technology security issues and personal data protection issues with respect to its acquisitions, TripAdvisor may still inherit such risks when it integrates the acquired businesses.

Media coverage of data breaches has escalated, in part because of the increased number of enforcement actions, investigations and lawsuits. Security breaches could result in negative publicity, damage to reputation, exposure to risk of loss or litigation and possible liability due to regulatory penalties and sanctions. As this focus and attention on privacy and data protection increases, TripAdvisor also risks exposure to potential liabilities and costs resulting from the compliance with, or any failure to comply with applicable legal requirements, conflicts among these legal requirements or differences in approaches to privacy and security. Security breaches could also cause travelers and potential consumers to lose confidence in TripAdvisor’s security, which would have a negative effect on the value of its brand.

“Cookie” laws could negatively impact the way TripAdvisor does business.

A "cookie" is a text file that is stored on a user's web browser by a website. Cookies are common tools used by thousands of websites, including TripAdvisor’s, to, among other things, store or gather information (e.g., remember log-on details so a user does not have to re-enter them when revisiting a website), market to consumers and enhance the user experience on a website. Cookies are valuable tools for websites like TripAdvisor’s to improve the customer experience and increase conversion on their websites. Many countries have adopted regulations governing the use of "cookies" by websites servicing consumers, especially in the European Union. To the extent any such regulations require "opt-in" consent before certain cookies can be placed on a user's web browser, TripAdvisor’s ability to serve certain customers in the manner it currently does, including with respect to retargeting of advertising, might be adversely affected and its ability to continue to improve and optimize performance on TripAdvisor’s websites might be impaired, either of which could negatively affect a consumer's experience using its services and its business, market share and results of operations.

TripAdvisor may have future capital needs and may not be able to obtain additional financing on acceptable terms.

TripAdvisor is currently party to a credit agreement with respect to a $1.2 billion revolving credit facility maturing in May 2022 ( “2015 Credit Facility”). This agreement includes restrictive covenants that may impact the way TripAdvisor manages its business and may limit its ability to secure significant additional financing in the future on favorable terms. TripAdvisor’s ability to secure additional financing and satisfy its financial obligations outstanding from time to time will depend upon its future operating performance, which is subject to then prevailing general economic and credit market conditions, including interest rate levels and the availability of credit generally, and financial, business and other factors, many of which are beyond its control. There can be no assurance that sufficient financing will be available or desirable, or even any, terms to fund investments, acquisitions, stock repurchases, dividends, debt refinancing or extraordinary actions or that counterparties in any such financings would honor their contractual commitments.

TripAdvisor has indebtedness which could adversely affect its business and financial condition.

At December 31, 2018, TripAdvisor had no outstanding long-term debt; however, TripAdvisor continues to have existing credit facilities from which it can borrow significant amounts. As such, TripAdvisor is still subject to risks relating to its indebtedness that include:

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

In addition, it is possible that TripAdvisor may need to incur additional indebtedness in the future in the ordinary course of business. The terms of the 2015 Credit Facility allow TripAdvisor to incur additional debt subject to certain limitations; however, there is no assurance that additional financing will be available to TripAdvisor on terms favorable to it, if at all. In addition, if new debt is added to the then existing debt levels, the risks described above could intensify.

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

TripAdvisor’s effective income tax rate is impacted by a number of factors that could have a material impact on its financial results and could increase the volatility of those results.

Due to the global nature of its business, TripAdvisor is subject to income taxes in the United States and other foreign jurisdictions. In the event TripAdvisor incurs net income in certain jurisdictions but incurs losses in other jurisdictions, it generally cannot offset the income from one jurisdiction with the loss from another. This lack of flexibility increases TripAdvisor’s effective income tax rate. Furthermore, significant judgment is required to calculate TripAdvisor’s worldwide provision for income taxes and depends on its ability to operate its business in a manner consistent with its corporate structure and intercompany arrangements. In the ordinary course of its business there are many transactions and calculations where the ultimate tax determination is uncertain.

TripAdvisor believes its tax estimates are reasonable. However, TripAdvisor is routinely under audit by federal, state and foreign taxing authorities.  The taxing authorities of jurisdictions in which TripAdvisor operates may challenge its methodologies for valuing developed technology or intercompany arrangements, including its transfer pricing, or determine that the manner in which it operates its business does not achieve the intended tax consequences, which would increase TripAdvisor’s effective income tax rate and harm its financial position and results of operations.  As TripAdvisor operates in numerous taxing jurisdictions, the application of tax laws can also be subject to diverging and sometimes conflicting interpretations by taxing authorities of these jurisdictions.  It is not uncommon for taxing authorities of different countries to have conflicting views, for instance, with respect to, among other things, the manner in which the arm’s length standard is applied for transfer pricing purposes, or with respect to the valuation of intellectual property. For example, the Organization for Economic Cooperation and Development (the “OECD”) has recently recommended changes to numerous long-standing international tax principles. If countries amend their tax laws to adopt certain parts of the OECD guidelines, this may increase tax uncertainty and may adversely impact TripAdvisor’s tax liabilities. Any of these changes could affect TripAdvisor’s financial performance.

The final determination of audits could be materially different from TripAdvisor’s income tax provisions and accruals and could have a material effect on its financial position, results of operations, or cash flows in the period or periods for which that determination is made. Also, TripAdvisor’s future effective income tax rates could be affected by changes in the mix of earnings in countries with differing statutory tax rates, changes in valuation of deferred tax assets or changes in tax laws or their interpretation.  If TripAdvisor’s effective income tax rates were to increase, its results of operations and cash flows would be adversely affected.

The income tax effects of the accounting for share-based compensation may significantly impact TripAdvisor’s effective income tax rate. In periods in which TripAdvisor’s stock price is higher than the grant-date price of the share-based compensation awards vesting in that period, it will recognize excess tax benefits that will decrease its income tax rate.  In periods in which TripAdvisor’s stock price is lower than the grant-date price of the share-based compensation awards vesting in that period, its effective income tax rate will increase.

Additionally, TripAdvisor continues to accumulate positive cash flows in foreign jurisdictions which it considers indefinitely reinvested, although it will continue to evaluate the impact of the Tax Act on its capital deployment within and outside the U.S. Any repatriation of funds currently held in foreign jurisdictions may result in withholding taxes and state taxes.

Application of U.S. state and local or international tax laws, changes in tax laws or tax rulings, or the examination of TripAdvisor’s tax positions, could materially affect its financial position and results of operations.

As an international business, TripAdvisor is subject to income taxes and non-income-based taxes in the United States and various other international jurisdictions Tax laws are dynamic and subject to change as new laws are passed and new interpretations of the law are issued or applied. TripAdvisor’s existing corporate structure and intercompany arrangements have been implemented in a manner TripAdvisor believes is in compliance with current prevailing tax laws. However, due to economic and political conditions, tax rates and tax regimes in various jurisdictions may be subject to significant changes and the tax benefits that TripAdvisor intends to eventually derive could be undermined due to changing tax laws. Governments are increasingly focused on ways to increase tax revenue, which has contributed to an increase in audit activity, more aggressive positions taken by tax authorities and an increase in tax legislation.  Any such additional taxes or other assessments may be in excess of TripAdvisor’s current tax provisions or may require TripAdvisor to modify its business practices in order to reduce its exposure to additional taxes going forward, any of which could have a material adverse effect on TripAdvisor’s business, results of operations and financial condition.

The Tax Act has resulted in significant changes to the U.S. corporate income tax system. The Tax Act requires complex computations to be performed that were not previously required in U.S. tax law, significant judgments to be made in interpretation of the provisions of the Tax Act, significant estimates in calculations and the preparation and analysis of information not previously relevant or regularly produced. The tax law changes by the Tax Act are broad and complex and there are still uncertainties about how the 2017 Tax Act will be interpreted at both the U.S. federal and state levels. The U.S. Treasury Department, the IRS and other standard-setting bodies could interpret or issue guidance on how provisions of the Tax Act will be applied or otherwise administered that is different from TripAdvisor’s interpretation. This could materially change the taxes that TripAdvisor recorded in 2017 and 2018, and the expected future impact of the 2017 Tax Act on its business.

On January 28, 2016, the European Commission unveiled a new package of proposals aimed at providing a framework for fairer taxation and to provide a coordinated European Union response to combating corporate tax avoidance. Following agreement among the European Union member states on the final content of the package, the European Council formally adopted an Anti-Tax Avoidance Directive in July 2016, which was further amended in February 2017. The Directive is aimed at preventing aggressive tax planning, increasing tax transparency and creating a fairer tax environment for all businesses in the European Union. The OECD is working towards a consensus-based solution to the challenges of the digitalization of the economy by 2020. In addition, on March 21, 2018, the European Commission released two draft directives on the Taxation of the Digital Economy. One directive aims at a more comprehensive solution whereby EU states would be able to levy corporate income tax on companies that have digital presence in those states regardless of whether they have a physical presence in those states. The second directive provides for an interim solution whereby EU States are to apply a 3% revenue based Digital Services Tax, which if enacted, would be effective beginning in 2020. In the interim, certain EU States (Austria, France, Italy, Spain, Belgium and the United Kingdom) have proposed legislation to implement a Digital Services Tax that, if enacted, would impose a tax on revenue earned by larger companies from users of digital services located in these respective EU States as early as 2019. Any changes to international tax laws, including new definitions of permanent establishment could affect the tax treatment of TripAdvisor’s foreign earnings and adversely impact its effective income tax rate. Further, changes to tax laws and additional reporting requirements could increase the complexity, burden and cost of compliance. Due to the large and expanding scale of TripAdvisor’s international business activities, any changes in U.S. or international taxation of its activities or the combined effect of tax laws in multiple jurisdictions may increase TripAdvisor’s worldwide effective income tax rate, increase the complexity and costs associated with tax compliance (especially if changes are implemented or interpreted inconsistently across tax jurisdictions) and adversely affect TripAdvisor’s cash flows and results of operations.

In addition, the taxing authorities in the United States and other jurisdictions where TripAdvisor does business regularly examine its income and other tax returns as well as the tax returns of Expedia, TripAdvisor’s former parent. The ultimate outcome of these examinations (including the IRS audit described below) cannot be predicted with certainty. Should the IRS or other taxing authorities assess additional taxes as a result of examinations, TripAdvisor may be required to record charges to its operations, which could harm its operating results and financial condition.

In July 2015, the United States Tax Court issued an opinion favorable to Altera Corporation, accepting Altera’s position of excluding stock-based compensation from its intercompany cost-sharing arrangement. The IRS subsequently appealed the Court decision on February 19, 2016.  On July 24, 2018, the IRS won an appeals court case at the Ninth Circuit, however, on August 7, 2018, the Ninth Circuit withdrew its decision regarding Altera and the case was reheard. While TripAdvisor has recorded an income tax benefit based on the Court’s 2015 opinion, it may be required to reverse the income tax benefit if an unfavorable opinion is issued by the Court when the case is reheard.

Changes in tax treatment of companies engaged in e-commerce may adversely affect the commercial use of TripAdvisor’s sites and its financial results.

Due to the global nature of the internet, it is possible that various states or foreign countries might attempt to levy additional or new sales, income or other taxes relating to TripAdvisor’s activities. Tax authorities at the international, federal, state and local levels are currently reviewing the appropriate treatment of companies engaged in e-commerce. New or revised international, federal, state or local tax regulations or court decisions may subject TripAdvisor or its customers to additional sales, occupancy, income and other taxes. For example, Congress is considering various approaches to legislation that would require companies engaged in e-commerce to collect sales tax on Internet revenue and a growing number of U.S. states and certain foreign jurisdictions have adopted or are considering proposals to impose obligations on remote sellers and online marketplaces to collect taxes on their behalf. Additionally, the U.S. Supreme Court’s ruling in South Dakota v. Wayfair Inc., which a Court reversed longstanding precedent that remote sellers are not required to collect state and local sales taxes, may have an adverse impact on TripAdvisor’s business. TripAdvisor cannot predict the effect of these and other attempts to impose sales, income or other taxes on e-commerce. New or revised taxes and, in particular, sales taxes, occupancy taxes, value added taxes (“VAT”) and similar taxes would likely increase the cost of doing business online and decrease the attractiveness of selling products and services over the Internet. New taxes could also create significant increases in internal costs necessary to capture data and collect and remit taxes. Any of these events could have a material adverse effect on TripAdvisor’s business, financial condition and operating results.

Taxing authorities may successfully assert that TripAdvisor should have collected or in the future should collect sales and use, occupancy, VAT or similar taxes, and TripAdvisor could be subject to liability with respect to past or future sales, which could adversely affect its operating results.

TripAdvisor does not collect and remit sales and use, occupancy, VAT or similar taxes in all jurisdictions in which it has sales, based on its belief that such taxes are not applicable or legally required. Several states and other taxing jurisdictions have presented or threatened TripAdvisor with assessments, alleging that TripAdvisor is required to collect and remit certain taxes there. While TripAdvisor does not believe that it is subject to such taxes and intends to vigorously defend its position in these cases, it cannot be sure of the outcome of its discussions and/or appeals with these states or cases that are pending in the courts. In the event of an adverse outcome, TripAdvisor could face assessments for additional time periods since the last assessments it received, plus any additional interest and penalties. TripAdvisor also expects additional jurisdictions may make similar assessments or pass similar new laws in the future, and any of the jurisdictions where TripAdvisor has sales may apply more rigorous enforcement efforts or take more aggressive positions in the future that could result in greater tax liability allegations. Such tax assessments, penalties and interest or future requirements may materially adversely affect TripAdvisor’s business, financial condition and operating results.

TripAdvisor continues to be subject to significant potential tax liabilities in connection with its spin-off from Expedia (the “Spin-Off”).

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

TripAdvisor continues to be responsible for potential tax liabilities in connection with consolidated income tax returns filed with Expedia prior to or in connection with the Spin-Off. By virtue of previously filed consolidated tax returns with Expedia, TripAdvisor is currently under IRS audit for the 2009, 2010, and short-period 2011 tax years. In connection with that audit, TripAdvisor received, in January 2017, notices of proposed adjustment from the IRS for the 2009 and 2010 tax years, which would result in an increase in TripAdvisor’s worldwide income tax expense. The proposed adjustments would result in an increase to TripAdvisor’s worldwide income tax expense in an estimated range totaling $10 million to $14 million for those specific years after consideration of competent authority relief, exclusive of interest and penalties. TripAdvisor is also subject to various ongoing state income tax audits. The outcome of these matters or any other audits could subject TripAdvisor to significant tax liabilities.

TripAdvisor is subject to fluctuation in foreign currency exchange risk.

TripAdvisor conducts a significant and growing portion of its business outside the United States, but reports its results in U.S. dollars. As a result, TripAdvisor faces exposure to movements in foreign currency exchange rates, particularly those related to the Euro, British pound and Australian dollar. These exposures include, but are not limited to re-measurement of gains and losses from changes in the value of foreign denominated assets and liabilities; translation gains and losses on foreign subsidiary financial results that are translated into U.S. dollars upon consolidation; and planning risk related to changes in exchange rates between the time TripAdvisor prepares its annual and quarterly forecasts and when actual results occur. For example, Brexit caused significant volatility in currency exchange rates, especially between the U.S. dollar and the British pound. Continued uncertainty regarding Brexit may result in future exchange rate volatility. In addition, in the event that one or more European countries were to replace the Euro with another currency, TripAdvisor’s sales into such countries, or into Europe generally, would likely be adversely affected until stable exchange rates are established. Accordingly, fluctuations in foreign currency exchange rates, such as the strengthening of the U.S. dollar against the Euro or the British pound, could adversely affect TripAdvisor’s net revenue growth in future periods.

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

Sales of substantial amounts of TripAdvisor’s common stock in the public market, particularly sales by its directors, officers, employees and significant stockholders, or the perception that these sales might occur, could depress the market price of its common stock and hence our common stock and could impact our respective abilities to raise capital through the sale of additional equity securities. For example, sales of or hedging transactions, such as collars, in our shares by any of our directors or executive officers could cause a perception in the marketplace that our stock price (and hence TripAdvisor's stock price) has peaked or that adverse events or trends have occurred or may be occurring at our company or TripAdvisor. This perception could result notwithstanding any personal financial motivation for these insider transactions. In addition, we have the right to require TripAdvisor to file registration statements covering TripAdvisor shares we own or to include TripAdvisor shares in registration statements that it may file for itself or other stockholders. If we or some other TripAdvisor stockholder sells substantial amounts of TripAdvisor’s common stock in the public market, or if there is a perception in the public market that we might sell shares of TripAdvisor common stock, the market price of TripAdvisor’s common stock could decrease significantly. A decline in the price of shares of TripAdvisor’s common stock or our common stock might impede its or our ability to raise capital through the issuance of additional shares of common stock or other equity securities.

Factors Relating to our Common Stock and the Securities Market

Our stock price may be disproportionately affected by the results of operations of TripAdvisor and developments in its business.

The fair value of our investment in TripAdvisor, on an as-converted basis, was approximately $1.7 billion as of December 31, 2018, which represents a significant portion of our total market value. Since the TripCo Spin-Off in 2014, our share price has had a tendency to move in tandem with the share price of TripAdvisor's common stock. As a result, our stock price may be disproportionately affected by the results of operations of TripAdvisor and developments in its business.

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

In addition, Gregory B. Maffei, our Chairman, President and Chief Executive Officer, beneficially owns shares representing the power to direct approximately 33% of the aggregate voting power in our company, due to his beneficial ownership of approximately 96% of the outstanding shares of our Series B common stock as of January 31, 2019.

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

TripAdvisor did not legally own any real estate as of December 31, 2018. TripAdvisor currently leases approximately 280,000 square feet for its corporate headquarters in Needham, Massachusetts,  pursuant to a lease with an expiration date of December 2030, with an option to extend the lease term for two consecutive terms of five years each. TripAdvisor also leases an aggregate of approximately 450,000 square feet of office space at approximately 40 other locations across North America, Europe and Asia Pacific, primarily for its sales offices, subsidiary headquarters and international management teams, pursuant to lease agreements, with the latest expiring in June 2027. TripAdvisor believes that its current facilities are adequate for its current operations and that additional leased space can be obtained on reasonable terms if needed.

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

PART II

Item 5.  Market for Registrant's Common Equity and Related Stockholder Matters of Equity Securities.

Market Information

Our Series A and Series B common stock trade on the Nasdaq Global Select Market under the symbols “LTRPA” and “LTRPB,” respectively. Stock price information for securities traded on the Nasdaq Global Select Market can be found on the Nasdaq’s website at www.nasdaq.com. The following table sets forth the range of high and low sales prices of shares of our Series B common stock for the years ended December 31, 2018 and 2017. Although our Series B common stock is traded on the Nasdaq Global Select Market, an established published trading market does not exist for the stock, as it is not actively traded.

	Liberty TripAdvisor Holdings, Inc.
	Series B
	High	Low
2017
First quarter	$17.50	13.50
Second quarter	$16.60	11.30
Third quarter	$14.00	11.40
Fourth quarter	$13.90	9.35
2018
First quarter	$12.42	9.00
Second quarter	$17.05	9.40
Third quarter	$18.00	13.60
Fourth quarter	$21.98	14.75

Holders

As of January 31, 2019, there were approximately 892 and  50 record holders of our Series A and Series B common stock, respectively.  The foregoing numbers of record holders do not include the number of stockholders whose shares are held nominally by banks, brokerage houses or other institutions, but include each such institution as one shareholder.

Dividends

We have not paid any cash dividends on our common stock, and we have no present intention of so doing.  Payment of cash dividends, if any, in the future will be determined by our board of directors in light of our earnings, financial condition and other relevant considerations.

Securities Authorized for Issuance Under Equity Compensation Plans

Information required by this item is incorporated by reference to our definitive proxy statement for our 2019 Annual Meeting of stockholders.

Purchases of Equity Securities by the Issuer

There were no repurchases of our common stock during the three months ended December 31, 2018.  No shares of our common stock were surrendered by our officers and employees to pay withholding taxes and other deductions in connection with the vesting of their restricted stock during the three months ended December 31, 2018.

Item 6.    Selected Financial Data.

The following tables present selected historical information relating to our financial condition and results of operations for the past five years. Certain prior period amounts have been reclassified for comparability with current year presentation. The following data should be read in conjunction with our consolidated financial statements.

	December 31,
	2018	2017	2016	2015	2014
Summary Balance Sheet Data:	amounts in millions
Cash and cash equivalents	$672	695	654	644	509
Intangible assets not subject to amortization (1)	$3,709	3,717	5,476	5,492	5,510
Intangible assets subject to amortization, net	$311	382	487	625	841
Total assets	$5,224	5,484	7,282	7,285	7,366
Long-term debt	$267	704	555	620	662
Deferred income tax liabilities	$325	332	659	719	808
Total stockholders' equity	$336	424	803	808	897
Noncontrolling interest	$3,400	3,329	4,621	4,628	4,450

	Years ended December 31,
	2018	2017	2016	2015	2014
Summary Statement of Operations Data:	amounts in millions, except per share amounts
Revenue	$1,615	1,569	1,532	1,565	1,329
Impairment of intangible assets (1)	$—	(1,798)	—	(2)	(2)
Operating income (loss)	$128	(1,792)	23	15	68
Interest expense	$(26)	(25)	(25)	(28)	(13)
Realized and unrealized gains (losses) on financial instruments, net	$(59)	24	53	2	1
Net earnings (loss) attributable to Liberty TripAdvisor Holdings, Inc. shareholders	$(64)	(397)	21	(40)	(22)
Basic net earnings (loss) attributable to Liberty TripAdvisor Holdings, Inc. stockholders per common share:
Series A and Series B common stock	$(0.86)	(5.29)	0.28	(0.53)	(0.30)
Diluted earnings (loss) attributable to Liberty TripAdvisor Holdings, Inc. stockholders per common share:
Series A and Series B common stock	$(0.86)	(5.29)	0.28	(0.53)	(0.30)

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

Overview

During October 2013, the Board of Directors of Liberty Interactive Corporation and its subsidiaries (“Liberty”) (subsequently renamed Qurate Retail, Inc. (“Qurate Retail”)) authorized a plan to distribute to the stockholders of Liberty’s Liberty Ventures common stock shares of a wholly-owned subsidiary Liberty TripAdvisor Holdings, Inc. (“TripCo” or the “Company”) (the “TripCo Spin-Off”). TripCo holds its subsidiary TripAdvisor, Inc. (“TripAdvisor”) and held its former subsidiary, BuySeasons, Inc. (“BuySeasons”) until BuySeasons was sold on June 30, 2017. The TripCo Spin-Off was completed on August 27, 2014 and was effected as a pro-rata dividend of shares of TripCo to the stockholders of Series A and Series B Liberty Ventures common stock of Liberty. The tax-free TripCo Spin-Off has been accounted for at historical cost due to the pro rata nature of the distribution to shareholders of Liberty Ventures common stock.

The financial information represents the historical consolidated results of TripAdvisor and BuySeasons as discussed in note 1 in the accompanying consolidated financial statements. These financial statements refer to the combination of TripAdvisor and BuySeasons as “TripCo,” “the Company,” “us,” “we” and “our” in the notes to the consolidated financial statements. All significant intercompany accounts and transactions have been eliminated in the consolidated financial statements.

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

TripAdvisor’s Growth Strategy

TripAdvisor’s mission is to help people around the world plan, book and experience the perfect trip. TripAdvisor seeks to deliver on this mission by: increasing and leveraging its rich, user-generated content and global brand to attract consumers to TripAdvisor websites and mobile apps;  delivering the best consumer experience throughout all phases of the travel journey from inspiration and travel-planning, to trip-taking and sharing the experience; deepening its relationships with travel partners by providing them an array of advertising opportunities to generate qualified leads or hotel shoppers TripAdvisor passes along to travel partners; and investing in technology, product development, marketing, and other strategic areas that TripAdvisor believes can improve the TripAdvisor experience and improve its long-term business prospects.

•

Drive consumer engagement with TripAdvisor’s platform. TripAdvisor is a globally-recognized travel brand built on travel reviews and travel research. A large, global travel audience leverages TripAdvisor’s rich content to discover, plan, and book travel experiences. TripAdvisor seeks to further amplify its global brand by raising consumer awareness for – and engagement with – its end-to-end product offerings, such as the ability to seamlessly research, price compare, book and share travel experiences on its platform.

•

Deliver the best consumer experience possible on its platform. TripAdvisor believes delivering consumers a more holistic, end-to-end product experience is critically important for the long-term health of its business. TripAdvisor has invested – and will continue to invest – in product enhancements that ensure TripAdvisor gives consumers an assistive experience throughout all phases of the travel journey – from inspiration and discovery, to researching, price shopping and booking, to finding and booking things to do and places to eat, to sharing.

•

Deepen relationships with its travel partners. TripAdvisor’s large, global audience makes it an attractive platform for listing and advertising opportunities that helps generate impressions, brand awareness, qualified leads and bookings for travel partners.  TripAdvisor believes that growing the number of listings and bookable supply, especially in its in-destination Experiences and Restaurants businesses,  enables consumers not only to find and book the perfect trip, but also enables partners to drive transactions for their business. TripAdvisor also provides business-to-business services – including subscription-based advertising services, such as TripAdvisor’s Business Advantage for hoteliers and Premium for Restaurants, which are advertising opportunities and marketing analytics tools – that are designed to help TripAdvisor’s partners attract customers, more effectively manage their presence on TripAdvisor, and grow their business.

•

Invest in technology and product. TripAdvisor prioritizes rapid product-testing and speed to market as it seeks to deliver consumers a richer experience. TripAdvisor launches new product features on its websites and mobile apps on a regular product release cycle. Also, during the year ended December 31, 2018, more than half of its average monthly unique visitors came from mobile phones, according to TripAdvisor’s log files. TripAdvisor has invested – and will continue to invest – to improve the features, functionality, consumer engagement, and commercialization of its offerings on all devices to meet, and hopefully, exceed, evolving consumer needs and expectations.

Current Trends Affecting TripAdvisor’s Business

The online travel industry is large and growing and remains highly dynamic and competitive.

Hotel

Over the past year, TripAdvisor has focused on delivering a great product experience and optimizing its paid marketing investments and profit as it drives for long-term, profitable growth. Marketing optimizations have impacted revenue growth, but have successfully generated significant profit growth and margin expansion compared to 2017.

On the product side, TripAdvisor continues to make product enhancements that TripAdvisor believes deliver consumers a more engaging, and comprehensive, hotel shopping experience. Content on travel destinations, properties and room types continues to grow; and TripAdvisor continues to make it easier for consumers to find the best room prices offered by its travel partners. TripAdvisor also continues to focus on increasing supply, and adding more properties from more travel partners. TripAdvisor believes that providing consumers a robust experience, with rich content and a comprehensive selection of accommodations helps increase brand awareness and brand loyalty, which, over time, can result in deeper consumer engagement with TripAdvisor’s platform, more qualified leads delivered to travel partners and higher monetization of its business.

TripAdvisor seeks to maximize revenue per hotel shopper generated in its Hotel businesses. Revenue per hotel shopper performance improved throughout 2018 and increased 14% for the three months ended December 31, 2018, when compared to the same period in 2017, primarily due to metasearch auction stability throughout 2018 and progress along the aforementioned product enhancements and also marketing efforts, partially offset by the continued hotel shopper growth on mobile phones, which has a significantly lower revenue per hotel shopper compared to desktop and tablet.

TripAdvisor looks to acquire hotel shoppers that meet or exceed TripAdvisor’s desired marketing return on investment targets on paid online marketing channels. Since mid-2017, TripAdvisor progressively increased profits from its Hotel businesses by significantly reducing investments in direct selling and marketing channels and re-investing some of the savings into brand advertising, or television advertising, in pursuit of TripAdvisor’s long-term strategic growth objectives. As expected, the optimized marketing, as well as product enhancements focused on increasing traffic quality, has caused hotel shopper growth to slow and decline in recent periods; however, TripAdvisor’s marketing portfolio optimizations reduced its total marketing expenses.

Consumers are increasingly using mobile phones to conduct ecommerce activity and mobile average monthly unique visitor growth continues to drive overall user growth on TripAdvisor’s platform. TripAdvisor continues to support investments and product enhancements that improve the consumer experience, as opposed to maximizing the number of display advertising impressions it can sell in a given period. Historically, this preference has limited the number and type of display advertising opportunities TripAdvisor makes available to customers, which, in turn, has hampered TripAdvisor-branded display-based advertising revenue growth, particularly on mobile phones. However, TripAdvisor continues to explore product enhancements and media advertising products in order to deliver increased value to both consumers and travel partners, as well as generate more revenue for its business.

Other Hotel revenue, which consists primarily of hotel revenue from non-TripAdvisor branded sites, has decreased in recent periods primarily due to increased marketing efficiency from paid online marketing channels, which has reduced revenue and improved profit at its Hotel businesses. TripAdvisor has also taken certain steps to re-align operations within some of these other Hotel brands which have had a material adverse impact to revenue performance during 2018, while increasing Hotel profitability.

Non-Hotel

TripAdvisor’s Non-Hotel businesses – Experiences, Restaurants and Rentals – enable consumers to discover and book great travel experiences across a diversified spectrum of travel offerings.

TripAdvisor’s key priority in its Non-Hotel businesses remain revenue growth. To achieve this, TripAdvisor continues to invest in product, supply and marketing to improve the experience for consumers and suppliers on its platform. TripAdvisor believes scaling and presenting a greater selection of offerings will drive more bookings and marketing opportunities for more travel partners and will increase monetization on its platform.

During 2018, Non-Hotel revenue growth was driven by growth in consumer demand, bookable supply and bookings in TripAdvisor’s Experiences and Restaurants businesses. Rentals revenue declined primarily due to competition in the alternative accommodations marketplace, as well as TripAdvisor’s strategic resource re-allocation within Non-Hotel to Experiences and Restaurants.

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

Operating Results

	Years ended December 31,
	2018	2017	2016
	amounts in millions
Revenue
TripAdvisor	$1,615	1,556	1,480
Corporate and other	—	13	52
Consolidated TripCo	$1,615	1,569	1,532
Operating Income (Loss)
TripAdvisor	$138	(1,775)	47
Corporate and other	(10)	(17)	(24)
Consolidated TripCo	$128	(1,792)	23
Adjusted OIBDA
TripAdvisor	$422	331	352
Corporate and other	(6)	(9)	(16)
Consolidated TripCo	$416	322	336

Revenue.  Our consolidated revenue increased $46 million and $37 million for the years ended December 31, 2018 and 2017, respectively, as compared to the corresponding prior year periods. Revenue for TripAdvisor increased $59 million and $76 million for the years ended December 31, 2018 and 2017, respectively, as compared to the corresponding prior year periods. Revenue for BuySeasons, the only consolidated subsidiary in Corporate and other until its disposition on June 30, 2017, decreased $39 million for the year ended December 31, 2017, as compared to the corresponding prior period. The decrease in revenue for BuySeasons for the year ended December 31, 2017 as compared to the corresponding prior year period was attributable to declines in BuySeasons’ sales and the disposition of BuySeasons mid-year. See “Results of Operations—TripAdvisor” below for a more complete discussion of the results of operations of TripAdvisor.

Operating Income (Loss).  Our consolidated operating income (loss) increased $1,920 million and decreased $1,815 million for the years ended December 31, 2018 and 2017, respectively, as compared to the corresponding prior year periods. The primary driver of the changes in operating income for 2018 and 2017 was impairments of $1,798 million related to goodwill and trademarks that were recorded in 2017 in conjunction with the acquisition of TripAdvisor. TripAdvisor’s stand-alone operating income increased $59 million and decreased $42 million for the years ended December 31, 2018 and 2017, respectively, as compared to the corresponding prior year periods. See “Results of Operations—TripAdvisor” below for a more complete discussion of the results of operations of TripAdvisor.

Operating losses for Corporate and other decreased $7 million and $7 million for the years ended December 31, 2018 and 2017, respectively, as compared to the corresponding prior year periods. These changes are primarily due to BuySeasons, which was sold on June 30, 2017.

Adjusted OIBDA.  We define Adjusted OIBDA as revenue less operating expenses, and selling, general and administrative (“SG&A”) expenses (excluding stock-based compensation), adjusted for specifically identified non-recurring transactions. Our chief operating decision maker and management team use this measure of performance in conjunction with other measures to evaluate our business and make decisions about our resources. We believe this is an important indicator of the operational strength and performance of our businesses, including each business’s ability to service debt and fund capital expenditures. In addition, this measure allows us to view operating results, perform analytical comparisons and benchmarking between businesses and identify strategies to improve performance. This measure of performance excludes such costs as depreciation and amortization, stock-based compensation, separately identified legal settlements and restructuring and impairment charges that are included in the measurement of operating income pursuant to GAAP. Accordingly, Adjusted OIBDA should be considered in addition to, but not as a substitute for, operating income, net income, cash flow provided by operating activities and other measures of financial performance prepared in accordance with GAAP. See note 13 to the accompanying December 31, 2018 consolidated financial statements for a reconciliation of Adjusted OIBDA to operating income and earnings (loss) before income taxes.

Consolidated Adjusted OIBDA increased approximately $94 million and decreased  $14 million for the years ended December 31, 2018 and 2017, respectively, as compared to the corresponding prior year periods. Adjusted OIBDA at TripAdvisor increased $91 million and decreased  $21 million during the years ended December 31, 2018 and 2017, respectively, as compared to the corresponding prior year periods. Adjusted OIBDA at Corporate and other increased $3 million and $7 million during the years ended December 31, 2018 and 2017, respectively, as compared to the corresponding prior year periods, primarily due to the disposition of BuySeasons in 2017. See “Results of Operations—TripAdvisor” below for a more complete discussion of the results of operations of TripAdvisor.

Other Income and Expense

Components of Other Income (Expense) are presented in the table below.

	Years ended December 31,
	2018	2017	2016
	amounts in millions
Interest expense
TripAdvisor	$(12)	(15)	(12)
Corporate and other	(14)	(10)	(13)
Consolidated TripCo	$(26)	(25)	(25)
Realized and unrealized gains (losses) on financial instruments, net
TripAdvisor	$(3)	(1)	2
Corporate and other	(56)	25	51
Consolidated TripCo	$(59)	24	53
Gain (loss) on dispositions, net
TripAdvisor	$—	—	—
Corporate and other	—	(18)	—
Consolidated TripCo	$—	(18)	—
Other, net
TripAdvisor	$5	2	(5)
Corporate and other	—	(1)	—
Consolidated TripCo	$5	1	(5)

Interest expense.    Interest expense increased $1 million during the year ended December 31, 2018, when compared to the same period in 2017, related to higher average outstanding borrowings and effective interest rates on corporate debt during 2018, partially offset by lower average outstanding borrowings on TripAdvisor’s debt during the year ended December 31, 2018. TripAdvisor’s interest expense increased $3 million for the year ended December 31, 2017, when compared to the same period in 2016, primarily due to an increase in interest incurred due to higher average outstanding borrowings and effective interest rates during 2017. Interest expense for corporate and other decreased $3 million for the year ended December 31, 2017, when compared to the same period in 2016, due to lower interest rates on outstanding borrowings.

Realized and unrealized gains (losses) on financial instruments, net. Realized and unrealized gains (losses) on financial instruments, net is primarily comprised of the change in the fair value of the variable postpaid forward.

Gain (loss) on dispositions, net. On June 30, 2017, TripCo sold BuySeasons. The sale resulted in an $18 million loss.

Other, net.  The primary components of other, net are income and interest earned on money market funds and marketable securities offset by net foreign exchange losses. Other, net income increased $4 million and $6 million for the years ended December 31, 2018 and 2017, respectively, when compared to the corresponding prior year periods, primarily due to transactions gains and losses at TripAdvisor as a result of the fluctuation of foreign exchanges rates.

Income taxes.    The Company had income tax expense of $57 million and income tax benefits of $229 million and $1 million for the years ended December 31, 2018, 2017, and 2016, respectively.

During 2018, the Company recognized additional tax expense related to the recognition of deferred tax liabilities for basis differences in the stock of a consolidated subsidiary and changes in unrecognized tax benefits. These expense items were partially offset by a net income tax benefit from earnings in foreign jurisdictions taxed at rates other than the 21% U.S. federal tax rate.

The Company recorded a discrete net tax benefit in the period ending December 31, 2017. This net benefit primarily consists of a net benefit for the corporate rate reduction, offset partially by a net tax expense related to a transition tax on the deemed repatriation of foreign earnings.

During 2016, the Company had income tax benefits from earnings in foreign jurisdictions taxed at rates other than the 35% U.S. federal tax rate, partially offset by changes in unrecognized tax benefits and changes in valuation allowance.

Net earnings (loss) attributable to Liberty TripAdvisor Holdings, Inc. shareholders.  We had net losses attributable to Liberty TripAdvisor Holdings, Inc. shareholders of $64 million, $397 million and net earnings of $21 million for the years ended December 31, 2018, 2017 and 2016, respectively. The changes in net earnings (loss) attributable to Liberty TripAdvisor Holdings, Inc. shareholders were the result of the above-described fluctuations in our revenue, expenses and other gains and losses. Losses attributable to the noncontrolling interests increased during the year ended December 31, 2017 as a result of the goodwill and trademark impairment losses.

Liquidity and Capital Resources

As of December 31, 2018, substantially all of our cash and cash equivalents consist of cash on hand in global financial institutions, money market funds and marketable securities, with maturities of 90 days or less at the date purchased.

The following are potential sources of liquidity: available cash balances, proceeds from asset sales, monetization of our investments, outstanding or anticipated debt facilities, debt and equity issuances, and dividend and interest receipts.

As of December 31, 2018, TripCo had a cash balance of $672 million. Approximately $655 million of the cash balance is held at TripAdvisor. Although TripCo has a 58% voting interest in TripAdvisor, TripAdvisor is a separate public company with a significant non-controlling interest, as TripCo has only a 22% economic interest in TripAdvisor. Even though TripCo controls TripAdvisor through its voting interest and board representation, decision making with respect to using TripAdvisor’s cash balances must consider TripAdvisor’s minority holders. Accordingly, any potential distributions of cash from TripAdvisor to TripCo would generally be on a pro rata basis based on economic ownership interests. Covenants in TripAdvisor’s debt instruments also restrict the payment of dividends and cash distributions to stockholders. See note 7 to the accompanying consolidated financial statements. As of December 31, 2018, approximately $237 million of TripCo cash is held by TripAdvisor foreign subsidiaries.

Cumulative undistributed earnings of foreign subsidiaries totaled approximately $651 million as of December 31, 2018. During the year ended December 31, 2018, TripAdvisor made a one-time repatriation of $325 million of foreign earnings to the United States primarily to repay its remaining outstanding debt under the 2015 Credit Facility. TripAdvisor intends to indefinitely reinvest the remaining foreign undistributed earnings. Should TripAdvisor distribute, or be treated under certain U.S. tax rules as having distributed, the earnings of foreign subsidiaries in the form of dividends or otherwise, TripAdvisor may be subject to U.S. income taxes or tax benefits. The amount of any unrecognized deferred income tax on this temporary difference is not material.

Historically, TripAdvisor’s operating cash flows have been sufficient to fund its working capital requirements, capital expenditures and long term debt obligations and other financial commitments and are expected to be sufficient in future periods.

	Years ended
	December 31,
	2018	2017	2016
	amounts in millions
Cash flow information
TripAdvisor cash provided (used) by operating activities	$405	238	321
Corporate and other cash provided (used) by operating activities	(5)	(19)	(20)
Net cash provided (used) by operating activities	$400	219	301

TripAdvisor cash provided (used) by investing activities	$(49)	6	(163)
Corporate and other cash provided (used) by investing activities	—	(7)	(1)
Net cash provided (used) by investing activities	$(49)	(1)	(164)

TripAdvisor cash provided (used) by financing activities	$(358)	(200)	(143)
Corporate and other cash provided (used) by financing activities	—	1	33
Net cash provided (used) by financing activities	$(358)	(199)	(110)

During the year ended December 31, 2018, TripCo’s primary use of cash was net debt repayments of $238 million. This use of cash was funded primarily with cash on hand, cash provided by operations and approximately $64 million in sales and maturities of short term investments and other marketable securities. During the year ended December 31, 2017, TripCo’s primary use of cash was approximately $250 million of share repurchases under TripAdvisor’s authorized share repurchase program, as well as $369 million in debt repayments, $63 million in purchases of short term investments and other marketable securities and $65 million of capital expenditures.  These uses of cash were funded primarily with cash provided by operations, proceeds from sales and maturities of short term investments and other marketable securities and borrowings of debt. During the year ended December 31, 2016, TripCo’s primary uses of cash were $439 million in debt repayments, $166 million in purchases of short term investments and other marketable securities, $105 million of subsidiary share repurchases and $73 million of capital expenditures.  These uses of cash were funded primarily with cash provided by operations, proceeds from sales and maturities of short term investments and other marketable securities and borrowings of debt.

The projected use of TripCo’s corporate cash will primarily be to pay fees (not expected to exceed $4 million annually) to Liberty Media for providing certain services pursuant to the services agreement and the facilities sharing agreement, and to pay any other corporate level expenses and may also include repayment of the margin loans (discussed below). We anticipate that TripCo’s corporate cash balance (without other financial resources potentially available as discussed above) to be sufficient to maintain operations through a refinancing arrangement on the margin loans and the variable postpaid forward. The debt service costs of two margin loan agreements (the “Margin Loan Agreements”) entered into by our bankruptcy remote wholly-owned subsidiary are paid in kind and become outstanding principal. In addition, debt service costs accrue on the variable postpaid forward borrowing described in note 7 to the accompanying consolidated financial statements. At maturity, the accreted loan amount due is approximately $272 million. At the maturity of the Margin Loan Agreements, in June 2019, a number of options are available to satisfy the obligation as discussed above in potential sources of liquidity.

TripAdvisor’s available cash and marketable securities, combined with expected cash flows generated by operating activities and available cash from its credit facilities are expected to be sufficient to fund TripAdvisor’s foreseeable working capital requirements, capital expenditures, existing business growth initiatives, debt obligations, lease commitments, and other financial commitments through at least the next twelve months. TripAdvisor’s future capital requirements may also include capital needs for acquisitions, share repurchases, and/or other expenditures in support of its business strategy, and may potentially reduce TripAdvisor’s cash balance and/or increase its debt.

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

	Payments due by period
		Less than			More than
	Total	1 year	1 - 3 years	3 - 5 years	5 years
	amounts in millions
Consolidated contractual obligations
Long-term debt, including current portion (1)	$494	222	272	—	—
Interest payments and commitment fees (2)(3)	$6	2	3	1	—
Lease obligations	$193	25	49	43	76
Total	$693	249	324	44	76

(1)	Amounts are stated at the face amount at maturity of our debt instruments. Amounts do not assume additional borrowings or refinancings of existing debt.
(2)

Amounts (i) are based on our outstanding debt at December 31, 2018, (ii) assume the interest rates on TripAdvisor’s variable rate debt remains constant at the December 31, 2018  rates, (iii) assume the interest rates on TripCo’s variable rate debt change based on forecasted LIBOR rates and (iv) assume that our existing debt is repaid at maturity.

(3)

Amounts reflect expected commitment fee payments based on the unused portion of the TripAdvisor Credit Facilities (as defined in note 7 in the accompanying consolidated financial statements), issued letters of credit, and current effective commitment fee rate as of December 31, 2018.

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

As of December 31, 2018, the intangible assets not subject to amortization for each of our significant reportable segments was as follows:

	Goodwill	Trademarks	Total
	amounts in millions
TripAdvisor	$2,443	1,266	3,709
Corporate and other	—	—	—
	$2,443	1,266	3,709

We perform our annual assessment of the recoverability of our goodwill and other non-amortizable intangible assets during the fourth quarter, or more frequently, if events and circumstances indicate impairment may have occurred. The accounting guidance permits entities to first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the quantitative goodwill impairment test. The accounting guidance also allows entities the option to bypass the qualitative assessment for any reporting unit in any period and proceed directly to the quantitative impairment test. The entity may resume performing the qualitative assessment in any subsequent period. In evaluating goodwill on a qualitative basis, the Company reviews the business performance of each reporting unit and evaluates other relevant factors as identified in the relevant accounting guidance to determine whether it is more likely than not that an indicated impairment exists for any of our reporting units. The Company considers whether there are any negative macroeconomic conditions, industry specific conditions, market changes, increased competition, increased costs in doing business, management challenges, the legal environments and how these factors might impact company specific performance in future periods. As part of the analysis, the Company also considers fair value determinations for certain reporting units that have been made at various points throughout the current and prior year for other purposes. If, based on the qualitative analysis, it is more likely than not that an impairment exists, the Company performs the quantitative impairment test.

During the fourth quarter of 2018, we performed a qualitative assessment for each reporting unit and concluded it was not more likely than not that an impairment existed. During the fourth quarter of 2017, we elected to bypass a qualitative assessment and proceed directly to performing a quantitative impairment test for our non-amortizable intangible assets and our hotel and non-hotel reporting units. The fair value of the non-amortizable intangible assets, which consist of indefinite-lived trademarks, was determined using the relief from royalty method. The fair values of the reporting units were determined using a combination of the income approach and the market approach. Due to certain marketplace factors impacting TripAdvisor’s operating results, which led to a decline in TripAdvisor’s stock price, impairments of $527 million and $1,271 million were recorded during the year ended December 31, 2017 related to trademarks and goodwill, respectively, related to the hotel reporting unit. There were no impairments during the year ended December 31, 2016.

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

Results of Operations—TripAdvisor

Our economic ownership interest in TripAdvisor is 22% and our results include the consolidated results of TripAdvisor and the elimination of approximately 78% of TripAdvisor’s net income (loss), including purchase accounting adjustments, through the noncontrolling interest line item in the consolidated statements of operations. TripAdvisor is a separate publicly traded company and additional information about TripAdvisor can be obtained through its website and its public filings. We believe a discussion of TripAdvisor’s results promotes a better understanding of overall results of their business. The results presented for TripAdvisor below include the impacts of acquisition accounting adjustments in the current and prior periods.

	Years ended
	December 31,
	2018	2017	2016
	amounts in millions
Revenue
Hotel	$1,157	1,196	1,190
Non-Hotel	458	360	290
Total revenue	1,615	1,556	1,480
Operating expense, excluding stock-based compensation	309	275	274
SG&A, excluding stock-based compensation and legal settlement	884	950	854
Adjusted OIBDA	422	331	352
Legal settlement	5	—	—
Stock based compensation	118	96	85
Depreciation and amortization	161	212	220
Impairment of intangible assets	—	1,798	—
Operating income (loss)	$138	(1,775)	47

Revenue

TripAdvisor’s Hotel revenue decreased $39 million and increased $6 million during the years ended December 31, 2018 and 2017, respectively, as compared to the corresponding prior year periods. The changes in Hotel revenue are detailed as follows:

	Years ended
	December 31,
	2018	2017	2016
	amounts in millions

TripAdvisor-branded click-based and transaction	$722	756	750
TripAdvisor-branded display-based advertising and subscription	308	292	282
Other hotel revenue	127	148	158
Total Hotel revenue	$1,157	1,196	1,190

TripAdvisor-branded click-based and transaction revenue includes cost-per-click (“CPC”) based advertising revenue from its TripAdvisor-branded websites as well as transaction-based revenue from its hotel instant booking feature. For the years ended December 31, 2018, 2017 and 2016, 62%, 63% and 63%, respectively, of TripAdvisor’s Hotel revenue was derived from its TripAdvisor-branded click-based and transaction revenue.

TripAdvisor-branded click-based and transaction revenue decreased $34 million during the year ended December 31, 2018, when compared to the same period in 2017, primarily due to a decrease in revenue per hotel shopper of 2% and a decrease in average monthly unique hotel shoppers of 4% during the year ended December 31, 2018, according to TripAdvisor’s internal log files. TripAdvisor believes the decrease in revenue was primarily driven by travel partners bidding to lower CPCs in its click-based metasearch auction during the second half of 2017, which created difficult year-over-year growth comparisons during the first half of 2018, as well as a greater percentage of hotel shoppers visiting TripAdvisor-branded websites and apps on mobile phones, which was partially offset by TripAdvisor’s success in product improvements and increasing traffic quality.

TripAdvisor-branded click-based and transaction revenue increased $6 million during the year ended December 31, 2017, when compared to the same period in 2016, primarily due to an increase in average monthly unique hotel shoppers of 10%, which was largely offset by a decrease of 9% in revenue per hotel shopper during the year ended December 31, 2017, according to TripAdvisor’s internal log files. TripAdvisor believes the primary drivers of decreases in revenue per hotel shopper were partners bidding to lower CPCs in TripAdvisor’s click-based metasearch auction during the second half of the year, and the general trend of a greater percentage of hotel shoppers visiting TripAdvisor-branded websites and apps on mobile phones. TripAdvisor believes the increases in aggregate average monthly unique hotel shoppers was primarily due to the general trend of an increasing number of hotel shoppers visiting TripAdvisor websites on mobile phones, as well as growth in its paid online marketing channels.

For the years ended December 31, 2018, 2017 and 2016, 27%, 24% and 24%, respectively, of TripAdvisor’s Hotel revenue was derived from TripAdvisor-branded display-based advertising and subscription revenue, which primarily consists of revenue from display-based advertising and subscription-based hotel advertising revenue. TripAdvisor-branded display-based advertising and subscription revenue increased by $16 million or 5%, during the year ended December 31, 2018, when compared to the same period in 2017, primarily attributable to revenue from TripAdvisor’s new media ad product during 2018, which enables hotels to enhance their visibility on TripAdvisor hotel pages. The increase was partially offset by the general trend of an increasing percentage of TripAdvisor’s traffic visiting its websites on mobile phones, which yields smaller impression opportunities due to the smaller screen size. TripAdvisor-branded display-based advertising and subscription revenue increased by $10 million or 4% during the year ended December 31, 2017, when compared to the same period in 2016. The increase in display-based advertising revenue in 2017 was primarily due to an increase in impressions sold, as well as an increase in pricing, partially offset by the general trend of an increasing percentage of TripAdvisor’s traffic visiting TripAdvisor websites on mobile phones, in addition to hotel industry consolidation.

Other hotel revenue primarily includes revenue from non-TripAdvisor branded websites, such as bookingbuddy.com, cruisecritic.com, onetime.com, and smartertravel.com, primarily through click-based advertising and display-based advertising.  Other hotel revenue decreased by $21 million and $10 million during the years ended December 31, 2018 and 2017, respectively, when compared to the same periods in 2017 and 2016, primarily due to increased marketing efficiency from paid online marketing channels, and in 2018, increased with the elimination of some marginal and unprofitable revenue within these offerings, in addition to the realignment of certain capital resources within the Hotel businesses. These steps have resulted in increased profitability within the Hotel businesses; however, these changes have had an adverse impact to TripAdvisor’s other Hotel revenue performance in 2018 and 2017.

For the years ended December 31, 2018, 2017 and 2016, TripAdvisor’s Non-Hotel revenue accounted for 28%, 23% and 20%, respectively, of TripAdvisor’s total consolidated revenue. TripAdvisor’s Non-Hotel revenue increased by $98 million or 27% and $70 million or 24%, for the years ended December 31, 2018 and 2017, respectively, when compared to the same periods in 2017 and 2016, respectively, driven by Experiences and Restaurants, as TripAdvisor continues its investment in product, bookable supply and marketing.

Experiences continued to generate strong revenue due to increased growth in bookings, which was primarily driven by an increased and greater selection of bookable supply, and growth in demand from bookings sourced by TripAdvisor. Another contributing factor was the key feature improvements made to the shopping experience, which improvements are ongoing. In addition, TripAdvisor launched a new supplier platform during the fourth quarter of 2018, which increased the efficiency with which suppliers can participate and market their bookable experiences, thereby offering consumers a greater selection of travel activities and experiences. Continued strong revenue growth in Restaurants was primarily due to seated diner growth, mobile bookings growth, user experience improvements, and increased bookable supply of restaurant listings as well as increased revenue from TripAdvisor websites. Rentals’ revenue decreased during the year ended December 31, 2018, when compared to the same period in 2017, primarily due to increasing competition in the alternative accommodations marketplace and the strategic re-allocation of resources within the Non-Hotel businesses to support growth in Experiences and Restaurants, and to a lesser extent, the continued migration of TripAdvisor’s subscription model to its free-to-list model. Revenue in TripAdvisor’s Rentals business decreased slightly during the year ended December 31, 2017, when compared to the same period in 2016, primarily due to the continued migration of TripAdvisor’s subscription model to its free-to-list model, in addition to a slower growth rate in its free-to-list revenue than 2016.

Operating Expense

The most significant drivers of operating expense are technology and content costs, which increased by $21 million during the year ended December 31, 2018 when compared to the same period in 2017, primarily due to increased personnel and overhead costs, primarily as a result of an increase to headcount to support the business growth in TripAdvisor’s Non-Hotel businesses, as well as an increase in software and other professional licensing costs. Technology and content costs were flat during the year ended December 31, 2017 when compared to the same period in 2016, primarily due to a decrease in content translation costs, offset by increased personnel and overhead costs to support TripAdvisor’s mobile phone and website initiatives, as well as to support business growth.

Selling and Marketing

Selling and marketing expenses primarily consist of direct costs, including traffic generation costs from search engine marketing, or “SEM”, and other online traffic acquisition costs, syndication costs and affiliate program commissions, social media costs, brand advertising, television and other offline advertising, promotions and public relations. In addition, indirect sales and marketing expense consists of personnel and overhead expenses, including salaries, commissions, benefits, bonuses for sales, sales support, customer support and marketing employees.

Total selling and marketing costs decreased $71 million during the year ended December 31, 2018 when compared to the same period in 2017, primarily due to decreased SEM and online traffic acquisition costs in TripAdvisor’s Hotel businesses, partially offset by an increase in its Hotel television advertising campaign spend of $40 million during the year ended December 31, 2018, and by an increase in online and offline advertising costs in its Non-Hotel businesses  during the year ended December 31, 2018, when compared to the same period in 2017, as well as increased personnel and overhead costs due to an increase in headcount to support business growth.

Total selling and marketing costs increased $92 million during the year ended December 31, 2017 when compared to the same period in 2016, primarily due to costs incurred related to the launch of a new television campaign in June of 2017, as well as an increase in SEM and other online traffic acquisition costs in TripAdvisor’s Hotel businesses, during the first half of 2017, partially offset by a decrease in other advertising costs. TripAdvisor spent $74 million on its television advertising campaign during the year ended December 31, 2017 attributable to its Hotel businesses, which it did not incur during the year ended December 31, 2016.

General and Administrative

General and administrative expense consists primarily of personnel and related overhead costs, including leadership, finance, legal and human resource functions and stock-based compensation as well as professional service fees and other fees including audit, legal, tax and accounting, and other costs including bad debt expense and non-income taxes, such as sales, use and other non-income related taxes.

General and administrative expenses increased $10 million during the year ended December 31, 2018, when compared to the same period in 2017, primarily due to increased professional service fees and, to a lesser extent, increased bad debt expense.

General and administrative expenses increased $4 million during the year ended December 31, 2017, when compared to the same period in 2016, primarily due to increased personnel and overhead costs and bad debt expense, offset by decreased personal services fees, consulting costs and non-income taxes.

Stock-based compensation

Stock-based compensation increased $22 million and $11 million for the years ended December 31, 2018 and 2017, respectively, when compared to the same period in the prior year due to continued grants of stock options.

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

We are exposed to changes in interest rates primarily as a result of our borrowing and investment activities, which include investments in fixed and floating rate debt instruments and borrowings used to maintain liquidity and to fund business operations. The nature and amount of our long-term and short-term debt are expected to vary as a result of future requirements, market conditions and other factors. We expect to manage our exposure to interest rates by maintaining what we believe is an appropriate mix of fixed and variable rate debt. We believe this best protects us from interest rate risk. We expect to achieve this mix by (i) issuing fixed rate debt that we believe has a low stated interest rate and significant term to maturity, (ii) issuing variable rate debt with appropriate maturities and interest rates and (iii) entering into interest rate swap arrangements when we deem appropriate.  As of December 31, 2018, our debt is comprised of the following amounts:

	Variable rate debt		Fixed rate debt
	Principal	Weighted avg	Principal	Weighted avg
	amount	interest rate	Amount	interest rate
amounts in millions
TripCo debt	$220	4.8%	267	1.3%

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

Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A.  Controls and Procedures.

In accordance with Exchange Act Rules 13a-15 and 15d-15, the Company carried out an evaluation, under the supervision and with the participation of management, including its chief executive officer and its principal accounting and financial officer (the "Executives"), of the effectiveness of its disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, the Executives concluded that the Company's disclosure controls and procedures were effective as of December 31, 2018 to provide reasonable assurance that information required to be disclosed in its reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms.

See page II-18 for Management’s Report on Internal Control Over Financial Reporting.

See page II-19 for Report of Independent Registered Public Accounting Firm for their attestation regarding our internal control over financial reporting.

There has been no change in the Company's internal control over financial reporting that occurred during the three months ended December 31, 2018 that has materially affected, or is reasonably likely to materially affect, its internal control over financial reporting.

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

The Company's management assessed the effectiveness of internal control over financial reporting as of December 31, 2018, using the criteria in Internal Control-Integrated Framework (2013), issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation the Company's management believes that, as of December 31, 2018, its internal control over financial reporting is effective.

The Company's independent registered public accounting firm that audited the consolidated financial statements and disclosures in the Annual Report on Form 10-K has issued an audit report on the effectiveness of the Company's internal control over financial reporting. This report appears on page II-19 of this Annual Report on Form 10-K.

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors

Liberty TripAdvisor Holdings, Inc.:

Opinion on Internal Control Over Financial Reporting

We have audited Liberty TripAdvisor Holdings, Inc. and subsidiaries’ (the Company) internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2018 and 2017, the related consolidated statements of operations, comprehensive earnings (loss), cash flows and equity for each of the years in the three-year period ended December 31, 2018, and the related notes (collectively, the consolidated financial statements), and our report dated February 22, 2019 expressed an unqualified opinion on those consolidated financial statements.

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
February 22, 2019

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors

Liberty TripAdvisor Holdings, Inc.:

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Liberty TripAdvisor Holdings, Inc. and subsidiaries (the Company) as of December 31, 2018 and 2017, the related consolidated statements of operations, comprehensive earnings (loss), cash flows and equity for each of the years in the three‑year period ended December 31, 2018, and the related notes (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2018 and 2017, and the results of its operations and its cash flows for each of the years in the three‑year period ended December 31, 2018, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated February 22, 2019 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

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

Denver, Colorado
February 22, 2019

LIBERTY TRIPADVISOR HOLDINGS, INC.

Consolidated Balance Sheets

December 31, 2018 and 2017

	2018	2017
	amounts in millions
Assets
Current assets:
Cash and cash equivalents	$672	695
Accounts receivable and contract assets, net of allowance for doubtful accounts of $21 million and $16 million, respectively	212	230
Other current assets	48	120
Total current assets	932	1,045
Property and equipment, at cost	234	226
Accumulated depreciation	(80)	(61)
	154	165
Intangible assets not subject to amortization (note 6):
Goodwill	2,443	2,445
Trademarks	1,266	1,272
	3,709	3,717
Intangible assets subject to amortization, net (note 6)	311	382
Other assets, at cost, net of accumulated amortization	118	175
Total assets	$5,224	5,484

(continued)

See accompanying notes to consolidated financial statements.

LIBERTY TRIPADVISOR HOLDINGS, INC.

Consolidated Balance Sheets (Continued)

December 31, 2018 and 2017

	2018	2017
	amounts in millions
Liabilities and Equity
Current liabilities:
Deferred merchant and other payables	$179	164
Accrued liabilities	144	135
Current portion of debt (note 7)	220	7
Deferred revenue	63	60
Other current liabilities	7	6
Total current liabilities	613	372
Long-term debt (note 7)	267	704
Deferred income tax liabilities (note 8)	325	332
Other liabilities	283	323
Total liabilities	1,488	1,731
Equity
Preferred stock, $.01 par value. Authorized 50,000,000 shares; no shares issued.	—	—
Series A common stock, $.01 par value. Authorized 200,000,000 shares; issued and outstanding 72,146,903 at December 31, 2018 and 72,127,285 at December 31, 2017.	1	1
Series B common stock, $.01 par value. Authorized 7,500,000 shares; issued and outstanding 2,929,777 at December 31, 2018 and 2017.	—	—
Series C common stock, $.01 par value. Authorized 200,000,000 shares; no shares issued.	—	—
Additional paid-in capital	231	250
Accumulated other comprehensive earnings (loss), net of taxes	(29)	(23)
Retained earnings	133	196
Total stockholders' equity	336	424
Noncontrolling interests in equity of subsidiaries	3,400	3,329
Total equity	3,736	3,753
Commitments and contingencies (note 12)
Total liabilities and equity	$5,224	5,484

See accompanying notes to consolidated financial statements.

LIBERTY TRIPADVISOR HOLDINGS, INC.

Consolidated Statements of Operations

Years ended December 31, 2018, 2017 and 2016

	2018	2017	2016
	amounts in millions, except
	per share amounts
Service revenue	$1,615	1,556	1,480
Other revenue	—	13	52
Total revenue, net	1,615	1,569	1,532
Operating costs and expenses:
Operating expense, including stock-based compensation (note 2 and 9)	361	329	369
Selling, general and administrative, including stock-based compensation (note 2 and 9)	966	1,021	918
Depreciation and amortization	160	213	222
Impairment of intangible assets (note 6)	—	1,798	—
	1,487	3,361	1,509
Operating income	128	(1,792)	23
Other income (expense):
Interest expense	(26)	(25)	(25)
Realized and unrealized gains (losses) on financial instruments, net	(59)	24	53
Gain (loss) on dispositions, net (note 1)	—	(18)	—
Other, net	5	1	(5)
	(80)	(18)	23
Earnings (loss) before income taxes	48	(1,810)	46
Income tax (expense) benefit (note 8)	(57)	229	1
Net earnings (loss)	(9)	(1,581)	47
Less net earnings (loss) attributable to the noncontrolling interests	55	(1,184)	26
Net earnings (loss) attributable to Liberty TripAdvisor Holdings, Inc. shareholders	$(64)	(397)	21

Basic net earnings (loss) attributable to Series A and Series B Liberty TripAdvisor Holdings, Inc. shareholders per common share (note 2):	$(0.86)	(5.29)	0.28
Diluted net earnings (loss) attributable to Series A and Series B Liberty TripAdvisor Holdings, Inc. shareholders per common share (note 2):	$(0.86)	(5.29)	0.28

See accompanying notes to consolidated financial statements.

LIBERTY TRIPADVISOR HOLDINGS, INC.

Consolidated Statements of Comprehensive Earnings (Loss)

Years ended December 31, 2018, 2017 and 2016

	2018	2017	2016
	amounts in millions
Net earnings (loss)	$(9)	(1,581)	47
Other comprehensive earnings (loss), net of taxes:
Foreign currency translation adjustments	(28)	59	(52)
Other comprehensive earnings (loss)	(28)	59	(52)
Comprehensive earnings (loss)	(37)	(1,522)	(5)
Less comprehensive earnings (loss) attributable to the noncontrolling interests	33	(1,138)	(15)
Comprehensive earnings (loss) attributable to Liberty TripAdvisor Holdings, Inc. shareholders	$(70)	(384)	10

See accompanying notes to consolidated financial statements.

LIBERTY TRIPADVISOR HOLDINGS, INC.

Consolidated Statements of Cash Flows

Years ended December 31, 2018, 2017 and 2016

	2018	2017	2016
	amounts in millions
Cash flows from operating activities:
Net earnings (loss)	$(9)	(1,581)	47
Adjustments to reconcile net earnings (loss) to net cash provided by operating activities:
Depreciation and amortization	160	213	222
Stock-based compensation	123	103	91
(Gains) losses on dispositions, net (note 4)	—	18	—
Impairment of intangible assets (note 6)	—	1,798	—
Realized and unrealized (gains) losses on financial instruments, net	59	(24)	(53)
Deferred income tax expense (benefit)	(8)	(329)	(52)
Non-cash interest	15	11	13
Other noncash charges (credits), net	(5)	(4)	(12)
Changes in operating assets and liabilities
Current and other assets	38	(71)	(24)
Payables and other liabilities	27	85	69
Net cash provided (used) by operating activities	400	219	301
Cash flows from investing activities:
Capital expended for property and equipment, including internal-use software and website development	(61)	(65)	(73)
Acquisitions and other investments, net of cash acquired (note 3)	(24)	—	(43)
Purchases of short term investments and other marketable securities	(16)	(63)	(166)
Sales and maturities of short term investments and other marketable securities	64	133	116
Other investing activities, net	(12)	(6)	2
Net cash provided (used) by investing activities	(49)	(1)	(164)
Cash flows from financing activities:
Borrowings of debt	7	435	440
Repayments of debt	(245)	(369)	(439)
Shares repurchased by subsidiary	(100)	(250)	(105)
Payment of withholding taxes on net share settlements of equity awards	(26)	(17)	(15)
Shares issued by subsidiary	6	3	7
Option exercises	—	1	2
Other financing activities, net	—	(2)	—
Net cash provided (used) by financing activities	(358)	(199)	(110)
Effect of foreign currency exchange rates on cash, cash equivalents and restricted cash	(16)	17	(17)
Net increase (decrease) in cash, cash equivalents and restricted cash	(23)	36	10
Cash, cash equivalents and restricted cash at beginning of period	695	659	649
Cash, cash equivalents and restricted cash at end of period	$672	695	659

See accompanying notes to consolidated financial statements.

LIBERTY TRIPADVISOR HOLDINGS, INC.

Consolidated Statements of Equity

Years ended December 31, 2018, 2017 and 2016

	Stockholders’ equity
						Accumulated		Noncontrolling
					Additional	other		interest in
	Preferred				paid-in	comprehensive	Retained	equity of	Total
	stock	Series A	Series B	Series C	capital	earnings (loss)	earnings	subsidiaries	equity
	amounts in millions
Balance at December 31, 2015	—	1	—	—	260	(25)	572	4,628	5,436
Net earnings (loss)	—	—	—	—	—	—	21	26	47
Other comprehensive earnings (loss)	—	—	—	—	—	(11)	—	(41)	(52)
Stock-based compensation	—	—	—	—	26	—	—	77	103
Issuance of common stock upon exercise of stock options	—	—	—	—	2	—	—	—	2
Withholding taxes on net share settlements of stock-based compensation	—	—	—	—	(15)	—	—	—	(15)
Shares issued by subsidiary	—	—	—	—	(6)	—	—	13	7
Shares repurchased by subsidiary	—	—	—	—	(23)	—	—	(82)	(105)
Other, net	—	—	—	—	1	—	—	—	1
Balance at December 31, 2016	—	1	—	—	245	(36)	593	4,621	5,424
Net earnings (loss)	—	—	—	—	—	—	(397)	(1,184)	(1,581)
Other comprehensive earnings (loss)	—	—	—	—	—	13	—	46	59
Stock-based compensation	—	—	—	—	30	—	—	85	115
Issuance of common stock upon exercise of stock options	—	—	—	—	1	—	—	—	1
Withholding taxes on net share settlements of stock-based compensation	—	—	—	—	(17)	—	—	—	(17)
Shares issued by subsidiary	—	—	—	—	(7)	—	—	10	3
Shares repurchased by subsidiary	—	—	—	—	(2)	—	—	(248)	(250)
Other, net	—	—	—	—	—	—	—	(1)	(1)
Balance at December 31, 2017	$—	1	—	—	250	(23)	196	3,329	3,753
Net earnings (loss)	—	—	—	—	—	—	(64)	55	(9)
Other comprehensive earnings (loss)	—	—	—	—	—	(6)	—	(22)	(28)
Stock-based compensation	—	—	—	—	35	—	—	101	136
Withholding taxes on net share settlements of stock-based compensation	—	—	—	—	(26)	—	—	—	(26)
Shares issued by subsidiary	—	—	—	—	(8)	—	—	14	6
Shares repurchased by subsidiary	—	—	—	—	(20)	—	—	(80)	(100)
Cumulative effect of accounting change (note 2)	—	—	—	—	—	—	1	3	4
Balance at December 31, 2018	—	1	—	—	231	(29)	133	3,400	3,736

See accompanying notes to consolidated financial statements.

LIBERTY TRIPADVISOR HOLDINGS, INC.

Notes to Consolidated Financial Statements

December 31, 2018, 2017 and 2016

(1)  Basis of Presentation

During October 2013, the Board of Directors of Liberty Interactive Corporation and its subsidiaries (“Liberty”) (subsequently renamed Qurate Retail, Inc. (“Qurate Retail”)) authorized a plan to distribute to the stockholders of Liberty’s Liberty Ventures common stock shares of a wholly-owned subsidiary, Liberty TripAdvisor Holdings, Inc. (“TripCo” or the “Company”) (the “TripCo Spin-Off”). TripCo does not have any operations outside of its controlling interest in its subsidiary TripAdvisor, Inc. (“TripAdvisor”) and its former wholly owned subsidiary, BuySeasons, Inc. (“BuySeasons”). TripCo sold its ownership in BuySeasons effective June 30, 2017. BuySeasons included the retail businesses of BuyCostumes.com and Celebrate Express (“BuySeasons”), and both TripAdvisor and BuySeasons operated as stand-alone operating entities. Both TripAdvisor and historically, BuySeasons, have more revenue in the third quarter, based on a higher travel research period and the Halloween period, respectively, as compared to the other quarters of the year.

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

Description of Business

TripAdvisor is an online travel company and its mission is to help people around the world to plan, book and experience the perfect trip. TripAdvisor seeks to achieve its mission by providing consumers and travel partners a global platform with  rich consumer-generated content, price comparison tools and online reservation and related services for destinations, travel activities and experiences, and restaurants.

TripAdvisor, by and through its subsidiaries, owns and operates a portfolio of leading online travel brands. Its flagship brand, TripAdvisor, is the world’s largest travel site based on average monthly unique visitors.  TripAdvisor-branded websites include www.tripadvisor.com in the United States and localized versions of the website in 48 markets and 28 languages worldwide. TripAdvisor also enables consumers to compare prices and/or book a number of these travel experiences on either a TripAdvisor website or mobile application (“app”), or on the website or mobile app of one of its travel partners. In addition to the flagship TripAdvisor brand, TripAdvisor manages and operates other travel media brands, connected by the common goal of providing consumers the most comprehensive travel-planning and trip-taking resources in the travel industry. TripAdvisor derives the majority of its revenue from its Hotel businesses, which includes TripAdvisor-branded click-based and transaction revenue, TripAdvisor-branded display-based advertising and subscription revenue and other hotel revenue. The remainder of TripAdvisor’s revenue is generated through its Non-Hotel businesses, which includes its experiences, restaurants and rental businesses.

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

LIBERTY TRIPADVISOR HOLDINGS, INC.

Notes to Consolidated Financial Statements (Continued)

December 31, 2018, 2017 and 2016

Spin-Off of TripCo from Qurate Retail

The TripCo Spin-Off was completed on August 27, 2014 and effected as a pro-rata dividend of shares of TripCo to the stockholders of Series A and Series B Liberty Ventures common stock of Liberty. The tax-free TripCo Spin-Off was accounted for at historical cost due to the pro rata nature of the distribution to shareholders of Liberty Ventures common stock.

Following the TripCo Spin-Off,  Qurate Retail and TripCo operate as separate, publicly traded companies, and neither has any stock ownership, beneficial or otherwise, in the other. In connection with the TripCo Spin-Off, TripCo entered into certain agreements, including the reorganization agreement, the services agreement, the facilities sharing agreement and the tax sharing agreement, with Qurate Retail and/or Liberty Media Corporation (“Liberty Media”) (or certain of their subsidiaries) in order to govern certain of the ongoing relationships between the companies after the TripCo Spin-Off and to provide for an orderly transition.

The reorganization agreement provides for, among other things, the principal corporate transactions (including the internal restructuring) required to effect the TripCo Spin-Off, certain conditions to the TripCo Spin-Off and provisions governing the relationship between TripCo and Qurate Retail with respect to and resulting from the TripCo Spin-Off.

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

(2)  Summary of Significant Accounting Policies

Cash and Cash Equivalents

Cash equivalents consist of highly liquid investments, including money market funds and marketable debt securities, with maturities of three months or less at the time of acquisition.

Accounts Receivable and Allowance for Doubtful Accounts

Accounts receivable are recognized when the right to consideration becomes unconditional and are recorded net of an allowance for doubtful accounts. Such allowance aggregated $21 million and $16 million at December 31, 2018 and 2017, respectively. Our customer invoices are generally due 30 days from the time of invoicing. For accounts outstanding longer than the contractual payment terms, the Company determines an allowance by considering a number of factors, including the length of time trade accounts receivable are past due, previous loss history, a specific customer’s ability to pay its obligations to us, and the condition of the general economy and industry as a whole.

LIBERTY TRIPADVISOR HOLDINGS, INC.

Notes to Consolidated Financial Statements (Continued)

December 31, 2018, 2017 and 2016

Investments

All marketable debt and equity securities held by the Company are carried at fair value, generally based on quoted market prices. Fair values are determined for each individual security in the investment portfolio. Unrealized gains and losses, net of taxes, arising from changes in fair value are reported in accumulated other comprehensive income (loss) as a component of equity.

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

LIBERTY TRIPADVISOR HOLDINGS, INC.

Notes to Consolidated Financial Statements (Continued)

December 31, 2018, 2017 and 2016

Property and Equipment

Property and equipment consists of the following (amounts in millions):

	December 31,
	2018	2017
Buildings	$123	122
Leasehold improvements	41	39
Computer equipment and purchased software	52	46
Furniture, office equipment and other	18	19
Total property and equipment	$234	226

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

December 31, 2018, 2017 and 2016

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

In evaluating goodwill on a qualitative basis, the Company reviews the business performance of each reporting unit and evaluates other relevant factors as identified in the relevant accounting guidance to determine whether it was more likely than not that an indicated impairment exists for any of our reporting units. The Company considers whether there are any negative macroeconomic conditions, industry specific conditions, market changes, increased competition, increased costs in doing business, management challenges, the legal environments and how these factors might impact company specific performance in future periods. As part of the analysis, the Company also considers fair value determinations for certain reporting units that have been made at various points throughout the current year and prior year for other purposes. If, based on the qualitative analysis, it is more likely than not that an impairment exists, the Company performs the quantitative impairment test.

The quantitative goodwill impairment test compares the estimated fair value of a reporting unit to its carrying value. Developing estimates of fair value requires significant judgments, including making assumptions about appropriate discount rates, perpetual growth rates, relevant comparable market multiples, public trading prices and the amount and timing of expected future cash flows. The cash flows employed in TripCo's valuation analyses, where applicable, are based on management's best estimates considering current marketplace factors and risks as well as assumptions of growth rates in future years. There can be no assurance that actual results will approximate these forecasts.

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

December 31, 2018, 2017 and 2016

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

Accordingly, we have recorded foreign currency exchange losses of $6 million, gains of $1 million and losses of $4 million for the years ended December 31, 2018, 2017 and 2016, respectively, in other, net on our consolidated statements of operations. These amounts include gains and losses, realized and unrealized, on foreign currency forward exchange contracts.

Revenue Recognition

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

LIBERTY TRIPADVISOR HOLDINGS, INC.

Notes to Consolidated Financial Statements (Continued)

December 31, 2018, 2017 and 2016

presented under the new revenue guidance, while prior period amounts are not adjusted and continue to be reported in accordance with the previous accounting policies under the historical revenue guidance, or ASC 605, Revenue Recognition.

As a result of the adoption of ASC 606, certain revenue streams, such as hotel instant booking revenue, recorded under the consumption model, which was previously recorded upon completion of the traveler stay, is now recognized upon booking. The amount of the recognized transaction price for the commission is recorded as revenue, net of the impact of estimated cancellations. TripAdvisor also recorded an adjustment to capitalize certain costs to obtain contracts for existing arrangements as of the implementation date. TripAdvisor expects the adoption of this new revenue standard will not have a material impact, either on an annual or quarterly basis, to its consolidated financial statements on an ongoing basis. Its systems and internal controls were not significantly impacted as a result of the accounting changes and TripAdvisor has made the necessary changes to its accounting policies and internal processes to support the new revenue recognition standard, including the related disclosures.

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
(4)	Allocation of the transaction price to the performance obligations in the contract
(5)	Recognition of revenue when, or as, TripAdvisor satisfies a performance obligation

At contract inception, TripAdvisor assesses the services promised in its contracts with customers and identifies a performance obligation for each promise to transfer to the customer a service (or bundle of services) that is distinct. To identify the performance obligations, TripAdvisor considers all of the services promised in the contract regardless of whether they are explicitly stated or are implied by customary business practices. TripAdvisor has provided qualitative information about its performance obligations for its principal revenue streams discussed below. There was no significant revenue recognized in the year ended December 31, 2018 related to performance obligations satisfied in prior periods. TripAdvisor has applied a practical expedient and does not disclose the value of unsatisfied performance obligations that have an original expected duration of less than one year, and TripAdvisor does not have any material unsatisfied performance obligations over one year. The value related to TripAdvisor’s remaining or partially satisfied performance obligations relates to subscription services that are satisfied over time or services that are recognized at a point in time, but not yet achieved.  The timing of services, invoicing and payments are discussed in more detail below and do not include a significant financing component. TripAdvisor’s customer invoices are generally due 30 days from the time of invoicing.

TripAdvisor recognizes an asset for the incremental costs of obtaining a contract with a customer if it expects the benefit of those costs to be longer than one year. Although the substantial majority of its contract costs have an amortization period of less than one year, TripAdvisor has determined contract costs arising from certain sales incentives have an

LIBERTY TRIPADVISOR HOLDINGS, INC.

Notes to Consolidated Financial Statements (Continued)

December 31, 2018, 2017 and 2016

amortization period in excess of one year given the high likelihood of contract renewal. Sales incentives are not paid upon renewal of these contracts and therefore are not commensurate with the initial sales incentive costs. Total capitalized costs to obtain a contract were approximately $2 million as of December 31, 2018. These contract costs are amortized on a straight-line basis over the estimated customer life, which is based on historical customer retention rates. Amortization expense recorded to selling, general and administrative expense during year ended December 31, 2018 was not material. TripAdvisor assesses such assets for impairment when events or circumstances indicate that the carrying amount may not be recoverable.

The recognition of revenue may require the application of judgment related to the determination of the performance obligations, the timing of when the performance obligations are satisfied and other areas. The determination of TripAdvisor’s performance obligations does not require significant judgment given that it generally does not provide multiple services to a customer in a transaction, and the point in which control is transferred to the customer is readily determinable. In instances where TripAdvisor recognizes revenue over time, it generally has either a subscription service that is recognized over time on a straight-line basis using the time-elapsed output method, or based on other output measures that provide a faithful depiction of the transfer of TripAdvisor’s services. When an estimate for cancellations is included in the transaction price, the estimate is based on historical cancellation rates. There have been no significant adjustments to TripAdvisor’s cancellation estimates and the cancellation estimates are not material. Taxes assessed by a government authority that are both imposed on and concurrent with a specific revenue–producing transaction, that are collected by TripAdvisor from a customer, are reported on a net basis, or in other words, excluded from revenue on its consolidated financial statements, which is consistent with prior periods. The application of TripAdvisor’s revenue recognition policies and a description of the principal activities from which it generates revenue, are presented below.

Hotels

TripAdvisor-branded Click-based Advertising and Transaction Revenue. TripAdvisor’s largest source of Hotel revenue is generated from click-based advertising on TripAdvisor-branded websites, which is primarily comprised of contextually-relevant booking links to its travel partners’ sites. TripAdvisor’s click-based travel partners are predominantly online travel agencies, or “OTAs”, and direct suppliers in the hotel category. Click-based advertising is generally priced on a cost-per-click, or “CPC,” basis, with payments from travel partners determined by the number of travelers who click on a link multiplied by the CPC rate for each specific click. CPC rates that travel partners pay are determined in a dynamic, competitive auction process, also known as TripAdvisor’s metasearch auction. TripAdvisor records click-based advertising revenue as the click occurs and traveler leads are sent to the travel partner websites as the performance obligation is fulfilled at that time. Click-based revenue is generally billed to travel partners on a monthly basis consistent with the timing of the service.

Transaction revenue is generated from TripAdvisor’s hotel instant booking feature, which enables hotel shoppers to book directly with a travel partner, with the latter serving as the merchant of record for the transaction, without leaving TripAdvisor’s website. TripAdvisor earns a commission from its travel partners for each consumer that completes a hotel reservation on TripAdvisor’s website; based on a pre-determined commission rate. TripAdvisor’s hotel instant booking revenue includes (i) arrangements where commissions are billable on all instant booking hotel reservations; and (ii) arrangements where the commission is billable only upon the completion of the traveler’s stay resulting from the reservation. The travel partner provides the service to the traveler and TripAdvisor acts as an agent under ASC 606. TripAdvisor’s performance obligation in both arrangements is complete at the time of the booking and the commission earned is recognized upon booking, as TripAdvisor has no post-booking service obligations. The amount of revenue recognized for commissions which are billable contingent upon a traveler stay requires an estimate of the impact of cancellations using historical cancellation rates. Contract assets are recognized at the time of booking for commissions that are billable at the time of stay.

LIBERTY TRIPADVISOR HOLDINGS, INC.

Notes to Consolidated Financial Statements (Continued)

December 31, 2018, 2017 and 2016

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

In addition, TripAdvisor offers subscription-based advertising to hoteliers, owners of B&Bs and other specialty lodging properties. TripAdvisor’s performance obligation is generally to enable subscribers to advertise their businesses on TripAdvisor’s website, as well as manage and promote their website URL, email address, phone number, special offers and other information related to their business. Subscription advertising services are predominantly sold for a flat fee, for a contracted period of time of one year or less and revenue is recognized on a straight-line basis over the period of the subscription service as efforts are expended evenly throughout the contract period. Subscription advertising services are generally billed in advance of service.  When prepayments are received, TripAdvisor recognizes deferred revenue for the amount of prepayment in excess of revenue recognized until the performance obligation is satisfied.

Other Hotel Revenue. TripAdvisor’s other hotel revenue primarily includes revenue from non-TripAdvisor-branded websites, such as www.bookingbuddy.com, www.cruisecritic.com, and www.onetime.com and www.smartertravel.com, which primarily includes click-based advertising and display-based advertising revenue. The performance obligations, timing of customer payments for these brands and methods of recognizing revenue are generally consistent with click-based advertising or display-based advertising revenue, as described above.

Non-Hotel

TripAdvisor provides information and services for consumers to research, book and experience activities and attractions in popular travel destinations both through Viator, its dedicated Experiences business, and on its TripAdvisor website and applications. TripAdvisor also powers travel activities and experiences booking capabilities to consumers for affiliate partners, including some of the world’s top airlines, hotel chains and online and offline travel agencies. TripAdvisor works with local tour or travel activities/experiences operators (“the supplier”) to provide consumers with access to book tours, activities and experiences (“the activity”) in popular destinations worldwide. TripAdvisor generates commissions for each booking transaction facilitated through its online reservation system. TripAdvisor provides post-booking service to the consumer until the time of the activity, which is the completion of the performance obligation. Revenue is recognized at the time that the activity occurs. TripAdvisor does not control the activity before the supplier provides the activity to its consumers and therefore acts as agent for nearly all of these transactions under ASC 606. TripAdvisor generally collects payment from the consumer at the time of booking that includes both TripAdvisor’s commission revenue and the amount due to the supplier. TripAdvisor’s commission revenue is recorded as deferred revenue until revenue is recognized, and the amount due to the supplier is recorded to deferred merchant payables on the consolidated balance sheet, until payment is made to the supplier after the completion of the activity. To a lesser extent, TripAdvisor earns commissions from third-party merchant partners, who display and promote TripAdvisor’s supplier activities on their websites to generate bookings. In these transactions, where TripAdvisor is not the merchant of record, TripAdvisor generally invoices and receives commissions directly from the third-party merchant partners. TripAdvisor’s performance obligation is to allow the third-party merchant partners to display and promote its supplier activities on their website and TripAdvisor earns a commission when consumers book and complete an activity. TripAdvisor does not control the service and act as an agent for these transactions under ASC 606. TripAdvisor’s performance obligation is complete

LIBERTY TRIPADVISOR HOLDINGS, INC.

Notes to Consolidated Financial Statements (Continued)

December 31, 2018, 2017 and 2016

and revenue is recognized at the time of the booking, as TripAdvisor has no post-booking obligations. TripAdvisor recognizes this revenue net of an estimate of the impact of cancellations using historical cancellation rates. Contract assets are recognized for commissions that are billable contingent upon completion of the activity.

TripAdvisor also provides information and services for consumers to research and book restaurants in popular travel destinations through its dedicated restaurant reservations business, TheFork, and on TripAdvisor’s website and applications. TheFork is an online restaurant booking platform operating on a number of websites (including www.lafourchette.com, www.eltenedor.com and www.iens.nl), with a network of restaurant partners located primarily across Europe and Australia. TripAdvisor’s bookable restaurants are available on www.thefork.com and on TripAdvisor-branded websites and mobile apps. TripAdvisor primarily generates transaction fees (or per seated diner fees) that are paid by restaurants for diners seated primarily from bookings through TheFork’s online reservation system. The transaction fee is recognized as revenue after the reservation is fulfilled, or as diners are seated by restaurant customers. Revenue is billed monthly when the transaction fees are payable, which is at the time the diner is seated. To a lesser extent, TripAdvisor also generates subscription fees for subscription-based advertising to restaurants, access to certain online reservation management services and marketing analytic tools provided by TheFork and TripAdvisor. As the performance obligation is to provide restaurants with access to these services over the subscription period, subscription fee revenue is recognized over the period of the subscription service on a straight-line basis as efforts are expended evenly throughout the contract period. Subscription fees are generally billable in advance of service. When prepayments are received, TripAdvisor recognizes deferred revenue for the amount of prepayment in excess of revenue recognized until the performance obligation is satisfied.

TripAdvisor’s Rentals businesses generate revenue primarily by offering individual property owners and managers the ability to list their properties on TripAdvisor’s websites and mobile apps thereby connecting homeowners with travelers through a free-to-list, commission-based option or, to a lesser extent, by an annual subscription-based fee structure. These properties are listed on www.flipkey.com, www.holidaylettings.co.uk, www.housetrip.com, www.niumba.com, and www.vacationhomerentals.com, and on TripAdvisor-branded websites and mobile apps. TripAdvisor earns commissions associated with rental transactions through its free-to-list model from both the traveler and the property owner or manager. TripAdvisor provides post-booking service to the travelers, property owners and managers until the time the rental commences, which is the time the performance obligation is completed. Revenue from transaction fees is recognized at the time that the rental commences. TripAdvisor acts as an agent under ASC 606, in the transactions, as TripAdvisor does not control any properties before the property owner provides the accommodation to the traveler and does not have inventory risk. TripAdvisor generally collects payment from the traveler at the time of booking that includes TripAdvisor’s commissions, which is recorded as deferred revenue until revenue is recognized, and the amount due to the property owner, which is recorded in deferred merchant payables on the consolidated balance sheet, until payment is made to the property owner after the completion of the rental. Payments for term-based subscription fees related to online advertising services for the listing of rental properties, are generally due in advance.  As the performance obligation is the listing service provided to the property owner or manager over the subscription period, revenue is recognized over the period of the subscription service on a straight-line basis as efforts are expended evenly throughout the contract period. TripAdvisor recognizes deferred revenue for the amount of prepayment in excess of revenue recognized until the performance obligation is satisfied.

Practical Expedients and Exemptions

TripAdvisor expenses costs to obtain a contract as incurred, such as sales incentives, when the amortization period would have been one year or less.

LIBERTY TRIPADVISOR HOLDINGS, INC.

Notes to Consolidated Financial Statements (Continued)

December 31, 2018, 2017 and 2016

TripAdvisor does not disclose the value of unsatisfied performance obligations for (i) contracts with an original expected length of one year or less and (ii) contracts for which it recognizes revenue at the amount to which it has the right to invoice for services performed.

Impact of Adoption of ASC 606

The impact of the new guidance was not meaningful as of and for the year ended December 31, 2018 for the consolidated statement of operations, consolidated balance sheet and consolidated statement of cash flows, respectively.

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

Year ended
December 31,
2018
Major products/revenue sources:	(in millions)
TripAdvisor-branded click-based advertising and transaction revenue	$722
TripAdvisor-branded display-based advertising and subscription revenue	308
Other hotel revenue	127
Total Hotel Revenue (1)	1,157

Non-Hotel Revenue (1)	458
Total Revenue	$1,615

(1)	TripAdvisor’s revenue is recognized primarily at a point in time for both Hotel and Non-Hotel revenue.

Contract Balances

The following table provides information about the opening and closing balances of accounts receivables and contract assets from contracts with customers (in millions):

	December 31,	December 31,
	2018	2017
Accounts receivable	$205	230
Contract assets	7	—
Total	$212	230

Accounts receivable are recognized when the right to consideration becomes unconditional. Contract assets are rights to consideration in exchange for services that TripAdvisor has transferred to a customer when that right is conditional on something other than the passage of time, such as commission payments that are contingent upon the completion of the service by the principal in the transaction. Contract liabilities generally include payments received in advance of performance under the contract, and are realized as revenue as the performance obligation to the customer is satisfied, which TripAdvisor presents as deferred revenue on its consolidated balance sheets. As of January 1, 2018, TripAdvisor

LIBERTY TRIPADVISOR HOLDINGS, INC.

Notes to Consolidated Financial Statements (Continued)

December 31, 2018, 2017 and 2016

had $59 million recorded as deferred revenue on its consolidated balance sheet, of which $57 million was recognized in revenue and $2 million was refunded due to cancellations by travelers during the year ended December 31, 2018. The difference between the opening and closing balances of TripAdvisor’s deferred revenue primarily results from the timing differences between when TripAdvisor receives customer payments and the time in which TripAdvisor satisfies its performance obligations. The difference between the opening and closing balances of TripAdvisor’s contract assets primarily results from the timing difference between when TripAdvisor satisfies its performance obligations and the time when the principal completes the service in the transaction. There were no significant changes in contract assets or deferred revenue during the year ended December 31, 2018 related to business combinations, impairments, cumulative catch-ups or other material adjustments.

Operating Expense

Operating expenses consist primarily of certain technology and content expenses, including personnel and overhead expenses which include salaries, benefits and bonuses for salaried employees and contractors engaged in the design, development, testing content support and maintenance of TripAdvisor’s websites and mobile apps. Operating expense also includes to a lesser extent costs of services which are expenses that are closely correlated or directly related to service revenue generated, including credit card and other booking transaction payment fees, data center costs, costs associated with prepaid tour tickets, ad serving fees, flight search fees and other transactions. Other costs include licensing, maintenance expense, computer supplies, telecom costs, content translation costs and consulting costs.

General and Administrative

General and administrative expenses consist primarily of personnel and related overhead costs, including personnel engaged in leadership, finance, legal and human resource functions as well as professional service fees and other fees including audit, legal, tax and accounting, and other costs including bad debt expense and non-income taxes, such as sales, use and other non-income related taxes.

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

TripAdvisor incurs advertising expense consisting of traffic generation costs from SEM and other online traffic costs, affiliate program commissions, display advertising, social media, other online and offline (primarily television) advertising expense, and promotions and public relations to promote its brands. Costs associated with communicating the advertisements are expensed in the period in which the advertisement takes place. Production costs associated with advertisements are expensed in the period in which the advertisement first takes place.

Stock-Based Compensation

As more fully described in note 9, TripCo grants to its directors, employees and employees of its subsidiaries restricted stock and options (collectively, “Awards”) to purchase shares of TripCo common stock. TripCo measures the cost of employee services received in exchange for an equity classified Award (such as stock options and restricted stock) based on the grant-date fair value of the Award, and recognizes that cost over the period during which the employee is required to provide service (usually the vesting period of the Award). TripCo measures the cost of employee services

LIBERTY TRIPADVISOR HOLDINGS, INC.

Notes to Consolidated Financial Statements (Continued)

December 31, 2018, 2017 and 2016

received in exchange for a liability classified Award based on the current fair value of the Award, and remeasures the fair value of the Award at each reporting date. Certain outstanding awards that were previously granted by Qurate Retail were assumed by TripCo upon the completion of the TripCo Spin-Off. Additionally, TripAdvisor is a consolidated company and has issued stock-based compensation to its employees related to its common stock. The consolidated statements of operations include stock-based compensation related to TripCo Awards and TripAdvisor equity.

Included in the accompanying consolidated statements of operations are the following amounts of stock-based compensation for the years ended December 31, 2018, 2017 and 2016 (amounts in millions):

	December 31,
	2018	2017	2016
Operating expense	$52	40	40
Selling, general and administrative	71	63	51
	$123	103	91

During the years ended December 31, 2018, 2017 and 2016, TripAdvisor capitalized $13 million, $13 million and $12 million, respectively, of stock-based compensation expense as internal-use software and website development costs.

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

Income Taxes

The Company accounts for income taxes using the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying value amounts and income tax bases of assets and liabilities and the expected benefits of utilizing net operating loss and tax credit carryforwards. The deferred tax assets and liabilities are calculated using enacted income tax rates in effect for each taxing jurisdiction in which the Company operates for the year in which those temporary differences are expected to be recovered or settled. Net deferred tax assets are then reduced by a valuation allowance if the Company believes it more likely than not that such net deferred tax assets will not be realized. We consider all relevant factors when assessing the likelihood of future realization of our deferred tax assets, including our recent earnings experience by jurisdiction, expectations of future taxable income, and the carryforward periods available to us for tax reporting purposes, as well as assessing available tax planning strategies. The effect on deferred tax assets and liabilities of an enacted change in tax rates is recognized in income in the period that includes the enactment date. Due to inherent complexities arising from the nature of our businesses, future changes in income tax law, tax sharing agreements or variances between our actual and anticipated operating results, we make certain judgments and estimates. Therefore, actual income taxes could materially vary from these estimates.

When the tax law requires interest to be paid on an underpayment of income taxes, the Company recognizes interest expense from the first period the interest would begin accruing according to the relevant tax law. Such interest

LIBERTY TRIPADVISOR HOLDINGS, INC.

Notes to Consolidated Financial Statements (Continued)

December 31, 2018, 2017 and 2016

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

In October 2016, the FASB issued new accounting guidance on income tax accounting associated with intra-entity transfers of assets other than inventory. This accounting update, which is part of the FASB's simplification initiative, is intended to reduce diversity in practice and the complexity of tax accounting, particularly for those transfers involving intellectual property. This new guidance requires an entity to recognize the income tax consequences of an intra-entity transfer of an asset other than inventory when the transfer occurs. The Company adopted this new guidance in the first quarter of 2018 on a modified retrospective basis. Accordingly, the Company recognized the cumulative effect of initial application of this new guidance as an adjustment to the opening balance of retained earnings, which was not material to its consolidated financial statements.

Deferred Merchant Payables

In TripAdvisor’s Rentals free-to-list model and its Experiences businesses, TripAdvisor receives cash from travelers at the time of booking and it records these amounts, net of commissions, on its consolidated balance sheets as deferred merchant payables. TripAdvisor pays the suppliers, or the vacation rental owners and tour providers, respectively, after the travelers’ use. Therefore, it receives cash from the traveler prior to paying the suppliers and this operating cycle represents a working capital source or use of cash to TripAdvisor. TripAdvisor’s deferred merchant payables balance was $164 million and $156 million for the years ended December 31, 2018 and 2017, respectively.

Certain Risks and Concentrations

The TripAdvisor business is subject to certain risks and concentrations, including concentrations related to dependence on relationships with its customers. For the years ended December 31, 2018, 2017 and 2016, TripAdvisor’s two most significant travel partners, Expedia (and its subsidiaries) and Booking Holdings Inc. (and its subsidiaries), each accounted for more than 10% of TripAdvisor’s consolidated revenue and combined accounted for approximately 37%, 43% and 46%, respectively, of its total revenue.

Contingent Liabilities

Periodically, the Company reviews the status of all significant outstanding matters to assess any potential financial exposure. When (i) it is probable that an asset has been impaired or a liability has been incurred and (ii) the amount of the loss can be reasonably estimated, we record the estimated loss in our consolidated statements of operations. The Company provides disclosure in the notes to the consolidated financial statements for loss contingencies that do not meet both these conditions if there is a reasonable possibility that a loss may have been incurred that would be material to the consolidated financial statements. Significant judgment is required to determine the probability that a liability has been incurred and whether such liability is reasonably estimable. Accruals are based on the best information available at the time which can be highly subjective. The final outcome of these matters could vary significantly from the amounts included in the accompanying consolidated financial statements.

LIBERTY TRIPADVISOR HOLDINGS, INC.

Notes to Consolidated Financial Statements (Continued)

December 31, 2018, 2017 and 2016

Comprehensive Income (Loss)

Comprehensive income (loss) consists of net income (loss), cumulative foreign currency translation adjustments, and unrealized gains and losses on available-for-sale securities, net of tax.

Earnings (Loss) per Common Share (EPS)

Basic earnings (loss) per common share (“EPS”) is computed by dividing net earnings (loss) by the weighted average number of common shares outstanding for the period. Diluted EPS presents the dilutive effect on a per share basis of potential common shares as if they had been converted at the beginning of the periods presented. Excluded from EPS for the years ended December 31, 2018, 2017 and 2016 are 2 million, 2 million and 2 million potential common shares, respectively, because their inclusion would be antidilutive.

	Years ended December 31,
	2018	2017	2016
	number of shares in millions
Basic EPS	74	75	75
Potentially dilutive shares	—	—	—
Diluted EPS	74	75	75

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

New Accounting Pronouncements Not Yet Adopted

In February 2016, the FASB issued new guidance related to accounting for leases. The new standard amends the existing standards for lease accounting and includes the requirement for lessee recognition of right-of-use (ROU) assets and lease liabilities on the balance sheet for all leases with a term longer than 12 months, which will be initially measured at the present value of the future lease payments over the lease term. Under the new guidance, leases will be classified as either finance or operating leases, with classification affecting the pattern and presentation of expenses and cash flows on the consolidated financial statements. This guidance is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018. In July 2018, the FASB issued additional guidance on the accounting for leases which provides companies with an additional transition method, which allows companies to recognize a cumulative-effect adjustment to the opening balance of retained earnings as of the date of adoption. Under this transition method, previously presented years’ financial positions and financial results would not be adjusted. The Company will adopt the new standard on January 1, 2019 and use the effective date as the date of initial application based on the modified retrospective approach, without adjusting the comparative periods presented. Consequentially, the Company will not update its consolidated financial statements or provide any disclosures required under the new standard for dates and periods prior to January 1, 2019.

The new guidance provides a number of optional practical expedients and exemptions available upon adoption

LIBERTY TRIPADVISOR HOLDINGS, INC.

Notes to Consolidated Financial Statements (Continued)

December 31, 2018, 2017 and 2016

and for ongoing accounting. The Company plans to elect the following practical expedients: 1) the “practical expedients package of three”, which allows us at transition to continue to maintain prior accounting conclusions under the existing guidance for leases as of the adoption date, such as whether any expired or existing contracts contain leases,  the classification of leases, and the accounting treatment for initial direct costs; thereby not being required to reassess these positions upon adoption of the new standard; 2) the “short-term lease recognition exemption”, which allows us to forego recognition of ROU assets and lease liabilities on our consolidated balance sheet for leases with a lease term of twelve months or less and which also do not include an option to renew the lease term that we are reasonably certain to exercise; 3) elect by asset class as an accounting policy, to combine lease and non-lease components as a single component and subsequently account for the combined single component as the lease component; and 4) apply the portfolio approach to similar types of leases where the Company does not reasonably expect the outcome to differ materially from applying the new guidance to individual leases.

In anticipation of adoption, TripAdvisor has updated its accounting policies to reflect the new accounting rules within the new guidance and has completed the implementation of its lease accounting software to support the accounting process, financial reporting and the new financial disclosure requirements. TripAdvisor expects to implement certain new internal controls surrounding its lease accounting process upon the adoption of the new guidance.

The Company currently expects the primary effects of adoption of this new guidance to be as follows:

•

Office space leases. TripAdvisor’s office space leases, except for its corporate headquarters lease, are operating leases which will be recognized as ROU assets and corresponding lease liabilities on the consolidated balance sheet under the new guidance. TripAdvisor expects to recognize ROU assets ranging from $70 million to $80 million and lease liabilities of approximately $85 million to $95 million based on the present value of the remaining rental payments for office space leases as of January 1, 2019.  The difference in the ROU asset and the lease liability is the result of balances already recognized related to deferred and prepaid rent balances. In addition, TripAdvisor does not expect its short-term lease costs, variable lease costs, primarily from rental payments that are adjusted periodically for inflation, and its initial direct costs to be material to the consolidated financial statements.

•

Corporate headquarters lease.  TripAdvisor is deemed the owner for accounting purposes of its corporate headquarters building under existing GAAP. See note 12 for additional information on the accounting under existing GAAP for TripAdvisor’s corporate headquarters lease. Upon adoption of the new guidance, TripAdvisor expects to derecognize amounts in property and equipment, net and other long-term liabilities on the consolidated balance sheet as of December 31, 2018 of approximately $62 million and $70 million, respectively, with the difference recorded to the opening balance of retained earnings as of the adoption date. TripAdvisor expects its corporate headquarters lease to be classified and accounted for as a finance lease under the new guidance as of January 1, 2019. Accordingly, TripAdvisor expects to then recognize an ROU asset ranging from $105 million to $120 million and a lease liability of approximately $85 million to $95 million based on the initial measurement of the present value of the remaining lease payments over the remaining lease term. The difference between the ROU asset and lease liability relates to a net prepaid rent balance.

The Company does not anticipate the income tax impact to be material to its consolidated financial statements from the adoption of this guidance. It also does not expect the adoption of this new guidance will have a material impact, either on an annual or quarterly basis, to the consolidated statement of operations and consolidated statement of cash flows on a go-forward basis. The Company expects to expand financial disclosure concerning leasing activity, including qualitative and quantitative disclosures.

LIBERTY TRIPADVISOR HOLDINGS, INC.

Notes to Consolidated Financial Statements (Continued)

December 31, 2018, 2017 and 2016

(3)  Supplemental Disclosures to Consolidated Statements of Cash Flows

	Years ended December 31,
	2018	2017	2016
	amounts in millions
Acquisitions and other investments, net of cash acquired:
Intangibles not subject to amortization	$12	—	17
Intangibles subject to amortization	14	—	25
Fair value of other assets acquired	—	—	9
Net liabilities assumed	—	—	(8)
Deferred tax assets (liabilities)	(2)	—	—
Acquisitions and other investments, net of cash acquired	$24	—	43
Cash paid for interest	$8	13	10
Cash paid for income taxes	$53	62	30

In August and November 2016, the FASB issued new accounting standards which add and clarify guidance on the classification of certain cash receipts and payments in the statement of cash flows, and add guidance on the presentation of restricted cash in the statement of cash flows, respectively. This new guidance requires entities to show changes in cash, cash equivalents and restricted cash on a combined basis in the statement of cash flows. In addition, this accounting guidance requires a reconciliation of the total cash, cash equivalent and restricted cash in the statement of cash flows to the related captions in the balance sheet if cash, cash equivalents and restricted cash are presented in more than one line item in the balance sheet. The Company adopted this guidance in the first quarter of 2018 and applied it retrospectively to all prior periods presented in the financial statements as required under the new guidance. The Company does not currently have material amounts described as restricted cash; however, the Company’s consolidated statement of cash flows for the year ended December 31, 2016 has been recast to present $5 million of restricted cash as beginning of period cash and cash equivalents. This amount was included in other current assets as of December 31, 2016.

(4)  Acquisitions and Dispositions

Acquisitions

During the year ended December 31, 2018, TripAdvisor acquired one business for a purchase price and net cash consideration of $23 million.

During the year ended December 31, 2016, TripAdvisor completed five acquisitions of certain businesses for a total purchase price of $34 million. TripAdvisor paid net cash consideration of $29 million, which is net of $4 million of cash acquired, and includes $1  million in future holdback payments, which TripAdvisor currently expects to settle with its common stock.

The following table presents the purchase price allocations recorded on our consolidated balance sheet for the 2018 and 2016 acquisitions (in millions):

LIBERTY TRIPADVISOR HOLDINGS, INC.

Notes to Consolidated Financial Statements (Continued)

December 31, 2018, 2017 and 2016

	Years ended December 31,
	2018	2017	2016
	amounts in millions
Goodwill	$11	—	17
Intangible assets	14	—	25
Deferred tax liabilities, net	(2)	—	—
Net liabilities assumed	—	—	(8)
Total purchase price consideration	$23	—	34

Intangible assets acquired during 2018 were comprised of supplier relationships of $6 million and technology and other of $8 million. The overall weighted-average life of the intangible assets acquired in the purchase of this business was 8 years, and will be amortized on a straight-line basis over the estimated useful lives from acquisition date. Intangible assets acquired during 2016 included trade names of $4 million, customer lists and supplier relationships of $4 million, subscriber relationships of $5 million, and technology and other of $12 million. The overall weighted-average life of the intangible assets acquired in the purchase of these businesses during 2016 was 6 years, and will be amortized on a straight-line basis over their estimated useful lives from acquisition date.

Dispositions

On June 30, 2017, TripCo sold BuySeasons. The sale resulted in an $18 million loss, which is included in gain (loss) on dispositions, net in the accompanying consolidated statement of operations. BuySeasons is not presented as a discontinued operation as the sale did not represent a strategic shift that had a major effect on TripCo’s operations and financial results. Included in other revenue in the accompanying consolidated statements of operations is $13 million and $52 million for the years ended December 31, 2017 and 2016, respectively, related to BuySeasons. Included in net earnings (loss) in the accompanying consolidated statements of operations are losses of $2 million and $8 million for the years ended December 31, 2017 and 2016, respectively, related to BuySeasons.

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

The Company’s assets and liabilities measured at fair value are as follows:

LIBERTY TRIPADVISOR HOLDINGS, INC.

Notes to Consolidated Financial Statements (Continued)

December 31, 2018, 2017 and 2016

	December 31, 2018			December 31, 2017
		Quoted prices	Significant		Quoted prices	Significant
		in active	other		in active	other
		markets for	observable		markets for	observable
		identical assets	inputs		identical assets	inputs
Description	Total	(Level 1)	(Level 2)	Total	(Level 1)	(Level 2)
	amounts in millions
Cash equivalents	$145	140	5	32	23	9
Marketable securities	$15	—	15	35	—	35
Variable postpaid forward	$20	—	20	75	—	75

On June 6, 2016, TripCo entered into a variable postpaid forward transaction with a financial institution with respect to 7 million TripAdvisor shares held by the Company with a forward floor price of $38.90 per share and a forward cap price of $98.96 per share. TripCo borrowed $259 million against the variable postpaid forward on June 23, 2016 (see note 7). The asset associated with this instrument is included in the other assets line item in the consolidated balance sheets. Changes in the fair value of the variable postpaid forward are recognized in realized and unrealized gains (losses) on financial instruments in the consolidated statements of operations.

The fair value of Level 2 cash equivalents and marketable securities were obtained from pricing sources for identical or comparable instruments, rather than direct observations of quoted prices in active markets. Marketable securities are included in other current assets in the accompanying consolidated balance sheets. The fair value of Level 2 derivative assets were derived from a Black-Scholes-Merton model using observable market data as the significant inputs.

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

LIBERTY TRIPADVISOR HOLDINGS, INC.

Notes to Consolidated Financial Statements (Continued)

December 31, 2018, 2017 and 2016

(6)  Goodwill and Other Intangible Assets

Goodwill and Indefinite Lived Intangible Assets

Changes in the carrying amount of goodwill are as follows (amounts in millions):

		Corporate
	TripAdvisor	and Other	Total
Balance at January 1, 2017	$3,694	—	3,694
Impairment (1)	(1,271)	—	(1,271)
Other (2)	22	—	22
Balance at December 31, 2017	2,445	—	2,445
Acquisition (3)	11	—	11
Other (2)	(13)	—	(13)
Balance at December 31, 2018	$2,443	—	2,443

(1)	See discussion of impairment below.
(2)	Other changes are primarily due to foreign currency translation on goodwill.
(3)	Additions to goodwill relate to TripAdvisor’s acquisitions (see note 4).

As presented in the accompanying consolidated balance sheets, trademarks are the other significant indefinite lived intangible asset.  See the disclosure below for information related to the 2017 impairment of the Company’s trademarks. Other fluctuations in the trademark balance from the prior year were due to the change in foreign exchange rates.

Intangible Assets subject to amortization

Intangible assets subject to amortization are comprised of the following:

	December 31, 2018				December 31, 2017
	Weighted
	Average	Gross		Net	Gross		Net
	Remaining	carrying	Accumulated	carrying	carrying	Accumulated	carrying
	Useful Life	amount	amortization	amount	amount	amortization	amount
	in years	amounts in millions
Customer relationships	3	885	(761)	124	908	(735)	173
Other	4	588	(401)	187	542	(333)	209
Total		1,473	(1,162)	311	1,450	(1,068)	382

Intangible assets are being amortized on an accelerated basis as reflected in amortization expense and in the future amortization table below.

Amortization expense was $137 million, $188 million and $198 million for the years ended December 31, 2018,  2017 and 2016, respectively.

LIBERTY TRIPADVISOR HOLDINGS, INC.

Notes to Consolidated Financial Statements (Continued)

December 31, 2018, 2017 and 2016

The estimated future amortization expense for the next five years related to intangible assets with definite lives as of December 31, 2018, assuming no subsequent impairment of the underlying assets, is as follows (amounts in millions):

2019	$91
2020	$86
2021	$70
2022	$28
2023	$27

Impairments

Due to certain marketplace factors impacting TripAdvisor’s operating results, which led to a decline in TripAdvisor’s stock price, impairment losses of $527 million and $1,271 million were recorded during the year ended December 31, 2017 related to trademarks and goodwill, respectively, related to the hotel reporting unit. The fair value of the trademarks was determined using the relief from royalty method. The fair values of the reporting units were determined using a combination of market multiples (market approach) and discounted cash flow (income approach) calculations (Level 3). As of December 31, 2018,  accumulated goodwill impairment losses for TripAdvisor totaled $1,271 million.

(7)  Debt

Outstanding debt at December 31, 2018 and 2017 is summarized as follows:

	December 31,	December 31,
	2018	2017
	amounts in millions
TripAdvisor Credit Facilities	$—	230
TripAdvisor Chinese credit facilities	—	7
TripCo margin loans	220	210
TripCo variable postpaid forward	267	264
Total consolidated TripCo debt	$487	711
Less debt classified as current	(220)	(7)
Total long-term debt	$267	704

TripAdvisor Credit Facilities

In June 2015, TripAdvisor entered into a five year credit agreement with a group of lenders which, among other things, provided for a $1 billion unsecured revolving credit facility (the “2015 Credit Facility”) and immediately borrowed $290 million. In May 2017, the 2015 Credit Facility was amended to, among other things, (i) increase the aggregate amount of revolving loan commitments available from $1.0 billion to $1.2 billion; and (ii) extend the maturity date of the 2015 Credit Facility from June 26, 2020 to May 12, 2022 (the “First Amendment”). Borrowings under the 2015 Credit Facility generally bear interest, at TripAdvisor’s option, at a rate per annum equal to either (i) the Eurocurrency Borrowing rate, or the adjusted LIBOR for the interest period in effect for such borrowing; plus an applicable margin ranging from 1.25% to 2.00% (“Eurocurrency Spread”), based on TripAdvisor’s leverage ratio; or (ii) the Alternate Base Rate (“ABR”) Borrowing, which is the greatest of (a) the Prime Rate in effect on such day, (b) the New York Fed Bank Rate in effect on such day plus 1/2 of 1.00% per annum and (c) the Adjusted LIBOR (or LIBOR multiplied by the Statutory Reserve Rate) for an interest period of one month plus 1.00%; in addition to an applicable margin ranging from 0.25% to 1.00% (“ABR Spread”), based on TripAdvisor’s leverage ratio. TripAdvisor may borrow from the 2015 Credit Facility in U.S. dollars, Euros and British pound.

LIBERTY TRIPADVISOR HOLDINGS, INC.

Notes to Consolidated Financial Statements (Continued)

December 31, 2018, 2017 and 2016

During the year ended December 31, 2018, TripAdvisor repaid all of its outstanding borrowings, or approximately $230 million, under the 2015 Credit Facility. This repayment was primarily made from a one-time cash repatriation of $325 million of foreign earnings to the U.S. during the year ended December 31, 2018. During the year ended December 31, 2017, TripAdvisor borrowed $435 million and repaid $296 million of its outstanding borrowings under the 2015 Credit Facility. These net borrowings during the year were primarily used to repurchase shares of TripAdvisor’s outstanding common stock under its repurchase program. During the year ended December 31, 2016, TripAdvisor borrowed $101 million and repaid $210 million of its outstanding borrowings on the 2015 Credit Facility.

As of December 31, 2018, TripAdvisor had no outstanding borrowings and approximately $1.2 billion of borrowing capacity under the 2015 Credit Facility.  As of December 31, 2017, TripAdvisor had $230 million of outstanding borrowings under a one-month interest rate period or a weighted average rate of 2.74% per annum.

TripAdvisor is also required to pay a quarterly commitment fee, at an applicable rate ranging from 0.15% to 0.30%, on the daily unused portion of the 2015 Credit Facility for each fiscal quarter and additional fees in connection with the issuance of letters of credit. As of December 31, 2018, TripAdvisor’s unused revolver capacity was subject to a commitment fee of 0.15%, given TripAdvisor’s leverage ratio. The 2015 Credit Facility includes $15 million of borrowing capacity available for letters of credit and $40 million for Swingline borrowings on same-day notice.

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

TripAdvisor was party to an uncommitted facility agreement which provided for a $73 million unsecured revolving credit facility (the “2016 Credit Facility” and together with the 2015 Credit Facility, the “TripAdvisor Credit Facilities”) with no specific expiration date. TripAdvisor initially borrowed $73 million from this uncommitted credit facility during the year ended December 31, 2016, which was used for general working capital needs, primarily for partial repayment of the 2015 Credit Facility, and repaid the full amount during the year ended December 31, 2017. As of December 31, 2017, there were no outstanding borrowings under the 2016 Credit Facility. In June 2018, TripAdvisor terminated the 2016 Credit Facility.

TripAdvisor Chinese Credit Facilities

In addition to borrowings under the Trip Advisor Credit Facilities, TripAdvisor maintains two credit facilities in China (jointly, the “Chinese Credit Facilities”).

TripAdvisor’s Chinese subsidiary is a party to a $30 million, one year revolving credit facility with Bank of America (the “Chinese Credit Facility—BOA”) that is currently subject to review on a periodic basis with no specific expiration period. Borrowings under the Chinese Credit Facility—BOA generally bear interest at a rate based on the People’s Bank of China benchmark, including certain adjustments which may be made in accordance with market conditions at the time of borrowing. As of December 31, 2018, there were no outstanding borrowings under the Chinese Credit Facility—BOA.

LIBERTY TRIPADVISOR HOLDINGS, INC.

Notes to Consolidated Financial Statements (Continued)

December 31, 2018, 2017 and 2016

In addition, TripAdvisor’s Chinese subsidiary is party to a RMB 70,000,000 (approximately $10 million) one-year revolving credit facility with J.P. Morgan Chase Bank (the “Chinese Credit Facility—JPM”). Borrowings under the Chinese Credit Facility—JPM generally bear interest at a rate based on the People’s Bank of China benchmark, including certain adjustments which may be made in accordance with market conditions at the time of borrowing. During the year ended December 31, 2018, TripAdvisor repaid all outstanding borrowings, and as of December 31, 2018, there were no outstanding borrowings under the Chinese Credit Facility-JPM. As of December 31, 2017, TripAdvisor had $7 million of outstanding borrowings from the Chinese Credit Facility—JPM at a weighted average rate of 5.00%.

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

On June 23, 2016, TripCo amended the terms of the margin loan agreements with respect to the remaining borrowings of $200 million. Common Stock and Class B Common Stock of TripAdvisor were pledged as collateral pursuant to these agreements. Each agreement contains language that indicates that the Company, as borrower and transferor of underlying shares as collateral, has the right to exercise all voting, consensual and other powers of ownership pertaining to the transferred shares for all purposes, provided that TripCo agrees that it will not vote the shares in any manner that would reasonably be expected to give rise to transfer or certain other restrictions. Similarly, the loan agreements indicate that no lender party shall have any voting rights with respect to the shares transferred, except to the extent that a lender party buys any shares in a sale or other disposition made pursuant to the terms of the loan agreements. The agreements also contain certain restrictions related to additional indebtedness and margin calls. The initial margin call would require the outstanding balance to be reduced to $150 million if at any time the closing price per share of TripAdvisor common stock were to fall below a certain minimum value. Pursuant to the amendments, interest on the margin loans accrued at a rate of 2.0% plus LIBOR. On November 7, 2017, pursuant to another amendment to the margin loan agreements, the interest rate on the margin loans increased to 2.4% plus LIBOR per year. The interest can be paid in kind or cash at the election of TripCo. The Company expects that interest on the loan will be paid in kind and added to the principal amount on the loan. The term of the loan is three years and the maturity date is June 21, 2019. Accordingly, the loans are classified as current as of December 31, 2018.

During the year ended December 31, 2018, TripCo recorded $10 million and $3 million of non-cash interest related to the amended margin loans and variable postpaid forward, respectively.

LIBERTY TRIPADVISOR HOLDINGS, INC.

Notes to Consolidated Financial Statements (Continued)

December 31, 2018, 2017 and 2016

As of December 31, 2018, the values of TripAdvisor’s shares pledged as collateral pursuant to the margin loan agreements and variable postpaid forward, determined based on the trading price of the Common Stock and on an as-if converted basis for the Class B Common Stock, are as follows:

	Number of Shares
	Pledged
	as Collateral as of	Share value as of
Pledged Collateral	December 31, 2018	December 31, 2018
	amounts in millions
Common Stock	18.2	$982
Class B Common Stock	12.8	$690

The outstanding margin loans contain various affirmative and negative covenants that restrict the activities of the borrower. The loan agreements do not include any financial covenants.

Fair Value

Due to the primarily variable rate nature, TripCo believes that the carrying amount of its debt approximated fair value at December 31, 2018 and 2017.

Debt Covenants

As of December 31, 2018, each of the Company and TripAdvisor was in compliance with its respective debt covenants.

(8)  Income Taxes

On December 22, 2017, the U.S. government enacted comprehensive tax legislation commonly referred to as the Tax Cuts and Jobs Act (the “Tax Act”). The Tax Act made broad and complex changes to the U.S. tax code, including, but not limited to, (1) reducing the U.S. federal corporate tax rate from 35 percent to 21 percent; (2) bonus depreciation that allows for full expensing of qualified property; (3) creating a new limitation on deductible interest expense; (4) eliminating the corporate alternative minimum tax (“AMT”) and changing how existing AMT credits can be realized; (5) changing rules related to uses and limitations of net operating loss carryforwards created in tax years beginning after December 31, 2017; (6) limitations on the deductibility of certain executive compensation; and (7) requiring a one-time transition tax on certain unrepatriated earnings of foreign subsidiaries that is payable over eight years. Additional requirements of the Tax Act include a tax on global low-tax income (“GILTI”) and deductions related to foreign derived intangible income. The SEC issued guidance on accounting for the tax effects of the Tax Act. The Company reflected the income tax effects of those aspects of the Tax Act for which the accounting was known as of December 31, 2017 and made immaterial revisions to such amounts during the allowed one year measurement period. The Company elected to account for GILTI as a period cost, and therefore included GILTI expense in the effective income tax rate calculation. As of December 31, 2018, the Company has completed its analysis of the tax effects of the Tax Act.

The corporate tax rate reduction was applied to our inventory of deferred tax assets and deferred tax liabilities, which resulted in the net tax benefit in the period ending December 31, 2017. Additionally, we are subject to the one-time transition tax on certain unrepatriated earnings on previously untaxed accumulated and current earnings and profits.

LIBERTY TRIPADVISOR HOLDINGS, INC.

Notes to Consolidated Financial Statements (Continued)

December 31, 2018, 2017 and 2016

Income tax benefit (expense) consists of:

	Years ended
	December 31,
	2018	2017	2016
	amounts in millions
Current:
Federal	$(39)	(92)	(33)
State and local	(12)	(2)	(3)
Foreign	(14)	(6)	(15)
	$(65)	(100)	(51)
Deferred:
Federal	$14	288	30
State and local	(5)	30	6
Foreign	(1)	11	16
	8	329	52
Income tax benefit (expense)	$(57)	229	1

The following table presents a summary of our domestic and foreign earnings from continuing operations before income taxes:

	Years ended
	December 31,
	2018	2017	2016
	amounts in millions
Domestic	$3	(1,720)	24
Foreign	45	(90)	22
Total	$48	(1,810)	46

LIBERTY TRIPADVISOR HOLDINGS, INC.

Notes to Consolidated Financial Statements (Continued)

December 31, 2018, 2017 and 2016

Income tax benefit (expense) differs from the amounts computed by applying the U.S. federal income tax rate of 21% for the year ended December 31, 2018 and 35% for both of the years ended December 31, 2017 and 2016 as a result of the following:

	Years ended
	December 31,
	2018	2017	2016
	amounts in millions
Computed expected tax benefits (expense)	$(10)	634	(16)
State and local taxes, net of federal income taxes	(14)	17	(3)
Foreign taxes, net of foreign tax credits	11	2	28
Transition tax	—	(67)	—
Change in tax rate due to Tax Act	—	139	—
Basis difference in consolidated subsidiary	(17)	(8)	6
Change in valuation allowance	(4)	(27)	(9)
Change in unrecognized tax benefits	(12)	(11)	(11)
Federal tax credits	9	8	10
Stock-based compensation	(8)	(12)	(2)
Impairment of nondeductible goodwill	—	(445)	—
Other	(12)	(1)	(2)
Income tax (expense) benefit	$(57)	229	1

During 2018, the Company recognized additional tax expense related to the recognition of deferred tax liabilities for basis differences in the stock of a consolidated subsidiary and changes in unrecognized tax benefits. These expense items were partially offset by a net income tax benefit from earnings in foreign jurisdictions taxed at rates other than the 21% U.S. federal tax rate.

During 2017, the Company recognized an impairment loss on its goodwill that is not deductible for tax purposes. In connection with the initial analysis of the impact of the Tax Act, the Company estimated a one-time increase in tax expense of $67 million on the deemed repatriation of undistributed earnings of non-U.S. shareholders as a result of the Tax Act. In addition, the Company recorded a discrete net tax benefit of $139 million in the period ending December 31, 2017.  This net benefit primarily consists of a net benefit for the corporate rate reduction.

During 2016, the Company had income tax benefits from earnings in foreign jurisdictions taxed at rates other than the 35% U.S. federal tax rate, partially offset by changes in unrecognized tax benefits and changes in valuation allowance.

LIBERTY TRIPADVISOR HOLDINGS, INC.

Notes to Consolidated Financial Statements (Continued)

December 31, 2018, 2017 and 2016

The tax effects of temporary differences and tax attributes that give rise to significant portions of the deferred income tax assets and deferred income tax liabilities are presented below:

	December 31,
	2018	2017
	amounts in millions
Deferred tax assets:
Loss carryforwards	$77	99
Stock-based compensation	48	40
Lease financing obligation	22	22
Other	78	60
Total deferred tax assets	225	221
Less: valuation allowance	(60)	(64)
Net deferred tax assets	165	157
Deferred tax liabilities:
Intangible assets	(387)	(392)
Investments	(41)	(38)
Other	(62)	(59)
Total deferred tax liabilities	(490)	(489)
Net deferred tax liability	$(325)	(332)

During the year ended December 31, 2018, there was $4 million decrease in the Company’s valuation allowance that affected tax expense.

Cumulative undistributed earnings of TripAdvisor’s foreign subsidiaries totaled approximately $651 million as of December 31, 2018. During the year ended December 31, 2018, TripAdvisor made a one-time repatriation of $325 million of foreign earnings to the U.S. primarily to repay remaining outstanding debt under the 2015 Credit Facility. TripAdvisor intends to indefinitely reinvest the remaining foreign undistributed earnings of $651 million, although it will continue to evaluate the impact of the Tax Act on capital deployment within and outside the U.S. Should TripAdvisor distribute, or be treated under certain U.S. tax rules as having distributed, the earnings of foreign subsidiaries in the form of dividends or otherwise, TripAdvisor may be subject to U.S. income taxes or tax benefits. The amount of any unrecognized deferred income tax on this temporary difference is not material.

At December 31, 2018, the Company has a deferred tax asset of $77 million for federal, state, and foreign loss carryforwards.  Of this amount, $38 million is recorded at TripAdvisor.  If not utilized to reduce income tax liabilities at TripAdvisor in future periods, these loss carryforwards will expire at various times between 2019 and 2037.  The remaining deferred tax asset of $39 million relates to federal and state net operating loss carryforwards recorded at TripCo. If not utilized to reduce income tax liabilities at TripCo in future periods, these net operating loss carryforwards will expire at various times between 2019 and 2037. The loss carryforwards recorded at TripAdvisor and TripCo are expected to be utilized prior to expiration, except for $57 million of foreign net operating losses (on a tax-effected basis), which based on current projections of foreign taxable income may expire unused.

LIBERTY TRIPADVISOR HOLDINGS, INC.

Notes to Consolidated Financial Statements (Continued)

December 31, 2018, 2017 and 2016

A reconciliation of unrecognized tax benefits is as follows (amounts in millions):

	Years ended
	December 31,
	2018	2017	2016
Balance at beginning of year	$123	105	89
Additions based on tax positions related to the current year	11	17	16
Additions for tax positions of prior years	2	1	1
Reductions for lapse of statute of limitations	—	—	(1)
Balance at end of year	$136	123	105

As of December 31, 2018, 2017 and 2016, the Company had recorded tax reserves of $136 million, $123 million and $105 million, respectively, related to unrecognized tax benefits for uncertain tax positions, which is classified as long-term and included in other long-term liabilities on the consolidated balance sheets. Prior to the acquisition of a controlling interest in TripAdvisor in December 2012, the Company did not have any unrecognized tax benefits for uncertain tax positions. If the unrecognized tax benefits were to be recognized for financial statement purposes, approximately $87 million, $78 million and $63 million for the years ended December 31, 2018, 2017 and 2016, respectively, would be reflected in the Company’s tax expense and affect its effective tax rate. The Company’s estimate of its unrecognized tax benefits related to uncertain tax positions requires a high degree of judgment. The Company does not anticipate any material changes in the next fiscal year.

As of December 31, 2018 and 2017, the Company had recorded approximately $20 million and $13 million, respectively, of accrued interest and penalties related to uncertain tax positions.

As of December 31, 2018, TripCo’s tax years prior to 2015 are closed for federal income tax purposes, and the Internal Revenue Service (“IRS”) has completed its examination of TripCo’s 2015, 2016 and 2017 tax years. TripCo’s 2018 tax year is being examined currently as part of the IRS’s Compliance Assurance Process program. Because TripCo’s ownership of TripAdvisor is less than the required 80%, TripAdvisor does not consolidate with TripCo for federal income tax purposes.

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

TripAdvisor is undergoing an audit by the IRS for the short-period 2011, 2012 and 2013 tax years. Various states are currently examining TripAdvisor’s prior year’s state income tax returns. TripAdvisor is no longer subject to tax examinations by tax authorities for years prior to 2009.  As of December 31, 2018, no material assessments have resulted for the 2012 and 2013 tax years.

LIBERTY TRIPADVISOR HOLDINGS, INC.

Notes to Consolidated Financial Statements (Continued)

December 31, 2018, 2017 and 2016

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

TripCo - Grants

During the years ended December 31, 2018, 2017 and 2016, TripCo granted 59 thousand, 105 thousand and 67 thousand options, respectively, to purchase shares of Series A common stock to its non-employee directors.  Such options had a weighted average grant-date fair value (“GDFV”) of $8.83, $4.11 and $6.63 per share, respectively, and cliff vest over a 1-year vesting period.  There were no options to purchase shares of Series B common stock granted and no exercises, forfeitures or cancellations of Series B common stock during the year ended December 31, 2018.

The Company has calculated the GDFV for all of its equity classified awards and any subsequent remeasurement of its liability classified awards using the Black-Scholes-Merton Model.  The Company estimates the expected term of the Awards based on historical exercise and forfeiture data.  For grants made in 2018, 2017 and 2016, the range of expected terms was 4.8 years to 5.7 years.  The volatility used in the calculation for Awards is based on the historical volatility of TripCo common stock and the implied volatility of publicly traded TripCo options.  For grants made in 2018, 2017 and 2016, the range of volatilities was 40.6% to 49.5%.  The Company uses a zero dividend rate and the risk-free rate for Treasury Bonds with a term similar to that of the subject options. The Company recognizes the cost of an Award over the period during which the employee is required to provide service (usually the vesting period of the Award).

LIBERTY TRIPADVISOR HOLDINGS, INC.

Notes to Consolidated Financial Statements (Continued)

December 31, 2018, 2017 and 2016

TripCo - Outstanding Awards

The following tables present the number and weighted average exercise price (“WAEP”) of Awards to purchase TripCo common stock granted to certain officers, employees and directors of the Company, as well as the weighted average remaining life and aggregate intrinsic value of the Awards.

			Weighted
			average
			remaining	Aggregate
			contractual	intrinsic
	Series A	WAEP	life	value
	in thousands		in years	in millions
Outstanding at January 1, 2018	681	$14.68
Granted	59	$19.51
Exercised	(21)	$12.67
Forfeited/Cancelled	(149)	$14.13
Outstanding at December 31, 2018	570	$15.40	3.2	$1
Exercisable at December 31, 2018	509	$14.87	2.8	$1

Weighted
average
			remaining	Aggregate
			contractual	intrinsic
	Series B	WAEP	life	value
	in thousands		in years	in millions
Outstanding at January 1, 2018	1,797	$27.83
Granted	—	$—
Exercised	—	$—
Forfeited/Cancelled	—	$—
Outstanding at December 31, 2018	1,797	$27.83	6.0	$—
Exercisable at December 31, 2018	899	$27.83	6.0	$—

As of December 31, 2018, the total unrecognized compensation cost related to unvested equity Awards was $5 million. Such amount will be recognized in the Company’s statements of operations over a weighted average period of approximately 1 year.

As of December 31, 2018, TripCo reserved 2.4 million shares of Series A and Series B common stock for issuance under exercise privileges of outstanding stock Awards.

TripCo - Exercises

The aggregate intrinsic value of all TripCo options exercised during the years ended December 31, 2018, 2017 and 2016 was $117 thousand, $478 thousand and $1.2 million, respectively.

LIBERTY TRIPADVISOR HOLDINGS, INC.

Notes to Consolidated Financial Statements (Continued)

December 31, 2018, 2017 and 2016

TripCo — Restricted Stock

The aggregate fair value of all restricted shares of TripCo common stock that vested during the years ended December 31, 2018, 2017 and 2016 was $9 thousand, $13 thousand and $284 thousand, respectively.

As of December 31, 2018, the Company had approximately 20 thousand unvested restricted shares of Series A TripCo common stock held by certain directors, officers and employees of the Company with a weighted average GDFV of $9.42 per share.

TripAdvisor Equity Grant Awards

On June 21, 2018, TripAdvisor’s stockholders approved the 2018 Stock and Annual Incentive Plan (the “2018 Plan”) primarily for the purpose of providing sufficient reserves of shares of TripAdvisor’s common stock to ensure its ability to continue to provide new hires, employees and management with equity incentives. The number of shares reserved and available for issuance under the 2018 Plan is 6,000,000 plus the number of shares available for issuance (and not subject to outstanding awards) under the Amended and Restated 2011 Stock and Annual Incentive Plan (the “2011 Plan”), as of the effective date of the 2018 Plan. Both plans provide for the grant of stock options, stock appreciation rights, restricted stock, restricted stock units (“RSUs”), and other stock-based awards to TripAdvisor’s directors, officers, employees and consultants, although no additional awards will be granted pursuant to the 2011 Plan. Grants were valued using a volatility of 41.9% and the applicable risk free rate for an expected term of 5.5 years for the year ended December 31, 2018, volatility of 42.1% and the applicable risk free rate for an expected term of 6.1 years for the year ended December 31, 2017 and a volatility of 41.8% and the applicable risk free rate for an expected term of 4.9 years for the year ended December 31, 2016.

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

LIBERTY TRIPADVISOR HOLDINGS, INC.

Notes to Consolidated Financial Statements (Continued)

December 31, 2018, 2017 and 2016

The following table presents the number, WAEP and aggregate intrinsic value of stock options to purchase TripAdvisor common stock granted under their 2011 Plan and 2018 Plan:

			Weighted
			Average
			Remaining	Aggregate
	Number of		Contractual	Intrinsic
	Options	WAEP	Life	Value
	in thousands		in years	in millions
Outstanding at January 1, 2018	6,853	$52.78
Granted	762	$43.53
Exercised	(1,162)	$37.26
Cancelled or expired	(412)	$61.46
Outstanding at December 31, 2018	6,041	$54.00	6.5	$47
Exercisable at December 31, 2018	3,217	$61.85	4.7	$15

The weighted average GDFV of service based stock options under their 2011 Plan and 2018 Plan was $18.11 for the year ended December 31, 2018. These stock options generally have a term of ten years from the date of grant and typically vest equally over a four year requisite service period. As of December 31, 2018, the total number of shares reserved for future stock-based awards under the 2018 Plan is approximately 13.5 million shares. TripAdvisor related stock-based compensation for the year ended December 31, 2018 was approximately $118 million. As of December 31, 2018, the total unrecognized compensation cost related to unvested TripAdvisor stock options was approximately $37 million and will be recognized over a weighted average period of approximately 2.8 years.

Restricted Stock Units and Market-based Restricted Stock Units

RSUs are stock awards that are granted to employees entitling the holder to shares of TripAdvisor common stock as the award vests. RSUs are measured at fair value based on the quoted price of TripAdvisor common stock at the date of grant. The fair value of RSUs is amortized as stock-based compensation expense over the vesting term on a straight-line basis, with the amount of compensation expense recognized at any date at least equaling the portion of the GDFV of the award that is vested at that date.

Market-based restricted stock units (“MSUs”) vest upon achievement of specified levels of market conditions. The fair value of the MSUs is estimated at the date of grant using a Monte-Carlo simulation model. The probabilities of the actual number of market-based performance units expected to vest and resultant actual number of shares of common stock expected to be awarded are reflected in the grant date fair values; therefore, the compensation expense for these awards will be recognized assuming the requisite service period is rendered and are not adjusted based on the actual number of awards that ultimately vest.

During the year ended December 31, 2018, TripAdvisor granted approximately 3 million of primarily service-based RSUs and market-based MSUs under the 2018 Plan and the 2011 Plan. The RSUs’ fair value was measured based on the quoted price of TripAdvisor common stock at the date of grant. As the MSUs provide for vesting based upon TripAdvisor’s total shareholder return, or “TSR,” performance, the potential outcomes of future stock prices and TSR of TripAdvisor and the Nasdaq Composite Total Return Index, was used to calculate the GDFV of these awards. The weighted average GDFV for RSUs and MSUs granted during 2018 was $43.38 per share. As of December 31, 2018, the total unrecognized compensation cost related to 7 million unvested TripAdvisor RSUs and MSUs outstanding was approximately $225 million which will be recognized over the remaining vesting term of approximately 2.6 years.

LIBERTY TRIPADVISOR HOLDINGS, INC.

Notes to Consolidated Financial Statements (Continued)

December 31, 2018, 2017 and 2016

(10)  Employee Benefit Plans

TripAdvisor and BuySeasons sponsor 401(k) plans, which provide their employees an opportunity to make contributions to a trust for investment in TripCo common stock, as well as other mutual funds. The Company’s consolidated companies make matching contributions to the plans based on a percentage of the amount contributed by employees. Employer cash contributions related to BuySeasons and TripAdvisor were $13 million,  $9 million and  $9 million for the years ended December 31, 2018, 2017 and 2016, respectively.

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

LIBERTY TRIPADVISOR HOLDINGS, INC.

Notes to Consolidated Financial Statements (Continued)

December 31, 2018, 2017 and 2016

Excluding TripAdvisor’s corporate headquarters lease, discussed above, TripAdvisor also leases an aggregate of approximately 450,000 square feet at approximately 40 other locations across North America, Europe and Asia Pacific, in cities such as New York, Boston, London, Sydney, Barcelona, Paris and Beijing, primarily for its sales offices, subsidiary headquarters, and international management teams, pursuant to leases with various expiration dates, with the latest expiring in June 2027.

See note 2 for information on the potential impact of new lease accounting guidance on TripAdvisor’s property leases which the Company will adopt on January 1, 2019.

For the years ended December 31, 2018,  2017 and 2016, TripCo recorded rental expense of $17 million, $19 million and $21 million, respectively. The following table presents TripCo’s estimated future minimum rental payments under operating leases with non-cancelable lease terms, including TripAdvisor’s headquarters lease, that expire after December 31, 2018 (amounts in millions):

2019	$25
2020	25
2021	24
2022	24
2023	19
Thereafter	76
$193

Off-Balance Sheet Arrangements

TripCo did not have any other off-balance sheet arrangements that have, or are reasonably likely to have, a current or future effect on the Company’s financial condition, results of operations, liquidity, capital expenditures or capital resources.

Litigation

In the ordinary course of business, the Company and its subsidiaries are parties to legal proceedings and claims arising out of our operations. These matters may relate to claims involving patent and intellectual property rights (including alleged infringement of third-party intellectual property rights), tax matters (including value-added, excise, transient occupancy and accommodation taxes), regulatory compliance (including competition and consumer matters), and other claims. Although it is reasonably possible that the Company may incur losses upon conclusion of such matters, an estimate of any loss or range of loss cannot be made. In the opinion of management, it is expected that amounts, if any, which may be required to satisfy such contingencies will not be material in relation to the accompanying consolidated financial statements.

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

LIBERTY TRIPADVISOR HOLDINGS, INC.

Notes to Consolidated Financial Statements (Continued)

December 31, 2018, 2017 and 2016

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

For the year ended December 31, 2018, TripCo has identified the following consolidated company as its reportable segment:

•	TripAdvisor - an online travel research company, empowering consumers to plan and maximize their travel experience.

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

Performance Measures

	Years ended December 31,
	2018		2017		2016
		Adjusted		Adjusted		Adjusted
	Revenue	OIBDA	Revenue	OIBDA	Revenue	OIBDA
	amounts in millions
TripAdvisor	$1,615	422	1,556	331	1,480	352
Corporate and other	—	(6)	13	(9)	52	(16)
Consolidated TripCo	$1,615	416	1,569	322	1,532	336

LIBERTY TRIPADVISOR HOLDINGS, INC.

Notes to Consolidated Financial Statements (Continued)

December 31, 2018, 2017 and 2016

Other Information

	December 31, 2018		December 31, 2017
	Total	Capital	Total	Capital
	Assets	expenditures	Assets	expenditures
	amounts in millions
TripAdvisor	$5,187	61	5,387	64
Corporate and other	37	—	97	1
Consolidated TripCo	$5,224	61	5,484	65

Revenue by Geographic Area

During the fourth quarter of 2018, the Company revised the basis in which it measures geographic revenue information to the physical location of the TripAdvisor subsidiary which generates the revenue, which is consistent with the measurement of long-lived physical assets, or property and equipment, net. All prior periods have been reclassified to conform to the current period presentation.  These reclassifications had no effect on our consolidated financial statements.

	December 31,
	2018	2017	2016
	amounts in millions
United States	$835	815	770
United Kingdom	508	530	564
Other countries	272	224	198
Consolidated TripCo	$1,615	1,569	1,532

Long-lived Assets by Geographic Area

	December 31,
	2018	2017
	amounts in millions
United States	$137	147
Other countries	17	18
Consolidated TripCo	$154	165

LIBERTY TRIPADVISOR HOLDINGS, INC.

Notes to Consolidated Financial Statements (Continued)

December 31, 2018, 2017 and 2016

The following table provides a reconciliation of consolidated Adjusted OIBDA to operating income and earnings (loss) before income taxes:

	Years ended December 31,
	2018	2017	2016
	amounts in millions
Consolidated Adjusted OIBDA	$416	322	336
Legal settlement	(5)	—	—
Stock-based compensation	(123)	(103)	(91)
Depreciation and amortization	(160)	(213)	(222)
Impairment of intangible assets	—	(1,798)	—
Operating income	128	(1,792)	23
Interest expense	(26)	(25)	(25)
Realized and unrealized gains (losses) on financial instruments, net	(59)	24	53
Gain (loss) on dispositions, net	—	(18)	—
Other, net	5	1	(5)
Earnings (loss) before income taxes	$48	(1,810)	46

(14)  Quarterly Financial Information (Unaudited)

	1st	2nd	3rd	4th
	Quarter	Quarter	Quarter	Quarter
	amounts in millions, except per share amounts
2018:
Revenue	$378	433	458	346
Operating income (loss)	$9	34	76	9
Net earnings (loss)	$(35)	(22)	57	(9)
Net earnings (loss) attributable to Liberty TripAdvisor Holdings, Inc. Series A and Series B stockholders	$(31)	(39)	14	(8)
Basic earnings (loss) attributable to Liberty TripAdvisor Holdings, Inc. Series A and Series B stockholders per common share	$(0.41)	(0.52)	0.19	(0.11)
Diluted earnings (loss) attributable to Liberty TripAdvisor Holdings, Inc. Series A and Series B stockholders per common share	$(0.41)	(0.52)	0.19	(0.11)

LIBERTY TRIPADVISOR HOLDINGS, INC.

Notes to Consolidated Financial Statements (Continued)

December 31, 2018, 2017 and 2016

	1st	2nd	3rd	4th
	Quarter	Quarter	Quarter	Quarter
	amounts in millions, except per share amounts
2017:
Revenue	$378	431	439	321
Operating income (loss)	$(7)	13	16	(1,814)
Net earnings (loss)	$(9)	(7)	(7)	(1,558)
Net earnings (loss) attributable to Liberty TripAdvisor Holdings, Inc. Series A and Series B stockholders	$(3)	(12)	(13)	(369)
Basic earnings (loss) attributable to Liberty TripAdvisor Holdings, Inc. Series A and Series B stockholders per common share	$(0.04)	(0.16)	(0.17)	(4.92)
Diluted earnings (loss) attributable to Liberty TripAdvisor Holdings, Inc. Series A and Series B stockholders per common share	$(0.04)	(0.16)	(0.17)	(4.92)

PART III

The following required information is incorporated by reference to our definitive proxy statement for our 2019 Annual Meeting of Stockholders presently scheduled to be held in the second quarter of 2019:

Item 10.Directors, Executive Officers and Corporate Governance

Item 11.Executive Compensation

Item 12.Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Item 13.Certain Relationships and Related Transactions, and Director Independence

Item 14.Principal Accountant Fees and Services

We expect to file our definitive proxy statement for our 2019 Annual Meeting of Shareholders with the Securities and Exchange Commission on or before April 30, 2019.

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
10.1+

Liberty TripAdvisor Holdings, Inc. 2014 Omnibus Incentive Plan (Amended and Restated as of March 11, 2015) (incorporated by reference to Annex A to the Registrant’s Proxy Statement on Schedule 14A filed with the Securities and Exchange Commission on April 22, 2015 (File No. 001-36603)).

10.2+

Liberty TripAdvisor Holdings, Inc. Transitional Stock Adjustment Plan (incorporated by reference to Exhibit 99.1 to the Registrant’s Registration Statement on Form S-8 filed with the Securities and Exchange Commission on September 9, 2014 (File No. 333-198649)).

10.3+

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

10.5

Aircraft Time Sharing Agreements, dated as of November 6, 2015, by and between Liberty Media Corporation and Liberty TripAdvisor Holdings, Inc. (incorporated by reference to Exhibit 10.9 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2015 filed with the Securities and Exchange Commission on February 18, 2016 (File No. 001-36603) (the “2015 Form 10-K”)).

10.6

Governance Agreement, by and among TripAdvisor, Inc. Liberty Interactive Corporation and Barry Diller, dated as of December 20, 2011 (incorporated by reference to Exhibit 99.2 to Liberty Interactive Corporation's Schedule 13D in respect of common stock of TripAdvisor, Inc. filed with the Securities and Exchange Commission on December 30, 2011 (File No. 005-86536)).

10.7

Assignment and Assumption of Governance Agreement, made as of August 12, 2014, by and among Liberty TripAdvisor Holdings, Inc., Liberty Interactive Corporation and TripAdvisor, Inc. (incorporated by reference to Exhibit 7(b) to the Registrant’s Schedule 13D in respect of common stock of TripAdvisor, filed with the Securities and Exchange Commission on August 29, 2014 (File No. 005-86536)).

10.8

Letter Agreement, dated December 21, 2014, between Liberty TripAdvisor Holdings, Inc. and Gregory B. Maffei (incorporated by reference to Exhibit 99.1 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on December 29, 2014 (File No. 001-36603)).

10.9

Tax Sharing Agreement, by and between TripAdvisor, Inc. and Expedia, Inc., dated as of December 20, 2011 (incorporated by reference to Exhibit No. 10.2 to TripAdvisor’s Current Report on Form 8-K filed with the Securities and Exchange Commission on December 27, 2011 (File No. 001-35362) (the "TripAdvisor 8-K")).

10.10

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

10.11

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

10.12

Corporate Headquarters Lease with Normandy Gap-V Needham Building 3, LLC, as landlord, dated as of June 20, 2013 (incorporated by reference to Exhibit 10.1 to TripAdvisor's Quarterly Report on Form 10-Q for the quarter ended June 30, 2013, filed with the Securities and Exchange Commission on July 24, 2013 (File No. 001-35362) (the "TripAdvisor 10-Q")).

10.13	Guaranty dated June 20, 2013 by TripAdvisor, Inc. for the benefit of Normandy Gap-V Needham Building 3, LLC, as landlord (incorporated by reference to Exhibit 10.2 to the TripAdvisor 10-Q).
10.14

Form of TripAdvisor Media Group Master Advertising Insertion Order (incorporated by reference to Exhibit 10.23 to TripAdvisor’s Annual Report on Form 10-K for the year ended December 31, 2017 filed on February 21, 2018 (File No. 001-35362)).

10.15+

Form of Non-Qualified Stock Option Agreement under the Liberty TripAdvisor Holdings, Inc. 2014 Omnibus Incentive Plan (Amended and Restated as of March 11, 2015) (incorporated by reference to Exhibit 10.23 to the 2015 Form 10-K).

10.16+

Form of Restricted Stock Award Agreement under Liberty TripAdvisor Holdings, Inc. 2014 Omnibus Incentive Plan (Amended and Restated as of March 11, 2015) (incorporated by reference to Exhibit 10.24 to the 2015 Form 10-K).

10.17+

Amendment, dated March 14, 2018, of certain Liberty TripAdvisor Holdings, Inc. incentive plans (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2018 filed on May 9, 2018 (File No. 001-36603)).

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

*   Filed herewith.

** Furnished herewith

+   This document has been identified as a management contract or compensatory plan or arrangement.

Item 16.  Form 10-K Summary.

Not applicable.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LIBERTY TRIPADVISOR HOLDINGS, INC.

Date: February 22, 2019	By:	/s/ GREGORY B. MAFFEI
Gregory B. Maffei Chairman, President and Chief Executive Officer

Date: February 22, 2019	By:	/s/ BRIAN J. WENDLING
Brian J. Wendling Senior Vice President and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

Signature	Title	Date

/s/Gregory B. Maffei	Chairman of the Board, President and	February 22, 2019
Gregory B. Maffei	Chief Executive Officer

/s/Brian J. Wendling	Senior Vice President and Chief Financial Officer	February 22, 2019
Brian J. Wendling	(Principal Financial Officer and Principal Accounting Officer)

/s/Michael J. Malone	Director	February 22, 2019
Michael J. Malone

/s/Chris Mueller	Director	February 22, 2019
Chris Mueller

/s/Larry E. Romrell	Director	February 22, 2019
Larry E. Romrell

/s/Albert E. Rosenthaler	Director	February 22, 2019
Albert E. Rosenthaler

/s/J. David Wargo	Director	February 22, 2019
J. David Wargo