Form 10-Q
period 2019-03-31
Liberty TripAdvisor Holdings, Inc.
filed 2019-05-07
CIK 1606745

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2019

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

(Address, including zip code, of Registrant’s principal executive offices)

Registrant’s telephone number, including area code: (720) 875‑5200

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Series A common stock	LTRPA	The Nasdaq Stock Market LLC
Series B common stock	LTRPB	The Nasdaq Stock Market LLC

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

Indicate by check mark whether the registrant is a shell company as defined in Rule 12b-2 of the Exchange Act. Yes ☐    No ☒

The number of outstanding shares of Liberty TripAdvisor Holdings, Inc. common stock as of April 30, 2019 was:

	Series A	Series B
Liberty TripAdvisor Holdings, Inc. common stock	72,146,830	2,929,777

Part I – Financial Information

LIBERTY TRIPADVISOR HOLDINGS, INC.

Condensed Consolidated Balance Sheets

(unaudited)

	March 31,	December 31,
	2019	2018
	amounts in millions
Assets
Current assets:
Cash and cash equivalents	$787	672
Accounts receivable and contract assets, net of allowance for doubtful accounts of $23 million and $21 million, respectively	236	212
Other current assets	77	48
Total current assets	1,100	932
Property and equipment, net	157	154
Intangible assets not subject to amortization:
Goodwill	2,441	2,443
Trademarks	1,268	1,266
	3,709	3,709
Intangible assets subject to amortization, net	293	311
Other assets, at cost, net of accumulated amortization	195	118
Total assets	$5,454	5,224

             (continued)

See accompanying notes to condensed consolidated financial statements.

LIBERTY TRIPADVISOR HOLDINGS, INC.

Condensed Consolidated Balance Sheets (Continued)

(unaudited)

	March 31,	December 31,
	2019	2018
	amounts in millions
Liabilities and Equity
Current liabilities:
Deferred merchant and other payables	$274	179
Accrued liabilities	127	144
Current portion of debt (note 5)	222	220
Deferred revenue	101	63
Other current liabilities	30	7
Total current liabilities	754	613
Long-term debt (note 5)	268	267
Deferred income tax liabilities	332	325
Other liabilities	337	283
Total liabilities	1,691	1,488
Equity:
Preferred stock, $.01 par value. Authorized shares 50,000,000; no shares issued.	—	—
Series A common stock, $.01 par value. Authorized 200,000,000 shares; issued and outstanding 72,147,009 shares at March 31, 2019 and 72,146,903 at December 31, 2018	1	1
Series B common stock, $.01 par value. Authorized shares 7,500,000; issued and outstanding 2,929,777 shares at March 31, 2019 and December 31, 2018	—	—
Series C common stock, $.01 par value. Authorized 200,000,000 shares; no shares issued.	—	—
Additional paid-in capital	216	231
Accumulated other comprehensive earnings (loss), net of taxes	(29)	(29)
Retained earnings	132	133
Total stockholders' equity	320	336
Noncontrolling interests in equity of subsidiaries	3,443	3,400
Total equity	3,763	3,736
Commitments and contingencies (note 7)
Total liabilities and equity	$5,454	5,224

See accompanying notes to condensed consolidated financial statements.

LIBERTY TRIPADVISOR HOLDINGS, INC.

Condensed Consolidated Statements of Operations

(unaudited)

	Three months ended
	March 31,
	2019	2018
	amounts in millions, except
	per share amounts
Total revenue, net	$376	378
Operating costs and expenses:
Operating expense, including stock-based compensation (note 2)	94	87
Selling, general and administrative, including stock-based compensation (note 2)	224	243
Depreciation and amortization	42	39
	360	369
Operating income (loss)	16	9
Other income (expense):
Interest expense	(5)	(6)
Realized and unrealized gains (losses) on financial instruments, net	1	(23)
Other, net	4	1
	—	(28)
Earnings (loss) before income taxes	16	(19)
Income tax (expense) benefit	(5)	(16)
Net earnings (loss)	11	(35)
Less net earnings (loss) attributable to noncontrolling interests	13	(4)
Net earnings (loss) attributable to Liberty TripAdvisor Holdings, Inc. shareholders	$(2)	(31)

Basic net earnings (loss) attributable to Series A and Series B Liberty TripAdvisor Holdings, Inc. shareholders per common share (note 3):	$(0.03)	(0.41)
Diluted net earnings (loss) attributable to Series A and Series B Liberty TripAdvisor Holdings, Inc. shareholders per common share (note 3):	$(0.03)	(0.41)

See accompanying notes to condensed consolidated financial statements.

LIBERTY TRIPADVISOR HOLDINGS, INC.

Condensed Consolidated Statements of Comprehensive Earnings (Loss)

(unaudited)

	Three months ended
	March 31,
	2019	2018
	amounts in millions
Net earnings (loss)	$11	(35)
Other comprehensive earnings (loss), net of taxes:
Foreign currency translation adjustments	1	15
Other comprehensive earnings (loss)	1	15
Comprehensive earnings (loss)	12	(20)
Less comprehensive earnings (loss) attributable to the noncontrolling interests	14	8
Comprehensive earnings (loss) attributable to Liberty TripAdvisor Holdings, Inc. shareholders	$(2)	(28)

See accompanying notes to condensed consolidated financial statements.

LIBERTY TRIPADVISOR HOLDINGS, INC.

Condensed Consolidated Statements of Cash Flows

(unaudited)

	Three months ended
	March 31,
	2019	2018
	amounts in millions
Cash flows from operating activities:
Net earnings (loss)	$11	(35)
Adjustments to reconcile net earnings (loss) to net cash provided by operating activities
Depreciation and amortization	42	39
Stock-based compensation	30	30
Realized and unrealized (gains) losses on financial instruments, net	(1)	23
Deferred income tax expense (benefit)	6	(1)
Other noncash charges (credits), net	6	1
Changes in operating assets and liabilities
Current and other assets	(22)	(45)
Payables and other liabilities	109	161
Net cash provided (used) by operating activities	181	173
Cash flows from investing activities:
Capital expended for property and equipment, including internal-use software and website development	(17)	(15)
Purchases of short term investments and other marketable securities	(40)	(1)
Sales and maturities of short term investments and other marketable securities	15	44
Net cash provided (used) by investing activities	(42)	28
Cash flows from financing activities:
Borrowings of debt	—	5
Repayments of debt	—	(235)
Shares repurchased by subsidiary	—	(4)
Payment of withholding taxes on net share settlements of equity awards	(23)	(12)
Other financing activities, net	(1)	—
Net cash provided (used) by financing activities	(24)	(246)
Effect of foreign currency exchange rates on cash, cash equivalents and restricted cash	—	6
Net increase (decrease) in cash, cash equivalents and restricted cash	115	(39)
Cash, cash equivalents and restricted cash at beginning of period	672	695
Cash, cash equivalents and restricted cash at end of period	$787	656

See accompanying notes to condensed consolidated financial statements.

LIBERTY TRIPADVISOR HOLDINGS, INC.

Condensed Consolidated Statement of Equity

Three months ended March 31, 2019

(unaudited)

	Stockholders' equity

						Accumulated		Noncontrolling
					Additional	other		interest in
	Preferred	Common Stock			paid-in	comprehensive	Retained	equity of	Total
	Stock	Series A	Series B	Series C	capital	earnings (loss)	earnings	subsidiaries	equity
	amounts in millions
Balance at January 1, 2019	$—	1	—	—	231	(29)	133	3,400	3,736
Net earnings (loss)	—	—	—	—	—	—	(2)	13	11
Other comprehensive earnings (loss)	—	—	—	—	—	—	—	1	1
Stock-based compensation	—	—	—	—	9	—	—	24	33
Withholding taxes on net share settlements of stock-based compensation	—	—	—	—	(23)	—	—	—	(23)
Shares issued by subsidiary	—	—	—	—	(2)	—	—	2	—
Cumulative effect of accounting change (note 6)	—	—	—	—	—	—	1	2	3
Other, net	—	—	—	—	1	—	—	1	2
Balance at March 31, 2019	$—	1	—	—	216	(29)	132	3,443	3,763

See accompanying notes to condensed consolidated financial statements.

LIBERTY TRIPADVISOR HOLDINGS, INC.

Condensed Consolidated Statement of Equity

Three months ended March 31, 2018

(unaudited)

	Stockholders' equity

						Accumulated		Noncontrolling
					Additional	other		interest in
	Preferred	Common Stock			paid-in	comprehensive	Retained	equity of	Total
	Stock	Series A	Series B	Series C	capital	earnings (loss)	earnings	subsidiaries	equity
	amounts in millions
Balance at January 1, 2018	$—	1	—	—	250	(23)	196	3,329	3,753
Net earnings (loss)	—	—	—	—	—	—	(31)	(4)	(35)
Other comprehensive earnings (loss)	—	—	—	—	—	3	—	12	15
Stock-based compensation	—	—	—	—	8	—	—	25	33
Withholding taxes on net share settlements of stock-based compensation	—	—	—	—	(12)	—	—	—	(12)
Shares issued by subsidiary	—	—	—	—	(4)	—	—	4	—
Shares repurchased by subsidiary	—	—	—	—	(2)	—	—	(8)	(10)
Cumulative effect of accounting change	—	—	—	—	—	—	1	3	4
Balance at March 31, 2018	$—	1	—	—	240	(20)	166	3,361	3,748

See accompanying notes to condensed consolidated financial statements.

LIBERTY TRIPADVISOR HOLDINGS, INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

(1) Basis of Presentation

During October 2013, the Board of Directors of Liberty Interactive Corporation and its subsidiaries (“Liberty”) (subsequently renamed Qurate Retail, Inc. (“Qurate Retail”)) authorized a plan to distribute to the stockholders of Liberty’s then-outstanding Liberty Ventures common stock shares of a wholly‑owned subsidiary, Liberty TripAdvisor Holdings, Inc. (“TripCo,” “Consolidated TripCo,” the “Company,” “we,” “our” or “us,” unless the context otherwise requires) (the “TripCo Spin‑Off”). TripCo does not have any operations outside of its controlling interest in its subsidiary TripAdvisor, Inc. (“TripAdvisor”) and its former wholly owned subsidiary, BuySeasons, Inc. (“BuySeasons”), which was sold on June 30, 2017. TripAdvisor’s financial performance tends to be seasonally highest in the second and third quarters of a given year, which includes the seasonal peak in consumer demand, traveler hotel and rental stays, and travel activities and experiences taken, compared to the first and fourth quarters, which represent seasonal low points.

The accompanying (a) condensed consolidated balance sheet as of December 31, 2018, which has been derived from audited financial statements, and (b) the interim unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and the instructions to Form 10‑Q and Article 10 of Regulation S‑X as promulgated by the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of the results for such periods have been included. Additionally, certain prior period amounts have been reclassified for comparability with the current period presentation. The results of operations for any interim period are not necessarily indicative of results for the full year. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes for the year ended December 31, 2018 as presented in the Company’s Annual Report on Form 10-K for the year ended December 31, 2018.

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

Under these agreements, approximately $1 million was reimbursable to Liberty Media for both of the three months ended March 31, 2019 and 2018.

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

Included in the accompanying condensed consolidated statements of operations are the following amounts of stock‑based compensation, the majority of which relates to TripAdvisor as discussed below:

	Three months ended
	March 31,
	2019	2018
	amounts in millions
Operating expense	$12	12
Selling, general and administrative expense	18	18
	$30	30

Stock-based compensation expense related to TripAdvisor was $27 million and $29 million for the three months ended March 31, 2019 and 2018, respectively.

LIBERTY TRIPADVISOR HOLDINGS, INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

TripCo - Outstanding Awards

The following tables present the number and weighted average exercise price (“WAEP”) of the Awards to purchase TripCo common stock granted to certain officers, employees and directors of the Company, as well as the weighted average remaining contractual life and aggregate intrinsic value of the Awards.

Weighted
average
			remaining	Aggregate
			contractual	intrinsic
	Series A	WAEP	life	value
	in thousands		in years	in millions
Outstanding at January 1, 2019	570	$15.40
Granted	—	$—
Exercised	—	$—
Forfeited/Cancelled	—	$—
Outstanding at March 31, 2019	570	$15.40	3.0	$1
Exercisable at March 31, 2019	509	$14.87	2.5	$1

			Weighted
			average
			remaining	Aggregate
			contractual	intrinsic
	Series B	WAEP	life	value
	in thousands		in years	in millions
Outstanding at January 1, 2019	1,797	$27.83
Granted	27	$14.28
Exercised	—	$—
Forfeited/Cancelled	—	$—
Outstanding at March 31, 2019	1,824	$27.63	5.8	$—
Exercisable at March 31, 2019	899	$27.83	5.7	$—

During the three months ended March 31, 2019, TripCo granted 27 thousand options to purchase shares of Series B TripCo common stock and 35 thousand performance-based RSUs of Series B TripCo common stock to our CEO. Such options had a GDFV of $6.41 per share. The RSUs had a GDFV of $14.17 per share at the time they were granted. The options vest on December 31, 2019, and the RSUs cliff vest in one year, subject to the satisfaction of certain performance objectives. Performance objectives, which are subjective, are considered in determining the timing and amount of the compensation expense recognized. When the satisfaction of the performance objectives becomes probable, the Company records compensation expense. The probability of satisfying the performance objectives is assessed at the end of each reporting period.

There were no options to purchase shares of Series A common stock granted during the three months ended March 31, 2019.

As of March 31, 2019, the total unrecognized compensation cost related to unvested Awards was approximately $4 million. Such amount will be recognized in the Company's consolidated statements of operations over a weighted average period of approximately one year.

As of March 31, 2019, TripCo reserved 2.4 million shares of Series A and Series B common stock for issuance under exercise privileges of outstanding stock Awards.

LIBERTY TRIPADVISOR HOLDINGS, INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

TripAdvisor Equity Grant Awards

The following table presents the number and WAEP of the Awards to purchase TripAdvisor common stock granted to certain officers, employees and directors of TripAdvisor.

			Weighted
			average
	TripAdvisor		remaining	Aggregate
	stock		contractual	intrinsic
	options	WAEP	life	value
	in thousands		in years	in millions
Outstanding at January 1, 2019	6,041	$54.00
Granted	537	$54.16
Exercised	(109)	$42.66
Cancelled or expired	(83)	$72.11
Outstanding at March 31, 2019	6,386	$53.97	6.5	$37
Exercisable at March 31, 2019	3,453	$60.63	4.8	$14

The weighted average GDFV of options granted was $22.32 for the three months ended March 31, 2019.

As of March 31, 2019, the total unrecognized compensation cost related to unvested TripAdvisor stock options was approximately $44 million and will be recognized over a weighted average period of approximately 3.0 years. The total intrinsic value of stock options exercised was $1 million and $3 million for the three months ended March 31, 2019 and 2018, respectively.

Additionally, during the three months ended March 31, 2019, TripAdvisor granted 2,391 thousand of primarily service-based restricted stock units (“RSUs”) and market-based restricted stock units (“MSUs”) under the 2018 Stock and Annual Incentive Plan. The RSUs’ fair value was measured based on the quoted price of TripAdvisor common stock at the date of grant. As the MSUs provide for vesting based upon TripAdvisor’s total shareholder return, or “TSR,” performance, the potential outcomes of future stock prices and TSR of TripAdvisor and the Nasdaq Composite Total Return Index, was used to calculate the GDFV of these awards. The weighted average GDFV for RSUs and MSUs granted during the three months ended March 31, 2019 was $54.21 per share. As of March 31, 2019, the total unrecognized compensation cost related to TripAdvisor RSUs and MSUs was approximately $320 million and will be recognized over a weighted average period of approximately 3.0 years.

(3) Earnings (Loss) Per Common Share (EPS)

Basic earnings (loss) per common share (“EPS”) is computed by dividing net earnings (loss) attributable to TripCo shareholders by the weighted average number of common shares outstanding (“WASO”) for the period. Diluted EPS presents the dilutive effect on a per share basis of potential common shares as if they had been converted at the beginning

LIBERTY TRIPADVISOR HOLDINGS, INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

of the periods presented. Excluded from EPS for both the three months ended March 31, 2019 and 2018 are 2 million potential common shares, because their inclusion would be antidilutive.

	Liberty TripAdvisor Holdings Common Stock
	Three months ended
	March 31,
	2019	2018
	number of shares in millions
Basic WASO	75	75
Potentially dilutive shares	—	—
Diluted WASO	75	75

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

The Company’s assets and liabilities measured at fair value are as follows:

	March 31, 2019			December 31, 2018
		Quoted prices	Significant		Quoted prices	Significant
		in active	other		in active	other
		markets for	observable		markets for	observable
		identical assets	inputs		identical assets	inputs
Description	Total	(Level 1)	(Level 2)	Total	(Level 1)	(Level 2)
	amounts in millions
Cash equivalents	$99	79	20	145	140	5
Marketable securities	$40	—	40	15	—	15
Variable postpaid forward	$21	—	21	20	—	20

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

(5) Debt

Outstanding debt at March 31, 2019 and December 31, 2018 is summarized as follows:

	March 31,	December 31,
	2019	2018
	amounts in millions
TripCo margin loans	$222	220
TripCo variable postpaid forward	268	267
TripAdvisor Credit Facilities	—	—
Total consolidated TripCo debt	$490	487
Debt classified as current	(222)	(220)
Total long-term debt	$268	267

TripCo Margin Loans and Variable Postpaid Forward

On August 21, 2014, a wholly owned subsidiary of TripCo (“TripSPV”) entered into two margin loan agreements, which aggregated total borrowings of $400 million. Interest on the margin loans accrued at a rate of 3.25% plus LIBOR per year. Interest on the margin loans was paid in kind and added to the principal amount on the loans.

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

On June 23, 2016, TripCo amended the terms of the margin loan agreements with respect to the remaining borrowings of $200 million. Common Stock and Class B Common Stock of TripAdvisor were pledged as collateral pursuant to these agreements. Each agreement contains language that indicates that the Company, as borrower and transferor of underlying shares as collateral, has the right to exercise all voting, consensual and other powers of ownership pertaining to the transferred shares for all purposes, provided that TripCo agrees that it will not vote the shares in any manner that would reasonably be expected to give rise to transfer or certain other restrictions. Similarly, the loan agreements indicate that no lender party shall have any voting rights with respect to the shares transferred, except to the extent that a lender party buys any shares in a sale or other disposition made pursuant to the terms of the loan agreements. The agreements also contain certain restrictions related to additional indebtedness and margin calls. The initial margin call would require the outstanding balance to be reduced to $150 million if at any time the closing price per share of TripAdvisor common stock were to fall below a certain minimum value. On November 7, 2017, pursuant to another amendment to the margin loan agreements, interest on the margin loans accrued at a rate of 2.4% plus LIBOR per year. The interest can be paid in kind or cash at the election of TripCo. The Company expects that interest on the loan will be paid in kind and added to the principal amount

LIBERTY TRIPADVISOR HOLDINGS, INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

on the loan. The term of the loan is three years and the maturity date is June 21, 2019. Accordingly, the loans are classified as current as of March 31, 2019.

During the three months ended March 31, 2019, TripCo recorded $3 million and $1 million of non-cash interest related to the amended margin loans and variable postpaid forward, respectively.

As of March 31, 2019, the values of TripAdvisor’s shares pledged as collateral pursuant to the margin loan agreements and variable postpaid forward, determined based on the trading price of the Common Stock and on an as-if converted basis for the Class B Common Stock, are as follows:

	Number of Shares
	Pledged as
	Collateral as of	Share value as of
Pledged Collateral	March 31, 2019	March 31, 2019
	amounts in millions
Common Stock	18.2	$934
Class B Common Stock	12.8	$659

The outstanding margin loans contain various affirmative and negative covenants that restrict the activities of the borrower. The loan agreements do not include any financial covenants.

TripAdvisor Credit Facilities

TripAdvisor is party to a credit agreement, with a group of lenders, which, among other things, provides for a $1.2 billion unsecured revolving credit facility (the “2015 Credit Facility”) with a maturity date of May 12, 2022. Borrowings under the 2015 Credit Facility generally bear interest, at TripAdvisor’s option, at a rate per annum equal to either (i) the Eurocurrency Borrowing rate, or the adjusted LIBOR for the interest period in effect for such borrowing; plus an applicable margin ranging from 1.25% to 2.00%, based on TripAdvisor’s leverage ratio; or (ii) the Alternate Base Rate Borrowing, which is the greatest of (a) the Prime Rate in effect on such day, (b) the New York Fed Bank Rate in effect on such day plus 1/2 of 1.00% per annum and (c) the Adjusted LIBOR (or LIBOR multiplied by the Statutory Reserve Rate) for an interest period of one month plus 1.00%; in addition to an applicable margin ranging from 0.25% to 1.00%, based on TripAdvisor’s leverage ratio. TripAdvisor may borrow from the 2015 Credit Facility in U.S. dollars, Euros and British pound sterling. In addition, TripAdvisor’s 2015 Credit Facility includes $15 million of borrowing capacity available for letters of credit and $40 million for Swing Line borrowings on same-day notice. As of March 31, 2019, TripAdvisor had issued $3 million of outstanding letters of credit under the 2015 Credit Facility. TripAdvisor is also required to pay a quarterly commitment fee, at an applicable rate ranging from 0.15% to 0.30%, on the daily unused portion of the revolving credit facility for each fiscal quarter and additional fees in connection with the issuance of letters of credit. As of March 31, 2019, TripAdvisor’s unused revolver capacity was subject to a commitment fee of 0.15%, given TripAdvisor’s leverage ratio.

As of both March 31, 2019 and December 31, 2018, TripAdvisor had no outstanding borrowings under the 2015 Credit Facility. During the three months ended March 31, 2018, TripAdvisor made a net repayment of $230 million on the 2015 Credit Facility. These net repayments were primarily made from a one-time cash repatriation of $325 million of foreign earnings to the United States during the  first quarter of 2018. For both the three months ended March 31, 2019 and 2018, TripAdvisor recorded total interest expense and commitment fees on the 2015 Credit Facility of $1 million to interest expense on its condensed consolidated statement of operations. All unpaid interest and commitment fee amounts as of March 31, 2019 and December 31, 2018 were not material.

LIBERTY TRIPADVISOR HOLDINGS, INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

There is no specific repayment date prior to the maturity date for any borrowings under this credit agreement. TripAdvisor may voluntarily repay any outstanding borrowing under the 2015 Credit Facility at any time without premium or penalty, other than customary breakage costs with respect to Eurocurrency loans. Additionally, TripAdvisor believes that the likelihood of the lender exercising any subjective acceleration rights, which would permit the lenders to accelerate repayment of any outstanding borrowings, is remote. As such, TripAdvisor classifies any borrowings under this facility as long-term debt. The 2015 Credit Facility contains a number of covenants that, among other things, restrict TripAdvisor’s ability to: incur additional indebtedness, create liens, enter into sale and leaseback transactions, engage in mergers or consolidations, sell or transfer assets, pay dividends and distributions, make investments, loans or advances, prepay certain subordinated indebtedness, make certain acquisitions, engage in certain transactions with affiliates, amend material agreements governing certain subordinated indebtedness, and change its fiscal year. The 2015 Credit Facility also requires TripAdvisor to maintain a maximum leverage ratio and contains certain customary affirmative covenants and events of default, including a change of control. If an event of default occurs, the lenders under the 2015 Credit Facility will be entitled to take various actions, including the acceleration of all amounts due under the 2015 Credit Facility.

TripAdvisor also maintains two credit facilities in China (jointly, the “TripAdvisor Chinese Credit Facilities”) as of March 31, 2019. TripAdvisor’s Chinese subsidiary is party to a $30 million, one-year revolving credit facility with Bank of America that is currently subject to review on a periodic basis with no specific expiration period. TripAdvisor is also party to a RMB 70,000,000 (approximately $10 million) one-year revolving credit facility with J.P. Morgan Chase Bank. TripAdvisor’s Chinese Credit Facilities generally bear interest at a rate based on the People’s Bank of China benchmark, including certain adjustments which may be made in accordance with market conditions at the time of borrowing. As of March 31, 2019 and December 31, 2018, there were no outstanding borrowings under the TripAdvisor Chinese Credit Facilities.

Debt Covenants

As of March 31, 2019, each of the Company and TripAdvisor was in compliance with its respective debt covenants.

(6) Leases

In February 2016 and subsequently, the Financial Accounting Standards Board (“FASB”) issued new guidance which revises the accounting for leases (“ASC 842”). Under the new guidance, entities that lease assets are required to recognize assets and liabilities on the balance sheet related to the rights and obligations created by those leases regardless of whether they are classified as finance or operating leases. In addition, new disclosures are required to meet the objective of enabling users of the financial statements to better understand the amount, timing, and uncertainty of cash flows arising from leases. We adopted this guidance on January 1, 2019 and elected the optional transition method that allowed for a cumulative-effect adjustment in the period of adoption.  Results for reporting periods beginning after January 1, 2019 are presented under the new guidance, while prior period amounts were not adjusted and continue to be reported under the accounting standards in effect for those periods.

We elected the following practical expedients that are available in transition upon the adoption of ASC 842 and for ongoing accounting policy: 1) the “practical expedients package of three”, which allows us to not reassess the following: a) whether any expired or existing contracts are or contain a  lease as of the adoption date, b) the lease classification of any expired or existing leases as of the adoption date; and c) the accounting treatment for initial direct costs for existing leases as of the adoption date; 2) the “short-term lease recognition exemption”, which allows entities to forego recognition of right-of-use (“ROU”) assets and lease liabilities for leases with a lease term of twelve months or less and which also do not include an option to renew the lease term that the entity is reasonably certain to exercise; 3) elect by asset class as an accounting policy, to combine  lease and non-lease components as a single component and subsequently account for the combined single component as the lease component; and 4) apply the portfolio approach to similar types of leases where

LIBERTY TRIPADVISOR HOLDINGS, INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

the Company does not reasonably expect the outcome to differ materially from applying the new guidance to individual leases.

TripAdvisor’s lease contracts contain both lease and non-lease components. TripAdvisor accounts separately for the lease and non-lease components of office space leases and certain other leases, such as data center leases. However, for certain categories of equipment leases, such as network equipment and others, TripAdvisor accounts for the lease and non-lease components as a single lease component. Additionally, for certain equipment leases that have similar characteristics, TripAdvisor applies a portfolio approach to effectively account for operating lease ROU assets and lease liabilities, hence TripAdvisor does not expect the outcome to differ materially from applying the new guidance to individual leases.

The adoption of ASC 842 did not have a material impact to our consolidated statement of operations and statement of cash flows during the three months ended March 31, 2019. The effect of the adoption on our unaudited condensed consolidated balance sheet as of January 1, 2019 for the adoption of ASC 842 is as follows:

	Balance at December 31, 2018	Adjustments due to ASC 842	Balance at January 1, 2019
	in millions
Assets:
Other current assets	$48	(3)	45
Property and equipment, net	$154	8	162
Other assets, at cost, net of accumulated amortization	$118	73	191

Liabilities:
Accrued liabilities	$144	21	165
Deferred income tax liabilities	$325	1	326
Other liabilities	$283	53	336
Retained earnings	$133	1	134
Noncontrolling interests in equity of subsidiaries	$3,400	2	3,402

Operating Leases

TripAdvisor leases office space in a number of countries around the world under non-cancelable lease agreements. TripAdvisor’s office space leases, exclusive of its Corporate Headquarters Lease, are operating leases. Operating lease ROU assets and operating lease liabilities are recognized at the lease commencement date, or the date the lessor makes the leased asset available for use, based on the present value of the lease payments over the lease term using TripAdvisor’s estimated incremental borrowing rate.

TripAdvisor’s office space operating leases expire at various dates with the latest maturity in June 2027. Certain leases include options to extend the lease term for up to 5 years and/or terminate the leases within 1 year, which TripAdvisor includes in the lease terms if it is reasonably certain to exercise these options.

Finance Lease

In June 2013, TripAdvisor entered into its Corporate Headquarters Lease and pursuant to that lease, the landlord built an approximately 280,000 square foot rental building in Needham, Massachusetts (the “Premises”) and leased the Premises to TripAdvisor as its new corporate headquarters for an initial term of 15 years and 7 months or through December 2030. TripAdvisor also has an option to extend the term of the Corporate Headquarters Lease for two consecutive terms of five years each. As required under the transition guidance in ASC 842, TripAdvisor assessed the lease classification for its

LIBERTY TRIPADVISOR HOLDINGS, INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Corporate Headquarters Lease and concluded it should be classified and accounted for as a finance lease upon adoption on January 1, 2019. Accordingly, on January 1, 2019, TripAdvisor derecognized the previous assets and liabilities associated with the Corporate Headquarters Lease’s previous build-to-suit designation, with the exception of prepaid rent, as discussed below, and recognized an ROU asset and a finance lease liability of $114 million and $88 million, respectively, on its condensed consolidated balance sheet. The difference between the ROU asset and lease liability consists of net assets and liabilities of $26 million, primarily related to structural improvements paid by TripAdvisor, net of tenant incentives and accumulated amortization, which is classified as net prepaid rent under the new guidance.

Finance lease ROU assets and finance lease liabilities commencing after January 1, 2019 are recognized similar to an operating lease, at the lease commencement date or the date the lessor makes the leased asset available for use. Finance lease ROU assets are generally amortized on a straight-line basis over the lease term, and the carrying amount of the finance lease liabilities are (1) accreted to reflect interest using the incremental borrowing rate if the rate implicit in the lease is not readily determinable, and (2) reduced to reflect lease payments made during the period. Amortization expense for finance lease ROU assets and interest accretion on finance lease liabilities are recorded to depreciation and interest expense, respectively, in the condensed consolidated statements of operations.

The components of lease expense during the three months ended March 31, 2019 were as follows:

Three months ended
March 31, 2019
in millions
Operating lease cost (1)	$6
Finance lease cost:
Amortization of right-of-use assets (2)	2
Interest on lease liabilities (3)	1
Total finance lease cost	$3
Sublease income (1)	(1)
Total lease cost, net	$8

(1)	Included in operating expense, including stock-based compensation in the condensed consolidated statement of operations.
(2)	Included in depreciation expense in the condensed consolidated statement of operations.
(3)	Included in interest expense in the condensed consolidated statement of operations.

LIBERTY TRIPADVISOR HOLDINGS, INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Supplemental balance sheet information related to leases is as follows:

March 31,
2019
in millions
Operating leases:
Operating lease right-of-use assets (1)	$73

Current operating lease liabilities (2)	$18
Operating lease liabilities (3)	67
Total operating lease liabilities	$85

Finance Lease:
Finance lease right-of-use assets (4)	$112

Current finance lease liabilities (2)	$5
Finance lease liabilities (3)	82
Total finance lease liabilities	$87

(1)	Included in other assets, at cost, net of accumulated amortization in the condensed consolidated balance sheet.
(2)	Included in other current liabilities in the condensed consolidated balance sheet.
(3)	Included in other liabilities in the condensed consolidated balance sheet.
(4)	Included in property and equipment, net in the condensed consolidated balance sheet.

LIBERTY TRIPADVISOR HOLDINGS, INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Additional information related to leases during the three months ended March 31, 2019 is as follows:

Three months ended
March 31, 2019
in millions
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$7
Operating cash flows from finance lease	$1
Financing cash flows from finance lease	$1
Right-of-use assets obtained in exchange for lease liabilities:
Operating leases	$91
Finance lease	$88

As of March 31, 2019
Weighted-average remaining lease term
Operating leases	4.8 years
Finance lease	11.8 years
Weighted-average discount rate
Operating leases	4.46%
Finance lease	4.49%

Future lease payments under non-cancellable leases as of March 31, 2019 were as follows:

	Operating Leases	Finance Lease
	in millions
Remainder of 2019	$17	6
2020	21	9
2021	19	10
2022	17	10
2023	11	10
Thereafter	9	67
Total future lease payments	$94	112
Less: imputed interest	(9)	(25)
Total	$85	87

As of March 31, 2019, we did not have any additional operating or finance leases that have not yet commenced but that create significant rights and obligations for us.

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

LIBERTY TRIPADVISOR HOLDINGS, INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

of management, it is expected that amounts, if any, which may be required to satisfy such contingencies will not be material in relation to the accompanying condensed consolidated financial statements.

(8) Segment Information

TripCo, through its ownership interests in TripAdvisor, is primarily engaged in the online commerce industries. TripCo identifies its reportable segments as (A) those operating segments that represent 10% or more of its consolidated annual revenue, annual adjusted operating income before depreciation and amortization (“Adjusted OIBDA”) or total assets and (B) those equity method affiliates whose share of earnings represent 10% or more of TripCo’s annual pre‑tax earnings.

During the first quarter of 2019, as part of a continuous review of our business, we realigned our reportable segment information which our chief operating decision maker, or CODM, regularly assesses to evaluate performance for operating decision-making purposes, including evaluation and allocation of resources.

The revised segment reporting structure includes the following reportable segments: (1) Hotels, Media & Platform; and (2) Experiences & Dining. All prior period segment disclosure information has been reclassified to conform to the current reporting structure in this Form 10-Q. These reclassifications had no effect on our condensed consolidated financial statements in any period.

TripCo evaluates performance and makes decisions about allocating resources to its operating segments based on financial measures such as revenue, Adjusted OIBDA, gross margin, and revenue or sales per customer equivalent. In addition, TripCo reviews nonfinancial measures such as unique website visitors, conversion rates and active customers, as appropriate.

Beginning in the first quarter of 2019, we have identified the following as reportable segments:

•

Hotels, Media & Platform – includes the following revenue sources: (1) TripAdvisor-branded hotels revenue – primarily consisting of TripAdvisor-branded hotel metasearch auction-based revenue, transaction revenue from TripAdvisor’s hotel instant booking feature, subscription-based advertising revenue and media advertising placements revenue; and (2) TripAdvisor-branded display and platform revenue – consisting of TripAdvisor-branded display-based revenue. All direct general and administrative costs are included in the applicable business, however, all corporate general and administrative costs are included in the Hotels, Media & Platform reportable segment. In addition, the Hotels, Media & Platform reportable segment includes all TripAdvisor-related brand advertising expenses (primarily television advertising) and technical infrastructure and other costs supporting the TripAdvisor platform.

•

Experiences & Dining – TripAdvisor provides information and services for consumers to research, book and experience activities and attractions in popular travel destinations both through Viator, TripAdvisor’s dedicated Experiences business, and on TripAdvisor’s website and mobile apps.  TripAdvisor generates commissions for each booking transaction it facilitates through its online reservation system. TripAdvisor also provides information and services for consumers to research and book restaurants in popular travel destinations through its dedicated reservations business, TheFork, and on TripAdvisor websites and mobile apps.

TripAdvisor’s accounting policies are the same as those described in the Company’s Summary of Significant Accounting Policies included in the Annual Report on Form 10-K for the year ended December 31, 2018.

LIBERTY TRIPADVISOR HOLDINGS, INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Performance Measures

TripAdvisor disaggregates revenue from contracts with customers into major products/revenue sources. TripAdvisor has determined that disaggregating revenue into these categories achieves the disclosure objective to depict how the nature, amount, timing and uncertainty of revenue and cash flows are affected by economic factors. Revenue is recognized primarily at a point in time for all reported segments.

	Three months ended
	March 31,
	2019	2018
	(in millions)
Hotels, Media & Platform
TripAdvisor-branded hotels	$216	217
TripAdvisor-branded display and platform	38	36
Total Hotels, Media & Platform	254	253

Experiences & Dining	80	62
Corporate and other	42	63
Total Revenue	$376	378

The following table provides information about the opening and closing balances of accounts receivable and contract assets from contracts with customers (in millions):

	March 31,	December 31,
	2019	2018
Accounts receivable	$227	205
Contract assets	9	7
Total	$236	212

Accounts receivable are recognized when the right to consideration becomes unconditional. Contract assets are rights to consideration in exchange for services that TripAdvisor has transferred to a customer when that right is conditional on something other than the passage of time, such as commission payments that are contingent upon the completion of the service by the principal in the transaction. Contract liabilities generally include payments received in advance of performance under the contract, and are realized as revenue as the performance obligation to the customer is satisfied, which TripAdvisor presents as deferred revenue on its consolidated balance sheets. As of January 1, 2019 and 2018, TripAdvisor had $63 million and $59 million, respectively, recorded as deferred revenue on its condensed consolidated balance sheet, of which $34 million and $32 million was recognized in revenue during the three months ended March 31, 2019 and 2018, respectively. The difference between the opening and closing balances of TripAdvisor’s deferred revenue primarily results from the timing differences between when TripAdvisor receives customer payments and the time in which TripAdvisor satisfies its performance obligations. The difference between the opening and closing balances of TripAdvisor’s contract assets primarily results from the timing difference between when TripAdvisor satisfies its performance obligations and the time when the principal completes the service in the transaction. There were no significant changes in contract assets or deferred revenue during the three months ended March 31, 2019 and 2018 related to business combinations, impairments, cumulative catch-ups or other material adjustments.

LIBERTY TRIPADVISOR HOLDINGS, INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

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

Adjusted OIBDA is summarized as follows:

	Three months ended
	March 31,
	2019	2018
	amounts in millions
Hotels, Media & Platforms	$105	77
Experiences & Dining	(24)	(4)
Corporate and other	7	5
Consolidated TripCo	$88	78

In addition, we do not report assets, capital expenditures and related depreciation expense by segment as our CODM does not use this information to evaluate operating segments. Accordingly, we do not regularly provide such information by segment to our CODM.

The following table provides a reconciliation of Consolidated segment Adjusted OIBDA to Operating income (loss) and Earnings (loss) before income taxes:

	Three months ended
	March 31,
	2019	2018
	amounts in millions
Consolidated segment Adjusted OIBDA	$88	78
Stock-based compensation	(30)	(30)
Depreciation and amortization	(42)	(39)
Operating income (loss)	16	9
Interest expense	(5)	(6)
Realized and unrealized gain (losses) on financial instruments, net	1	(23)
Other, net	4	1
Earnings (loss) before income taxes	$16	(19)

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

For additional risk factors, please see Part I, Item 1A of the Annual Report on Form 10-K for the year ended December 31, 2018, as well as Part II. Item 1A. Risk Factors of this Quarterly Report on Form 10-Q. These forward-looking statements and such risks, uncertainties and other factors speak only as of the date of this Quarterly Report, and we expressly disclaim any obligation or undertaking to disseminate any updates or revisions to any forward-looking statement contained herein, to reflect any change in our expectations with regard thereto, or any other change in events, conditions or circumstances on which any such statement is based.

The following discussion and analysis provides information concerning our results of operations and financial condition. This discussion should be read in conjunction with our accompanying condensed consolidated financial statements and the notes thereto.

Overview

The accompanying financial statements and the other information herein refer to Liberty TripAdvisor Holdings, Inc. as “TripCo,” “Consolidated TripCo,” the “Company,” “us,” “we” and “our” unless the context otherwise requires.  We own an approximate 22% economic interest and 57% voting interest in TripAdvisor as of March 31, 2019.  All significant intercompany accounts and transactions have been eliminated in the accompanying condensed consolidated financial statements.

During the first quarter of 2019, as part of a continuous review of our business, we realigned the reportable segment information which our chief operating decision maker, or CODM, regularly assesses to evaluate performance for operating decision-making purposes, including evaluation and allocation of resources. The revised segment reporting structure includes the following reportable segments: (1) Hotels, Media & Platform; and (2) Experiences & Dining. All prior period segment disclosure information has been reclassified to conform to the current reporting structure in this Form 10-Q. These reclassifications had no effect on our condensed consolidated financial statements in any period.

Results of Operations—Consolidated—March 31, 2019 and 2018

General.  We provide in the tables below information regarding our consolidated Operating Results and Other Income and Expense.

	Three months ended
	March 31,
	2019	2018
	amounts in millions
Revenue
Hotels, Media & Platforms	$254	253
Experiences & Dining	80	62
Corporate and other	42	63
Total revenue	376	378
Operating expense	82	75
SG&A	206	225
Stock-based compensation	30	30
Depreciation and amortization	42	39
Operating income	16	9
Other income (expense):
Interest expense	(5)	(6)
Realized and unrealized gains (losses) on financial instruments, net	1	(23)
Other, net	4	1
	—	(28)
Earnings (loss) before income taxes	16	(19)
Income tax (expense) benefit	(5)	(16)
Net earnings (loss)	$11	(35)

Adjusted OIBDA	$88	78

Revenue

TripAdvisor’s Hotels, Media & Platforms revenue increased  $1 million during the three months ended March 31, 2019, when compared to the same period in the prior year. The increase in Hotels, Media & Platforms revenue is detailed as follows:

	Three months ended
	March 31,
	2019	2018
	amounts in millions
TripAdvisor-branded hotels	$216	217
TripAdvisor-branded display and platform	38	36
Total Hotels, Media & Platform	$254	253

TripAdvisor-branded hotels revenue includes hotel metasearch auction as well as other click-based and subscription-based advertising services that are offered to travel partners. TripAdvisor’s travel partners are predominately online travel agencies and hoteliers. For the three months ended March 31, 2019 and 2018, 85% and 86%, respectively, of TripAdvisor’s Hotels, Media & Platform revenue was derived from TripAdvisor-branded hotels revenue. TripAdvisor-branded hotels revenue decreased $1 million during the three months ended March 31, 2019, when compared to the same period in 2018, primarily due to lower international demand in TripAdvisor’s hotel metasearch, partially offset by an increase from hotel-related media advertising placements that enable hotels to enhance their visibility on TripAdvisor hotel pages.

Revenue per hotel shopper increased during the three months ended March 31, 2019, which was offset by a decline in average monthly unique hotel shoppers of approximately the same proportion during the three months ended March 31, 2019, when compared to the same period in 2018. Revenue per hotel shopper grew primarily due to product enhancements and higher-quality hotel shopper leads sent to travel partners, partially offset by a greater percentage of hotel shoppers visiting TripAdvisor-branded websites and apps on mobile phones, which TripAdvisor continued to experience during the first quarter of 2019.  The decrease in average monthly unique hotel shoppers was primarily due to TripAdvisor’s continued reduction of direct marketing spend on TripAdvisor’s least-profitable paid online marketing campaigns, partially offset by the aforementioned general trend of an increasing number of hotel shoppers visiting on mobile phones.

Subscription-based advertising revenue was relatively flat during the three months ended March 31, 2019, when compared to the same period in 2018.

TripAdvisor-branded display-based advertising revenue increased by $2 million or 6%, during the three months ended March 31, 2019, when compared to the same period in 2018, primarily due to an increase in pricing, partially offset by a decrease in impressions sold and the general trend of an increasing percentage of traffic visiting TripAdvisor’s websites and apps on mobile phones, which yield smaller impression opportunities due to the smaller screen size.

Experiences & Dining segment revenue increased by $18 million or 29% during the three months ended March 31, 2019, when compared to the same period in 2018, primarily driven by growth in Experiences and Restaurants bookings and Restaurants click-based media advertising placement revenue,  partially offset, to a lesser extent, by unfavorable foreign currency fluctuation impacts, when compared to the same period in 2018.

Experiences revenue growth was driven by increased demand on free and paid traffic sources, overall bookings growth, including TripAdvisor-sourced bookings growth and mobile bookings growth,  and bookable supply growth. Another contributing factor is the improved shopping experience enabled by the investment in TripAdvisor’s new supplier platform launched in the fourth quarter of 2018, which has increased the efficiency with which suppliers can participate and market their bookable experiences, thereby offering consumers a greater selection of travel activities and experiences. Restaurants growth was driven by seated diner growth, mobile bookings growth, user experience improvements, increases in the bookable supply of restaurant listings as well as increased bookings sourced on TripAdvisor, and click-based media advertising placement revenue growth.

Corporate and other revenue, which primarily includes click-based advertising and display-based advertising revenue from rentals, flights/cruise and non-TripAdvisor branded websites, such as www.smartertravel.com, www.bookingbuddy.com, www.cruisecritic.com and www.onetime.com, decreased by $21 million or 33% during the three months ended March 31, 2019, when compared to the same period in 2018. This was primarily driven by the elimination of some marginal and unprofitable revenue within these offerings, as well as strategic resource re-allocation of investment across other areas of TripAdvisor’s business and continued competition in the Rentals offering.

Operating expense

The most significant driver of operating expense is technology and content costs, which increased $6 million during the three months ended March 31, 2019,  when compared to the same period in 2018. The increases were primarily due to increased personnel and overhead costs to support the business growth of TripAdvisor’s Experiences & Dining businesses, partially offset by a decrease in personnel and overhead costs in TripAdvisor’s other businesses, as a result of strategic personnel re-allocation across TripAdvisor’s businesses.

Selling, general and administrative

The most significant driver of selling, general and administrative expense is selling and marking costs, which consist of direct selling and marketing costs and indirect costs, such as personnel and overhead. Selling and marketing costs decreased $19 million during the three months ended March 31, 2019, when compared to the same periods in 2018,  primarily due to an overall decrease in search engine marketing and other online traffic acquisition costs, specifically in TripAdvisor’s Hotels, Media & Platform and other businesses, partially offset by increased search engine marketing and other online traffic acquisition costs in TripAdvisor’s Experiences & Dining businesses due to strategic acceleration of investment in these businesses, as well as, to a lesser extent, an overall increase in TripAdvisor’s television advertising campaign spend of $6 million during the three months ended March 31, 2019.

Operating Income (Loss).  Our consolidated operating results increased by $7 million during the three months ended March 31, 2019, as compared to the corresponding period in the prior year. Operating income was impacted by the above explanations, combined with an increase in depreciation and amortization expense of $3 million due to increased amortization related to capitalized software and website development costs and incremental amortization related the adoption of the new leasing standard.

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

	Three months ended
	March 31,
	2019	2018
	amounts in millions
Adjusted OIBDA
Hotels, Media & Platforms	$105	77
Experiences & Dining	(24)	(4)
Corporate and other	7	5
Consolidated TripCo	$88	78

Consolidated Adjusted OIBDA increased $10 million during the three months ended March 31, 2019,  as compared to the corresponding period in the prior year.  Hotels, Media & Platforms Adjusted OIBDA increased $28 million during the three months ended March 31, 2019 as compared to the corresponding period in the prior year, primarily due to reduced direct selling and marketing expenses related to search engine marketing and other online paid traffic acquisition costs as TripAdvisor has continued to optimize and improve its marketing efficiency from online marketing campaigns, partially offset to a lesser extent by an unfavorable impact of foreign currency fluctuations, when compared to the same period in 2018.

Experiences & Dining Adjusted OIBDA decreased $20 million during the three months ended March 31, 2019, when compared to the corresponding period in the prior year, primarily due to increased people costs to drive product and supply investments, as well as marketing investments to fund long-term growth initiatives, partially offset by an increase in revenue, as noted above.

Corporate and other Adjusted OIBDA increased $2 million during the three months ended March 31, 2019, when compared to the same period in 2018. This marginal increase was primarily due to reduced costs related to marketing and operational re-alignments, partially offset by a decrease in revenue, as described above. Corporate and other Adjusted OIBDA also includes $1 million and $2 million of TripCo level selling, general and administrative expenses for the three months ended March 31, 2019 and 2018, respectively.

Other Income and Expense

Components of Other income (expense) are presented in the table below.

	Three months ended
	March 31,
	2019	2018
	amounts in millions
Interest expense
TripAdvisor	$(2)	(3)
Corporate	(3)	(3)
Consolidated TripCo	$(5)	(6)
Realized and unrealized gains (losses) on financial instruments, net
TripAdvisor	$—	—
Corporate	1	(23)
Consolidated TripCo	$1	(23)
Other, net
TripAdvisor	$4	1
Corporate	—	—
Consolidated TripCo	$4	1

Interest expense.  Interest expense decreased $1 million for the three months ended March 31, 2019 as compared to the corresponding period in the prior year primarily due to lower average outstanding borrowings on TripAdvisor’s 2015 Credit Facility (as defined in note 5 to the accompanying condensed consolidated financial statements).

Realized and unrealized gains (losses) on financial instruments, net. Realized and unrealized gains (losses) on financial instruments, net is primarily comprised of the change in the fair value of the variable postpaid forward as described in notes 4 and 5 to the accompanying condensed consolidated financial statements.

Other, net.  Other, net increased $3 million for the three months ended March 31, 2019 as compared to the corresponding period in the prior year, primarily due to an increase in interest income earned from TripAdvisor’s money market funds due to increased interest rates and investment, partially offset by an increase of $1 million in net foreign currency transaction losses as a result of the fluctuation of foreign exchange rates.

Income taxes.    During the three months ended March 31, 2019 and 2018,  we had earnings before income taxes of  $16 million and losses before income taxes of $19 million, respectively, and we had income tax expense of $5 million and $16 million, respectively. For the three months ended March 31, 2019, the Company recognized additional tax expense related to changes in unrecognized tax benefits, partially offset by the recognition of excess tax benefits related to stock-based compensation. For the three months ended March 31, 2018, the Company recognized additional tax expense related to the recognition of deferred tax liabilities for basis differences in the stock of a consolidated subsidiary, the recognition of excess tax benefits and shortfalls related to stock-based compensation and the recognition of additional 2017 transition tax on the deemed repatriation of foreign earnings.

 Net earnings (loss).  We had net earnings of $11 million and net losses of $35 million for the three months ended March 31, 2019 and 2018, respectively.  The change in net earnings was the result of the above described fluctuations in our revenue and expenses.

Liquidity and Capital Resources

As of March 31, 2019,  substantially all of our cash and cash equivalents consist of cash on hand in global financial institutions, money market funds and marketable securities with maturities of 90 days or less at the date of purchase.

The following are potential sources of liquidity: available cash balances, proceeds from asset sales, monetization of our investments, outstanding or anticipated debt facilities, debt and equity issuances, and dividend and interest receipts.

As of March 31, 2019,  TripCo had a cash balance of $787 million. Approximately $771 million of the cash balance, at March 31, 2019, is held at TripAdvisor. Although TripCo has a 57% voting interest in TripAdvisor, TripAdvisor is a separate public company with a significant non‑controlling interest, as TripCo has only a 22% economic interest in TripAdvisor. Even though TripCo controls TripAdvisor through its voting interest and board representation, decision making with respect to using TripAdvisor’s cash balances must consider TripAdvisor’s minority holders. Accordingly, any potential distributions of cash from TripAdvisor to TripCo would generally be on a pro rata basis based on economic ownership interests. Covenants in TripAdvisor’s debt instruments also restrict the payment of dividends and cash distributions to stockholders. Approximately $281 million of the TripAdvisor cash and cash equivalents balance is held by foreign subsidiaries, with the majority held in the United Kingdom.

During the three months ended March 31, 2018, TripAdvisor borrowed an additional $5 million and repaid $235 million of outstanding borrowings under the 2015 Credit Facility (as defined in note 5 to the accompanying condensed consolidated financial statements). These net repayments were primarily made from a one-time repatriation of $325 million of foreign earnings to the United States. Cumulative undistributed earnings of foreign subsidiaries that TripAdvisor intends to indefinitely reinvest outside of the United States totaled approximately $694 million as of March 31, 2019. Should TripAdvisor distribute, or be treated under certain U.S. tax rules as having distributed, the earnings of foreign subsidiaries in the form of dividends or otherwise, TripAdvisor may be subject to U.S. income taxes. To date, TripAdvisor has permanently reinvested its foreign earnings outside of the United States and it currently does not intend to repatriate these earnings to fund U.S. operations. The amount of any unrecognized deferred income tax on this temporary difference is not material.

As of March 31, 2019, TripAdvisor had no outstanding borrowings and approximately $1.2 billion in borrowing capacity under the 2015 Credit Facility and approximately $40 million of borrowing capacity available under the TripAdvisor Chinese Credit Facilities.

Historically, TripAdvisor’s operating cash flows have been sufficient to fund its working capital requirements, capital expenditures and long term debt obligations and other financial commitments and are expected to be sufficient in future periods.

	Three months ended
	March 31,
	2019	2018
	amounts in millions
Cash flow information
TripAdvisor cash provided (used) by operating activities	$182	174
Corporate cash provided (used) by operating activities	(1)	(1)
Net cash provided (used) by operating activities	$181	173

TripAdvisor cash provided (used) by investing activities	$(42)	28
Corporate cash provided (used) by investing activities	—	—
Net cash provided (used) by investing activities	$(42)	28

TripAdvisor cash provided (used) by financing activities	$(24)	(246)
Corporate cash provided (used) by financing activities	—	—
Net cash provided (used) by financing activities	$(24)	(246)

During the three months ended March 31, 2019, TripCo’s primary uses of cash were purchases of marketable securities of $40 million, payment of withholding taxes on net share settlements on equity awards of $23 million, and capital expenditures incurred of $17 million. These uses of cash were funded primarily with cash provided by operations and proceeds from sales and maturities of marketable securities of $15 million.

The projected use of TripCo’s corporate cash will primarily be to pay fees (not expected to exceed $4 million annually) to Liberty Media Corporation (“Liberty Media”) for providing certain services pursuant to the services agreement and the facilities sharing agreement that TripCo entered into with Liberty Media or its subsidiaries,  and to pay any other corporate level expenses. We anticipate that TripCo’s corporate cash balance (without other financial resources potentially available as discussed above) to be sufficient to maintain operations through a refinancing arrangement on the margin loans and the variable postpaid forward described in notes 4 and 5 to the accompanying condensed consolidated financial statements.  The debt service costs of the two margin loan agreements (the “Margin Loan Agreements”) entered into by our bankruptcy remote wholly-owned subsidiary are paid in kind and become outstanding principal. In addition, debt service costs accrue on the variable postpaid forward borrowing described in note 5 to the accompanying condensed consolidated financial statements. At maturity, the accreted loan amount due under the variable postpaid forward is approximately $272 million. At the maturity of the Margin Loan Agreements, a number of options are available to satisfy the obligation as discussed above in potential sources of liquidity.

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

We are exposed to changes in interest rates primarily as a result of our borrowing and investment activities, which include investments in fixed and floating rate debt instruments and borrowings used to maintain liquidity and to fund business operations. The nature and amount of our long‑term and short‑term debt are expected to vary as a result of future requirements, market conditions and other factors. We expect to manage our exposure to interest rates by maintaining what we believe is an appropriate mix of fixed and variable rate debt. We believe this best protects us from interest rate risk. We expect to achieve this mix by (i) issuing fixed rate debt that we believe has a low stated interest rate and significant term to maturity, (ii) issuing variable rate debt with appropriate maturities and interest rates, and (iii) entering into interest rate swap arrangements when we deem appropriate. As of March 31, 2019, our debt is comprised of the following amounts:

	Variable rate debt		Fixed rate debt
	Principal	Weighted avg	Principal	Weighted avg
	amount	interest rate	amount	interest rate
amount in millions
TripAdvisor	$—	N/A	—	N/A
TripCo debt	$222	5.0%	268	1.3%

TripCo is exposed to foreign exchange rate fluctuations related primarily to the monetary assets and liabilities and the financial results of TripAdvisor’s foreign subsidiaries. Assets and liabilities of foreign subsidiaries for which the functional currency is the local currency are translated into U.S. dollars at period‑end exchange rates, and the statements of operations are generally translated at the average exchange rate for the period. Exchange rate fluctuations on translating foreign currency financial statements into U.S. dollars that result in unrealized gains or losses are referred to as translation adjustments. Cumulative translation adjustments are recorded in accumulated other comprehensive earnings (loss) as a separate component of stockholders’ equity. Transactions denominated in currencies other than the functional currency are recorded based on exchange rates at the time such transactions arise. Subsequent changes in exchange rates result in transaction gains and losses, which are reflected in income as unrealized (based on period‑end translations) or realized upon settlement of the transactions. Cash flows from our operations in foreign countries are translated at the average rate for the period. Accordingly, TripCo may experience economic loss and a negative impact on earnings and equity with respect to our holdings solely as a result of foreign currency exchange rate fluctuations.

Item 4. Controls and Procedures.

In accordance with Rules 13a-15 and 15d-15 under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), the Company carried out an evaluation, under the supervision and with the participation of management, including its chief executive officer and its principal accounting and financial officer (the "Executives"), of the effectiveness of its disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, the Executives concluded that the Company's disclosure controls and procedures were effective as of March 31, 2019 to provide reasonable assurance that information required to be disclosed in its reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms.

There has been no change in the Company's internal control over financial reporting that occurred during the three months ended March 31, 2019 that has materially affected, or is reasonably likely to materially affect, its internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 1A.  Risk Factors

Except as discussed below, there have been no material changes in the Company’s risk factors from those disclosed in Part I, Item 1A of its Annual Report on Form 10-K for the year ended December 31, 2018.

Declines or disruptions in the economy in general and the travel industry in particular could adversely affect TripAdvisor’s businesses and financial performance.

TripAdvisor’s businesses and financial performance are affected by the health of the global economy generally as well as the travel industry and leisure travel in particular. Sales of travel services tend to decline or grow more slowly during economic downturns and recessions when consumers engage in less discretionary spending, are concerned about unemployment or economic weakness, have reduced access to credit or experience other concerns that reduce their ability or willingness to travel. The global economy may be adversely impacted by unforeseen events beyond TripAdvisor’s control, including incidents of actual or threatened terrorism, regional hostilities or instability, unusual weather patterns, natural disasters, political instability and health concerns (including epidemics or pandemics), defaults on government debt, significant increases in fuel and energy costs, tax increases and other matters that could reduce discretionary spending, tightening of credit markets, and  declines in consumer confidence. Decreased travel spending could reduce the demand for TripAdvisor’s services and have a negative impact on its business and financial performance.

In addition, the uncertainty of macro-economic factors and their impact on consumer behavior, which may differ across regions, makes it more difficult to forecast industry and consumer trends and the timing and degree of their impact on TripAdvisor’s markets and business, which in turn could adversely affect TripAdvisor’s ability to effectively manage its business and its results of operations.

For example, since the United Kingdom’s referendum to exit the European Union, known as Brexit, global markets and foreign exchange rates have experienced increased volatility, including a decline in the value of the British pound as compared to the U.S. Dollar. TripAdvisor has significant operations in both the United Kingdom and the European Union. TripAdvisor’s operations and that of its merchants are highly integrated across the United Kingdom and the European Union, and TripAdvisor is highly dependent on the free flow of labor and goods in those regions. There remains significant uncertainty about the future relationship between the United Kingdom and the European Union, including the possibility of the United Kingdom leaving the European Union without a negotiated and bilaterally approved withdrawal plan. The ongoing uncertainty and potential re-imposition of border controls and customs duties on trade between the United Kingdom and European Union nations could negatively impact TripAdvisor’s merchant and customer relationships and financial performance. In addition, uncertainty regarding the terms and timeline for Brexit could continue to adversely affect consumer confidence and spending in the United Kingdom.  TripAdvisor could face new regulatory costs and challenges if the U.K. regulations diverge from those of the European Union.  The ultimate effects of Brexit on TripAdvisor will depend on the timing and specific terms of any agreement the United Kingdom and the European Union reach to provide access to each other’s respective markets.  Since the terms of the United Kingdom’s exit from the European Union are uncertain, TripAdvisor is unable to predict the effect Brexit will have on its business and results of operations.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

No shares of Liberty TripAdvisor Holdings, Inc. Series A common stock were surrendered by our officers and employees to pay withholding taxes and other deductions in connection with the vesting of their restricted stock during the three months ended March 31, 2019.

Item 6. Exhibits

(a)Exhibits

Listed below are the exhibits which are filed as a part of this Report (according to the number assigned to them in Item 601 of Regulation S-K):

Exhibit No.	Name
10.1	Form of Amended and Restated Indemnification Agreement between the Registrant and its executive officers/directors.*
31.1	Rule 13a-14(a)/15d-14(a) Certification*
31.2	Rule 13a-14(a)/15d-14(a) Certification*
32	Section 1350 Certification**
101.INS	XBRL Instance Document*
101.SCH	XBRL Taxonomy Extension Schema Document*
101.CAL	XBRL Taxonomy Calculation Linkbase Document*
101.LAB	XBRL Taxonomy Label Linkbase Document*
101.PRE	XBRL Taxonomy Presentation Linkbase Document*
101.DEF	XBRL Taxonomy Definition Document*

*    Filed herewith

**  Furnished herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LIBERTY TRIPADVISOR HOLDINGS, INC.

Date: May 7, 2019	By:	/s/ GREGORY B. MAFFEI
Gregory B. Maffei Chairman, President and Chief Executive Officer

Date: May 7, 2019	By:	/s/ BRIAN J. WENDLING
Brian J. Wendling Senior Vice President and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)