Form 10-Q
period 2019-06-30
Liberty TripAdvisor Holdings, Inc.
filed 2019-08-07
CIK 1606745

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2019

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes ⌧   No ◻

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ⌧   No ◻

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer ☒	Accelerated Filer ☐	Non-accelerated Filer ☐	Smaller Reporting Company ☐	Emerging Growth Company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ◻

Indicate by check mark whether the registrant is a shell company as defined in Rule 12b-2 of the Exchange Act. Yes ☐  No ☒

The number of outstanding shares of Liberty TripAdvisor Holdings, Inc. common stock as of July 31, 2019 was:

	Series A	Series B
Liberty TripAdvisor Holdings, Inc. common stock	72,146,830	2,929,777

Part I – Financial Information

LIBERTY TRIPADVISOR HOLDINGS, INC.

Condensed Consolidated Balance Sheets

(unaudited)

	June 30,	December 31,
	2019	2018
	amounts in millions
Assets
Current assets:
Cash and cash equivalents	$915	672
Accounts receivable and contract assets, net of allowance for doubtful accounts of $22 million and $21 million, respectively	270	212
Other current assets	127	48
Total current assets	1,312	932
Property and equipment, net	156	154
Intangible assets not subject to amortization:
Goodwill	2,441	2,443
Trademarks	1,267	1,266
	3,708	3,709
Intangible assets subject to amortization, net	280	311
Other assets, at cost, net of accumulated amortization	177	118
Total assets	$5,633	5,224

(continued)

See accompanying notes to condensed consolidated financial statements.

LIBERTY TRIPADVISOR HOLDINGS, INC.

Condensed Consolidated Balance Sheets (Continued)

(unaudited)

	June 30,	December 31,
	2019	2018
	amounts in millions
Liabilities and Equity
Current liabilities:
Deferred merchant and other payables	$360	179
Current portion of debt (note 5)	269	220
Deferred revenue	98	63
Accrued liabilities and other current liabilities	183	151
Total current liabilities	910	613
Long-term debt (note 5)	224	267
Deferred income tax liabilities	338	325
Other liabilities	343	283
Total liabilities	1,815	1,488
Equity:
Preferred stock, $.01 par value. Authorized shares 50,000,000; no shares issued.	—	—
Series A common stock, $.01 par value. Authorized 200,000,000 shares; issued and outstanding 72,146,830 shares at June 30, 2019 and 72,146,903 at December 31, 2018	1	1
Series B common stock, $.01 par value. Authorized shares 7,500,000; issued and outstanding 2,929,777 shares at June 30, 2019 and December 31, 2018	—	—
Series C common stock, $.01 par value. Authorized 200,000,000 shares; no shares issued.	—	—
Additional paid-in capital	215	231
Accumulated other comprehensive earnings (loss), net of taxes	(30)	(29)
Retained earnings	135	133
Total stockholders' equity	321	336
Noncontrolling interests in equity of subsidiaries	3,497	3,400
Total equity	3,818	3,736
Commitments and contingencies (note 7)
Total liabilities and equity	$5,633	5,224

See accompanying notes to condensed consolidated financial statements.

LIBERTY TRIPADVISOR HOLDINGS, INC.

Condensed Consolidated Statements of Operations

(unaudited)

	Three months ended		Six months ended
	June 30,		June 30,
	2019	2018	2019	2018
	amounts in millions, except
	per share amounts
Total revenue, net	$422	433	798	811
Operating costs and expenses:
Operating expense, including stock-based compensation (note 2)	102	92	196	179
Selling, general and administrative, including stock-based compensation (note 2)	228	266	452	509
Depreciation and amortization	41	41	83	80
	371	399	731	768
Operating income (loss)	51	34	67	43
Other income (expense):
Interest expense	(6)	(6)	(11)	(12)
Realized and unrealized gains (losses) on financial instruments, net	5	(42)	6	(65)
Other, net	4	—	8	1
	3	(48)	3	(76)
Earnings (loss) before income taxes	54	(14)	70	(33)
Income tax (expense) benefit	(31)	(8)	(36)	(24)
Net earnings (loss)	23	(22)	34	(57)
Less net earnings (loss) attributable to noncontrolling interests	20	17	33	13
Net earnings (loss) attributable to Liberty TripAdvisor Holdings, Inc. shareholders	$3	(39)	1	(70)

Basic net earnings (loss) attributable to Series A and Series B Liberty TripAdvisor Holdings, Inc. shareholders per common share (note 3):	$0.04	(0.52)	0.01	(0.93)
Diluted net earnings (loss) attributable to Series A and Series B Liberty TripAdvisor Holdings, Inc. shareholders per common share (note 3):	$0.04	(0.52)	0.01	(0.93)

See accompanying notes to condensed consolidated financial statements.

LIBERTY TRIPADVISOR HOLDINGS, INC.

Condensed Consolidated Statements of Comprehensive Earnings (Loss)

(unaudited)

	Three months ended		Six months ended
	June 30,		June 30,
	2019	2018	2019	2018
	amounts in millions
Net earnings (loss)	$23	(22)	34	(57)
Other comprehensive earnings (loss), net of taxes:
Foreign currency translation adjustments	(3)	(24)	(2)	(9)
Other comprehensive earnings (loss)	(3)	(24)	(2)	(9)
Comprehensive earnings (loss)	20	(46)	32	(66)
Less comprehensive earnings (loss) attributable to the noncontrolling interests	18	(2)	32	6
Comprehensive earnings (loss) attributable to Liberty TripAdvisor Holdings, Inc. shareholders	$2	(44)	0	(72)

See accompanying notes to condensed consolidated financial statements.

LIBERTY TRIPADVISOR HOLDINGS, INC.

Condensed Consolidated Statements of Cash Flows

(unaudited)

	Six months ended
	June 30,
	2019	2018
	amounts in millions
Cash flows from operating activities:
Net earnings (loss)	$34	(57)
Adjustments to reconcile net earnings (loss) to net cash provided by operating activities
Depreciation and amortization	83	80
Stock-based compensation	63	63
Realized and unrealized (gains) losses on financial instruments, net	(6)	65
Deferred income tax expense (benefit)	12	(6)
Other charges (credits), net	2	(10)
Changes in operating assets and liabilities
Current and other assets	(62)	(74)
Payables and other liabilities	221	296
Net cash provided (used) by operating activities	347	357
Cash flows from investing activities:
Capital expended for property and equipment, including internal-use software and website development	(38)	(31)
Purchases of short term investments and other marketable securities	(69)	(1)
Sales and maturities of short term investments and other marketable securities	20	50
Other investing activities, net	—	(23)
Net cash provided (used) by investing activities	(87)	(5)
Cash flows from financing activities:
Borrowings of debt	114	7
Repayments of debt	(100)	(245)
Shares repurchased by subsidiary	—	(100)
Payment of withholding taxes on net share settlements of equity awards	(26)	(18)
Shares issued by subsidiary	1	3
Other financing activities, net	(4)	—
Net cash provided (used) by financing activities	(15)	(353)
Effect of foreign currency exchange rates on cash, cash equivalents and restricted cash	(2)	(9)
Net increase (decrease) in cash, cash equivalents and restricted cash	243	(10)
Cash, cash equivalents and restricted cash at beginning of period	672	695
Cash, cash equivalents and restricted cash at end of period	$915	685

See accompanying notes to condensed consolidated financial statements.

LIBERTY TRIPADVISOR HOLDINGS, INC.

Condensed Consolidated Statement of Equity

(unaudited)

	Stockholders' equity

						Accumulated		Noncontrolling
					Additional	other		interest in
	Preferred	Common Stock			paid-in	comprehensive	Retained	equity of	Total
	Stock	Series A	Series B	Series C	capital	earnings (loss)	earnings	subsidiaries	equity
	amounts in millions
Balance at January 1, 2019	$—	1	—	—	231	(29)	133	3,400	3,736
Net earnings (loss)	—	—	—	—	—	—	1	33	34
Other comprehensive earnings (loss)	—	—	—	—	—	(1)	—	(1)	(2)
Stock-based compensation	—	—	—	—	18	—	—	53	71
Withholding taxes on net share settlements of stock-based compensation	—	—	—	—	(27)	—	—	—	(27)
Other, net	—	—	—	—	(7)	—	1	12	6
Balance at June 30, 2019	$—	1	—	—	215	(30)	135	3,497	3,818

	Stockholders' equity

						Accumulated		Noncontrolling
					Additional	other		interest in
	Preferred	Common Stock			paid-in	comprehensive	Retained	equity of	Total
	Stock	Series A	Series B	Series C	capital	earnings (loss)	earnings	subsidiaries	equity
	amounts in millions
Balance at March 31, 2019	$—	1	—	—	216	(29)	132	3,443	3,763
Net earnings (loss)	—	—	—	—	—	—	3	20	23
Other comprehensive earnings (loss)	—	—	—	—	—	(1)	—	(2)	(3)
Stock-based compensation	—	—	—	—	9	—	—	29	38
Withholding taxes on net share settlements of stock-based compensation	—	—	—	—	(4)	—	—	—	(4)
Other, net	—	—	—	—	(6)	—	—	7	1
Balance at June 30, 2019	$—	1	—	—	215	(30)	135	3,497	3,818

See accompanying notes to condensed consolidated financial statements.

LIBERTY TRIPADVISOR HOLDINGS, INC.

Condensed Consolidated Statement of Equity (continued)

(unaudited)

	Stockholders' equity

						Accumulated		Noncontrolling
					Additional	other		interest in
	Preferred	Common Stock			paid-in	comprehensive	Retained	equity of	Total
	Stock	Series A	Series B	Series C	capital	earnings (loss)	earnings	subsidiaries	equity
	amounts in millions
Balance at January 1, 2018	$—	1	—	—	250	(23)	196	3,329	3,753
Net earnings (loss)	—	—	—	—	—	—	(70)	13	(57)
Other comprehensive earnings (loss)	—	—	—	—	—	(2)	—	(7)	(9)
Stock-based compensation	—	—	—	—	18	—	—	52	70
Shares repurchased by subsidiary	—	—	—	—	(20)	—	—	(80)	(100)
Other, net	—	—	—	—	(24)	—	1	12	(11)
Balance at June 30, 2018	$—	1	—	—	224	(25)	127	3,319	3,646

	Stockholders' equity

						Accumulated		Noncontrolling
					Additional	other		interest in
	Preferred	Common Stock			paid-in	comprehensive	Retained	equity of	Total
	Stock	Series A	Series B	Series C	capital	earnings (loss)	earnings	subsidiaries	equity
	amounts in millions
Balance at March 31, 2018	$—	1	—	—	240	(20)	166	3,361	3,748
Net earnings (loss)	—	—	—	—	—	—	(39)	17	(22)
Other comprehensive earnings (loss)	—	—	—	—	—	(5)	—	(19)	(24)
Stock-based compensation	—	—	—	—	10	—	—	27	37
Shares repurchased by subsidiary	—	—	—	—	(18)	—	—	(72)	(90)
Other, net	—	—	—	—	(8)	—	—	5	(3)
Balance at June 30, 2018	$—	1	—	—	224	(25)	127	3,319	3,646

See accompanying notes to condensed consolidated financial statements.

LIBERTY TRIPADVISOR HOLDINGS, INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

(1) Basis of Presentation

During October 2013, the Board of Directors of Liberty Interactive Corporation and its subsidiaries (“Liberty”) (subsequently renamed Qurate Retail, Inc. (“Qurate Retail”)) authorized a plan to distribute to the stockholders of Liberty’s then-outstanding Liberty Ventures common stock shares of a wholly-owned subsidiary, Liberty TripAdvisor Holdings, Inc. (“TripCo,” “Consolidated TripCo,” the “Company,” “we,” “our” or “us,” unless the context otherwise requires) (the “TripCo Spin-Off”). TripCo does not have any operations outside of its controlling interest in its subsidiary TripAdvisor, Inc. (“TripAdvisor”). TripAdvisor’s financial performance tends to be seasonally highest in the second and third quarters of a given year, which includes the seasonal peak in consumer demand, traveler hotel and rental stays, and travel activities and experiences taken, compared to the first and fourth quarters, which represent seasonal low points.

The accompanying (a) condensed consolidated balance sheet as of December 31, 2018, which has been derived from audited financial statements, and (b) the interim unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X as promulgated by the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of the results for such periods have been included. Additionally, certain prior period amounts have been reclassified for comparability with the current period presentation. The results of operations for any interim period are not necessarily indicative of results for the full year. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes for the year ended December 31, 2018 as presented in the Company’s Annual Report on Form 10-K for the year ended December 31, 2018.

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

Spin-Off of TripCo from Liberty

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

Under these agreements, approximately $1 million was reimbursable to Liberty Media for both of the three months ended June 30, 2019 and 2018, and approximately $2 million was reimbursable to Liberty Media for both the six months ended June 30, 2019 and 2018.

(2) Stock-Based Compensation

TripCo Incentive Plans

TripCo has granted to certain of its directors and employees restricted stock units (“RSUs”) and stock options to purchase shares of TripCo common stock (collectively, “Awards”). TripCo measures the cost of employee services received in exchange for an equity classified Award based on the grant-date fair value (“GDFV”) of the Award, and recognizes that cost over the period during which the employee is required to provide service (usually the vesting period of the Award).

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

Included in the accompanying condensed consolidated statements of operations are the following amounts of stock-based compensation, the majority of which relates to TripAdvisor as discussed below:

	Three months ended		Six months ended
	June 30,		June 30,
	2019	2018	2019	2018
	amounts in millions
Operating expense	$15	14	27	26
Selling, general and administrative expense	18	19	36	37
	$33	33	63	63

Stock-based compensation expense related to TripAdvisor was $32 million and $31 million for the three months ended June 30, 2019 and 2018, respectively, and $60 million and $61 million for the six months ended June 30, 2019 and 2018, respectively.

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

			Weighted
			average
			remaining	Aggregate
			contractual	intrinsic
	Series A	WAEP	life	value
	in thousands		in years	in millions
Outstanding at January 1, 2019	570	$15.40
Granted	—	$—
Exercised	—	$—
Forfeited/Cancelled	(1)	$28.08
Outstanding at June 30, 2019	569	$15.38	2.8	$—
Exercisable at June 30, 2019	510	$14.90	2.4	$—

			Weighted
			average
			remaining	Aggregate
			contractual	intrinsic
	Series B	WAEP	life	value
	in thousands		in years	in millions
Outstanding at January 1, 2019	1,797	$27.83
Granted	27	$14.28
Exercised	—	$—
Forfeited/Cancelled	—	$—
Outstanding at June 30, 2019	1,824	$27.63	5.5	$—
Exercisable at June 30, 2019	899	$27.83	5.5	$—

During the six months ended June 30, 2019, TripCo granted 27 thousand options to purchase shares of Series B TripCo common stock and 35 thousand performance-based RSUs of Series B TripCo common stock to our CEO. Such options had a GDFV of $6.41 per share. The RSUs had a GDFV of $14.17 per share at the time they were granted. The options vest on December 31, 2019, and the RSUs cliff vest in one year, subject to the satisfaction of certain performance objectives. Performance objectives, which are subjective, are considered in determining the timing and amount of the compensation expense recognized. When the satisfaction of the performance objectives becomes probable, the Company records compensation expense. The probability of satisfying the performance objectives is assessed at the end of each reporting period.

There were no options to purchase shares of Series A common stock granted during the six months ended June 30, 2019.

As of June 30, 2019, the total unrecognized compensation cost related to unvested Awards was approximately $3 million. Such amount will be recognized in the Company's consolidated statements of operations over a weighted average period of approximately one year.

As of June 30, 2019, TripCo reserved 2.4 million shares of Series A and Series B common stock for issuance under exercise privileges of outstanding stock Awards.

LIBERTY TRIPADVISOR HOLDINGS, INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

TripAdvisor Equity Grant Awards

The following table presents the number and WAEP of the Awards to purchase TripAdvisor common stock granted to certain officers, employees and directors of TripAdvisor.

			Weighted
			average
	TripAdvisor		remaining	Aggregate
	stock		contractual	intrinsic
	options	WAEP	life	value
	in thousands		in years	in millions
Outstanding at January 1, 2019	6,041	$54.00
Granted	675	$53.31
Exercised	(160)	$42.41
Cancelled or expired	(209)	$60.83
Outstanding at June 30, 2019	6,347	$54.00	6.3	$20
Exercisable at June 30, 2019	3,516	$60.19	4.5	$7

The weighted average GDFV of options granted was $21.80 for the six months ended June 30, 2019.

As of June 30, 2019, the total unrecognized compensation cost related to unvested TripAdvisor stock options was approximately $41 million and will be recognized over a weighted average period of approximately 2.9 years. The total intrinsic value of stock options exercised was $2 million and $6 million for the six months ended June 30, 2019 and 2018, respectively.

Additionally, during the six months ended June 30, 2019, TripAdvisor granted 2.7 million of primarily service-based restricted stock units (“RSUs”) and market-based restricted stock units (“MSUs”) under the 2018 Stock and Annual Incentive Plan. The RSUs’ fair value was measured based on the quoted price of TripAdvisor common stock at the date of grant. As the MSUs provide for vesting based upon TripAdvisor’s total shareholder return, or “TSR,” performance, the potential outcomes of future stock prices and TSR of TripAdvisor and the Nasdaq Composite Total Return Index, was used to calculate the GDFV of these awards. The weighted average GDFV for RSUs and MSUs granted during the six months ended June 30, 2019 was $53.50 per share. As of June 30, 2019, the total unrecognized compensation cost related to TripAdvisor RSUs and MSUs was approximately $292 million and will be recognized over a weighted average period of approximately 2.8 years.

(3) Earnings (Loss) Per Common Share (EPS)

Basic earnings (loss) per common share (“EPS”) is computed by dividing net earnings (loss) attributable to TripCo shareholders by the weighted average number of common shares outstanding (“WASO”) for the period. Diluted EPS presents the dilutive effect on a per share basis of potential common shares as if they had been converted at the beginning

LIBERTY TRIPADVISOR HOLDINGS, INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

of the periods presented. Excluded from EPS for both the three and six months ended June 30, 2019 and 2018 are 2 million potential common shares, because their inclusion would be antidilutive.

	Liberty TripAdvisor Holdings Common Stock
	Three months ended		Six months ended
	June 30,		June 30,
	2019	2018	2019	2018
	number of shares in millions
Basic WASO	75	75	75	75
Potentially dilutive shares	—	—	—	—
Diluted WASO	75	75	75	75

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

The Company’s assets and liabilities measured at fair value are as follows:

	June 30, 2019			December 31, 2018
		Quoted prices	Significant		Quoted prices	Significant
		in active	other		in active	other
		markets for	observable		markets for	observable
		identical assets	inputs		identical assets	inputs
Description	Total	(Level 1)	(Level 2)	Total	(Level 1)	(Level 2)
	amounts in millions
Cash equivalents	$43	43	—	145	140	5
Marketable securities	$65	—	65	15	—	15
Variable postpaid forward	$25	—	25	20	—	20

On June 6, 2016, TripCo entered into a variable postpaid forward transaction with a financial institution with respect to 7 million shares of TripAdvisor common stock held by the Company with a forward floor price of $38.90 per share and a forward cap price of $98.96 per share.  TripCo borrowed $259 million against the variable postpaid forward on June 23, 2016 (see note 5). The asset associated with this instrument is included in other current assets in the accompanying condensed consolidated balance sheets.

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

(5) Debt

Outstanding debt at June 30, 2019 and December 31, 2018 is summarized as follows:

	June 30,	December 31,
	2019	2018
	amounts in millions
TripCo margin loans	225	220
TripCo variable postpaid forward	269	267
TripAdvisor Credit Facilities	—	—
Deferred financing costs	(1)	—
Total consolidated TripCo debt	$493	487
Debt classified as current	(269)	(220)
Total long-term debt	$224	267

TripCo Margin Loans and Variable Postpaid Forward

In connection with the variable postpaid forward transaction entered into on June 6, 2016, as described in note 4, TripCo borrowed $259 million against the variable postpaid forward on June 23, 2016. The term of the forward is four years. At maturity, the accreted loan amount due will be approximately $272 million.

On June 23, 2016, TripCo amended the terms of two margin loan agreements with respect to borrowings of $200 million. On November 7, 2017, pursuant to another amendment to the margin loan agreements, interest on the margin loans accrued at a rate of 2.4% plus LIBOR per year. During June of 2019, the outstanding borrowings of $200 million in principal and $22 million of paid in kind interest were repaid with proceeds from the 2019 Margin Loan (defined below). Based on the lenders involved in the original margin loan agreements and the 2019 Margin Loan, half of the repayment of the original margin loans was accounted for as a modification of debt and half was accounted for as an extinguishment of debt.

On June 10, 2019, a wholly owned subsidiary of TripCo (“Borrower”) entered into a margin loan agreement which includes borrowings of $225 million under a term loan and an additional $25 million available until June 10, 2020 under a delayed draw term loan (collectively, the “2019 Margin Loan”).  Common Stock of TripAdvisor is pledged as collateral pursuant to this agreement. The agreement contains language that indicates that Borrower, as transferor of underlying shares as collateral, has the right to exercise all voting, consensual and other powers of ownership pertaining to the transferred shares for all purposes, provided that it will not vote the shares in any manner that would reasonably be expected to give rise to transfer or certain other restrictions. Similarly, the loan agreement indicates that no lender party shall have any voting rights with respect to the shares transferred, except to the extent that a lender party buys any shares in a sale or other disposition made pursuant to the terms of the loan agreement. The agreement also contains certain restrictions related to additional indebtedness and margin calls. The initial margin call would require the outstanding balance to be reduced to $125 million if at any time the closing price per share of TripAdvisor common stock were to fall below a certain minimum

LIBERTY TRIPADVISOR HOLDINGS, INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

value.  Borrowings under the 2019 Margin Loan bear interest at a rate of 2.0% plus LIBOR per annum. In addition, TripCo is required to pay a quarterly commitment fee of 0.75% per annum based on the daily unused amount of the 2019 Margin Loan. Interest and commitment fees can be paid in kind or in cash at the election of TripCo. The Company expects that interest and commitment fees will be paid in kind and added to the principal amount of the 2019 Margin Loan. The maturity date of the 2019 Margin Loan is June 10, 2022.  The 2019 Margin Loan contains various affirmative and negative covenants that restrict the activities of the borrower. The loan agreement does not include any financial covenants.

During the six months ended June 30, 2019, TripCo recorded less than $1 million and $2 million of non-cash interest related to the 2019 Margin Loan and variable postpaid forward, respectively.

As of June 30, 2019, 18.2 million shares of TripAdvisor Common Stock, with a value of approximately $841 million, were pledged as collateral pursuant to the 2019 Margin Loan agreement and variable postpaid forward.

TripAdvisor Credit Facilities

TripAdvisor is party to a credit agreement, with a group of lenders, which, among other things, provides for a $1.2 billion unsecured revolving credit facility (the “2015 Credit Facility”) with a maturity date of May 12, 2022. Borrowings under the 2015 Credit Facility generally bear interest, at TripAdvisor’s option, at a rate per annum equal to either (i) the Eurocurrency Borrowing rate, or the adjusted LIBOR for the interest period in effect for such borrowing; plus an applicable margin ranging from 1.25% to 2.00%, based on TripAdvisor’s leverage ratio; or (ii) the Alternate Base Rate Borrowing, which is the greatest of (a) the Prime Rate in effect on such day, (b) the New York Fed Bank Rate in effect on such day plus 1/2 of 1.00% per annum and (c) the Adjusted LIBOR (or LIBOR multiplied by the Statutory Reserve Rate) for an interest period of one month plus 1.00%; in addition to an applicable margin ranging from 0.25% to 1.00%, based on TripAdvisor’s leverage ratio. TripAdvisor may borrow from the 2015 Credit Facility in U.S. dollars, Euros and British pound sterling. In addition, TripAdvisor’s 2015 Credit Facility includes $15 million of borrowing capacity available for letters of credit and $40 million for Swing Line borrowings on same-day notice. As of June 30, 2019, TripAdvisor had issued $3 million of outstanding letters of credit under the 2015 Credit Facility. TripAdvisor is also required to pay a quarterly commitment fee, at an applicable rate ranging from 0.15% to 0.30%, on the daily unused portion of the revolving credit facility for each fiscal quarter and additional fees in connection with the issuance of letters of credit. As of June 30, 2019, TripAdvisor’s unused revolver capacity was subject to a commitment fee of 0.15%, given TripAdvisor’s leverage ratio.

As of both June 30, 2019 and December 31, 2018, TripAdvisor had no outstanding borrowings under the 2015 Credit Facility. During the six months ended June 30, 2018, TripAdvisor made a net repayment of $230 million on the 2015 Credit Facility. These net repayments were primarily made from a one-time cash repatriation of $325 million of foreign earnings to the United States during the first quarter of 2018.

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

LIBERTY TRIPADVISOR HOLDINGS, INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

default, including a change of control. If an event of default occurs, the lenders under the 2015 Credit Facility will be entitled to take various actions, including the acceleration of all amounts due under the 2015 Credit Facility.

TripAdvisor also maintains two credit facilities in China (jointly, the “TripAdvisor Chinese Credit Facilities”) as of June 30, 2019. TripAdvisor’s Chinese subsidiary is party to a $30 million, one-year revolving credit facility with Bank of America that is currently subject to review on a periodic basis with no specific expiration period. TripAdvisor is also party to a RMB 70,000,000 (approximately $10 million) one-year revolving credit facility with J.P. Morgan Chase Bank. TripAdvisor’s Chinese Credit Facilities generally bear interest at a rate based on the People’s Bank of China benchmark, including certain adjustments which may be made in accordance with market conditions at the time of borrowing. As of June 30, 2019 and December 31, 2018, there were no outstanding borrowings under the TripAdvisor Chinese Credit Facilities.

Debt Covenants

As of June 30, 2019, the Company and TripAdvisor were in compliance with their respective debt covenants.

(6) Leases

In February 2016 and subsequently, the Financial Accounting Standards Board (“FASB”) issued new guidance which revises the accounting for leases (“ASC 842”). Under the new guidance, entities that lease assets are required to recognize assets and liabilities on the balance sheet related to the rights and obligations created by those leases regardless of whether they are classified as finance or operating leases. In addition, new disclosures are required to meet the objective of enabling users of the financial statements to better understand the amount, timing, and uncertainty of cash flows arising from leases. We adopted ASC 842 on January 1, 2019 and elected the optional transition method that allowed for a cumulative-effect adjustment in the period of adoption.  Results for reporting periods beginning after January 1, 2019 are presented under ASC 842, while prior period amounts were not adjusted and continue to be reported under the accounting standards in effect for those periods.

We elected the following practical expedients available in transition upon adoption of ASC 842 and accounting policy updates: 1) the “practical expedients package of three”, which allows us to not reassess the following: a) whether any expired or existing contracts are or contain a lease as of the adoption date, b) the lease classification of any expired or existing leases as of the adoption date; and c) the accounting treatment for initial direct costs for existing leases as of the adoption date; 2) the “short-term lease recognition exemption”, which allows entities to forego recognition of right-of-use (“ROU”) assets and lease liabilities for leases with a lease term of twelve months or less and which also do not include an option to renew the lease term that the entity is reasonably certain to exercise; 3) elect by asset class as an accounting policy, to combine  lease and non-lease components as a single component and subsequently account for the combined single component as the lease component; and 4) apply the portfolio approach to similar types of leases where the Company does not reasonably expect the outcome to differ materially from applying the new guidance to individual leases.

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

LIBERTY TRIPADVISOR HOLDINGS, INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

The adoption of ASC 842 did not have a material impact to our consolidated statement of operations and statement of cash flows during the three and six months ended June 30, 2019. The effect of the adoption on our unaudited condensed consolidated balance sheet as of January 1, 2019 from the adoption of ASC 842 is as follows:

	Balance at December 31, 2018	Adjustments due to ASC 842	Balance at January 1, 2019
	in millions
Assets:
Other current assets	$48	(3)	45
Property and equipment, net	$154	8	162
Other assets, at cost, net of accumulated amortization	$118	73	191

Liabilities:
Accrued liabilities and other current liabilities	$151	21	172
Deferred income tax liabilities	$325	1	326
Other liabilities	$283	53	336
Retained earnings	$133	1	134
Noncontrolling interests in equity of subsidiaries	$3,400	2	3,402

Operating Leases

TripAdvisor leases office space in a number of countries around the world under non-cancelable lease agreements. TripAdvisor’s office space leases, exclusive of its Corporate Headquarters Lease, are operating leases. Operating lease ROU assets and liabilities are recognized at the lease commencement date, or the date the lessor makes the leased asset available for use, based on the present value of the lease payments over the lease term using TripAdvisor’s estimated incremental borrowing rate.

TripAdvisor’s office space operating leases expire at various dates with the latest maturity in June 2027. Certain leases include options to extend the lease term for up to 6 years and/or terminate the leases within 1 year, which TripAdvisor includes in the lease terms if it is reasonably certain to exercise these options.

Finance Lease

In June 2013, TripAdvisor entered into its Corporate Headquarters Lease and pursuant to that lease, the landlord built an approximately 280,000 square foot rental building in Needham, Massachusetts (the “Premises”) and leased the Premises to TripAdvisor as its new corporate headquarters for an initial term of 15 years and 7 months or through December 2030. TripAdvisor also has an option to extend the term of the Corporate Headquarters Lease for two consecutive terms of five years each. As required under the transition guidance in ASC 842, TripAdvisor assessed the lease classification for its Corporate Headquarters Lease and concluded it should be classified and accounted for as a finance lease upon adoption on January 1, 2019. Accordingly, on January 1, 2019, TripAdvisor derecognized the previous assets and liabilities associated with the Corporate Headquarters Lease’s previous build-to-suit designation, with the exception of prepaid rent, as discussed below, and recognized an ROU asset and a finance lease liability of $114 million and $88 million, respectively, on its condensed consolidated balance sheet. The difference between the finance lease ROU asset and finance lease liability consists of net assets and liabilities of $26 million, primarily related to structural improvements paid by TripAdvisor, net of tenant incentives and accumulated amortization, which is classified as net prepaid rent under the new guidance.

LIBERTY TRIPADVISOR HOLDINGS, INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

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

The components of lease expense during the three and six months ended June 30, 2019 were as follows:

	Three months ended	Six months ended
	June 30, 2019	June 30, 2019
	in millions
Operating lease cost (1)	$6	12
Finance lease cost:
Amortization of right-of-use assets (2)	$2	5
Interest on lease liabilities (3)	1	2
Total finance lease cost	$3	7
Sublease income (1)	(1)	(2)
Total lease cost, net	$8	17

(1)	Included in operating expense, including stock-based compensation in the condensed consolidated statement of operations.
(2)	Included in depreciation expense in the condensed consolidated statement of operations.
(3)	Included in interest expense in the condensed consolidated statement of operations.

Supplemental balance sheet information related to leases is as follows:

June 30, 2019
in millions
Operating leases:
Operating lease right-of-use assets (1)	$75

Current operating lease liabilities (2)	$18
Operating lease liabilities (3)	67
Total operating lease liabilities	$85

Finance Lease:
Finance lease right-of-use assets (4)	$110

Current finance lease liabilities (2)	$5
Finance lease liabilities (3)	80
Total finance lease liabilities	$85

(1)	Included in other assets, at cost, net of accumulated amortization in the condensed consolidated balance sheet.
(2)	Included in accrued liabilities and other current liabilities in the condensed consolidated balance sheet.
(3)	Included in other liabilities in the condensed consolidated balance sheet.
(4)	Included in property and equipment, net in the condensed consolidated balance sheet.

LIBERTY TRIPADVISOR HOLDINGS, INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Additional information related to leases is as follows for the periods presented:

Six months ended
June 30, 2019
in millions
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash outflows from operating leases	$14
Operating cash outflows from finance lease	$2
Financing cash outflows from finance lease	$3
Right-of-use assets obtained in exchange for lease liabilities:
Operating leases	$97
Finance lease	$88

As of June 30, 2019
Weighted-average remaining lease term
Operating leases	4.8 years
Finance lease	11.5 years
Weighted-average discount rate
Operating leases	4.32%
Finance lease	4.49%

Future lease payments under non-cancellable leases as of June 30, 2019 were as follows:

	Operating Leases	Finance Lease
	in millions
Remainder of 2019	$10	4
2020	21	9
2021	20	10
2022	19	10
2023	12	10
Thereafter	12	67
Total future lease payments	$94	110
Less: imputed interest	(9)	(25)
Total	$85	85

As of June 30, 2019, we did not have any additional operating or finance leases that have not yet commenced but that create significant rights and obligations for us.

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

Beginning in the first quarter of 2019, we have identified the following as reportable segments:

●	Hotels, Media & Platform – includes the following revenue sources: (1) TripAdvisor-branded hotels revenue – primarily consisting of TripAdvisor-branded hotel metasearch auction-based revenue, transaction revenue from TripAdvisor’s hotel instant booking feature, subscription-based advertising revenue and hotel sponsored placements advertising revenue; and (2) TripAdvisor-branded display and platform revenue – consisting of TripAdvisor-branded display-based revenue. All direct general and administrative costs are included in the applicable business, however, all corporate general and administrative costs are included in the Hotels, Media & Platform reportable segment. In addition, the Hotels, Media & Platform reportable segment includes all TripAdvisor-related brand advertising expenses (primarily television advertising) and technical infrastructure and other costs supporting the TripAdvisor platform.
●	Experiences & Dining – TripAdvisor provides information and services for consumers to research, book and experience activities and attractions in popular travel destinations both through Viator, TripAdvisor’s dedicated Experiences business, and on TripAdvisor’s website and mobile apps. TripAdvisor generates commissions for each booking transaction it facilitates through its online reservation system. TripAdvisor also provides information and services for consumers to research and book restaurants in popular travel destinations through its dedicated restaurant reservations business, TheFork, and on TripAdvisor-branded websites and mobile apps.

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

	Three months ended		Six months ended
	June 30,		June 30,
	2019	2018	2019	2018
	amounts in millions
Hotels, Media & Platform
TripAdvisor-branded hotels	$211	231	$427	447
TripAdvisor-branded display and platform	43	41	81	77
Total Hotels, Media & Platform	254	272	508	524

Experiences & Dining	125	98	206	161
Corporate and other	43	63	84	126
Total Revenue	$422	433	$798	811

The following table provides information about the opening and closing balances of accounts receivable and contract assets from contracts with customers:

	June 30, 2019	December 31, 2018
	amounts in millions
Accounts receivable	$261	205
Contract assets	9	7
Total	$270	212

LIBERTY TRIPADVISOR HOLDINGS, INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Accounts receivable are recognized when the right to consideration becomes unconditional. Contract assets are rights to consideration in exchange for services that TripAdvisor has transferred to a customer when that right is conditional on something other than the passage of time, such as commission payments that are contingent upon the completion of the service by the principal in the transaction. Contract liabilities generally include payments received in advance of performance under the contract, and are realized as revenue as the performance obligation to the customer is satisfied, which TripAdvisor presents as deferred revenue on its consolidated balance sheets. As of January 1, 2019, TripAdvisor had $63 million recorded as deferred revenue on its condensed consolidated balance sheet, of which $12 million and $46 million was recognized into revenue during the three and six months ended June 30, 2019, respectively. As of January 1, 2018, TripAdvisor had $59 million recorded as deferred revenue on its unaudited condensed consolidated balance sheet, of which $13 million and $45 million was recognized in revenue during the three and six months ended June 30, 2018, respectively.  The difference between the opening and closing balances of TripAdvisor’s deferred revenue primarily results from the timing differences between when TripAdvisor receives customer payments and the time in which TripAdvisor satisfies its performance obligations. The difference between the opening and closing balances of TripAdvisor’s contract assets primarily results from the timing difference between when TripAdvisor satisfies its performance obligations and the time when the principal completes the service in the transaction. There were no significant changes in contract assets or deferred revenue during the six months ended June 30, 2019 and 2018 related to business combinations, impairments, cumulative catch-ups or other material adjustments.

TripCo defines Adjusted OIBDA, a non-GAAP measure, as revenue less operating expenses, and selling, general and administrative expenses (excluding stock-based compensation), adjusted for specifically identified non-recurring transactions. TripCo believes this measure is an important indicator of the operational strength and performance of its businesses by identifying those items that are not directly a reflection of each business’ performance or indicative of ongoing business trends. In addition, this measure allows management to view operating results, and perform analytical comparisons and benchmarking between businesses and identify strategies to improve performance. This measure of performance excludes depreciation and amortization, equity settled liabilities (including stock-based compensation), separately reported litigation settlements and restructuring and impairment charges that are included in the measurement of operating income pursuant to GAAP. Accordingly, Adjusted OIBDA should be considered in addition to, but not as a substitute for, operating income, net income, cash flow provided by operating activities and other measures of financial performance prepared in accordance with GAAP. TripCo generally accounts for intersegment sales and transfers as if the sales or transfers were to third parties, that is, at current prices.

Adjusted OIBDA is summarized as follows:

	Three months ended		Six months ended
	June 30,		June 30,
	2019	2018	2019	2018
	amounts in millions
Hotels, Media & Platforms	$108	85	212	162
Experiences & Dining	7	16	(17)	12
Corporate and other	10	7	18	12
Consolidated TripCo	$125	108	213	186

LIBERTY TRIPADVISOR HOLDINGS, INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

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

The following table provides a reconciliation of Consolidated segment Adjusted OIBDA to Operating income (loss) and Earnings (loss) before income taxes:

	Three months ended		Six months
	June 30,		ended June 30,
	2019	2018	2019	2018
	amounts in millions
Consolidated segment Adjusted OIBDA	$125	108	213	186
Stock-based compensation	(33)	(33)	(63)	(63)
Depreciation and amortization	(41)	(41)	(83)	(80)
Operating income (loss)	51	34	67	43
Interest expense	(6)	(6)	(11)	(12)
Realized and unrealized gain (losses) on financial instruments, net	5	(42)	6	(65)
Other, net	4	—	8	1
Earnings (loss) before income taxes	$54	(14)	70	(33)

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Certain statements in this Quarterly Report on Form 10-Q constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, including statements regarding our business and marketing strategies; the recoverability of our goodwill and other long-lived assets; our projected sources and uses of cash; anticipated debt obligations; fluctuations in interest rates and foreign exchange rates; and the anticipated impact of certain contingent liabilities related to tax rules and other matters arising in the ordinary course of business. Forward-looking statements inherently involve many risks and uncertainties that could cause actual results to differ materially from those projected in these statements. Where, in any forward-looking statement, we express an expectation or belief as to future results or events, such expectation or belief is expressed in good faith and believed to have a reasonable basis, but such statements necessarily involve risks and uncertainties and there can be no assurance that the expectation or belief will result or be achieved or accomplished. The following include some but not all of the factors that could cause actual results or events to differ materially from those anticipated:

●	customer demand for products and services and the ability of our subsidiary to adapt to changes in demand;
●	competitor responses to products and services;
●	the levels and quality of online traffic to TripAdvisor, Inc.’s (“TripAdvisor”) businesses’ websites and the ability to convert visitors into contributors or consumers;
●	the expansion of social integration and member acquisition efforts with social media;
●	the impact of changes in search engine algorithms and dynamics or search engine disintermediation;
●	uncertainties inherent in the development and integration of new business lines and business strategies;
●	our future financial performance, including availability, terms and deployment of capital;
●	our ability to successfully integrate and recognize anticipated efficiencies and benefits from the businesses we acquire;
●	impairment of goodwill or other intangible assets such as trademarks or other intellectual property arising from acquisitions;
●	the ability of suppliers and vendors to deliver equipment, software and services;
●	availability of qualified personnel;
●	changes in, or failure or inability to comply with, government regulations, including, without limitation, regulations of the Federal Communications Commission and adverse outcomes from regulatory proceedings;
●	changes in business models;
●	changes in the nature of key strategic relationships with partners and vendors;
●	domestic and international economic and business conditions and industry trends, including the impact of “Brexit” and those conditions and trends which result in declines or disruptions in the travel industry;
●	consumer spending levels, including the availability and amount of individual consumer debt;
●	costs related to the maintenance and enhancement of brand awareness;
●	advertising spending levels;
●	rapid technological changes;
●	failure to protect the security of personal information about customers and users, subjecting us to potentially costly government enforcement actions or private litigation and reputational damage;
●	the regulatory and competitive environment of the industries in which we operate;
●	fluctuations in foreign currency exchange rates; and
●	threatened terrorist attacks, political unrest in international markets and ongoing military action around the world.

For additional risk factors, please see Part I, Item 1A of the Annual Report on Form 10-K for the year ended December 31, 2018, Part II. Item 1A. Risk Factors of the Quarterly Report on Form 10-Q for the quarter ended March 31, 2019 and Part II. Item 1A. Risk Factors of this Quarterly Report on Form 10-Q. These forward-looking statements and such risks, uncertainties and other factors speak only as of the date of this Quarterly Report, and we expressly disclaim any obligation or undertaking to disseminate any updates or revisions to any forward-looking statement contained herein, to reflect any change in our expectations with regard thereto, or any other change in events, conditions or circumstances on which any such statement is based.

The following discussion and analysis provides information concerning our results of operations and financial condition. This discussion should be read in conjunction with our accompanying condensed consolidated financial statements and the notes thereto.

Overview

The accompanying financial statements and the other information herein refer to Liberty TripAdvisor Holdings, Inc. as “TripCo,” “Consolidated TripCo,” the “Company,” “us,” “we” and “our” unless the context otherwise requires. We own an approximate 22% economic interest and 57% voting interest in TripAdvisor as of June 30, 2019. All significant intercompany accounts and transactions have been eliminated in the accompanying condensed consolidated financial statements.

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

Results of Operations—Consolidated—June 30, 2019 and 2018

General.  We provide in the tables below information regarding our consolidated Operating Results and Other Income and Expense.

	Three months ended		Six months ended
	June 30,		June 30,
	2019	2018	2019	2018
	amounts in millions
Revenue
Hotels, Media & Platforms	$254	272	508	524
Experiences & Dining	125	98	206	161
Corporate and other	43	63	84	126
Total revenue	422	433	798	811
Operating expense	87	78	169	153
SG&A	210	247	416	472
Stock-based compensation	33	33	63	63
Depreciation and amortization	41	41	83	80
Operating income	51	34	67	43
Other income (expense):
Interest expense	(6)	(6)	(11)	(12)
Realized and unrealized gains (losses) on financial instruments, net	5	(42)	6	(65)
Other, net	4	—	8	1
	3	(48)	3	(76)
Earnings (loss) before income taxes	54	(14)	70	(33)
Income tax (expense) benefit	(31)	(8)	(36)	(24)
Net earnings (loss)	$23	(22)	34	(57)

Adjusted OIBDA	$125	108	213	186

Revenue

TripAdvisor’s Hotels, Media & Platforms revenue decreased $18 million and $16 million during the three and six months ended June 30, 2019, respectively, when compared to the same periods in the prior year. The decreases in Hotels, Media & Platforms revenue are detailed as follows:

	Three months ended		Six months ended
	June 30,		June 30,
	2019	2018	2019	2018
	amounts in millions
TripAdvisor-branded hotels	$211	231	427	447
TripAdvisor-branded display and platform	43	41	81	77
Total Hotels, Media & Platform	$254	272	508	524

TripAdvisor-branded hotels revenue includes hotel metasearch auction as well as other click-based revenue, such as hotel sponsored placements advertising that enable hotels to enhance their visibility on TripAdvisor’s hotel pages, and subscription-based advertising services that are offered to travel partners. TripAdvisor’s travel partners are predominately online travel agencies and hoteliers. For the three and six months ended June 30, 2019, 83% and 84%, respectively, of TripAdvisor’s Hotels, Media & Platform segment revenue was derived from TripAdvisor-branded hotels revenue. For both the three and six months ended June 30, 2018, 85% of TripAdvisor’s total Hotels, Media & Platform segment revenue was derived from TripAdvisor-branded hotels revenue. TripAdvisor-branded hotels revenue decreased $20 million during both the three and six months ended June 30, 2019, when compared to the same periods in 2018.  This decrease was primarily due to factors impacting TripAdvisor’s hotel metasearch auction revenue including optimized investments in search engine marketing (“SEM”) and other online paid traffic acquisition costs, and to a lesser extent, reduced revenue from TripAdvisor’s search engine optimization marketing channel, which TripAdvisor believes is related to search engines increasing the prominence of their own hotel products in search results, and adverse changes in foreign currency when compared to the same periods in 2018, all of which was partially offset by growth in TripAdvisor’s hotel sponsored placements advertising revenue.

Revenue per hotel shopper in TripAdvisor’s metasearch auction increased during the three and six months ended June 30, 2019, while the average monthly unique hotel shoppers declined during the three and six months ended June 30, 2019, when compared to the same periods in 2018.  Revenue per hotel shopper grew primarily due to product enhancements and competition for TripAdvisor’s high quality hotel shopper leads from travel partners, partially offset by a greater percentage of hotel shoppers visiting TripAdvisor-branded websites and apps on mobile phones, which TripAdvisor continued to experience during the first half of 2019. The decrease in average monthly unique hotel shoppers was primarily due to TripAdvisor’s reduction of direct selling and marketing spend on TripAdvisor’s least-profitable paid online marketing campaigns to improve return on investment and TripAdvisor believes search engines increasing the prominence of their own hotel products in search results.

Subscription-based advertising revenue was relatively flat during the three and six months ended June 30, 2019, when compared to the same periods in 2018.

TripAdvisor-branded display-based advertising revenue increased by $2 million or 5%, and $4 million or 5%, during the three and six months ended June 30, 2019, respectively, when compared to the same periods in 2018, primarily due to an increase in pricing, partially offset by a decrease in impressions sold.

Experiences & Dining segment revenue increased by $27 million or 28%, and $45 million or 28%, during the three and six months ended June 30, 2019, respectively, when compared to the same periods in 2018, primarily driven by growth in both Experiences bookings and Restaurants bookings, as well as Restaurants media advertising placement revenue, partially offset by adverse changes in foreign currency, when compared to the same periods in 2018.

Experiences revenue growth during the three and six months ended June 30, 2019, when compared to the same periods in 2018, was primarily driven by growth in consumer demand and bookable supply on TripAdvisor’s platform contributing to bookings growth. TripAdvisor believes platform expansion and improvements contributed to Experiences revenue growth. Restaurants revenue growth during the three and six months ended June 30, 2019, when compared to the same periods in 2018,  was primarily driven by growth in seated diners and bookings growth on mobile, in addition to restaurant sponsored placements advertising and subscription revenue growth.

Corporate and other revenue, which primarily includes click-based advertising and display-based advertising revenue from rentals, flights, cruise and car rental offerings on TripAdvisor and non-TripAdvisor branded websites, such as www.smartertravel.com, www.bookingbuddy.com, www.cruisecritic.com and www.onetime.com, decreased by $20 million or 32%, and $42 million or 33% during the three and six months ended June 30, 2019, respectively, when compared to the same periods in 2018. This was primarily driven by the elimination of some marginal and unprofitable revenue within these offerings, as well as strategic resource re-allocation of investment across other areas of TripAdvisor’s business and continued competition in the Rentals offering.

Operating expense

The most significant driver of operating expense is technology and content costs, which increased $5 million and $12 million during the three and six months ended June 30, 2019, respectively, when compared to the same periods in 2018. The increases were primarily related to additional headcount to support the business growth of TripAdvisor’s Experiences & Dining businesses, partially offset by a decrease in personnel and overhead costs in TripAdvisor’s other businesses, as a result of strategic personnel re-allocation across TripAdvisor’s businesses.

Selling, general and administrative

The most significant driver of selling, general and administrative expense is selling and marketing costs, which consist of direct selling and marketing costs and indirect costs, such as personnel and overhead. Selling and marketing costs decreased $38 million and $59 million during the three and six months ended June 30, 2019, respectively, when compared to the same periods in 2018, primarily due to an overall decrease in SEM and other online traffic acquisition costs driven by TripAdvisor’s Hotels, Media & Platform and other businesses, partially offset by an increase of marketing expenditures in the Experiences & Dining segment.

Operating Income (Loss).  Our consolidated operating results increased by $17 million and $24 million during the three and six months ended June 30, 2019, respectively, when compared to the same periods in the prior year. Operating income was impacted by the above explanations, combined with an increase in depreciation and amortization expense of $3 million due to increased amortization related to capitalized software and website development costs and incremental amortization related the adoption of the new leasing standard during the six months ended June 30, 2019.

Adjusted OIBDA.  To provide investors with additional information regarding our financial results, we also disclose Adjusted OIBDA, which is a non-GAAP financial measure. We define Adjusted OIBDA as revenue less operating expenses and selling, general and administrative (“SG&A”) expenses (excluding stock-based compensation), adjusted for specifically identified non-recurring transactions. Our chief operating decision maker and management team use this measure of performance in conjunction with other measures to evaluate our business and make decisions about our resources. We believe this is an important indicator of the operational strength and performance of our businesses by identifying those items that are not directly a reflection of each business’ performance or indicative of ongoing business trends.  In addition, this measure allows us to view operating results, perform analytical comparisons and benchmarking between businesses and identify strategies to improve performance. This measure of performance excludes such costs as depreciation and amortization, stock-based compensation and restructuring and impairment charges that are included in the measurement of operating income pursuant to U.S. generally accepted accounting principles (“GAAP”). Accordingly, Adjusted OIBDA should be considered in addition to, but not as a substitute for, operating income, net income, cash flow provided by operating activities and other measures of financial performance prepared in accordance with GAAP. See note 8 to the accompanying condensed consolidated financial statements for a reconciliation of Adjusted OIBDA to operating income (loss) and earnings (loss) before income taxes.

	Three months ended		Six months ended
	June 30,		June 30,
	2019	2018	2019	2018
	amounts in millions
Adjusted OIBDA
Hotels, Media & Platforms	$108	85	212	162
Experiences & Dining	7	16	(17)	12
Corporate and other	10	7	18	12
Consolidated TripCo	$125	108	213	186

Consolidated Adjusted OIBDA increased $17 million and $27 million during the three and six months ended June 30, 2019, respectively, when compared to the same periods in the prior year.  Hotels, Media & Platforms Adjusted OIBDA increased $23 million and $50 million during the three and six months ended June 30, 2019, respectively, when compared to the same period in the prior year, primarily due to reduced direct selling and marketing expenses related to SEM and other online paid traffic acquisition costs on TripAdvisor’s least-profitable paid online marketing campaigns to improve return on investment.

Experiences & Dining Adjusted OIBDA decreased $9 million or 56%, and $29 million during the three and six months ended June 30, 2019, respectively, when compared to the corresponding periods in the prior year, primarily due to increased people costs to drive product and supply investments, as well as marketing investments to fund long-term growth initiatives, partially offset by an increase in revenue, as noted above.

Corporate and other Adjusted OIBDA increased $3 million and $6 million during the three and six months ended June 30, 2019, respectively, when compared to the same periods in 2018. These increases were primarily due to reduced costs related to marketing and operational re-alignments, partially offset by decreases in revenue, as described above. Corporate and other Adjusted OIBDA also includes $2 million and $1 million of TripCo level selling, general and administrative expenses for the three months ended June 30, 2019 and 2018, respectively, and $4 million and $3 million of TripCo level selling, general and administrative expenses for the six months ended June 30, 2019 and 2018, respectively.

Other Income and Expense

Components of Other income (expense) are presented in the table below.

	Three months ended		Six months ended
	June 30,		June 30,
	2019	2018	2019	2018
	amounts in millions
Interest expense
TripAdvisor	$(2)	(3)	(3)	(6)
Corporate	(4)	(3)	(8)	(6)
Consolidated TripCo	$(6)	(6)	(11)	(12)
Realized and unrealized gains (losses) on financial instruments, net
TripAdvisor	$—	(3)	—	(3)
Corporate	5	(39)	6	(62)
Consolidated TripCo	$5	(42)	6	(65)
Other, net
TripAdvisor	$4	—	8	1
Corporate	—	—	—	—
Consolidated TripCo	$4	—	8	1

Interest expense.  Interest expense remained flat and decreased $1 million for the three and six months ended June 30, 2019, respectively, when compared to the same periods in the prior year, primarily due to lower finance costs related to TripAdvisor’s Headquarters Lease under ASC 842 and lower average outstanding borrowings on TripAdvisor’s 2015 Credit Facility (as defined in note 5 to the accompanying condensed consolidated financial statements). These decreases at TripAdvisor were partially offset by increased corporate interest expense due to higher outstanding borrowings under the TripCo margin loans.

Realized and unrealized gains (losses) on financial instruments, net. Realized and unrealized gains (losses) on financial instruments, net is primarily comprised of the change in the fair value of the variable postpaid forward as described in notes 4 and 5 to the accompanying condensed consolidated financial statements.

Other, net.  Other, net increased $4 million and $7 million for the three and six months ended June 30, 2019, respectively, when compared to the same periods in the prior year, primarily due to an increase in interest income earned from TripAdvisor’s money market funds and other investments due to increased interest rates and increased investment, as well as lower foreign currency transaction losses as a result of the fluctuation of foreign exchange rates during 2019.

Income taxes.  During the three months ended June 30, 2019 and 2018, we had earnings before income taxes of $54 million and losses before income taxes of $14 million, respectively, and we had income tax expense of $31 million and $8 million, respectively. During the six months ended June 30, 2019 and 2018, we had earnings before income taxes of $70 million and losses before income taxes of $33 million, respectively, and we had income tax expense of $36 million and $24 million, respectively. For the three and six months ended June 30, 2019, the Company recognized additional tax to reverse the cumulative income tax benefit taken for excluding stock-based compensation from inter-company cost sharing arrangements. For the three and six months ended June 30, 2018, the Company recognized additional tax expense related to the recognition of deferred tax liabilities for basis differences in the stock of a consolidated subsidiary, changes in the valuation allowance, changes in unrecognized tax benefits and the recognition of excess tax benefits and shortfalls related to stock-based compensation. These expense items were partially offset by a $5 million income tax benefit reflecting additional information related to provisions of the Tax Cuts and Jobs Act during the three months ended June 30, 2018.

Net earnings (loss).  We had net earnings of $23 million and net losses of $22 million for the three months ended June 30, 2019 and 2018, respectively, and net earnings of $34 million and net losses of $57 million for the six months ended June 30, 2019 and 2018, respectively. The change in net earnings was the result of the above described fluctuations in our revenue and expenses.

Liquidity and Capital Resources

As of June 30, 2019, substantially all of our cash and cash equivalents consist of cash on hand in global financial institutions, money market funds and marketable securities with maturities of 90 days or less at the date of purchase.

The following are potential sources of liquidity: available cash balances, proceeds from asset sales, monetization of our investments, outstanding or anticipated debt facilities, debt and equity issuances, and dividend and interest receipts.

As of June 30, 2019, TripCo had a cash balance of $915 million. Approximately $901 million of the cash balance, at June 30, 2019, is held at TripAdvisor. Although TripCo has a 57% voting interest in TripAdvisor, TripAdvisor is a separate public company with a significant non-controlling interest, as TripCo has only a 22% economic interest in TripAdvisor. Even though TripCo controls TripAdvisor through its voting interest and board representation, decision making with respect to using TripAdvisor’s cash balances must consider TripAdvisor’s minority holders. Accordingly, any potential distributions of cash from TripAdvisor to TripCo would generally be on a pro rata basis based on economic ownership interests. Covenants in TripAdvisor’s debt instruments also restrict the payment of dividends and cash distributions to stockholders. Approximately $319 million of the TripAdvisor cash and cash equivalents balance is held by foreign subsidiaries, with the majority held in the United Kingdom.

During the six months ended June 30, 2018, TripAdvisor borrowed an additional $5 million and repaid $235 million of outstanding borrowings under the 2015 Credit Facility (as defined in note 5 to the accompanying condensed consolidated financial statements). These net repayments were primarily made from a one-time repatriation of $325 million of foreign earnings to the United States. Cumulative undistributed earnings of foreign subsidiaries that TripAdvisor intends to indefinitely reinvest outside of the United States totaled approximately $728 million as of June 30, 2019. Should TripAdvisor distribute, or be treated under certain U.S. tax rules as having distributed, the earnings of foreign subsidiaries in the form of dividends or otherwise, TripAdvisor may be subject to U.S. income taxes. To date, TripAdvisor has permanently reinvested its foreign earnings outside of the United States and it currently does not intend to repatriate these earnings to fund U.S. operations. The amount of any unrecognized deferred income tax on this temporary difference is not material.

As of June 30, 2019, TripAdvisor had no outstanding borrowings and approximately $1.2 billion in borrowing capacity available under the 2015 Credit Facility and approximately $40 million of borrowing capacity available under the TripAdvisor Chinese Credit Facilities.  In addition, TripCo has an additional $25 million available until June 10, 2020 under a delayed draw term loan as part of the 2019 Margin Loan (as defined in note 5 to the accompanying condensed consolidated financial statements).

Historically, TripAdvisor’s operating cash flows have been sufficient to fund its working capital requirements, capital expenditures and long term debt obligations and other financial commitments and are expected to be sufficient in future periods.

	Six months ended
	June 30,
	2019	2018
	amounts in millions
Cash flow information
TripAdvisor cash provided (used) by operating activities	$363	360
Corporate cash provided (used) by operating activities	(16)	(3)
Net cash provided (used) by operating activities	$347	357

TripAdvisor cash provided (used) by investing activities	$(87)	(5)
Corporate cash provided (used) by investing activities	—	—
Net cash provided (used) by investing activities	$(87)	(5)

TripAdvisor cash provided (used) by financing activities	$(28)	(353)
Corporate cash provided (used) by financing activities	13	—
Net cash provided (used) by financing activities	$(15)	(353)

During the six months ended June 30, 2019, TripCo’s primary uses of cash were original principal debt repayments of $100 million, purchases of marketable securities of $69 million, capital expenditures of $38 million and payment of withholding taxes on net share settlements on equity awards of $26 million. These uses of cash were funded primarily with cash provided by operations, borrowings of debt of $114 million and proceeds from sales and maturities of marketable securities of $20 million.

The projected use of TripCo’s corporate cash will primarily be to pay fees (not expected to exceed $4 million annually) to Liberty Media Corporation (“Liberty Media”) for providing certain services pursuant to the services agreement and the facilities sharing agreement that TripCo entered into with Liberty Media or its subsidiaries, and to pay any other corporate level expenses. We anticipate that TripCo’s corporate cash balance (without other financial resources potentially available as discussed above) to be sufficient to maintain operations through a refinancing arrangement on the margin loans and the variable postpaid forward described in notes 4 and 5 to the accompanying condensed consolidated financial statements. The debt service costs of the margin loan agreement entered into by our bankruptcy remote wholly-owned subsidiary are paid in kind and become outstanding principal. In addition, debt service costs accrue on the variable postpaid forward borrowing described in note 5 to the accompanying condensed consolidated financial statements. At maturity, the accreted loan amount due under the variable postpaid forward will be approximately $272 million. At the maturity of these obligations, a number of options are available to satisfy them as discussed above in potential sources of liquidity.

TripAdvisor’s available cash, cash equivalents and marketable securities, combined with expected cash flows generated by operating activities and available borrowings from its credit facilities, are expected to be sufficient to fund TripAdvisor’s foreseeable working capital requirements, capital expenditures, existing business growth initiatives, debt obligations, lease commitments, and other financial commitments through at least the next twelve months. TripAdvisor’s future capital requirements may also include capital needs for acquisitions, share repurchases, and/or other expenditures in support of its business strategy, and may potentially reduce TripAdvisor’s cash balance and/or increase its debt.

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

We are exposed to changes in interest rates primarily as a result of our borrowing and investment activities, which include investments in fixed and floating rate debt instruments and borrowings used to maintain liquidity and to fund business operations. The nature and amount of our long-term and short-term debt are expected to vary as a result of future requirements, market conditions and other factors. We expect to manage our exposure to interest rates by maintaining what we believe is an appropriate mix of fixed and variable rate debt. We believe this best protects us from interest rate risk. We expect to achieve this mix by (i) issuing fixed rate debt that we believe has a low stated interest rate and significant term to maturity, (ii) issuing variable rate debt with appropriate maturities and interest rates, and (iii) entering into interest rate swap arrangements when we deem appropriate. As of June 30, 2019, our debt is comprised of the following amounts:

	Variable rate debt		Fixed rate debt
	Principal	Weighted avg	Principal	Weighted avg
	amount	interest rate	amount	interest rate
amount in millions
TripAdvisor	$—	N/A	—	N/A
TripCo debt	$225	4.3%	269	1.3%

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

Item 4. Controls and Procedures.

In accordance with Rules 13a-15 and 15d-15 under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), the Company carried out an evaluation, under the supervision and with the participation of management, including its chief executive officer and its principal accounting and financial officer (the "Executives"), of the effectiveness of its disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, the Executives concluded that the Company's disclosure controls and procedures were effective as of June 30, 2019 to provide reasonable assurance that information required to be disclosed in its reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms.

There has been no change in the Company's internal control over financial reporting that occurred during the three months ended June 30, 2019 that has materially affected, or is reasonably likely to materially affect, its internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 1A.  Risk Factors

Except as discussed below, there have been no material changes in the Company’s risk factors from those disclosed in Part I, Item 1A of its Annual Report on Form 10-K for the year ended December 31, 2018 and in Part II, Item 1A of its Quarterly Report on Form 10-Q for the quarter ended March 31, 2019.

Application of U.S. state and local or international tax laws, changes in tax laws or tax rulings, or the examination of TripAdvisor’s tax positions, could materially affect TripAdvisor’s financial position and results of operations.

As an international business, TripAdvisor is subject to incomes taxes and non-income-based taxes in the United States and various other international jurisdictions.  Tax laws are dynamic and subject to change as new laws are passed and new interpretations of the law are issued or applied. TripAdvisor’s existing corporate structure and intercompany arrangements have been implemented in a manner it believes is in compliance with current prevailing tax laws. However, due to economic and political conditions, tax rates and tax regimes in various jurisdictions may be subject to significant change and the tax benefits that TripAdvisor intends to eventually derive could be undermined due to changing tax laws. Governments are increasingly focused on ways to increase tax revenues, which has contributed to an increase in audit activity, more aggressive positions taken by tax authorities and an increase in tax legislation.  Any such additional taxes or other assessments may be in excess of TripAdvisor’s current tax provisions or may require TripAdvisor to modify its business practices in order to reduce its exposure to additional taxes going forward, any of which could have a material adverse effect on TripAdvisor’s business, results of operations and financial condition.

The 2017 Tax Act has resulted in significant changes to the U.S. corporate income tax system. The tax law changes by the 2017 Tax Act are broad and complex and there are still uncertainties about how the 2017 Tax Act will be interpreted at both the U.S. federal and state levels.  The U.S. Treasury Department, the Internal Revenue Service (“IRS”) and other standard-setting bodies could interpret or issue guidance on how provisions of the 2017 Tax Act will be applied or otherwise administered that is different from TripAdvisor’s interpretation. This could materially change the taxes recorded in 2017 and 2018, and the expected future impact of the 2017 Tax Act on TripAdvisor’s business.

In July 2016, the European Council formally adopted an Anti-Tax Avoidance Directive in July 2016, which was further amended in February 2017. This Directive is aimed at preventing aggressive tax planning, increasing tax transparency and creating a fairer tax environment for all businesses in the European Union. The Organization for Economic Cooperation and Development is working towards a consensus-based solution to the challenges of the digitalization of the economy by 2020. In addition, on March 21, 2018, the European Commission released two draft directives on the Taxation of the Digital Economy. One directive aims at a more comprehensive solution whereby EU countries would be able to levy corporate income tax on companies that have digital presence in those countries regardless of whether they have a physical presence in those countries. The second directive provides for an interim solution whereby EU countries are to apply a 3% revenue based Digital Services Tax (“DST”), which if enacted, would be effective beginning in 2020. In the interim, certain EU countries have proposed legislation to implement DST that, if enacted, would impose a tax on revenue earned by larger companies from users of digital services located in these respective EU countries as early as 2019. On July 11, 2019, France’s Parliament approved a law implementing a 3% digital services tax on French revenues, retroactive to January 1, 2019.  On July 24, 2019, the French DST was signed into law by President Macron. TripAdvisor is currently assessing the financial impact of this new law. TripAdvisor will continue to monitor developments and determine the financial impact worldwide of these initiatives.

Any changes to international tax laws, including new definitions of permanent establishment, could affect the tax treatment of TripAdvisor’s foreign earnings and adversely impact TripAdvisor’s effective income tax rate. Further, changes to tax laws and additional reporting requirements could increase the complexity, burden and cost of compliance.

Due to the large and expanding scale of TripAdvisor’s international business activities, any changes in U.S. or international taxation of TripAdvisor’s activities or the combined effect of tax laws in multiple jurisdictions may increase TripAdvisor’s worldwide effective income tax rate, increase the complexity and costs associated with tax compliance (especially if changes are implemented or interpreted inconsistently across tax jurisdictions) and adversely affect TripAdvisor’s cash flows and results of operations.

In addition, the taxing authorities in the United States and other jurisdictions where TripAdvisor does business regularly examines TripAdvisor’s income and other tax returns as well as the tax returns of Expedia, TripAdvisor’s former parent. The ultimate outcome of these examinations cannot be predicted with certainty. Should the IRS or other taxing authorities assess additional taxes as a result of examinations, TripAdvisor may be required to record charges to its operations, which could harm TripAdvisor’s operating results and financial condition.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

179 shares of Liberty TripAdvisor Holdings, Inc. Series A common stock were surrendered by our officers and employees to pay withholding taxes and other deductions in connection with the vesting of their restricted stock during the three months ended June 30, 2019.

Item 6. Exhibits

(a)	Exhibits

Listed below are the exhibits which are filed as a part of this Report (according to the number assigned to them in Item 601 of Regulation S-K):

Exhibit No.	Name
31.1	Rule 13a-14(a)/15d-14(a) Certification*
31.2	Rule 13a-14(a)/15d-14(a) Certification*
32	Section 1350 Certification**
101.INS	Inline XBRL Instance Document* - The instance document does not appear in the interactive data file because its XBRL tags are embedded within the inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document*
101.CAL	Inline XBRL Taxonomy Calculation Linkbase Document*
101.LAB	Inline XBRL Taxonomy Label Linkbase Document*
101.PRE	Inline XBRL Taxonomy Presentation Linkbase Document*
101.DEF	Inline XBRL Taxonomy Definition Document*
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)*

* Filed herewith

** Furnished herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LIBERTY TRIPADVISOR HOLDINGS, INC.

Date: August 7, 2019	By:	/s/ GREGORY B. MAFFEI
Gregory B. Maffei Chairman, President and Chief Executive Officer

Date: August 7, 2019	By:	/s/ BRIAN J. WENDLING
Brian J. Wendling Senior Vice President and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)