Form 10-Q
period 2019-09-30
Liberty TripAdvisor Holdings, Inc.
filed 2019-11-06
CIK 1606745

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2019

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

Indicate by check mark whether the registrant is a shell company as defined in Rule 12b-2 of the Exchange Act. Yes ☐  No ☒

The number of outstanding shares of Liberty TripAdvisor Holdings, Inc. common stock as of October 31, 2019 was:

	Series A	Series B
Liberty TripAdvisor Holdings, Inc. common stock	72,149,002	2,929,777

Part I – Financial Information

LIBERTY TRIPADVISOR HOLDINGS, INC.

Condensed Consolidated Balance Sheets

(unaudited)

	September 30,	December 31,
	2019	2018
	amounts in millions
Assets
Current assets:
Cash and cash equivalents	$849	672
Accounts receivable and contract assets, net of allowance for doubtful accounts of $24 million and $21 million, respectively	218	212
Other current assets	168	48
Total current assets	1,235	932
Property and equipment, net	156	154
Intangible assets not subject to amortization:
Goodwill	2,433	2,443
Trademarks	1,263	1,266
	3,696	3,709
Intangible assets subject to amortization, net	261	311
Other assets, at cost, net of accumulated amortization	183	118
Total assets	$5,531	5,224

(continued)

See accompanying notes to condensed consolidated financial statements.

LIBERTY TRIPADVISOR HOLDINGS, INC.

Condensed Consolidated Balance Sheets (Continued)

(unaudited)

	September 30,	December 31,
	2019	2018
	amounts in millions
Liabilities and Equity
Current liabilities:
Deferred merchant and other payables	$212	179
Current portion of debt (note 5)	270	220
Deferred revenue	72	63
Accrued liabilities and other current liabilities	189	151
Total current liabilities	743	613
Long-term debt (note 5)	227	267
Deferred income tax liabilities	331	325
Other liabilities	343	283
Total liabilities	1,644	1,488
Equity:
Preferred stock, $.01 par value. Authorized shares 50,000,000; no shares issued.	—	—
Series A common stock, $.01 par value. Authorized 200,000,000 shares; issued and outstanding 72,146,830 shares at September 30, 2019 and 72,146,903 at December 31, 2018	1	1
Series B common stock, $.01 par value. Authorized shares 7,500,000; issued and outstanding 2,929,777 shares at September 30, 2019 and December 31, 2018	—	—
Series C common stock, $.01 par value. Authorized 200,000,000 shares; no shares issued.	—	—
Additional paid-in capital	223	231
Accumulated other comprehensive earnings (loss), net of taxes	(33)	(29)
Retained earnings	151	133
Total stockholders' equity	342	336
Noncontrolling interests in equity of subsidiaries	3,545	3,400
Total equity	3,887	3,736
Commitments and contingencies (note 7)
Total liabilities and equity	$5,531	5,224

See accompanying notes to condensed consolidated financial statements.

LIBERTY TRIPADVISOR HOLDINGS, INC.

Condensed Consolidated Statements of Operations

(unaudited)

	Three months ended		Nine months ended
	September 30,		September 30,
	2019	2018	2019	2018
	amounts in millions, except
	per share amounts
Total revenue, net	$428	458	1,225	1,269
Operating costs and expenses:
Operating expense, including stock-based compensation (note 2)	100	95	296	274
Selling, general and administrative, including stock-based compensation (note 2)	231	249	682	758
Depreciation and amortization	42	38	125	118
	373	382	1,103	1,150
Operating income (loss)	55	76	122	119
Other income (expense):
Interest expense	(5)	(8)	(16)	(20)
Realized and unrealized gains (losses) on financial instruments, net	14	9	20	(56)
Other, net	5	1	13	2
	14	2	17	(74)
Earnings (loss) before income taxes	69	78	139	45
Income tax (expense) benefit	(21)	(21)	(57)	(45)
Net earnings (loss)	48	57	82	—
Less net earnings (loss) attributable to noncontrolling interests	32	43	65	56
Net earnings (loss) attributable to Liberty TripAdvisor Holdings, Inc. shareholders	$16	14	17	(56)

Basic net earnings (loss) attributable to Series A and Series B Liberty TripAdvisor Holdings, Inc. shareholders per common share (note 3):	$0.21	0.19	0.23	(0.75)
Diluted net earnings (loss) attributable to Series A and Series B Liberty TripAdvisor Holdings, Inc. shareholders per common share (note 3):	$0.21	0.19	0.23	(0.75)

See accompanying notes to condensed consolidated financial statements.

LIBERTY TRIPADVISOR HOLDINGS, INC.

Condensed Consolidated Statements of Comprehensive Earnings (Loss)

(unaudited)

	Three months ended		Nine months ended
	September 30,		September 30,
	2019	2018	2019	2018
	amounts in millions
Net earnings (loss)	$48	57	82	—
Other comprehensive earnings (loss), net of taxes:
Foreign currency translation adjustments	(15)	(10)	(17)	(19)
Other comprehensive earnings (loss)	(15)	(10)	(17)	(19)
Comprehensive earnings (loss)	33	47	65	(19)
Less comprehensive earnings (loss) attributable to the noncontrolling interests	20	35	52	41
Comprehensive earnings (loss) attributable to Liberty TripAdvisor Holdings, Inc. shareholders	$13	12	13	(60)

See accompanying notes to condensed consolidated financial statements.

LIBERTY TRIPADVISOR HOLDINGS, INC.

Condensed Consolidated Statements of Cash Flows

(unaudited)

	Nine months ended
	September 30,
	2019	2018
	amounts in millions
Cash flows from operating activities:
Net earnings (loss)	$82	—
Adjustments to reconcile net earnings (loss) to net cash provided by operating activities
Depreciation and amortization	125	118
Stock-based compensation	94	94
Realized and unrealized (gains) losses on financial instruments, net	(20)	56
Deferred income tax expense (benefit)	6	(9)
Other charges (credits), net	11	8
Changes in operating assets and liabilities
Current and other assets	(6)	25
Payables and other liabilities	53	78
Net cash provided (used) by operating activities	345	370
Cash flows from investing activities:
Capital expended for property and equipment, including internal-use software and website development	(60)	(45)
Purchases of short term investments and other marketable securities	(118)	(1)
Sales and maturities of short term investments and other marketable securities	40	64
Other investing activities, net	(2)	(36)
Net cash provided (used) by investing activities	(140)	(18)
Cash flows from financing activities:
Borrowings of debt	114	7
Repayments of debt	(100)	(245)
Shares repurchased by subsidiary	—	(100)
Payment of withholding taxes on net share settlements of equity awards	(28)	(19)
Other financing activities, net	(3)	3
Net cash provided (used) by financing activities	(17)	(354)
Effect of foreign currency exchange rates on cash, cash equivalents and restricted cash	(11)	(12)
Net increase (decrease) in cash, cash equivalents and restricted cash	177	(14)
Cash, cash equivalents and restricted cash at beginning of period	672	695
Cash, cash equivalents and restricted cash at end of period	$849	681

See accompanying notes to condensed consolidated financial statements.

LIBERTY TRIPADVISOR HOLDINGS, INC.

Condensed Consolidated Statements of Equity

(unaudited)

	Stockholders' equity

						Accumulated		Noncontrolling
					Additional	other		interest in
	Preferred	Common Stock			paid-in	comprehensive	Retained	equity of	Total
	Stock	Series A	Series B	Series C	capital	earnings (loss)	earnings	subsidiaries	equity
	amounts in millions
Balance at January 1, 2019	$—	1	—	—	231	(29)	133	3,400	3,736
Net earnings (loss)	—	—	—	—	—	—	17	65	82
Other comprehensive earnings (loss)	—	—	—	—	—	(4)	—	(13)	(17)
Stock-based compensation	—	—	—	—	28	—	—	80	108
Withholding taxes on net share settlements of stock-based compensation	—	—	—	—	(28)	—	—	—	(28)
Other, net	—	—	—	—	(8)	—	1	13	6
Balance at September 30, 2019	$—	1	—	—	223	(33)	151	3,545	3,887

	Stockholders' equity

						Accumulated		Noncontrolling
					Additional	other		interest in
	Preferred	Common Stock			paid-in	comprehensive	Retained	equity of	Total
	Stock	Series A	Series B	Series C	capital	earnings (loss)	earnings	subsidiaries	equity
	amounts in millions
Balance at June 30, 2019	$—	1	—	—	215	(30)	135	3,497	3,818
Net earnings (loss)	—	—	—	—	—	—	16	32	48
Other comprehensive earnings (loss)	—	—	—	—	—	(3)	—	(12)	(15)
Stock-based compensation	—	—	—	—	10	—	—	27	37
Withholding taxes on net share settlements of stock-based compensation	—	—	—	—	(1)	—	—	—	(1)
Other, net	—	—	—	—	(1)	—	—	1	—
Balance at September 30, 2019	$—	1	—	—	223	(33)	151	3,545	3,887

See accompanying notes to condensed consolidated financial statements.

LIBERTY TRIPADVISOR HOLDINGS, INC.

Condensed Consolidated Statements of Equity (continued)

(unaudited)

	Stockholders' equity

						Accumulated		Noncontrolling
					Additional	other		interest in
	Preferred	Common Stock			paid-in	comprehensive	Retained	equity of	Total
	Stock	Series A	Series B	Series C	capital	earnings (loss)	earnings	subsidiaries	equity
	amounts in millions
Balance at January 1, 2018	$—	1	—	—	250	(23)	196	3,329	3,753
Net earnings (loss)	—	—	—	—	—	—	(56)	56	—
Other comprehensive earnings (loss)	—	—	—	—	—	(4)	—	(15)	(19)
Stock-based compensation	—	—	—	—	27	—	—	77	104
Shares repurchased by subsidiary	—	—	—	—	(20)	—	—	(80)	(100)
Other, net	—	—	—	—	(26)	—	1	12	(13)
Balance at September 30, 2018	$—	1	—	—	231	(27)	141	3,379	3,725

	Stockholders' equity

						Accumulated		Noncontrolling
					Additional	other		interest in
	Preferred	Common Stock			paid-in	comprehensive	Retained	equity of	Total
	Stock	Series A	Series B	Series C	capital	earnings (loss)	earnings	subsidiaries	equity
	amounts in millions
Balance at June 30, 2018	$—	1	—	—	224	(25)	127	3,319	3,646
Net earnings (loss)	—	—	—	—	—	—	14	43	57
Other comprehensive earnings (loss)	—	—	—	—	—	(2)	—	(8)	(10)
Stock-based compensation	—	—	—	—	9	—	—	25	34
Other, net	—	—	—	—	(2)	—	—	—	(2)
Balance at September 30, 2018	$—	1	—	—	231	(27)	141	3,379	3,725

See accompanying notes to condensed consolidated financial statements

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

On November 1, 2019, TripAdvisor’s Board of Directors declared a special cash dividend of $3.50 per share, or estimated to be approximately $490 million in the aggregate.  The dividend is payable on December 4, 2019 to stockholders of record on November 20, 2019.  The Company expects to receive approximately $108 million based on our ownership in TripAdvisor.

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

LIBERTY TRIPADVISOR HOLDINGS, INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

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

Under these agreements, approximately $1 million was reimbursable to Liberty Media for both of the three months ended September 30, 2019 and 2018, and approximately $2 million was reimbursable to Liberty Media for both the nine months ended September 30, 2019 and 2018.

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

Included in the accompanying condensed consolidated statements of operations are the following amounts of stock-based compensation, the majority of which relates to TripAdvisor as discussed below:

	Three months ended		Nine months ended
	September 30,		September 30,
	2019	2018	2019	2018
	amounts in millions
Operating expense	$13	12	40	38
Selling, general and administrative expense	18	19	54	56
	$31	31	94	94

Stock-based compensation expense related to TripAdvisor was $29 million and $29 million for the three months ended September 30, 2019 and 2018, respectively, and $91 million and $90 million for the nine months ended September 30, 2019 and 2018, respectively.

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

			Weighted
			average
			remaining	Aggregate
			contractual	intrinsic
	Series A	WAEP	life	value
	in thousands		in years	in millions
Outstanding at January 1, 2019	570	$15.40
Granted	—	$—
Exercised	—	$—
Forfeited/Cancelled	(1)	$28.08
Outstanding at September 30, 2019	569	$15.38	2.6	$—
Exercisable at September 30, 2019	510	$14.90	2.2	$—

			Weighted
			average
			remaining	Aggregate
			contractual	intrinsic
	Series B	WAEP	life	value
	in thousands		in years	in millions
Outstanding at January 1, 2019	1,797	$27.83
Granted	27	$14.28
Exercised	—	$—
Forfeited/Cancelled	—	$—
Outstanding at September 30, 2019	1,824	$27.63	5.3	$—
Exercisable at September 30, 2019	899	$27.83	5.2	$—

During the nine months ended September 30, 2019, TripCo granted 27 thousand options to purchase shares of Series B TripCo common stock and 35 thousand performance-based RSUs of Series B TripCo common stock to our CEO. Such options had a GDFV of $6.41 per share. The RSUs had a GDFV of $14.17 per share at the time they were granted. The options vest on December 31, 2019, and the RSUs cliff vest one year from the month of grant, subject to the satisfaction of certain performance objectives. Performance objectives, which are subjective, are considered in determining the timing and amount of the compensation expense recognized. When the satisfaction of the performance objectives becomes probable, the Company records compensation expense. The probability of satisfying the performance objectives is assessed at the end of each reporting period.

There were no options to purchase shares of Series A common stock granted during the nine months ended September 30, 2019.

As of September 30, 2019, the total unrecognized compensation cost related to unvested Awards was approximately $1 million. Such amount will be recognized in the Company's consolidated statements of operations over a weighted average period of approximately one year.

As of September 30, 2019, TripCo reserved 2.4 million shares of Series A and Series B common stock for issuance under exercise privileges of outstanding stock Awards.

LIBERTY TRIPADVISOR HOLDINGS, INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

TripAdvisor Equity Grant Awards

The following table presents the number and WAEP of the Awards to purchase TripAdvisor common stock granted to certain officers, employees and directors of TripAdvisor.

			Weighted
			average
	TripAdvisor		remaining	Aggregate
	stock		contractual	intrinsic
	options	WAEP	life	value
	in thousands		in years	in millions
Outstanding at January 1, 2019	6,041	$54.00
Granted	687	$53.09
Exercised	(193)	$42.19
Cancelled or expired	(503)	$57.49
Outstanding at September 30, 2019	6,032	$53.98	6.1	$3
Exercisable at September 30, 2019	3,361	$60.35	4.3	$—

The weighted average GDFV of options granted was $21.69 for the nine months ended September 30, 2019.

As of September 30, 2019, the total unrecognized compensation cost related to unvested TripAdvisor stock options was approximately $34 million and will be recognized over a weighted average period of approximately 2.7 years. The total intrinsic value of stock options exercised was $2 million and $7 million for the nine months ended September 30, 2019 and 2018, respectively.

Additionally, during the nine months ended September 30, 2019, TripAdvisor granted 3.0 million units, which included primarily service-based RSUs, as well as a limited number of market-based restricted stock units (“MSUs”) under the 2018 Stock and Annual Incentive Plan. The RSUs’ fair value was measured based on the quoted price of TripAdvisor common stock at the date of grant. As the MSUs provide for vesting based upon TripAdvisor’s total shareholder return, or “TSR,” performance, the potential outcomes of future stock prices and TSR of TripAdvisor and the Nasdaq Composite Total Return Index, was used to calculate the GDFV of these awards. The weighted average GDFV for RSUs and MSUs granted during the nine months ended September 30, 2019 was $52.65 per share. As of September 30, 2019, the total unrecognized compensation cost related to TripAdvisor RSUs and MSUs was approximately $257 million and will be recognized over a weighted average period of approximately 2.7 years.

(3) Earnings (Loss) Per Common Share (EPS)

Basic earnings (loss) per common share (“EPS”) is computed by dividing net earnings (loss) attributable to TripCo shareholders by the weighted average number of common shares outstanding (“WASO”) for the period. Diluted EPS presents the dilutive effect on a per share basis of potential common shares as if they had been converted at the beginning

LIBERTY TRIPADVISOR HOLDINGS, INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

of the periods presented. Excluded from EPS for both the three and nine months ended September 30, 2019 and 2018 are 2 million potential common shares, because their inclusion would be antidilutive.

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

The Company’s assets and liabilities measured at fair value are as follows:

	September 30, 2019			December 31, 2018
		Quoted prices	Significant		Quoted prices	Significant
		in active	other		in active	other
		markets for	observable		markets for	observable
		identical assets	inputs		identical assets	inputs
Description	Total	(Level 1)	(Level 2)	Total	(Level 1)	(Level 2)
	amounts in millions
Cash equivalents	$19	19	—	145	140	5
Marketable securities	$95	—	95	15	—	15
Variable postpaid forward	$38	—	38	20	—	20

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

(5) Debt

Outstanding debt at September 30, 2019 and December 31, 2018 is summarized as follows:

	September 30,	December 31,
	2019	2018
	amounts in millions
TripCo margin loans	228	220
TripCo variable postpaid forward	270	267
TripAdvisor Credit Facilities	—	—
Deferred financing costs	(1)	—
Total consolidated TripCo debt	$497	487
Debt classified as current	(270)	(220)
Total long-term debt	$227	267

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

On June 10, 2019, a wholly owned subsidiary of TripCo (“Borrower”) entered into a margin loan agreement which includes borrowings of $225 million under a term loan and an additional $25 million available until June 10, 2020 under a delayed draw term loan (collectively, the “2019 Margin Loan”).  Common Stock and Class B Common Stock of TripAdvisor were pledged as collateral pursuant to this agreement. The agreement contains language that indicates that Borrower, as transferor of underlying shares as collateral, has the right to exercise all voting, consensual and other powers of ownership pertaining to the transferred shares for all purposes, provided that it will not vote the shares in any manner that would reasonably be expected to give rise to transfer or certain other restrictions. Similarly, the loan agreement indicates that no lender party shall have any voting rights with respect to the shares transferred, except to the extent that a lender party buys any shares in a sale or other disposition made pursuant to the terms of the loan agreement. The agreement also contains certain restrictions related to additional indebtedness and margin calls. The initial margin call would require the outstanding balance to be reduced to $125 million if at any time the closing price per share of TripAdvisor common

LIBERTY TRIPADVISOR HOLDINGS, INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

stock were to fall below a certain minimum value.  Borrowings under the 2019 Margin Loan bear interest at a rate of 2.0% plus LIBOR per annum. In addition, TripCo is required to pay a quarterly commitment fee of 0.75% per annum based on the daily unused amount of the 2019 Margin Loan. Interest and commitment fees can be paid in kind or in cash at the election of TripCo. The Company expects that interest and commitment fees will be paid in kind and added to the principal amount of the 2019 Margin Loan. The maturity date of the 2019 Margin Loan is June 10, 2022.  The 2019 Margin Loan contains various affirmative and negative covenants that restrict the activities of the borrower. The loan agreement does not include any financial covenants.

During the nine months ended September 30, 2019, TripCo recorded $3 million and $3 million of non-cash interest related to the 2019 Margin Loan and variable postpaid forward, respectively.

As of September 30, 2019, the values of TripAdvisor’s shares pledged as collateral pursuant to the margin loan agreement and variable postpaid forward, determined based on the trading price of the Common Stock and on an as-if converted basis for the Class B Common Stock, are as follows:

	Number of Shares
	Pledged as
	Collateral as of	Share value as of
Pledged Collateral	September 30, 2019	September 30, 2019
	amounts in millions
Common Stock	18.2	$702
Class B Common Stock	3.0	$116

TripAdvisor Credit Facilities

TripAdvisor is party to a credit agreement, with a group of lenders, which, among other things, provides for a $1.2 billion unsecured revolving credit facility (the “2015 Credit Facility”) with a maturity date of May 12, 2022. Borrowings under the 2015 Credit Facility generally bear interest, at TripAdvisor’s option, at a rate per annum equal to either (i) the Eurocurrency Borrowing rate, or the adjusted LIBOR for the interest period in effect for such borrowing; plus an applicable margin ranging from 1.25% to 2.00%, based on TripAdvisor’s leverage ratio; or (ii) the Alternate Base Rate Borrowing, which is the greatest of (a) the Prime Rate in effect on such day, (b) the New York Fed Bank Rate in effect on such day plus 1/2 of 1.00% per annum and (c) the Adjusted LIBOR (or LIBOR multiplied by the Statutory Reserve Rate) for an interest period of one month plus 1.00%; in addition to an applicable margin ranging from 0.25% to 1.00%, based on TripAdvisor’s leverage ratio. TripAdvisor may borrow from the 2015 Credit Facility in U.S. dollars, Euros and British pound sterling. In addition, TripAdvisor’s 2015 Credit Facility includes $15 million of borrowing capacity available for letters of credit and $40 million for Swing Line borrowings on same-day notice. As of September 30, 2019, TripAdvisor had issued $3 million of outstanding letters of credit under the 2015 Credit Facility. TripAdvisor is also required to pay a quarterly commitment fee, at an applicable rate ranging from 0.15% to 0.30%, on the daily unused portion of the revolving credit facility for each fiscal quarter and additional fees in connection with the issuance of letters of credit. As of September 30, 2019, TripAdvisor’s unused revolver capacity was subject to a commitment fee of 0.15%, given TripAdvisor’s leverage ratio.

As of both September 30, 2019 and December 31, 2018, TripAdvisor had no outstanding borrowings under the 2015 Credit Facility. During the nine months ended September 30, 2018, TripAdvisor made a net repayment of $230 million on the 2015 Credit Facility. These net repayments were primarily made from a one-time cash repatriation of $325 million of foreign earnings to the United States during the first quarter of 2018.

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

TripAdvisor’s Chinese subsidiary is party to a $30 million, one-year revolving credit facility with Bank of America (the “TripAdvisor Chinese Credit Facility—BOA”) that is currently subject to review on a periodic basis with no specific expiration period. This credit facility generally bears interest at a rate based on the People’s Bank of China benchmark, including certain adjustments, which may be made in accordance with market conditions at the time of borrowing. As of both September 30, 2019 and December 31, 2018, there were no outstanding borrowings under this credit facility.

In September 2019, TripAdvisor did not renew its RMB 70,000,000 (approximately $10 million) one-year revolving credit facility with J.P. Morgan Chase Bank. TripAdvisor had no outstanding borrowings under this credit facility at the time of termination or at December 31, 2018.

Debt Covenants

As of September 30, 2019, the Company and TripAdvisor were in compliance with their respective debt covenants.

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

We elected the following practical expedients available in transition upon adoption of ASC 842 and accounting policy updates: 1) the “practical expedients package of three”, which allows us to not reassess the following as of the adoption date: a) whether any expired or existing contracts are or contain a lease, b) the lease classification of any expired or existing leases; and c) the accounting treatment for initial direct costs for existing leases; 2) the “short-term lease recognition exemption”, which allows entities to forego recognition of right-of-use (“ROU”) assets and lease liabilities for leases with a lease term of twelve months or less and which also do not include an option to renew the lease term that the entity is reasonably certain to exercise; 3) elect by asset class as an accounting policy, to combine lease and non-lease components as a single component and subsequently account for the combined single component as the lease component; and 4) apply

LIBERTY TRIPADVISOR HOLDINGS, INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

the portfolio approach to similar types of leases where the Company does not reasonably expect the outcome to differ materially from applying the new guidance to individual leases.

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

The adoption of ASC 842 did not have a material impact to our condensed consolidated statement of operations and statement of cash flows during the three and nine months ended September 30, 2019. The effect of the adoption on our unaudited condensed consolidated balance sheet as of January 1, 2019 from the adoption of ASC 842 is as follows:

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

Finance Lease

In June 2013, TripAdvisor entered into its Corporate Headquarters Lease and pursuant to that lease, the landlord built an approximately 280,000 square foot rental building in Needham, Massachusetts (the “Premises”) and leased the Premises to TripAdvisor as its new corporate headquarters for an initial term of 15 years and 7 months or through December 2030. TripAdvisor also has an option to extend the term of the Corporate Headquarters Lease for two consecutive terms of five years each. As required under the transition guidance in ASC 842, TripAdvisor assessed the lease classification for its

LIBERTY TRIPADVISOR HOLDINGS, INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Corporate Headquarters Lease and concluded it should be classified and accounted for as a finance lease upon adoption on January 1, 2019. Accordingly, on January 1, 2019, TripAdvisor derecognized the previous asset and liability associated with the Corporate Headquarters Lease’s previous build-to-suit designation, with the exception of prepaid rent, as discussed below, and recognized an ROU asset and a finance lease liability of $114 million and $88 million, respectively, on its condensed consolidated balance sheet. The difference between the finance lease ROU asset and finance lease liability consists of a net asset of $26 million, primarily related to structural improvements paid by TripAdvisor, net of tenant incentives and accumulated amortization, which is classified as prepaid rent under the new guidance.

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

The components of lease expense during the three and nine months ended September 30, 2019 were as follows:

	Three months ended	Nine months ended
	September 30, 2019	September 30, 2019
	in millions
Operating lease cost (1)	$6	18
Finance lease cost:
Amortization of right-of-use assets (2)	$2	7
Interest on lease liabilities (3)	1	3
Total finance lease cost	$3	10
Sublease income (1)	(1)	(3)
Total lease cost, net	$8	25

(1)	Included in operating expense, including stock-based compensation in the condensed consolidated statement of operations.
(2)	Included in depreciation expense in the condensed consolidated statement of operations.
(3)	Included in interest expense in the condensed consolidated statement of operations.

LIBERTY TRIPADVISOR HOLDINGS, INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Supplemental balance sheet information related to leases is as follows:

September 30, 2019
in millions
Operating leases:
Operating lease right-of-use assets (1)	$76

Current operating lease liabilities (2)	$19
Operating lease liabilities (3)	66
Total operating lease liabilities	$85

Finance Lease:
Finance lease right-of-use assets (4)	$107

Current finance lease liabilities (2)	$5
Finance lease liabilities (3)	79
Total finance lease liabilities	$84

(1)	Included in other assets, at cost, net of accumulated amortization in the condensed consolidated balance sheet.
(2)	Included in accrued liabilities and other current liabilities in the condensed consolidated balance sheet.
(3)	Included in other liabilities in the condensed consolidated balance sheet.
(4)	Included in property and equipment, net in the condensed consolidated balance sheet.

LIBERTY TRIPADVISOR HOLDINGS, INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Additional information related to leases is as follows for the periods presented:

Nine months ended
September 30, 2019
in millions
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash outflows from operating leases	$20
Operating cash outflows from finance lease	$3
Financing cash outflows from finance lease	$4
Right-of-use assets obtained in exchange for lease liabilities:
Operating leases	$104
Finance lease	$88

As of September 30, 2019
Weighted-average remaining lease term
Operating leases	4.6 years
Finance lease	11.3 years
Weighted-average discount rate
Operating leases	4.16%
Finance lease	4.49%

Future lease payments under non-cancellable leases as of September 30, 2019 were as follows:

	Operating Leases	Finance Lease
	in millions
Remainder of 2019	$4	2
2020	23	9
2021	21	10
2022	19	10
2023	13	10
Thereafter	14	67
Total future lease payments	$94	108
Less: imputed interest	(9)	(24)
Total	$85	84

As of September 30, 2019, we did not have any additional operating or finance leases that have not yet commenced but that create significant rights and obligations.

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

	Three months ended		Nine months ended
	September 30,		September 30,
	2019	2018	2019	2018
	amounts in millions
Hotels, Media & Platform
TripAdvisor-branded hotels	$197	229	624	677
TripAdvisor-branded display and platform	41	41	122	118
Total Hotels, Media & Platform	238	270	746	795

Experiences & Dining	141	118	346	278
Corporate and other	49	70	133	196
Total Revenue	$428	458	1,225	1,269

The following table provides information about the opening and closing balances of accounts receivable and contract assets from contracts with customers:

	September 30, 2019	December 31, 2018
	amounts in millions
Accounts receivable	$212	205
Contract assets	6	7
Total	$218	212

LIBERTY TRIPADVISOR HOLDINGS, INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Accounts receivable are recognized when the right to consideration becomes unconditional. Contract assets are rights to consideration in exchange for services that TripAdvisor has transferred to a customer when that right is conditional on something other than the passage of time, such as commission payments that are contingent upon the completion of the service by the principal in the transaction. Contract liabilities generally include payments received in advance of performance under the contract, and are realized as revenue as the performance obligation to the customer is satisfied, which TripAdvisor presents as deferred revenue on its consolidated balance sheets. As of January 1, 2019, TripAdvisor had $63 million recorded as deferred revenue on its condensed consolidated balance sheet, of which $10 million and $56 million was recognized into revenue during the three and nine months ended September 30, 2019, respectively. As of January 1, 2018, TripAdvisor had $59 million recorded as deferred revenue on its unaudited condensed consolidated balance sheet, of which $8 million and $53 million was recognized in revenue during the three and nine months ended September 30, 2018, respectively.  The difference between the opening and closing balances of TripAdvisor’s deferred revenue primarily results from the timing differences between when TripAdvisor receives customer payments and the time in which TripAdvisor satisfies its performance obligations. The difference between the opening and closing balances of TripAdvisor’s contract assets primarily results from the timing difference between when TripAdvisor satisfies its performance obligations and the time when the principal completes the service in the transaction. There were no significant changes in contract assets or deferred revenue during the nine months ended September 30, 2019 and 2018 related to business combinations, impairments, cumulative catch-ups or other material adjustments.

For segment reporting purposes, TripCo defines Adjusted OIBDA as revenue less operating expenses, and selling, general and administrative expenses (excluding stock-based compensation), adjusted for specifically identified non-recurring transactions. TripCo believes this measure is an important indicator of the operational strength and performance of its businesses by identifying those items that are not directly a reflection of each business’ performance or indicative of ongoing business trends. In addition, this measure allows management to view operating results, and perform analytical comparisons and benchmarking between businesses and identify strategies to improve performance. This measure of performance excludes depreciation and amortization, equity settled liabilities (including stock-based compensation), separately reported litigation settlements and restructuring and impairment charges that are included in the measurement of operating income pursuant to GAAP. Accordingly, Adjusted OIBDA should be considered in addition to, but not as a substitute for, operating income, net income, cash flow provided by operating activities and other measures of financial performance prepared in accordance with GAAP. TripCo generally accounts for intersegment sales and transfers as if the sales or transfers were to third parties, that is, at current prices.

Adjusted OIBDA is summarized as follows:

	Three months ended		Nine months ended
	September 30,		September 30,
	2019	2018	2019	2018
	amounts in millions
Hotels, Media & Platform	$93	97	306	259
Experiences & Dining	15	28	(1)	39
Corporate and other	20	20	36	33
Consolidated TripCo	$128	145	341	331

LIBERTY TRIPADVISOR HOLDINGS, INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

In addition, we do not report assets, capital expenditures and related depreciation expense by segment as our CODM does not use this information to evaluate operating segments. Accordingly, we do not regularly provide such information by segment to our CODM.

The following table provides a reconciliation of Adjusted OIBDA to Operating income (loss) and Earnings (loss) before income taxes:

	Three months ended		Nine months
	September 30,		ended September 30,
	2019	2018	2019	2018
	amounts in millions
Adjusted OIBDA	$128	145	341	331
Stock-based compensation	(31)	(31)	(94)	(94)
Depreciation and amortization	(42)	(38)	(125)	(118)
Operating income (loss)	55	76	122	119
Interest expense	(5)	(8)	(16)	(20)
Realized and unrealized gain (losses) on financial instruments, net	14	9	20	(56)
Other, net	5	1	13	2
Earnings (loss) before income taxes	$69	78	139	45

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Certain statements in this Quarterly Report on Form 10-Q constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, including statements regarding our business and marketing strategies; the recoverability of our goodwill and other long-lived assets; our projected sources and uses of cash; the payment of dividends by TripAdvisor, Inc. (“TripAdvisor”); anticipated debt obligations; fluctuations in interest rates and foreign exchange rates; and the anticipated impact of certain contingent liabilities related to tax rules and other matters arising in the ordinary course of business. Forward-looking statements inherently involve many risks and uncertainties that could cause actual results to differ materially from those projected in these statements. Where, in any forward-looking statement, we express an expectation or belief as to future results or events, such expectation or belief is expressed in good faith and believed to have a reasonable basis, but such statements necessarily involve risks and uncertainties and there can be no assurance that the expectation or belief will result or be achieved or accomplished. The following include some but not all of the factors that could cause actual results or events to differ materially from those anticipated:

●	customer demand for products and services and the ability of our subsidiary to adapt to changes in demand;
●	competitor responses to products and services;
●	the levels and quality of online traffic to TripAdvisor’s businesses’ websites and the ability to convert visitors into contributors or consumers;
●	the expansion of social integration and member acquisition efforts with social media;
●	the impact of changes in search engine algorithms and dynamics or search engine disintermediation;
●	uncertainties inherent in the development and integration of new business lines and business strategies;
●	our future financial performance, including availability, terms and deployment of capital;
●	our ability to successfully integrate and recognize anticipated efficiencies and benefits from the businesses we acquire;
●	impairment of goodwill or other intangible assets such as trademarks or other intellectual property arising from acquisitions;
●	the ability of suppliers and vendors to deliver equipment, software and services;
●	availability of qualified personnel;
●	changes in, or failure or inability to comply with, government regulations, including, without limitation, regulations of the Federal Communications Commission and adverse outcomes from regulatory proceedings;
●	changes in business models;
●	changes in the nature of key strategic relationships with partners and vendors;
●	domestic and international economic and business conditions and industry trends, including the impact of “Brexit” and those conditions and trends which result in declines or disruptions in the travel industry;
●	consumer spending levels, including the availability and amount of individual consumer debt;
●	costs related to the maintenance and enhancement of brand awareness;
●	advertising spending levels;
●	rapid technological changes;
●	failure to protect the security of personal information about customers and users, subjecting us to potentially costly government enforcement actions or private litigation and reputational damage;
●	the regulatory and competitive environment of the industries in which we operate;
●	fluctuations in foreign currency exchange rates; and
●	threatened terrorist attacks, political unrest in international markets and ongoing military action around the world.

For additional risk factors, please see Part I, Item 1A of the Annual Report on Form 10-K for the year ended December 31, 2018 and Part II. Item 1A. Risk Factors of the Quarterly Reports on Form 10-Q for the quarters ended March 31, 2019 and June 30, 2019. These forward-looking statements and such risks, uncertainties and other factors speak only as of the date of this Quarterly Report, and we expressly disclaim any obligation or undertaking to disseminate any updates or revisions to any forward-looking statement contained herein, to reflect any change in our expectations with regard thereto, or any other change in events, conditions or circumstances on which any such statement is based.

The following discussion and analysis provides information concerning our results of operations and financial condition. This discussion should be read in conjunction with our accompanying condensed consolidated financial statements and the notes thereto.

Overview

The accompanying financial statements and the other information herein refer to Liberty TripAdvisor Holdings, Inc. as “TripCo,” “Consolidated TripCo,” the “Company,” “us,” “we” and “our” unless the context otherwise requires. We own an approximate 22% economic interest and 57% voting interest in TripAdvisor as of September 30, 2019. All significant intercompany accounts and transactions have been eliminated in the accompanying condensed consolidated financial statements.

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

Results of Operations—Consolidated—September 30, 2019 and 2018

General.  We provide in the tables below information regarding our consolidated Operating Results and Other Income and Expense.

	Three months ended		Nine months ended
	September 30,		September 30,
	2019	2018	2019	2018
	amounts in millions
Revenue
Hotels, Media & Platform	$238	270	746	795
Experiences & Dining	141	118	346	278
Corporate and other	49	70	133	196
Total revenue	428	458	1,225	1,269
Operating expense	87	83	256	236
SG&A	213	230	628	702
Stock-based compensation	31	31	94	94
Depreciation and amortization	42	38	125	118
Operating income	55	76	122	119
Other income (expense):
Interest expense	(5)	(8)	(16)	(20)
Realized and unrealized gains (losses) on financial instruments, net	14	9	20	(56)
Other, net	5	1	13	2
	14	2	17	(74)
Earnings (loss) before income taxes	69	78	139	45
Income tax (expense) benefit	(21)	(21)	(57)	(45)
Net earnings (loss)	$48	57	82	—

Adjusted OIBDA	$128	145	341	331

Revenue

TripAdvisor’s Hotels, Media & Platform revenue decreased $32 million and $49 million during the three and nine months ended September 30, 2019, respectively, when compared to the same periods in the prior year. The decreases in Hotels, Media & Platform revenue are detailed as follows:

	Three months ended		Nine months ended
	September 30,		September 30,
	2019	2018	2019	2018
	amounts in millions
TripAdvisor-branded hotels	$197	229	624	677
TripAdvisor-branded display and platform	41	41	122	118
Total Hotels, Media & Platform	$238	270	746	795

TripAdvisor-branded hotels revenue includes hotel metasearch auction revenue, as well as other hotel business-to-business revenue, such as click-based revenue related to hotel sponsored placements advertising that enable hotels to enhance their visibility on TripAdvisor’s hotel pages, and also subscription-based advertising services that are offered to travel partners. TripAdvisor’s travel partners are predominately online travel agencies and hoteliers. For the three and nine months ended September 30, 2019, 83% and 84%, respectively, of TripAdvisor’s Hotels, Media & Platform segment revenue was derived from TripAdvisor-branded hotels revenue. For both the three and nine months ended September 30, 2018, 85% of TripAdvisor’s total Hotels, Media & Platform segment revenue was derived from TripAdvisor-branded hotels revenue. TripAdvisor-branded hotels revenue decreased $32 million and $53 million during the three and nine months ended September 30, 2019, when compared to the same periods in 2018.  This decrease was primarily due to factors impacting TripAdvisor’s hotel metasearch auction revenue including progressive optimizations in search engine marketing (“SEM”) and other online paid traffic acquisition costs, and reduced revenue from TripAdvisor’s search engine optimization  (“SEO”) marketing channel, which TripAdvisor believes is related to search engines increasing the prominence of their own hotel products in search results, and to a lesser extent, adverse changes in foreign currency and current macroeconomic conditions when compared to the same periods in 2018, all of which was partially offset by growth in TripAdvisor’s hotel sponsored placements advertising revenue.

Revenue per hotel shopper in TripAdvisor’s metasearch auction decreased during the three months ended September 30, 2019, when compared to the same periods in 2018, primarily due to lower revenue generated from TripAdvisor’s SEO marketing channel, as discussed above, as well as a greater percentage of hotel shoppers visiting TripAdvisor-branded websites and apps on mobile phones.  Revenue per hotel shopper in TripAdvisor’s metasearch auction grew during the nine months ended September 30, 2019, when compared to the same period in 2018, primarily due to product enhancements combined with auction pricing stability, partially offset by lower revenue generated from TripAdvisor’s SEO marketing channel and a greater percentage of hotel shoppers visiting TripAdvisor-branded websites and apps on mobile phones, as discussed above. Average monthly unique hotel shoppers declined during both the three and nine months ended September 30, 2019, when compared to the same periods in 2018, primarily due to reduced direct selling and marketing investments on SEM and other paid online marketing campaigns combined with a decrease in traffic from TripAdvisor’s SEO marketing channel.

Subscription-based advertising revenue was relatively flat during the three and nine months ended September 30, 2019, when compared to the same periods in 2018.

TripAdvisor-branded display-based advertising revenue was flat and increased by $4 million or 3% during the three and nine months ended September 30, 2019, respectively, when compared to the same periods in 2018, primarily due to an increase in pricing, offset by a decrease in impressions sold.

Experiences & Dining segment revenue increased by $23 million or 19%, and $68 million or 24%, during the three and nine months ended September 30, 2019, respectively, when compared to the same periods in 2018, primarily driven by growth in both Experiences bookings and Restaurants bookings, as well as Restaurants media advertising placement revenue, partially offset by adverse changes in foreign currency, when compared to the same periods in 2018.

Experiences revenue growth during the three and nine months ended September 30, 2019, when compared to the same periods in 2018, was primarily driven by growth in consumer demand, mobile bookings, and bookable supply on TripAdvisor’s platform contributing to overall bookings growth, which TripAdvisor believes was supported by platform improvements and expansions. Restaurants revenue growth during the three and nine months ended September 30, 2019, when compared to the same periods in 2018, was primarily driven by growth in seated diners, mobile bookings, media advertising placement revenue and subscription revenue growth.

Corporate and other revenue, which primarily includes click-based advertising and display-based advertising revenue from rentals, flights, cruise and car rental offerings on TripAdvisor and non-TripAdvisor branded websites, such as www.smartertravel.com, www.bookingbuddy.com, www.cruisecritic.com and www.onetime.com, decreased by $21 million or 30%, and $63 million or 32% during the three and nine months ended September 30, 2019, respectively, when compared to the same periods in 2018. This was primarily driven by the elimination of some marginal and unprofitable revenue within these offerings, as well as strategic resource re-allocation of investment across other areas of TripAdvisor’s business and continued competition in the rentals offering.

Operating expense

The most significant driver of operating expense is technology and content costs, which increased $4 million and $15 million during the three and nine months ended September 30, 2019, respectively, when compared to the same periods in 2018. The increases were primarily related to additional headcount to support the business growth of TripAdvisor’s Experiences & Dining businesses, partially offset by a decrease in personnel and overhead costs in TripAdvisor’s other businesses, as a result of strategic personnel re-allocation across TripAdvisor’s businesses.

Selling, general and administrative

The most significant driver of selling, general and administrative expense is selling and marketing costs, which consist of direct selling and marketing costs and indirect costs, such as personnel and overhead. Selling and marketing costs decreased $30 million and $87 million during the three and nine months ended September 30, 2019, respectively, when compared to the same periods in 2018, primarily due to an overall decrease in SEM and other online traffic acquisition costs, as well as lower television advertising costs, driven by TripAdvisor’s Hotels, Media & Platform and other businesses, partially offset by an increase of marketing expenditures in the Experiences & Dining segment.  These decreases were also partially offset by general and administrative expenses which increased during both the three and nine months ended September 30, 2019, when compared to the same periods in 2018, primarily related to professional service fees, as well as a new digital service tax, increased bad debt expense and legal costs.

Operating Income (Loss).  Our consolidated operating income decreased $21 million and increased $3 million during the three and nine months ended September 30, 2019, respectively, when compared to the same periods in the prior year. Operating income was impacted by the above explanations, combined with an increase in depreciation and amortization expense due to increased amortization related to capitalized software and website development costs and incremental amortization related the adoption of the new leasing standard during the nine months ended September 30, 2019.

Adjusted OIBDA.  To provide investors with additional information regarding our financial results, we also disclose Adjusted OIBDA, which is a non-GAAP financial measure. We define Adjusted OIBDA as Operating income (loss) plus depreciation and amortization, stock-based compensation, separately reported litigation settlements, restructuring, acquisition and other related costs and impairment charges. Our chief operating decision maker and management team use this measure of performance in conjunction with other measures to evaluate our business and make decisions about our resources. We believe this is an important indicator of the operational strength and performance of our businesses by identifying those items that are not directly a reflection of each business’ performance or indicative of ongoing business trends.  In addition, this measure allows us to view operating results, perform analytical comparisons and benchmarking between businesses and identify strategies to improve performance. Accordingly, Adjusted OIBDA should be considered in addition to, but not as a substitute for, operating income, net income, cash flow provided by operating activities and other measures of financial performance prepared in accordance with U.S. generally accepted accounting principles. The following table provides a reconciliation of Operating income (loss) to Adjusted OIBDA.

	Three months ended		Nine months ended
	September 30,		September 30,
	2019	2018	2019	2018
	amounts in millions
Operating income (loss)	$55	76	122	119
Depreciation and amortization	42	38	125	118
Stock-based compensation	31	31	94	94
Adjusted OIBDA	$128	145	341	331

Adjusted OIBDA is summarized as follows:

	Three months ended		Nine months ended
	September 30,		September 30,
	2019	2018	2019	2018
	amounts in millions
Adjusted OIBDA
Hotels, Media & Platform	$93	97	306	259
Experiences & Dining	15	28	(1)	39
Corporate and other	20	20	36	33
Consolidated TripCo	$128	145	341	331

Consolidated Adjusted OIBDA decreased $17 million and increased $10 million during the three and nine months ended September 30, 2019, respectively, when compared to the same periods in the prior year.  Hotels, Media & Platform Adjusted OIBDA decreased $4 million during the three months ended September 30, 2019, when compared to the same period in the prior year, primarily due to a decrease in revenue, as discussed above, partially offset by reduced direct selling and marketing expenses related to SEM and other online paid traffic acquisition channels, and TripAdvisor’s television advertising. Hotels, Media & Platform Adjusted OIBDA increased $47 million during the nine months ended September 30, 2019, when compared to the same period in 2018, primarily due to reduced direct selling and marketing expenses related to SEM and other online paid traffic acquisition channels, and TripAdvisor’s television advertising, which more than offset the decrease in revenue.

Experiences & Dining Adjusted OIBDA decreased $13 million and $40 million during the three and nine months ended September 30, 2019, respectively, when compared to the corresponding periods in the prior year, primarily due to increased people costs to drive product and supply investments, and increased marketing investments, to fund long-term growth initiatives, partially offset by an increase in revenue, as noted above.

Corporate and other Adjusted OIBDA was flat and increased $3 million during the three and nine months ended September 30, 2019, respectively, when compared to the same periods in 2018. This increase was primarily due to reduced costs related to marketing and operational re-alignments, partially offset by decreases in revenue, as described above. Corporate and other Adjusted OIBDA also includes $1 million of TripCo level selling, general and administrative expenses for both the three months ended September 30, 2019 and 2018, respectively, and $5 million and $4 million of TripCo level selling, general and administrative expenses for the nine months ended September 30, 2019 and 2018, respectively.

Other Income and Expense

Components of Other income (expense) are presented in the table below.

	Three months ended		Nine months ended
	September 30,		September 30,
	2019	2018	2019	2018
	amounts in millions
Interest expense
TripAdvisor	$(2)	(4)	(5)	(10)
Corporate	(3)	(4)	(11)	(10)
Consolidated TripCo	$(5)	(8)	(16)	(20)
Realized and unrealized gains (losses) on financial instruments, net
TripAdvisor	$1	—	1	(3)
Corporate	13	9	19	(53)
Consolidated TripCo	$14	9	20	(56)
Other, net
TripAdvisor	$6	2	13	3
Corporate	(1)	(1)	—	(1)
Consolidated TripCo	$5	1	13	2

Interest expense.  Interest expense decreased $3 million and $4 million for the three and nine months ended September 30, 2019, respectively, when compared to the same periods in the prior year, primarily due to lower finance costs related to TripAdvisor’s Headquarters Lease under ASC 842 and lower average outstanding borrowings on TripAdvisor’s 2015 Credit Facility (as defined in note 5 to the accompanying condensed consolidated financial statements). These decreases at TripAdvisor were partially offset by increased corporate interest expense due to higher outstanding borrowings under the TripCo margin loan for the nine months ended September 30, 2019.

Realized and unrealized gains (losses) on financial instruments, net. Realized and unrealized gains (losses) on financial instruments, net is primarily comprised of the change in the fair value of the variable postpaid forward as described in notes 4 and 5 to the accompanying condensed consolidated financial statements.

Other, net.  Other, net increased $4 million and $11 million for the three and nine months ended September 30, 2019, respectively, when compared to the same periods in the prior year, primarily due to an increase in interest income earned from TripAdvisor’s money market funds and other investments due to increased interest rates and increased investment, as well as lower foreign currency transaction losses as a result of the fluctuation of foreign exchange rates during 2019.

Income taxes.  During the three months ended September 30, 2019 and 2018, we had earnings before income taxes of $69 million and $78 million, respectively, and we had income tax expense of $21 million and $21 million, respectively. During the nine months ended September 30, 2019 and 2018, we had earnings before income taxes of $139 million and $45 million, respectively, and we had income tax expense of $57 million and $45 million, respectively. For the three months ended September 30, 2019, the Company recognized additional tax expense related to state income taxes net of federal benefits, and an increase in the valuation allowance against certain deferred tax assets. For the nine months ended September 30, 2019, the Company recognized additional tax expense to reverse the cumulative income tax benefit taken for excluding stock-based compensation from inter-company cost sharing arrangements.  For the three months ended September 30, 2018, the Company recognized additional tax expense related to changes in unrecognized tax benefits and changes in effective state tax rates.  For the nine months ended September 30, 2018, the Company recognized additional tax expense related to the recognition of deferred tax liabilities for basis differences in the stock of a consolidated subsidiary, changes in unrecognized tax benefits, the recognition of excess tax benefits and shortfalls related to stock-based compensation and changes in the valuation allowance. The expense items for both the three and nine months ended September 30, 2018 were partially offset by a net tax benefit of earnings in foreign jurisdictions taxed at a rate lower than the U.S. federal tax rate of 21%.

Net earnings (loss).  We had net earnings of $48 million and $57 million for the three months ended September 30, 2019 and 2018, respectively, and net earnings of $82 million and zero for the nine months ended September 30, 2019 and 2018, respectively. The change in net earnings was the result of the above described fluctuations in our revenue and expenses.

Liquidity and Capital Resources

As of September 30, 2019, substantially all of our cash and cash equivalents consist of cash on hand in global financial institutions, money market funds and marketable securities with maturities of 90 days or less at the date of purchase.

The following are potential sources of liquidity: available cash balances, proceeds from asset sales, monetization of our investments, outstanding or anticipated debt facilities, debt and equity issuances, and dividend and interest receipts.

As of September 30, 2019, TripCo had a cash balance of $849 million. Approximately $838 million of the cash balance, at September 30, 2019, is held at TripAdvisor. Although TripCo has a 57% voting interest in TripAdvisor, TripAdvisor is a separate public company with a significant non-controlling interest, as TripCo has only a 22% economic interest in TripAdvisor. Even though TripCo controls TripAdvisor through its voting interest and board representation, decision making with respect to using TripAdvisor’s cash balances must consider TripAdvisor’s minority holders. Accordingly, any potential distributions of cash from TripAdvisor to TripCo would generally be on a pro rata basis based on economic ownership interests. Covenants in TripAdvisor’s debt instruments also restrict the payment of dividends and cash distributions to stockholders. Approximately $246 million of the TripAdvisor cash and cash equivalents balance is held by foreign subsidiaries, with approximately 50% located in the United Kingdom.

During the nine months ended September 30, 2018, TripAdvisor borrowed an additional $5 million and repaid $235 million of outstanding borrowings under the 2015 Credit Facility (as defined in note 5 to the accompanying condensed consolidated financial statements). These net repayments were primarily made from a one-time repatriation of $325 million of foreign earnings to the United States. Cumulative undistributed earnings of foreign subsidiaries that TripAdvisor intends to indefinitely reinvest outside of the United States totaled approximately $761 million as of September 30, 2019.  Should TripAdvisor distribute, or be treated under certain U.S. tax rules as having distributed, the earnings of foreign subsidiaries in the form of dividends or otherwise, TripAdvisor may be subject to certain income taxes, which are not expected to be material. To date, TripAdvisor has permanently reinvested its foreign earnings outside of the United States and it currently does not intend to repatriate these earnings to fund U.S. operations, except as described below for a special cash dividend.

On November 1, 2019, TripAdvisor’s Board of Directors declared a special cash dividend of $3.50 per share, or approximately $490 million in the aggregate based on expected outstanding shares.  The dividend is payable on December 4, 2019 to stockholders of record on November 20, 2019.  TripCo expects to receive approximately $108 million based on our ownership in TripAdvisor. TripAdvisor expects to fund this special cash dividend with cash on hand primarily from the U.S. and to a lesser extent from a foreign subsidiary, with any related income tax impact estimated not to be material.

As of September 30, 2019, TripAdvisor had no outstanding borrowings and approximately $1.2 billion in borrowing capacity available under the 2015 Credit Facility and $30 million of borrowing capacity available under the TripAdvisor Chinese Credit Facility—BOA.  In addition, TripCo has an additional $25 million available until June 10, 2020 under a delayed draw term loan as part of the 2019 Margin Loan (as defined in note 5 to the accompanying condensed consolidated financial statements).

Historically, TripAdvisor’s operating cash flows have been sufficient to fund its working capital requirements, capital expenditures and long term debt obligations and other financial commitments and are expected to be sufficient in future periods.

	Nine months ended
	September 30,
	2019	2018
	amounts in millions
Cash flow information
TripAdvisor cash provided (used) by operating activities	$364	374
Corporate cash provided (used) by operating activities	(19)	(4)
Net cash provided (used) by operating activities	$345	370

TripAdvisor cash provided (used) by investing activities	$(140)	(18)
Corporate cash provided (used) by investing activities	—	—
Net cash provided (used) by investing activities	$(140)	(18)

TripAdvisor cash provided (used) by financing activities	$(30)	(354)
Corporate cash provided (used) by financing activities	13	—
Net cash provided (used) by financing activities	$(17)	(354)

During the nine months ended September 30, 2019, TripCo’s primary uses of cash were original principal debt repayments of $100 million, purchases of marketable securities of $118 million, capital expenditures of $60 million and payment of withholding taxes on net share settlements on equity awards of $28 million. These uses of cash were funded primarily with cash provided by operations, borrowings of debt of $114 million and proceeds from sales and maturities of marketable securities of $40 million.

The projected use of TripCo’s corporate cash will primarily be to pay fees (not expected to exceed $4 million annually) to Liberty Media Corporation (“Liberty Media”) for providing certain services pursuant to the services agreement and the facilities sharing agreement that TripCo entered into with Liberty Media or its subsidiaries, and to pay any other corporate level expenses. The debt service costs of the margin loan agreement entered into by our bankruptcy remote wholly-owned subsidiary are paid in kind and become outstanding principal. In addition, debt service costs accrue on the variable postpaid forward borrowing described in note 5 to the accompanying condensed consolidated financial statements. At maturity, the accreted loan amount due under the variable postpaid forward will be approximately $272 million. A number of options are available to satisfy the liability as discussed above in potential sources of liquidity.  TripCo has the ability to use all or a portion of the cash received from the special cash dividend, described above, and other potential financing arrangements to pay down the obligations under the variable postpaid forward at or prior to maturity.

TripAdvisor’s available cash, cash equivalents and marketable securities, combined with expected cash flows generated by operating activities and available borrowings from its credit facilities, are expected to be sufficient to fund TripAdvisor’s foreseeable working capital requirements, capital expenditures, the special cash dividend (described above), existing business growth initiatives, debt obligations, lease commitments, and other financial commitments through at least the next twelve months. TripAdvisor’s future capital requirements may also include capital needs for acquisitions, share repurchases, and/or other expenditures in support of its business strategy, and may potentially reduce TripAdvisor’s cash balance and/or increase its debt.

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

We are exposed to changes in interest rates primarily as a result of our borrowing and investment activities, which include investments in fixed and floating rate debt instruments and borrowings used to maintain liquidity and to fund business operations. The nature and amount of our long-term and short-term debt are expected to vary as a result of future requirements, market conditions and other factors. We expect to manage our exposure to interest rates by maintaining what we believe is an appropriate mix of fixed and variable rate debt. We believe this best protects us from interest rate risk. We expect to achieve this mix by (i) issuing fixed rate debt that we believe has a low stated interest rate and significant term to maturity, (ii) issuing variable rate debt with appropriate maturities and interest rates, and (iii) entering into interest rate swap arrangements when we deem appropriate. As of September 30, 2019, our debt is comprised of the following amounts:

	Variable rate debt		Fixed rate debt
	Principal	Weighted avg	Principal	Weighted avg
	amount	interest rate	amount	interest rate
amount in millions
TripAdvisor	$—	N/A	—	N/A
TripCo debt	$228	4.1%	270	1.3%

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

Item 4. Controls and Procedures.

In accordance with Rules 13a-15 and 15d-15 under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), the Company carried out an evaluation, under the supervision and with the participation of management, including its chief executive officer and its principal accounting and financial officer (the "Executives"), of the effectiveness of its disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, the Executives concluded that the Company's disclosure controls and procedures were effective as of September 30, 2019 to provide reasonable assurance that information required to be disclosed in its reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms.

There has been no change in the Company's internal control over financial reporting that occurred during the three months ended September 30, 2019 that has materially affected, or is reasonably likely to materially affect, its internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

No shares of Liberty TripAdvisor Holdings, Inc. Series A common stock were surrendered by our officers and employees to pay withholding taxes and other deductions in connection with the vesting of their restricted stock during the three months ended September 30, 2019.

II-1

Item 6. Exhibits

(a)	Exhibits

Listed below are the exhibits which are filed as a part of this Report (according to the number assigned to them in Item 601 of Regulation S-K):

Exhibit No.	Name
10.1

Liberty TripAdvisor Holdings, Inc. 2019 Omnibus Incentive Plan (incorporated by reference to Annex A to Liberty TripAdvisor Holdings, Inc.’s Proxy Statement on Schedule 14A, filed with the SEC on April 18, 2019 (File No. 001-36603)).

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

II-2

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LIBERTY TRIPADVISOR HOLDINGS, INC.

Date: November 6, 2019	By:	/s/ GREGORY B. MAFFEI
Gregory B. Maffei Chairman, President and Chief Executive Officer

Date: November 6, 2019	By:	/s/ BRIAN J. WENDLING
Brian J. Wendling Senior Vice President and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

II-3