Form 10-K
period 2019-12-31
Liberty TripAdvisor Holdings, Inc.
filed 2020-02-19
CIK 1606745

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D. C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2019

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                             to

Commission File Number 001-36603

LIBERTY TRIPADVISOR HOLDINGS, INC.

(Exact name of Registrant as specified in its charter)

State of Delaware (State or other jurisdiction of incorporation or organization)	46-3337365 (I.R.S. Employer Identification No.)

12300 Liberty Boulevard Englewood, Colorado (Address of principal executive offices)	80112 (Zip Code)

Registrant's telephone number, including area code: (720) 875-5200

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Series A common stock, par value $.01 per share	LTRPA	The Nasdaq Stock Market LLC
Series B common stock, par value $.01 per share	LTRPB	The Nasdaq Stock Market LLC

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes ☐   No ☒

Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  Yes ☐   No ☒

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐   No ☒

The aggregate market value of the voting stock held by non-affiliates of Liberty TripAdvisor Holdings, Inc. computed by reference to the last sales price of such stock, as of the closing of trading on June 28, 2019, was approximately $854 million.

The number of outstanding shares of Liberty TripAdvisor Holdings, Inc.'s common stock as of January 31, 2020 was:

	Series A	Series B
Liberty TripAdvisor Holdings, Inc. common stock	72,154,703	2,929,401

Documents Incorporated by Reference

The Registrant's definitive proxy statement for its 2020 Annual Meeting of Stockholders is hereby incorporated by reference into Part III of this Annual Report on Form 10-K.

LIBERTY TRIPADVISOR HOLDINGS, INC.

2019 ANNUAL REPORT ON FORM 10‑K

PART I.

Item 1. Business.

General Development of Business

Liberty TripAdvisor Holdings, Inc. (“TripCo” or the “Company”) was formed in 2013 as a Delaware corporation.  TripCo was a subsidiary of Liberty Interactive Corporation (subsequently renamed Qurate Retail, Inc. (“Qurate Retail”)) until the completion of its spin-off from Qurate Retail on August 27, 2014 (“TripCo Spin-Off”). Following the TripCo Spin-Off, Qurate Retail and TripCo operate as separate, publicly traded companies, and neither has any stock ownership, beneficial or otherwise, in the other.  TripCo holds its subsidiary, Tripadvisor, Inc. (“Tripadvisor”) and held its former subsidiary, BuySeasons, Inc. (“BuySeasons”) until BuySeasons was sold on June 30, 2017. As of December 31, 2019, TripCo held an approximate 23% equity interest and 58% voting interest in Tripadvisor.

In connection with the TripCo Spin-Off, TripCo entered into certain agreements, including the services agreement, the facilities sharing agreement and the tax sharing agreement, with Qurate Retail and/or Liberty Media Corporation (“Liberty Media”) (or certain of their subsidiaries) in order to govern certain of the ongoing relationships between the companies after the TripCo Spin-Off and to provide for an orderly transition.

Pursuant to the services agreement (except as described below in respect to Gregory B. Maffei), Liberty Media provides TripCo with general and administrative services including legal, tax, accounting, treasury and investor relations support. TripCo reimburses Liberty Media for direct, out-of-pocket expenses incurred by Liberty Media in providing these services and TripCo pays a services fee to Liberty Media under the services agreement that is subject to adjustment semi-annually, as necessary.

In December 2019, TripCo entered into an amendment to the services agreement with Liberty Media in connection with Liberty Media’s entry into a new employment arrangement with Gregory B. Maffei, TripCo’s Chairman, President and Chief Executive Officer.  Under the amended services agreement, components of his compensation will either be paid directly to him by each of TripCo, Liberty Broadband Corporation (“LBC”), GCI Liberty, Inc. (“GCI Liberty”) and Qurate Retail (collectively, the “Service Companies”) or reimbursed to Liberty Media, in each case, based on allocations among Liberty Media and the Service Companies set forth in the amended services agreement, currently set at 5% for the Company. The new agreement between Liberty Media and Mr. Maffei provides for a five year employment term which began on January 1, 2020 and ends December 31, 2024, with an aggregate annual base salary of $3 million (with no contracted increase), an aggregate one-time cash commitment bonus of $5 million, an aggregate annual target cash performance bonus of $17 million, aggregate annual equity awards of $17.5 million and aggregate equity awards granted in connection with his entry into his new agreement of $90 million (the “upfront awards”). A portion of the grants made to our CEO in the year ended December 31, 2019 related to our Company’s allocable portion of these upfront awards.

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

* * * * *

Certain statements in this Annual Report on Form 10-K constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, including statements regarding business, product and marketing strategies; new product and service offerings; the recoverability of our goodwill and other long-lived assets; projected sources and uses of cash; anticipated debt obligations; fluctuations in interest rates and foreign exchange rates; and the anticipated impact of certain contingent liabilities related to tax rules and other matters arising in the ordinary course of business.  In particular, statements under Item 1. "Business," Item 1A. "Risk Factors," Item 2. "Properties," Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations" and Item 7A. "Quantitative and Qualitative Disclosures About Market Risk" contain forward-looking statements.  Forward-looking statements inherently involve many risks and uncertainties that could cause actual results to differ materially from those projected in these statements. Where, in any forward-looking statement, we express an expectation or belief as to future results or events, such expectation or belief is expressed in good faith and believed to have a reasonable basis, but such statements necessarily involve risks and uncertainties and there can be no assurance that the expectation or belief will result or be achieved or accomplished. The following include some but not all of the factors that could cause actual results or events to differ materially from those anticipated:

●	our ability to obtain cash in amounts sufficient to service our obligations;
●	our ability to obtain additional financing or to refinance our existing indebtedness;
●	the effects of our current or future indebtedness and the related agreements;
●	impairments of intangible assets;
●	Tripadvisor’s ability to attract visitors to its websites and mobile apps and cost-effectively convert visitors into revenue-generating users;
●	the impact of changes in search engine algorithms and dynamics or search engine disintermediation;
●	reductions in spending by advertisers or the loss of advertising partners;
●	damage to Tripadvisor’ brands;
●	declines or disruptions in the economy in general or the travel industry in particular;
●	the ability of Tripadvisor to successfully compete in an increasingly competitive global environment;
●	the ability of Tripadvisor to adapt to technological developments or industry trends;
●	the retention and motivation of key personnel;
●	the impact of acquisitions, investments, significant commercial arrangements and new business strategies on Tripadvisor’s ongoing business;
●	challenges associated with operating globally;
●	claims, lawsuits, government investigations and other proceedings as well as changes to laws, rules and regulations and any resulting adverse outcomes;
●	infringement on intellectual property rights by competitors or Tripadvisor;
●	the occurrence of system security issues, data protection breaches, cyberattacks and system outage issues;
●	fluctuations in foreign currency exchange rates;
●	consumer spending levels, including the availability and amount of individual consumer debt; and
●	threatened terrorist attacks, political unrest in international markets and ongoing military action around the world.

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

Narrative Description of Business

Tripadvisor

Tripadvisor is a leading online travel company and its mission is to help people around the world plan, book and experience the perfect trip. Tripadvisor operates a global travel platform that connects the world’s largest audience of prospective travelers with travel partners through rich content, price comparison tools and online reservation and related services for destinations, accommodations, travel activities and experiences, and restaurants.

Under its flagship brand, Tripadvisor, it launched www.Tripadvisor.com in the United States in 2000.  Since then, Tripadvisor has launched localized versions of the Tripadvisor website in 48 markets and 28 languages worldwide.  Tripadvisor’s rich content and engaged community attract the world’s largest travel audience based on monthly unique visitors, including 463 million average monthly unique visitors in the third quarter of 2019 during the peak summer travel season.

Tripadvisor’s systems infrastructure for Tripadvisor-branded websites is housed at two geographically separate facilities and hosted by Amazon Web Services.  Tripadvisor’s infrastructure installations have multiple communication links as well as continuous monitoring and engineering support. Each facility is fully self-sufficient and operational with its own hardware, networking, software and content, and is structured in an active/passive, fully redundant configuration. Substantially all of its software components, data, and content are replicated in multiple datacenters and development centers, as well as backed up at offsite locations. Tripadvisor’s systems are monitored and protected through multiple layers of security. Several of its individual subsidiaries and businesses have their own data infrastructure and technology teams.

Tripadvisor’s Industry and Market Opportunity

Tripadvisor operates in the global travel industry, focusing exclusively on online travel and travel-related activity, and the online advertising market.

According to Phocuswright, an independent travel, tourism and hospitality research firm, the annual global travel market represents $1.7 trillion in sales and is increasingly shifting online.  As consumer online travel media consumption and online travel commerce activity increases, Tripadvisor believes travel and travel-related businesses will continue to allocate greater percentages of their marketing budgets to online channels in order to grow their businesses. Tripadvisor believes this creates a significant long-term growth opportunity of its business.

Business Model

Tripadvisor’s businesses match demand, or consumers that seek to discover, research, price compare and book the best travel experiences online with supply from Tripadvisor’s travel partners around the world that provide travel accommodations and experiences.

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

Travel Partners

Tripadvisor’s portfolio of travel-related websites, enables its travel partners to be discovered, to advertise and to sell their services to a global travel audience. Travel partners may include hotel chains, independent hoteliers, online travel agencies (“OTAs”), destination marketing organizations, and other travel-related and non-travel related product and service providers – that seek to market and sell their products and services to a global audience. Tripadvisor enables media advertising opportunities – and in some cases, facilitates transactions between consumers and travel partners in a number of ways, including by sending referrals to its travel partners’ websites, facilitating bookings on behalf of its travel partners, or by serving as the merchant of record – particularly in its Experiences and Rentals businesses – and by offering advertising placements on Tripadvisor websites and mobile applications (“app”).

Businesses and Products

Tripadvisor manages its business based on the following reportable segments: (1) Hotels, Media & Platform and (2) Experiences & Dining.

The Hotels, Media & Platform segment includes revenue generated from the following sources:

●	Tripadvisor-branded Hotels Revenue. Tripadvisor’s largest source of Hotels, Media & Platform segment revenue is generated from click-based advertising on Tripadvisor-branded websites, which is primarily comprised of contextually-relevant booking links to its travel partners’ websites. Tripadvisor’s click-based travel partners are predominantly OTAs and direct suppliers in the hotel category. Click-based advertising is generally priced on a cost-per-click, or “CPC”, basis, with payments from travel partners determined by the number of travelers who click on a link multiplied by the CPC rate for each specific click. CPC rates are determined in a dynamic, competitive auction process, also known as its hotel metasearch auction, where travel partner CPC bids for rates and availability to be listed on Tripadvisor’s site are submitted.

Tripadvisor also offers subscription-based advertising to hotel partners, owners of B&Bs and other specialty lodging properties, enabling subscribers to advertise their businesses on Tripadvisor’s websites, as well as manage and promote their website URL, email address, phone number, special offers and other information related to their business. Subscription-based advertising services are predominantly sold for a flat fee for a contracted period of time of one year or less. Tripadvisor also offers travel partners the opportunity to advertise and promote their business through hotel sponsored placements on its websites. This service is generally priced on a CPC basis, with payments from travel partners determined by the number of travelers who click on the sponsored link multiplied by the CPC rate for each specific click. CPC rates for hotel sponsored placements that Tripadvisor’s travel partners pay are based on a pre-determined contractual rate.

In addition, transaction revenue is generated from Tripadvisor’s hotel instant booking feature, which enables hotel shoppers to book directly with a travel partner, with the latter serving as the merchant of record for the transaction, without leaving Tripadvisor’s website. Tripadvisor earns a commission from its travel partners for each traveler that completes a hotel reservation on its website based on a pre-determined contractual commission rate.

●	Tripadvisor-branded Display and Platform Revenue. Tripadvisor offers travel partners the ability to promote their brands in a contextually-relevant manner through a variety of display-based advertising placements on its websites. Tripadvisor’s display-based advertising clients are predominantly direct suppliers of hotels, air travel and cruises, as well as destination marketing organizations. Other display advertising partners include OTAs and other travel-related businesses, as well as advertisers from non-travel categories. Display-based advertising is sold predominantly on a cost per thousand impressions basis.

The Experiences & Dining segment includes revenue generated from the following sources:

●	Experiences. Tripadvisor provides information and services that allow consumers to research and book activities and attractions in popular travel destinations both through Viator, its dedicated Experiences offering, and on its Tripadvisor website and mobile apps. Tripadvisor also powers travel activities and experiences booking capabilities to consumers on affiliate partner websites, including some of the world’s top airlines, hotel chains, and online and offline travel agencies. Tripadvisor works with local tour or travel activities/experiences operators (“the supplier”) to provide consumers the ability to book tours, activities and experiences (“the activity”) in popular destinations worldwide. Tripadvisor generates commissions for each booking transaction it facilitates through its online reservation system. To a lesser extent, Tripadvisor earns commissions from affiliate partners, or third-party merchant partners who display and promote on Tripadvisor’s websites the supplier activities available on its platform to generate bookings.
●	Dining. Tripadvisor provides information and services for consumers to research and book restaurants in popular travel destinations through its dedicated restaurant reservations offering, TheFork, and on its Tripadvisor-branded websites and mobile apps. TheFork is an online restaurant booking platform operating on a number of websites (including www.thefork.com, www.lafourchette.com, www.eltenedor.com, www.restorando.com and www.bookatable.co.uk), with a network of restaurant partners located primarily across the United Kingdom (the “U.K.”), Europe, Australia, and South America. Tripadvisor primarily generates transaction fees (or per seated diner fees) that are paid by restaurants for diners seated primarily from bookings through TheFork’s online reservation system. To a lesser extent, Tripadvisor also generates subscription fees for subscription-based advertising to restaurants, access to certain online reservation management services, marketing analytic tools and menu syndication services provided by TheFork and Tripadvisor. In addition, Tripadvisor also offers restaurant partners the opportunity to advertise and promote their business through restaurant media advertising placements on its website. This service is generally priced on a CPC basis, with payments from restaurant partners determined by the number of users who click on the sponsored link multiplied by the CPC rate for each specific click. CPC rates for media advertising placements that restaurant partners pay are based on a pre-determined contractual rate.

Included in Corporate and other is Tripadvisor’s Rentals, Flights/Cruises/Car, SmarterTravel, and Tripadvisor China business units. Corporate and other includes revenue generated from the following sources:

●	Tripadvisor’s Rentals offering provides information and services that allow travelers to research and book vacation and short-term rental properties, including full homes, condominiums, villas, beach properties, cabins and cottages. Rentals generates revenue primarily by offering individual property owners and managers the ability to list their properties on Tripadvisor’s websites and mobile apps thereby connecting with travelers through a free-to-list, commission-based option or, to a lesser extent, by an annual subscription-based fee structure. These properties are listed on www.flipkey.com, www.holidaylettings.co.uk, www.housetrip.com, www.niumba.com, www.vacationhomerentals.com, and on Tripadvisor-branded websites and mobile apps. In addition, Corporate and other also includes revenue generated from flights, cruise, and car offerings on Tripadvisor, as well as revenue from non-Tripadvisor-branded websites not otherwise described above, such as www.bookingbuddy.com,

www.cruisecritic.com, www.onetime.com and www.smartertravel.com, and Tripadvisor China, which primarily includes click-based advertising and display-based advertising revenue.

For further information regarding segments, including a change in reportable segments during 2019, refer to note 14 in the accompanying consolidated financial statements.

Commercial Relationships

Tripadvisor has a number of commercial relationships that are important to the success of its business.  Although these relationships are memorialized in agreements, many of these agreements are for limited terms or are terminable at will or on short notice. As a result, Tripadvisor seeks to ensure the mutual success of these relationships.

Tripadvisor has commercial relationships with a majority of the world’s leading OTAs, as well as thousands of other travel partners pursuant to which these companies primarily purchase traveler leads from Tripadvisor, generally on a click-based advertising basis. For the years ended December 31, 2019, 2018 and 2017, Tripadvisor’s two most significant travel partners were Expedia Group, Inc. (“Expedia”) and Booking Holdings Inc. (“Booking Holdings”), which each accounted for more than 10% of Tripadvisor’s consolidated revenue and together accounted for approximately 33%, 37% and 43%, respectively, of its consolidated revenue, with nearly all of this revenue concentrated in the Tripadvisor-branded Hotels revenue line within the Hotels, Media & Platform segment for these reporting periods.

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

In connection with Tripadvisor’s copyrightable content, it posts and institutes procedures under the United States (“U.S.”) Digital Millennium Copyright Act and similar “host privilege” statutes worldwide to gain immunity from copyright liability for photographs, text and other content loaded on its sites by users.  However, differences between statutes, limitations on immunity, and moderation efforts in the many jurisdictions in which Tripadvisor operates may affect its ability to claim immunity.

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

Seasonality

Consumers’ travel expenditures follow a seasonal pattern.  Correspondingly, travel partners’ advertising investments, and therefore Tripadvisor’s revenue and profits, also follow a seasonal pattern.  Tripadvisor’s financial performance tends to be seasonally highest in the second and third quarters of a given year, which includes the seasonal peak in consumer demand, traveler hotel and rental stays, and travel activities and experiences taken, compared to the first and fourth quarters, which represent seasonal low points. Significant shifts in Tripadvisor’s business mix or adverse economic conditions could result in future seasonal patterns that are different from historical trends.

Terms of Investment in Tripadvisor

We own an approximate 23% equity interest and 58% voting interest in Tripadvisor as of December 31, 2019. Tripadvisor’s amended and restated certificate of incorporation provides that the holders of Tripadvisor common stock, acting as a single class, are entitled to elect a number of directors equal to 25% of the total number of directors, rounded up to the next whole number, which is currently three directors. We consolidate Tripadvisor as we control a majority of the voting interest in Tripadvisor. We are subject to a Governance Agreement with Tripadvisor which provides us with certain director nomination, registration and other rights and imposes certain restrictions on our shares of Class B common stock.

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

In addition, Tripadvisor provides advertising data and information and conducts marketing activities that are subject to consumer protection laws and regulations that regulate unfair and deceptive practices, domestically and internationally, including, in some countries, pricing display requirements, licensing and registration requirements and industry specific value-added tax regimes. The United States (as well as individual states), the European Union (the “E.U.”) (as well as member states) and other countries have adopted laws and regulations that regulate certain aspects of the Internet, among other matters, including online editorial and user-generated content, data privacy, behavioral targeting and online advertising, taxation, and liability for third-party activities.

It is difficult to accurately predict how such legislation will be interpreted and applied or whether new taxes or regulations will be imposed on Tripadvisor’s services, and whether or how Tripadvisor might be affected. Increased regulation of the Internet could increase the cost of doing business or otherwise materially adversely affect Tripadvisor’s business, financial condition or operating results.

Tripadvisor is subject to laws that require protection of user privacy and user data. As business has evolved, Tripadvisor has begun to receive and store a greater volume of personally identifiable data. These data are increasingly subject to laws and regulations in numerous jurisdictions around the world. For example, the E.U. adopted the General Data Protection Regulation (“GDPR”), effective in May 2018, which requires companies, including Tripadvisor, to meet enhanced requirements regarding the handling of personal data.  In addition, the State of California adopted the Consumer Privacy Protection Act which became effective January 1, 2020 and also enhances privacy rights and consumer protection for residents of California.  In addition, similar laws have been adopted or are currently under discussion in other jurisdictions.  The enactment, interpretation and application of these laws is still in a state of flux.

On June 23, 2016, the U.K. passed a referendum to exit the E.U., known as Brexit, and the U.K. ceased to be a member of the E.U. on January 31, 2020.  The E.U. and U.K. will continue to work on the terms of the departure through a transition period ending December 31, 2020.  Since the final terms of the U.K.’s exit from the E.U. remain uncertain, Tripadvisor is unable to predict the effect Brexit will have on its business and results of operations; however, Tripadvisor will likely face new regulatory costs and challenges if the U.K. regulations diverge from those of the E.U.

Marketing and Competition

Tripadvisor competes with other companies in rapidly evolving categories of the travel industry.  In these areas, Tripadvisor competes for content, traffic, advertising dollars, and, more generally, to attract and retain users’ attention, both in terms of reach and engagement.  Since Tripadvisor’s products and those of its competitors are typically free, Tripadvisor competes based on its brand, the quality and nature of its product offerings and its online travel search and price comparison services (or metasearch), rather than on price.  As such, Tripadvisor invests heavily in constantly improving its user experience and expanding content, listings and bookable inventory.

Tripadvisor also invests to amplify its global brand and raise consumer awareness of, and engagement with, its end-to-end product offerings. Tripadvisor leverages a number of online and offline marketing channels, including online search engines (primarily Google), social media, email and brand advertising (primarily television advertising). The relative success of Tripadvisor’s marketing strategy is more measurable on some of these channels than others, and can be influenced by changes that Tripadvisor, its travel partners, or its competitors make to their respective products and marketing strategies. During 2019, Tripadvisor’s advertising expense was primarily driven by investments in online search engines, and to a lesser extent, investments in offline marketing channels, which was primarily television advertising. Tripadvisor intends to promote brand awareness through both online and offline advertising efforts. Tripadvisor competes globally with both online and offline, established and emerging, providers of travel, lodging, experiences and restaurant reservation and related services.  The markets for the services Tripadvisor offers are intensely competitive, and current and new competitors can launch new services at a relatively low cost.

Tripadvisor also competes with different types of companies in the various markets and geographies where it operates, including large and small companies in the travel space as well as broader service providers. More specifically:

●	Tripadvisor’s Hotels, Media & Platform businesses compete, and in some cases partner, with the following businesses: OTAs (including Expedia, Booking Holdings, Trip.com Group Limited (formerly known as Ctrip.com International, Ltd) and their respective subsidiaries and operating companies; hotel metasearch providers (including Google, trivago (a subsidiary of Expedia), Kayak and HotelsCombined (subsidiaries of Booking Holdings)); large online search, social media, and marketplace platforms and companies (including Google, Facebook, Microsoft’s Bing, Yahoo, Baidu, Alibaba and Amazon); traditional offline travel agencies; and global hotel chains seeking to promote direct bookings.
●	Tripadvisor’s Experiences & Dining business, Experiences, competes with online travel agencies, such as Airbnb, Booking Holdings, GetYourGuide and Klook; traditional travel agencies; online travel service providers; and wholesalers, among others. Tripadvisor’s Dining businesses compete with other online restaurant reservation services, such as SeatMe (owned by Yelp) and OpenTable (a subsidiary of Booking Holdings).

Employees

Pursuant to a services agreement between Liberty Media and TripCo, 86 Liberty Media corporate employees provide certain management services to TripCo for a determined fee. As of December 31, 2019, Tripadvisor had approximately 4,194 employees. Of those employees, 45% were based in the United States. Tripadvisor believes it has good relationships with its employees, including relationships with employees represented by international works councils or other similar organizations.

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

Our ability to meet our financial obligations and other contractual commitments, including to make debt service payments under the Margin Loan Agreement (as defined below) and any other credit facilities that we may obtain in the future, depends upon our ability to access cash. We are a holding company, and our sources of cash include our available cash balances, any dividends and interest we may receive from our investments and proceeds from any asset sales we may undertake in the future. We currently have no plans with respect to any asset sales. The ability of Tripadvisor to pay dividends or to make other payments or advances to us depends on its operating results and any statutory, regulatory or contractual restrictions to which it may be or may become subject.

We do not have access to the cash that Tripadvisor generates from its operating activities.

Tripadvisor generated $424 million, $405 million and $238 million of cash from its operations during the years ended December 31, 2019, 2018 and 2017, respectively. Tripadvisor uses the cash it generates from its operations to fund its investing activities and to service its debt and other financing obligations. We do not have access to the cash that Tripadvisor generates unless Tripadvisor declares a dividend on its capital stock payable in cash, repurchases any or all of its outstanding shares of capital stock for cash or otherwise distributes or makes payments to its stockholders, including us. Other than the special dividend paid in December 2019, Tripadvisor has not historically paid any dividends on its capital stock or, with limited exceptions, otherwise distributed cash to its stockholders and instead has used all of its available cash in the expansion of its business and to service its debt obligations. Covenants in Tripadvisor’s existing debt instruments also restrict the payment of dividends and cash distributions to stockholders. We expect that Tripadvisor will continue to apply its available cash to the expansion of its business.

Our company may have future capital needs and may not be able to obtain additional financing, or refinance our existing indebtedness, on acceptable terms.

We had outstanding borrowings of $355 million (the “Margin Loan”) at December 31, 2019, including paid in kind interest, under a margin loan agreement (the “Margin Loan Agreement”) entered into by our bankruptcy remote wholly-owned subsidiary (“TripSPV”). Borrowings under the Margin Loan Agreement are guaranteed solely by our company and secured by our ownership interest in Tripadvisor. The Margin Loan matures in November 2022, and if we decide to refinance the Margin Loan, we may not be able to do so on acceptable terms. All of our equity interests in Tripadvisor are and will be held through TripSPV. Because our primary asset consists of our equity interests in Tripadvisor and the Margin Loan Agreement prohibits, with limited exceptions, the incurrence of additional indebtedness by TripSPV, our company is very limited in its ability to incur additional financing and our cash reserves may be insufficient to satisfy our financial obligations. In addition, the Margin Loan Agreement provides that, among other triggering events, if at any time the closing price per share of Tripadvisor common stock falls below certain minimum values, a partial repayment of the Margin Loan to a certain specified amount will be due and payable with respect to each such circumstance, together with accrued and unpaid interest. If the company or TripSPV is unable to pay such amounts, the lenders may foreclose on the pledged stock of Tripadvisor that TripSPV holds and any other collateral that then secures TripSPV’s obligations under the Margin Loan Agreement, which would materially adversely affect our asset composition and financial condition as well as our access to capital on a going forward basis.

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

As discussed above, we entered into the Margin Loan Agreement as the guarantor with TripSPV as the borrower, pursuant to which TripSPV had outstanding borrowings of $355 million at December 31, 2019, including paid in kind interest. As a result of this significant indebtedness, our company may:

●	Experience increased vulnerability to general adverse economic and industry conditions;
●	Be required to dedicate a substantial portion of its available cash to make payments on its indebtedness, thereby reducing the availability of cash flow to fund working capital, capital expenditures, strategic acquisitions and investments and other general corporate purposes (and we further note that, in the case of our company, we have a limited amount of cash and do not have access to the cash of Tripadvisor as a result of the significant non-controlling interest in Tripadvisor);
●	Be handicapped in its ability to optimally capitalize and manage the cash flow for its businesses;
●	Be limited in its flexibility in planning for, or reacting to, changes in its businesses and the markets in which it operates;
●	Possibly be placed at a competitive disadvantage compared to its competitors that have less debt;
●	Be exposed to the risk of increased interest rates with respect to any variable rate portion of its indebtedness; and
●	Be limited in its ability to borrow additional funds or to borrow funds at rates or on other terms that it finds acceptable.

In addition, it is possible that we may need to incur additional indebtedness in the future in the ordinary course of business. However, there is no assurance that additional financing will be available to our company on terms favorable to us, if at all. If new debt is added to the current debt levels, the risks described above could intensify. In addition, TripSPV is prohibited from incurring additional indebtedness under the Margin Loan Agreement, and we expect our company to have limited capacity to incur indebtedness outside of TripSPV.

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

The Margin Loan Agreement contains various covenants that will restrict the activities of TripSPV and could trigger an early repayment obligation.

As discussed above, we entered into the Margin Loan Agreement as the guarantor with TripSPV as the borrower, pursuant to which we had outstanding borrowings of $355 million, including paid in kind interest at December 31, 2019. The Margin Loan Agreement contains various covenants, including those that limit our ability to, among other things:

●	Incur indebtedness by TripSPV;
●	Enter into financing arrangements with respect to the stock of Tripadvisor; and
●	Cause TripSPV to enter into unrelated businesses or otherwise conduct business other than owning common stock or other shares of Tripadvisor.

In addition, as discussed above, the Margin Loan Agreement provides that, among other triggering events, if at any time the closing price per share of Tripadvisor common stock falls below certain minimum values, a partial repayment of the Margin Loan to certain specified amounts will be due and payable with respect to each such circumstance, together with accrued and unpaid interest, and if the company or TripSPV is unable to pay such amounts, the lenders may foreclose on the pledged stock of Tripadvisor that TripSPV holds and any other collateral that then secures TripSPV’s obligations under the Margin Loan Agreement, which would materially adversely affect our asset composition and financial condition.

Any failure to comply with the restrictions of the Margin Loan Agreement may result in an event of default under the agreement governing such facility. Such default may allow the applicable creditors to accelerate the debt incurred thereunder. For additional information regarding the potential impact of the restrictions in this debt arrangement, see “Our company may have future capital needs and may not be able to obtain additional financing, or refinance our existing indebtedness, on acceptable terms.”

Our company has overlapping directors and officers with Qurate Retail, Liberty Media, LBC and GCI Liberty, which may lead to conflicting interests.

As a result of the TripCo Spin-Off and other transactions between 2011 and 2018 that resulted in the separate corporate existence of Qurate Retail, Liberty Media, LBC and GCI Liberty, most of our executive officers also serve as executive officers of Qurate Retail, Liberty Media, LBC and GCI Liberty and there are overlapping directors. Other than GCI Liberty’s current ownership of shares of LBC’s non-voting Series C common stock, none of the foregoing companies has any ownership interest in any of the others. Our executive officers and members of our company’s board of directors have fiduciary duties to our stockholders. Likewise, any such persons who serve in similar capacities at Qurate Retail, Liberty Media, LBC, GCI Liberty or any other public company have fiduciary duties to that company’s stockholders.  For example, there may be the potential for a conflict of interest when our company, Qurate Retail, Liberty Media, LBC or GCI Liberty looks at acquisitions and other corporate opportunities that may be suitable for each of them. Therefore, such persons may have conflicts of interest or the appearance of conflicts of interest with respect to matters involving or affecting more than one of the companies to which they owe fiduciary duties.  Moreover, many of our company’s directors and officers own Qurate Retail, Liberty Media, LBC and/or GCI Liberty stock and equity awards. These ownership interests could create, or appear to create, potential conflicts of interest when the applicable individuals are faced with decisions that could have different implications for our company, Qurate Retail, Liberty Media, LBC and GCI Liberty. Each of our company, LBC and GCI Liberty has renounced its rights to certain business opportunities and their respective restated certificate of incorporation provides that no director or officer of the respective company will breach their fiduciary duty and therefore be liable to the respective company or its stockholders by reason of the fact that any such individual directs a corporate opportunity to another person or entity (including Qurate Retail, Liberty Media, LBC, GCI Liberty and TripCo, as the case may be) instead of the respective company, or does not refer or communicate information regarding such corporate opportunity to the respective company, unless (x) such opportunity was expressly offered to such person solely in his or her capacity as a director or officer of the respective company or as a director or officer of any of the respective company’s subsidiaries, and (y) such opportunity relates to a line of business in which the respective company or any of its subsidiaries is then directly engaged. In addition, any potential conflict that qualifies as a “related party transaction” (as defined in Item 404 of Regulation S-K) is subject to review by an independent committee of the applicable issuer’s board of directors in accordance with its corporate governance guidelines. Any other potential conflicts that arise will be addressed on a case-by-case basis, keeping in mind the applicable fiduciary duties owed by the executive officers and directors of each issuer. From time to time, we may enter into transactions with Qurate Retail, Liberty Media, LBC, GCI Liberty and/or their subsidiaries or other affiliates. There can be no assurance that the terms of any such transactions will be as favorable to our company, Qurate Retail, Liberty Media, LBC, GCI Liberty or any of their respective subsidiaries or affiliates as would be the case where there is no overlapping officer or director.

Certain of our inter-company agreements were negotiated while we were a subsidiary of Qurate Retail.

We entered into a number of inter-company agreements covering matters such as tax sharing and our responsibility for certain liabilities previously undertaken by Qurate Retail for certain of our businesses. In addition, we entered into a services agreement with Liberty Media pursuant to which it provides to us certain management, administrative, financial, treasury, accounting, tax, legal and other services, for which we pay Liberty Media a services fee, and pursuant to a recent amendment to the services agreement, components of our President and Chief Executive Officer’s compensation will either be paid directly to him by our company or reimbursed to Liberty Media, in each case, based on the allocation set forth in the amendment. The terms of all of these agreements (other than the amendment to the services agreement relating to Mr. Maffei’s compensation) were established while we were a wholly owned subsidiary of Qurate Retail, and hence may not be the result of arms’ length negotiations. Although we believe that the negotiations with Liberty Media were at arms’ length, the persons negotiating on behalf of Liberty Media also serve as officers of Qurate Retail, as described above. We believe that the terms of these inter-company agreements are commercially reasonable and fair to all parties under the circumstances; however, conflicts could arise in the interpretation or any extension or renegotiation of the foregoing agreements.

Goodwill and other identifiable intangible assets, specifically trademarks, represent a significant portion of our total assets, and we may never realize the full value of our intangible assets.

As of December 31, 2019, we had intangible assets not subject to amortization, which consisted of goodwill and trademarks, of approximately $3,507 million, which represented approximately 74% of total assets as of December 31, 2019. These intangible assets were recorded in connection with our acquisition of a controlling interest in Tripadvisor in 2012 and subsequent acquisitions by Tripadvisor. We perform our annual assessment of the recoverability of our goodwill and other non-amortizable intangible assets during the fourth quarter, or more frequently if events and circumstances indicate impairment may have occurred. Impairments may result from, among other things, deterioration in financial and operational performance, declines in stock price, increased attrition, adverse market conditions, adverse changes in applicable laws and/or regulations, deterioration of general macroeconomic conditions, fluctuations in foreign exchange rates, increased competitive markets in which Tripadvisor operates in, declining financial performance over a sustained period, changes in key personnel and/or strategy, and a variety of other factors.

Due to deteriorations in revenue, impairment losses of $288 million and $527 million were recorded during the years ended December 31, 2019 and December 31, 2017, respectively, related to trademarks.  The trademarks were related to the hotels, media & platform reporting unit in 2019 and the legacy hotels reporting unit in 2017, which is now included in the hotels, media & platform reporting unit.  Due to certain marketplace factors impacting Tripadvisor’s operating results, which led to a decline in Tripadvisor’s stock price, an impairment loss of $1,271 million was recorded during the year ended December 31, 2017 related to goodwill, related to the legacy hotels reporting unit, which is now included in the hotels, media & platform reporting unit. TripCo will continue to monitor Tripadvisor’s financial performance, stock price and other events and circumstances that may negatively impact the estimated fair values to determine if an additional impairment assessment is necessary.

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

Factors Relating to Tripadvisor

If Tripadvisor is unable to continue to attract a significant amount of visitors to its websites and mobile apps and to cost-effectively convert these visitors into revenue-generating users, and to continue to engage its users, its revenue, financial results and business could be harmed.

Tripadvisor’s long-term success depends on its continued ability to attract a significant number of visitors to its platforms in a cost effective manner, to convert those visitors into consumers and to then to continue to engage those consumers throughout the travel planning, booking and trip-taking phases. Tripadvisor’s traffic and user engagement could be adversely affected by a number of factors, including but not limited to increased competition; inability to provide quality content, inventory or supply to its consumers; declines or inefficiencies in traffic acquisition; reduced awareness of Tripadvisor’s brands; and macroeconomic conditions. Certain of Tripadvisor’s competitors have advertising campaigns expressly designed to drive traffic directly to their websites, and these campaigns may negatively impact traffic to Tripadvisor’s site. Tripadvisor’s traffic growth could decline over time and its success could become increasingly dependent on Tripadvisor’s ability to increase levels of user engagement on its platform. There can be no assurances that Tripadvisor will continue to provide content and products in a manner that meets rapidly changing demand. Any failure to obtain and manage content and products in a cost-effective manner that will engage users, or any failure to provide content and products that are perceived as useful, reliable and trustworthy, could adversely affect user experiences and their repeat behavior, reduce traffic to its websites and negatively impact its business and financial performance.

Tripadvisor relies on Internet search engines and application marketplaces to drive traffic to its platform, certain providers of which offer products and services that compete directly with its products. If links to its websites and apps are not displayed prominently, traffic to Tripadvisor’s platform could decline and its business would be negatively affected.

Tripadvisor relies heavily on Internet search engines to generate a significant amount of traffic to its websites, principally through search engine marketing, or SEM (i.e., the purchase of travel-related keywords) as well as through search engine optimization, or SEO (i.e., free, or organic, search). The number of consumers Tripadvisor attracts from search engines to its platform is due in large part to how and where information from, and links to, Tripadvisor’s websites are displayed on search engine results pages, or SERPs. The display, including rankings, of search results can be affected by a number of factors, many of which are not in Tripadvisor’s control and may change frequently. Search engines frequently update and change the logic that determines the placement and display of results of a user’s search, such that the purchased or algorithmic placement of links to Tripadvisor’s websites can be negatively affected. In addition, a search engine could, for competitive or other purposes, alter its search algorithms or results causing Tripadvisor’s websites to place lower in search query results. If a major search engine changes its algorithms in a manner that negatively affects the search engine ranking of Tripadvisor’s websites or those of its travel partners, or if competitive dynamics impact the cost or effectiveness of SEO or SEM in a negative manner, Tripadvisor’s business and financial performance would be adversely affected. Furthermore, Tripadvisor’s failure to successfully manage its SEO and SEM strategies and/or other traffic acquisition strategies could result in a substantial decrease in traffic to its websites, as well as increased costs to the extent Tripadvisor replaces free traffic with paid traffic.

In some instances, search and metasearch companies and application marketplaces may change their displays or rankings in order to promote their own competing products or services or the products or services of one or more of Tripadvisor’s competitors. For example, Google, a significant source of traffic to Tripadvisor’s website accounting for a substantial portion of the visits to its websites, frequently promotes its own competing products in its web search results, which has negatively impacted placement of references to Tripadvisor’s company and its website on the SERP. Google’s promotion of its own competing products, or similar actions by Google in the future that have the effect of reducing Tripadvisor’s prominence or ranking on its search results, could have a substantial negative effect on its business and results of operations.

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

Tripadvisor derives a substantial portion of its revenue from advertising and any significant reduction in spending by advertisers or redirections of advertising spend could harm its business. In addition, Tripadvisor relies on a relatively small number of significant advertising partners and any reduction in spending by or loss of these partners could seriously harm its business.

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

In addition, advertising revenue could be impacted by a number of other factors, including, but not limited to, the following:

●	Tripadvisor’s inability to increase or maintain user engagement;
●	Tripadvisor’s inability to increase or maintain the quantity and quality of ads shown to consumers, including as a result of technical infrastructure constraints;
●	The development of technologies that can block the display of Tripadvisor’s ads or block its ad measurement tools, particularly for advertising displayed on tablets and/or on mobile platforms;
●	The effectiveness of Tripadvisor’s ad targeting or degree to which consumers opt out of certain types of ad targeting;
●	Adverse government actions or legal developments relating to advertising, including legislative and regulatory developments and developments in litigation that limit Tripadvisor’s ability to deliver or target advertising; and
●	The impact of macroeconomic conditions, whether in the advertising industry in general or among special types of marketers or within particular geographies.

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

Tripadvisor derives a substantial portion of its revenue from a relatively small number of advertising partners and relies significantly on these relationships. For example, for the year ended December 31, 2019, Tripadvisor’s two most significant advertising partners, Expedia and Booking Holdings, accounted for a combined 33% of total revenue. While Tripadvisor enters into master advertising contracts with its partners, as discussed above, most of these contracts can be terminated by its partners at will or on short notice. If any of its significant advertisers were to cease or significantly curtail advertising on Tripadvisor’s websites, Tripadvisor could experience a rapid decline in its revenue over a relatively short period of time which would have a material impact on its business.

Tripadvisor’s business depends on a strong brand and any failure to maintain, protect and enhance its brand could hurt its ability to retain and expand its base of consumers and partners, as well as increase the frequency with which consumers utilize its products and services.

Tripadvisor believes that the strength of its brands (particularly the Tripadvisor brand) has contributed significantly to its success.  Tripadvisor also believes that maintaining, protecting and enhancing its brands is critical to expanding its base of consumers, increasing the frequency with which consumers utilize its solutions and attracting advertisers and business partners. Tripadvisor’s ability to maintain and protect its brand depends, in part, on its ability to maintain consumer trust in its products and in the quality, integrity, reliability of usefulness of the content and other information found on its platform. For example, if consumers do not view Tripadvisor’s reviews to be useful and reliable, they may seek other sources to obtain the information they are looking for and may not return to Tripadvisor’s platform as often in the future, or at all.  This would negatively impact Tripadvisor’s ability to attract and retain consumers and partners and the frequency with which they use its platform.

Tripadvisor dedicates significant resources to these goals, primarily through its computer algorithms and teams of moderators that are focused on identifying inappropriate, unreliable or deceptive content. Tripadvisor removes those types of content from its website and, in certain cases, takes legal action against individuals or businesses that it believes have engaged in deceptive practices.

Media, legislative or regulatory scrutiny of Tripadvisor’s decisions regarding user privacy, content, advertising, and other issues may adversely affect its reputation and brands. Negative publicity about Tripadvisor, including its content, technology, business practices or strategic plans, could diminish Tripadvisor’s reputation and confidence in Tripadvisor’s brand, thereby negatively affecting the use of its products and potentially even Tripadvisor’s share price. For example, certain media outlets have alleged that Tripadvisor has improperly filtered or screened reviews, that it has not properly verified reviews, or that Tripadvisor manipulates reviews, ranking and ratings in favor of its advertisers against non-advertisers. Tripadvisor expends significant resources to ensure the integrity of its reviews and to ensure that the most relevant reviews are available to its consumers; Tripadvisor does not establish rankings and ratings in favor of its advertisers.  Nevertheless, Tripadvisor’s reputation and brand, the traffic to its platform, its business and potentially even Tripadvisor’s share price may suffer from negative publicity about Tripadvisor or if consumers otherwise perceive that its content is manipulated or biased.  In addition, regulatory inquiries or investigations require management time and attention and could result in further negative publicity, regardless of their merits or ultimate outcomes.

In addition, unfavorable publicity regarding, for example, Tripadvisor’s practices relating to privacy and data protection, product changes, competitive pressures, litigation or regulatory activity could adversely affect Tripadvisor’s reputation with its consumers and its partners. Such negative publicity also could have an adverse effect on the size, engagement, and loyalty of its user base and result in decreased revenue.

Tripadvisor continues to invest significant time and effort towards educating users about its brand and its product offerings and there can be no assurances that these efforts will continue to be successful.

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

Consumer adoption and use of mobile devices creates new challenges. If Tripadvisor is unable to operate effectively on these platforms or its products for such devices are not compelling, its business may be adversely affected.

Widespread adoption of mobile devices, such as the iPhone, Android-enabled smartphones and tablets, such as the iPad, coupled with web browsing functionality and development of thousands of useful apps available on these devices, is driving substantial online traffic and commerce to mobile platforms.  Tripadvisor has experienced a significant shift of business to mobile platforms and its advertising partners are also experiencing a rapid shift of traffic to mobile platforms. Tripadvisor anticipates that the rate of use of these devices will continue to grow. The functionality and user experience associated with these alternative devices, such as a smaller screen size or lack of a screen, may make the use of Tripadvisor’s platform through such devices more difficult.  Tripadvisor’s websites and apps, when utilized on mobile phone devices, monetize at a significantly lower rate than desktops and advertising opportunities are more limited on these mobile devices. Additionally, consumer purchasing patterns differ on alternative devices. For example, accommodation reservations made on a mobile device typically are for shorter lengths of stay and are not made as far in advance. Mobile consumers may also be unwilling to download multiple apps from multiple companies providing similar services or contribute high quality content through such devices. As a result, the consumer experience with mobile apps and brand recognition are likely to become increasingly important. Tripadvisor expects that the ways in which consumers engage with its platform will continue to change over time as consumers increasingly engage via alternative devices.

It is increasingly important for Tripadvisor to develop and maintain effective platforms to drive adoption and user engagement by providing consumers with an appealing, easy-to-use experience. As new devices and platforms are continually being released, it is difficult to predict the problems Tripadvisor may encounter in adapting its products and services to them – and developing competitive new products and services - and Tripadvisor may need to devote significant resources to the creation, support and maintenance of such products.  If Tripadvisor is unable to continue to rapidly innovate and create new, user-friendly and differentiated offerings and efficiently and effectively advertise and distribute on these platforms, or if Tripadvisor’s offerings are not used by consumers, Tripadvisor could lose market share and its business, future growth and results of operations could be adversely affected.

Tripadvisor’s success will also depend on the interoperability of its products with a range of technologies, systems, networks and standards or in creating, maintaining and developing relationships with key participants in related industries, some of which may be Tripadvisor’s competitors. For example, Google’s Android and Apple’s iPhone are the leading smartphones in the world; therefore, Tripadvisor’s products need to synergistically function on their respective operating systems in order to create a positive user experience on a mobile device. However, Google could leverage its Android operating system to give its travel services a competitive advantage, either technically or with prominence on its Google Play app store or within its mobile search results. Similarly, Apple obtained a patent for “iTravel,” a mobile app that would allow a traveler to check in for a travel reservation. In addition, Apple’s iPhone operating system includes “Wallet,” a virtual wallet app that holds tickets, boarding passes, coupons and gift cards, and, along with iTravel, may be indicative of Apple’s intent to enter the travel reservations business in some capacity. Apple has substantial market share in the smartphone category and controls integration of offerings, including travel services, into its mobile operating system. Apple also has more experience producing and developing mobile apps and has access to greater resources than Tripadvisor does. Apple may use or expand iTravel, Wallet, Siri (Apple’s voice recognition “concierge” service), Apple Pay (Apple’s mobile payment system) or another mobile app or functionality as a means of entering the travel reservations marketplace. To the extent Google or Apple use their mobile operating systems, app distribution channels or, in the case of Google, search services, to favor their own travel service offerings, there may be an adverse effect on Tripadvisor’s ability to compete in the mobile space. Tripadvisor may not be successful in developing products that operate effectively with these technologies, systems, networks and standards or in creating, maintaining and developing relationships with key participants in related industries. If Tripadvisor experiences difficulties or increased costs in integrating its products into alternative devices, or if manufacturers elect not to include its products in their devices, make changes that degrade the functionality of its products, give preferential treatment to competitive products or prevent Tripadvisor from delivering advertising, Tripadvisor’s user growth and results of operations may be harmed. This risk may be exacerbated by the frequency with which consumers change or upgrade their devices. In the event consumers choose devices that do not already include or support Tripadvisor’s platform or do not install its products when they change or upgrade their devices, Tripadvisor’s traffic and user engagement may be harmed.

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

Declines or disruptions in the economy in general and the travel industry, in particular, could adversely affect Tripadvisor’s businesses and financial performance.

Tripadvisor’s businesses and financial performance are affected by the health of the global economy generally as well as the travel industry and leisure travel in particular. Sales of travel services tend to decline or grow more slowly during economic downturns and recessions when consumers engage in less discretionary spending, are concerned about unemployment or economic weakness, have reduced access to credit or experience other concerns that reduce their ability or willingness to travel. The global economy may be adversely impacted by unforeseen events beyond Tripadvisor’s control, including incidents of actual or threatened terrorism, regional hostilities or instability, unusual weather patterns, natural disasters, political instability and health concerns (including epidemics or pandemics), defaults on government debt, significant increases in fuel and energy costs, tax increases and other matters that could reduce discretionary spending, tightening of credit markets and declines in consumer confidence. Decreased travel spending could reduce the demand for Tripadvisor’s services and have a negative impact on its business and financial performance.

In addition, the uncertainty of macro-economic factors and their impact on consumer behavior, which may differ across regions, makes it more difficult to forecast industry and consumer trends and the timing and degree of their impact on Tripadvisor’s markets and business, which in turn could adversely affect Tripadvisor’s ability to effectively manage its business and its results of operations.

For example, since the United Kingdom (the “U.K.”) initiated the process to exit the European Union (the “E.U.”), known as Brexit, global markets and foreign exchange rates have experienced increased volatility, including a decline in the value of the British pound as compared to the U.S. Dollar.  Tripadvisor has significant operations in both the U.K. and the E.U.  Tripadvisor’s operations and those of its merchants are highly integrated across the U.K. and the E.U. and are highly dependent on the free flow of labor and goods in those regions.  Although the U.K. ceased to be a member of the E.U. on January 31, 2020, the U.K. and E.U. will continue to work on the terms of the departure through a transition period ending December 31, 2020.  As a result, there remains significant uncertainty about the future relationship between the U.K. and the E.U.  The ongoing uncertainty and potential outcomes could negatively impact Tripadvisor’s merchant and customer relationships and financial performance.  In addition, uncertainty could continue to adversely affect consumer confidence and spending in the U.K. Tripadvisor could face new regulatory costs and challenges when the final terms of the governing relationships and final U.K. regulations are determined.  Since the final terms of that exit and the U.K. regulatory environment are uncertain, Tripadvisor is unable to predict the effect Brexit will have on its business and results of operations.

As another example, Tripadvisor’s financial results may be negatively impacted by the 2019 Novel Coronavirus outbreak.  The extent and duration of such impacts remain largely uncertain and dependent on future developments that cannot be accurately predicted at this time, such as the severity and transmission rate of the coronavirus, the extent and effectiveness of containment actions taken and the impact of these and other factors on travel behavior.

Tripadvisor operates in an increasingly competitive global environment and its failure to compete effectively could reduce its market share and harm its financial performance.

Tripadvisor competes in a rapidly evolving and competitive industry. It faces competition for content, consumers, advertisers, online travel search and price comparison services, or what is known in the industry as metasearch, and online reservations. Tripadvisor competes globally with both online and offline, established and emerging, providers of travel, lodging, experiences and restaurant reservation and related services. The markets for the services Tripadvisor offers are intensely competitive, and current and new competitors can launch new services at a relatively low cost.

Tripadvisor also competes with different types of companies in the various markets and geographies where it operates, including large and small companies in the travel space as well as broader service providers.  More specifically:

●	Tripadvisor’s Hotels, Media & Platform segment faces competition, and in some cases partners with, the following businesses: OTAs (including Expedia and Booking Holdings and many of their respective subsidiaries and operating companies); hotel metasearch providers (including trivago, Kayak and HotelsCombined, subsidiaries of Booking Holdings and Trip.com Group Limited, formerly known as Ctrip.com International, Ltd.); large online search, social media, and marketplace platform and companies (including Google, FaceBook, Microsoft’s Bing, Yahoo, Baidu, Alibaba, and Amazon); and traditional offline travel agencies, and global hotel chains seeking to promote direct bookings.
●	Tripadvisor also faces competition from different companies in each of the Experiences & Dining segment businesses. Experiences competes with online travel agencies, such as Airbnb, Booking Holdings, GetYourGuide and Klook; traditional travel agencies; online travel service providers; and wholesalers, among others. Dining competes with other online restaurant reservation services, such as SeatMe (owned by Yelp) and OpenTable (a subsidiary of Booking Holdings).

There has been a proliferation of new channels through which providers can offer accommodations, experiences and restaurant reservations.  Metasearch services may lower the cost for new companies to enter the market by providing a distribution channel without the cost of promoting the new entrant’s brand to drive consumers directly to its website.  Some of Tripadvisor’s competitors and potential competitors offer a variety of online services, many of which are used by competitors more frequently than online travel services.  In addition, in some cases, Tripadvisor’s competitors are willing to make little or no profit on a transaction, or offer travel services at a loss, in order to gain market share. Many of Tripadvisor’s competitors (such as Google, Booking Holdings and Trip.com Group Limited) have significantly greater financial, technical, marketing and other resources than Tripadvisor and have more expertise in developing online commerce and facilitating Internet traffic as well as large client bases. They also have the ability to leverage other aspects of their business to enable them to compete more effectively against Tripadvisor. For example, Google has entered various aspects of the online travel market, including by establishing a flight metasearch product ("Google Flights") and a hotel metasearch product ("Google Hotel Ads") that are growing rapidly, as well as its "Book on Google" reservation functionality and its Google Trips app.

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

Tripadvisor competes with certain companies that Tripadvisor also does business with, including some of its click-based advertising travel partners. The consolidation of Tripadvisor’s competitors and travel partners, including Expedia (through its acquisitions of Orbitz, Travelocity, and HomeAway) and Booking Holdings (through its acquisitions of KAYAK and OpenTable), may affect Tripadvisor’s relative competitiveness and its travel partner relationships. Competition and consolidation could result in higher traffic acquisition costs, reduced margins on Tripadvisor’s advertising services, loss of market share, reduced customer traffic to its websites and reduced advertising by travel companies on its websites.

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

Tripadvisor depends on the use of sophisticated information technologies and systems for website and mobile apps, supplier connectivity, communications, reservations, payment processing, procurement, customer service and fraud prevention. Tripadvisor’s future success depends on its ability to continuously improve and upgrade its systems and infrastructure to meet rapidly evolving consumer trends and demands while at the same time maintaining the reliability and integrity of its systems and infrastructure. Tripadvisor may not be able to maintain or replace its existing systems or introduce new technologies and systems as quickly as it would like or in a cost-effective manner. Tripadvisor may not be successful, or as successful as its competitors, in developing technologies and systems that operate effectively across multiple devices and platforms in a way that is appealing to its consumers. In addition, the emergence of alternative devices such as mobile phones and tablets and the emergence of niche competitors who may be able to optimize products, services or strategies for such platforms, will require additional investment in technology. New developments in other areas could also make it easier for competitors to enter Tripadvisor’s markets due to lower up-front technology costs. Technology changes, including new devices, services and home assistants, such as Amazon’s Alexa Voice and Google Home, and developing technologies, such as machine learning and artificial intelligence, could negatively impact Tripadvisor’s business.

If Tripadvisor does not continue to innovate and provide products, services and features that are useful to users, it may not remain competitive, and its business and financial performance could suffer.

Tripadvisor’s success depends in part on continued innovation to provide products, features and services that make its platform compelling to users and engage its consumers. Its competitors are continually developing innovations in online travel-related services and features. As a result, Tripadvisor is continually working to improve its business model and consumer experience in order to engage its consumers and drive user traffic and conversion rates. Tripadvisor has invested, and expects to continue to invest significant resources in developing and marketing these innovations. Tripadvisor can give no assurances that the changes it makes will yield the benefits it expects and will not have unintended or adverse impacts that Tripadvisor did not anticipate. If Tripadvisor is unable to continue offering innovative products and services and quality features that users want to use, existing consumers may become dissatisfied and use competitors’ offerings and it may be unable to attract additional consumers, which could adversely affect its business and financial performance.

Tripadvisor’s dedication to making the user experience its highest priority may cause it to prioritize rapid innovation and user experience over short-term financial results.

Tripadvisor strives to create the best experience for its users, providing them with the information, products and tools to enable them to plan, book and experience the perfect trip.  Tripadvisor believes that in doing so it will increase its rates of conversion, revenuer and, ultimately, its financial performance over the long-term.  Tripadvisor has taken actions in the past and may continue to make decisions in the future that have the effect of reducing its short-term revenue or profitability if it believes that the decisions benefit the overall user experience.  For example, Tripadvisor may introduce new products or changes to existing products or the user experience that decrease rates of conversion but increases revenue. In addition, Tripadvisor’s approach of putting users first may negatively impact its relationship with existing or prospective partners. These actions and practices could result in a loss of partners, which in turn could harm Tripadvisor’s results of operations. The short-term reductions in revenue or profitability could be more severe than Tripadvisor anticipates or these decisions may not produce the long-term benefits that Tripadvisor expects, in which case its user growth and engagement, its relationships with consumers and travel partners, and its business and results of operations could be harmed. In addition, if new or enhanced products fail to engage users or if Tripadvisor is unsuccessful in its effort to monetize these initiatives, Tripadvisor may fail to generate sufficient revenue, profit margin or other value to justify its investments, in which case Tripadvisor’s business and results of operations would be adversely affected.

Tripadvisor is dependent upon the quality of traffic in its network to provide value to Tripadvisor’s partners, and any failure in its ability to deliver quality traffic and/or the metrics to demonstrate the value of the traffic could have a material adverse effect on the value of its websites to its partners and adversely affect its revenue.

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

Tripadvisor believes certain metrics are key to Tripadvisor’s business. As both the industry in which Tripadvisor operates and its businesses continue to evolve, so too might the metrics by which Tripadvisor evaluates its businesses and the company.  In addition, while the calculation of the metrics Tripadvisor uses is based on what Tripadvisor believes to be reasonable estimates, Tripadvisor’s internal tools are not independently verified by a third party and have a number of limitations and, furthermore, its methodologies for tracking these metrics may change over time.  For example, a single person may have multiple accounts or browse the Internet on multiple browsers or devices, some consumers may restrict Tripadvisor’s ability to accurately identify them across visits, some mobile apps automatically contact its servers for regular updates with no user action, and it is not always able to capture user information on all of its platforms. As such, the calculations of its unique visitors may not accurately reflect the number of people actually visiting its platforms.  Tripadvisor continues to improve upon its tools and methodologies to capture data and believes that its current metrics are accurate; however, the improvement of its tools and methodologies could cause inconsistency between current data and previously reported data, which could confuse investors or lead to questions about the integrity of its data. Also, if the internal tools Tripadvisor uses to track these metrics under-count or over-count performance or contain algorithm or other technical errors, the data Tripadvisor reports may not be accurate.  Finally, Tripadvisor may, in the future, identify new or other metrics that enable it to more accurately evaluate its business.  Accordingly, readers should not place undue reliance on these metrics.

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

Tripadvisor’s success will depend, in part, on its ability to expand its product offerings in order to grow its business in response to changing technologies, user and travel partner demands and competitive pressures. As a result, Tripadvisor has acquired, invested in and/or entered into significant commercial arrangements with a number of new businesses in the past and its future growth may depend, in part, on future acquisitions, investments, commercial arrangements and/or changes in business strategies.  Such endeavors may involve significant risks and uncertainties, including, but not limited to, the following:

●	Expected and unexpected costs incurred in identifying and pursuing these endeavors, and performing due diligence on potential targets that may or may not be successful;
●	Use of cash resources and incurrence of debt and contingent liabilities in funding these endeavors that may limit other potential uses of Tripadvisor’s cash, including product development, stock repurchases and/or dividend payments;
●	Amortization expenses related to acquired intangible assets and other adverse accounting consequences;
●	Diversion of Tripadvisor’s management’s attention or other resources from its existing business;
●	Difficulties and expenses in integrating the operations, products, technology, privacy protection systems, information systems or personnel of the company, including the assimilation of corporate cultures;
●	Difficulties in implementing and retaining uniform standards, controls, procedures, policies and information systems;
●	The assumption of known and unknown debt and liabilities of the acquired company, including costs associated with litigation, cybersecurity risks, and other claims relating to the acquired company;
●	Failure of any company which Tripadvisor has acquired, in which it has invested, or with which it has a commercial arrangement, to achieve anticipated revenue, earnings or cash flows or to retain key management or employees;
●	Failure to generate adequate returns on acquisitions and investments;
●	With respect to minority investments, limited management or operational control and reputational risk, which risk is heightened if the controlling person in such case has business interests, strategies or goals that are inconsistent with those of Tripadvisor;
●	Entrance into markets in which Tripadvisor has no direct prior experience and increased complexity in its business;
●	Impairment of goodwill or other intangible assets such as trademarks or other intellectual property arising from acquisitions; and
●	Adverse market reaction to acquisitions.

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

Over the years, Tripadvisor has experienced rapid growth in some areas of it business, including through acquisitions of other businesses and in new international markets. Tripadvisor continues to make substantial investments in its technology, product and sales, and marketing organizations. This growth places substantial demands on Tripadvisor’s management and its operational infrastructure. In addition, as Tripadvisor’s business matures, it makes periodic changes and adjustments to its organization in response to various internal and external considerations, including market opportunities, the competitive landscape, new and enhanced products and acquisitions.  These changes may result in a temporary lack of focus or productivity or otherwise impact Tripadvisor’s business.

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

Tripadvisor operates in a number of jurisdictions both inside and outside of the United States and continues to expand its operations both domestically and internationally. Many regions have different economic conditions, languages, currencies, consumer expectations, legislation, regulatory environments (including labor laws and customs), tax laws, levels of consumer acceptance and use of the Internet for commerce and levels of political stability. Tripadvisor is subject to associated risks typical of global businesses, including but not limited to, the following:

●	Compliance with additional laws and regulations (including the Foreign Corrupt Practices Act, the U.K. Bribery Act, the E.U. General Data Protection Regulation (or GDPR) and the California Consumer Privacy Act (or CCPA)), data privacy requirements, labor and employment law, laws regarding advertisements and promotions and anti-competition regulations;
●	Diminished ability to legally enforce contractual rights;
●	Increased risk and limits on enforceability of intellectual property rights;
●	Restrictions on repatriation of cash as well as restrictions on investments in operations in certain countries;
●	Financial risk arising from transactions in multiple currencies, as well as foreign currency exchange restrictions;
●	Difficulties in managing staff and operations due to distance, time zones, language and cultural differences;
●	Uncertainty regarding liability for services, content and intellectual property rights, including uncertainty as a result of local laws and lack of precedent;

●	Economic or political instability or laws and regulations involving economic or trade prohibitions or sanctions; and
●	Threatened or actual acts of terrorism.

Tripadvisor’s strategy includes continued expansion in existing international and new international markets.  Many of these markets have different economic conditions, customers, languages, currencies, consumer expectations, levels of consumer acceptance and use of the Internet for commerce, legislation, regulatory environments, tax laws and levels of political stability, and Tripadvisor is subject to associated risks typical of international businesses. International markets have strong local competitors with established brands and travel service providers or relationships that may make expansion in certain markets difficult and costly and take more time than anticipated.  In addition, compliance with legal, regulatory or tax requirements in multiple jurisdictions places demands on Tripadvisor’s time and resources, and it may nonetheless experience unforeseen and potentially adverse legal, regulatory or tax consequences.  In some markets, legal and other regulatory requirements may prohibit or limit participation by foreign businesses, such as by making foreign ownership or management of Internet or travel-related businesses illegal or difficult or may make direct participation in those markets uneconomic, which could make Tripadvisor’s entry or expansion in those markets difficult or impossible, require that Tripadvisor work with a local partner or result in higher operating costs.  If Tripadvisor is unsuccessful in expanding in new and existing markets and effectively managing that expansion, its business and results of operations could be adversely affected. A number of countries are actively pursuing changes to their tax laws applicable to corporate multinationals, such as the Tax Cuts and Jobs Act of 2017 (the “Tax Act”).  Foreign governments may enact tax laws that could result in further changes to global taxation and materially affect Tripadvisor’s financial position and results of operations.

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

Tripadvisor is regularly subject to claims, lawsuits, government investigations and other proceedings involving, among other matters, patent and intellectual property rights (including alleged infringement of third-party intellectual property rights), tax matters (including value-added, excise, transient, occupancy and accommodation taxes), regulatory compliance (including competition and consumer protection matters), defamation and free speech (including intermediary liability and platform immunity challenges), labor and employment matters and commercial disputes.

Such claims, lawsuits, government investigations and proceedings are inherently uncertain and their results cannot be predicted with certainty. Regardless of the outcome, any of these types of legal proceedings could have an adverse impact on Tripadvisor because of legal costs, diversion of management resources, injunctions or damage awards and other factors. Determining reserves for Tripadvisor’s pending litigation or other legal proceedings is a complex, fact-intensive process that requires significant judgment. It is possible that a resolution of one or more such proceedings could result in substantial damages, fines or penalties that could adversely affect Tripadvisor’s business, consolidated financial position, results of operations, or cash flows in a particular period. These proceedings could also result in reputational harm, criminal sanctions, consent decrees, the release of confidential information or orders preventing Tripadvisor from offering certain features, functionalities, products, or services, requiring a change in Tripadvisor’s business practices or other field action, or requiring development of non-infringing or otherwise altered products or technologies. Any of these consequences could adversely affect its business and results of operations.

A failure to comply with current laws, rules and regulations or changes to such laws, rules and regulations and other legal uncertainties may adversely affect Tripadvisor’s businesses or financial performance.

Tripadvisor’s business and financial performance could be adversely affected by unfavorable changes in, or interpretations of, existing laws, rules and regulations or the promulgation of new laws, rules and regulations applicable to Tripadvisor and its business, including those relating to Internet and online commerce, Internet advertising, consumer protection, intermediary liability, data security and privacy, travel and rental licensing and listing requirements and tax. In some cases, these laws continue to evolve.

For example, there is, and likely will continue to be, an increasing number of laws and regulations pertaining to Internet and online commerce that may relate to liability for information retrieved from or transmitted over the Internet, online editorial and user-generated content, user privacy, data security, behavioral targeting and online advertising, taxation, liability for third-party activities and the quality of products and services.  In addition, the growth and development of online commerce may prompt calls for more stringent consumer protection laws and more aggressive enforcement efforts, which may impose additional burdens on online businesses generally.  Also, evolving case law and new legislation involving worker classification, including a new law in California, increases the potential for litigation and government audits in this area and may have ramifications as to how Tripadvisor operates certain segments of its business and its engagement with independent contractors.

Further, Tripadvisor’s Rentals business has been and continues to be subject to regulatory developments globally that affect the rental industry and the ability of companies like Tripadvisor to list those rentals online.  For example, some states and local jurisdictions, both domestically and internationally, have adopted, or are considering adopting, statutes or ordinances that prohibit property owners and managers from renting certain properties on a short-term basis or otherwise limit their ability to do so, and other states and local jurisdictions may introduce similar regulations. Some states and local jurisdictions have fair housing or other laws governing whether and how properties may be rented, which they assert apply to vacation rentals. In addition, many homeowners, condominium and neighborhood associations have adopted, or are considering adopting, rules that prohibit or restrict property owners and managers from short-term rentals.  Operating in this dynamic regulatory environment requires significant management attention and financial resources.  Tripadvisor cannot assure that its efforts will be successful, and the investment and additional resources required to manage growth will produce the desired levels of revenue or profitability.

Tripadvisor also has been subject, and it will likely be subject in the future, to inquiries from time to time from regulatory bodies concerning compliance with consumer protection, competition, tax, data privacy and travel industry-specific laws and regulations. The failure of its businesses to comply with these laws and regulations could result in fines and/or proceedings against Tripadvisor by governmental agencies, regulatory authorities, courts and/or consumers, which if material, could adversely affect its business, financial condition and results of operations. Further, if such laws and regulations are not enforced equally against other competitors in a particular market, Tripadvisor’s compliance with such laws may put it at a competitive disadvantage vis-à-vis competitors who do not comply with such requirements.

The promulgation of new laws, rules and regulations, or the new interpretation of existing laws, rules and regulations, in each case that restrict or otherwise unfavorably impact the ability or manner in which Tripadvisor provides services could require it to change certain aspects of its business, operations and commercial relationships to ensure compliance, which could decrease demand for services, reduce revenue, increase costs and/or subject the company to additional liabilities. For example, the E.U. adopted the GDPR, effective in May 2018, implementing enhanced data protection requirements and, in 2018, the State of California adopted the California Consumer Privacy Act (“CCPA”) implementing privacy rights and consumer protections for California residents.  Other jurisdictions have adopted or are contemplating similar legislation. This legislation will continue to change the landscape for the use and protection of data and could increase the cost and complexity of delivering Tripadvisor’s services. Unfavorable changes could decrease demand for products and services, limit marketing methods and capabilities, impede development of new products, result in negative publicity, require significant management time, increase costs and/or subject Tripadvisor to additional liabilities.  Violations of these laws and regulations could result in penalties and/or criminal sanctions against Tripadvisor, its officers or its employees and/or restrictions on the conduct of parts of its business in certain jurisdictions.

Likewise, the SEC, Department of Justice (“DOJ”) and Office of Foreign Assets Controls (“OFAC”), as well as foreign regulatory authorities, have continued to increase the enforcement of economic sanctions and trade regulations, anti-money laundering, and anti-corruption laws, across industries. U.S. economic sanctions relate to transactions with designated foreign countries, including Cuba, Iran, North Korea, Syria and nationals and others of those countries, Ukraine/Russia related sanctions, as well as certain specifically targeted individuals and entities. Tripadvisor believes that its activities comply with OFAC, E.U., U.K. and other regulatory authorities’ economic sanction and trade regulations, as well as anti-money laundering and anti-corruption regulations, including the Foreign Corrupt Practices Act (“FCPA”), the U.K. Bribery Act and the U.K. Criminal Finances Act. As regulations continue to evolve and regulatory oversight continues to increase, Tripadvisor cannot guarantee that its programs and policies will be deemed compliant by all applicable regulatory authorities. In the event Tripadvisor’s controls should fail or are found to be out of compliance for other reasons, Tripadvisor could be subject to monetary damages, civil and criminal monetary penalties, litigation and damage to its reputation and the value of its brands.

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

Tripadvisor collects, processes, stores and transmits data, including personal information, for its consumers and its workforce. As a result, Tripadvisor is subject to a variety of laws in the United States and abroad regarding privacy and the storing, sharing, use, processing, disclosure and protection of personal information, the scope of which is changing; and subject to differing interpretations, and which may be inconsistent between countries or conflict with other existing laws. In addition, the security of data when engaging in electronic commerce is essential to maintaining consumer and travel service provider confidence in its services. The regulatory framework for privacy issues worldwide is currently in flux and is likely to remain so for the foreseeable future. Practices regarding the collection, use, storage, transmission and security of personal information by companies operating over the Internet have recently come under increased public scrutiny. The U.S. Congress and federal agencies, including the Federal Trade Commission and the Department of Commerce, are reviewing the need for greater regulation for the collection and use of information concerning consumer behavior on the Internet in the United States. Various U.S. courts also are considering the applicability of existing federal and state statutes, including computer trespass and wiretapping laws, to the collection and exchange of information online.

In addition, Tripadvisor is subject to legislation intended to enhance the privacy and security of personal data, including credit card information (such as the GDPR and the CCPA and other country specific data protection laws).  There are a number of proposals for data privacy laws pending or proposed in other jurisdictions, including at both the federal and state level of the United States, as well as internationally. Implementing and complying with these laws and regulations may be more costly or take longer than Tripadvisor anticipates, or could otherwise affect its business operations.  Tripadvisor strives to comply with all applicable laws, policies, legal obligations and industry codes of conduct relating to privacy and data protection. Any failure or perceived failure by Tripadvisor to comply with its privacy policies, privacy-related obligations to consumers or other third parties, or privacy-related legal obligations, may result in governmental enforcement actions, including, for example, fines and/or penalties, compliance orders, litigation or public statements that could harm Tripadvisor’s reputation and cause its users and travel partners to lose trust in it, any of which could have an adverse effect on Tripadvisor’s business, brand, market share and results of operations.

Tripadvisor is subject to risks associated with processing credit card and other payment transactions and failure to manage those risks may subject it to fines, penalties and additional costs and could have a negative impact on its business.

Tripadvisor accepts payments from consumers and travel partners using a variety of methods, including credit card, debit card, direct debit from a customer’s bank account, and invoicing. For existing and future payment options Tripadvisor offers to its customers, Tripadvisor may become subject to additional regulations and compliance requirements (including obligations to implement enhanced authentication processes). These regulations and/or requirements could result in significant costs and reduce the ease of use of its payment products, and yet may still be susceptible to fraudulent activity. In addition, Tripadvisor may be held liable for accepting fraudulent credit cards on its websites as well as other payment disputes with its customers. For certain payment methods, including credit and debit cards, Tripadvisor pays interchange and other fees, which may increase over time and raise its operating costs and lower profitability. Tripadvisor relies on third parties to provide certain payment methods and payment processing services, including the processing of credit cards and debit cards. In each case, Tripadvisor’s business could be disrupted, if these companies become unwilling or unable to provide these services to Tripadvisor. Tripadvisor is also subject to payment card association operating rules, including data security rules, certification requirements, and rules governing electronic funds transfers, which could change or be reinterpreted to make it difficult or impossible for Tripadvisor to comply. If Tripadvisor fails to comply with these rules or requirements, or if its data security systems are breached or compromised, it may be liable for card issuing banks’ costs, subject to fines and higher transaction fees, and/or lose its ability to accept credit and debit card payments, process electronic funds transfers, or facilitate other types of online payments.

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

Tripadvisor’s reputation and ability to attract, retain and service its consumers and travel partners is dependent upon the reliable performance and security of its computer systems, workforce and those of third parties it utilizes in its operations. Significant security issues, data breaches, cyberattacks and outages, interruptions or delays, in Tripadvisor’s systems or third party systems upon which it relies, could impair Tripadvisor’s ability to display content or process transactions and significantly harm its business. Breaches of Tripadvisor’s security measures or the accidental loss, inadvertent disclosure or unapproved dissemination of proprietary information or sensitive or confidential data about Tripadvisor, its consumers or its travel partners could expose Tripadvisor, its consumers and its travel partners to a risk of loss or misuse of this information, damage Tripadvisor’s brand and reputation or otherwise harm its business and financial performance and result in government enforcement actions and litigation and potential liability for Tripadvisor.

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

Much of Tripadvisor’s business is conducted with third party partners and vendors, for example, marketing agencies and SaaS providers. A security breach at such third party could be perceived by consumers as a security breach of Tripadvisor’s systems and could result in negative publicity or damage its reputation, expose it to risk of loss or litigation and possible liability and subject Tripadvisor to regulatory penalties and sanctions. In addition, such incidents may also result in a decline in Tripadvisor’s active user base or engagement levels.  Finally, failure of such third parties to comply with applicable disclosure requirements could expose Tripadvisor to liability.

Tripadvisor has acquired a number of companies over the years and may continue to do so in the future. As a result of these acquisitions, Tripadvisor may increase the volume of personal data that it collects, stores, processes and transmits.  While Tripadvisor makes significant efforts to address any information security issues and personal data protection issues with respect to its acquisitions, Tripadvisor may still inherit such risks when it integrates the acquired businesses.

Media coverage of data breaches and consumer rights has escalated, in part because of the increased number of enforcement actions, investigations and lawsuits. Security breaches could result in negative publicity, damage to reputation, exposure to risk of loss or litigation and possible liability due to regulatory penalties and sanctions. As this focus and attention on privacy and data protection increases, Tripadvisor also risks exposure to potential liabilities and costs resulting from the compliance with, or any failure to comply with applicable legal requirements, conflicts among these legal requirements or differences in approaches to privacy and security. Security breaches could also cause travelers and potential consumers to lose confidence in Tripadvisor’s security, which would have a negative effect on the value of its brand.

Evolving guidance on use of “cookies” and similar technology could negatively impact the way Tripadvisor does business.

A "cookie" is a text file that is stored on a user's web browser by a website. Cookies are common tools used by thousands of websites, including Tripadvisor’s, to, among other things, store or gather information (e.g., remember log-on details so a user does not have to re-enter them when revisiting a website), market to consumers, improve site security and enhance the user experience on a website. Cookies and similar tracking technologies are valuable tools for websites and apps like Tripadvisor’s to improve the customer experience and increase conversion on their websites. Many countries have adopted data protection laws that introduce regulations governing the use of "cookies and other similar tracking technologies” by websites and app developers servicing consumers. To the extent any such regulations require "opt-in" or “affirmative” consent before certain cookies or trackers can be placed on a user's device, or the ability of users to “opt-out” or control their preferences, Tripadvisor’s ability to serve certain customers in the manner it currently does, including with respect to retargeting or personalized advertising, might be adversely affected and its ability to continue to improve and optimize performance on Tripadvisor’s websites might be impaired, either of which could negatively affect a consumer's experience using its services and its business, market share and results of operations.

Tripadvisor may have future capital needs and may not be able to obtain additional financing on acceptable terms.

Tripadvisor is currently party to a credit agreement with respect to a $1.2 billion revolving credit facility maturing in May 2022 ( “2015 Credit Facility”), as more fully discussed in note 7. This agreement includes restrictive covenants that may impact the way Tripadvisor manages its business and may limit its ability to secure significant additional financing in the future on favorable terms. Tripadvisor’s ability to secure additional financing and satisfy its financial obligations outstanding from time to time will depend upon its future operating performance, which is subject to then prevailing general economic and credit market conditions, including interest rate levels and the availability of credit generally, and financial, business and other factors, many of which are beyond its control. There can be no assurance that sufficient financing will be available or desirable, or even any, terms to fund investments, acquisitions, stock repurchases, dividends, debt refinancing or extraordinary actions or that counterparties in any such financings would honor their contractual commitments.

Tripadvisor has indebtedness which could adversely affect its business and financial condition.

As of December 31, 2019, Tripadvisor had no outstanding long-term debt; however, Tripadvisor continues to have existing credit facilities from which it can borrow significant amounts. As such, Tripadvisor is still subject to risks relating to its potential indebtedness that include:

●	Increasing its vulnerability to general adverse economic and industry conditions;
●	Requiring Tripadvisor to dedicate a portion of its cash flow from operations to principal and interest payments on its indebtedness, thereby reducing the availability of cash flow to fund working capital, capital expenditures, acquisitions and investments and other general corporate purposes;
●	Making it more difficult for Tripadvisor to optimally capitalize and manage the cash flow for its businesses;
●	Limiting Tripadvisor’s flexibility in planning for, or reacting to, changes in its businesses and the markets in which it operates;
●	Possibly placing Tripadvisor at a competitive disadvantage compared to its competitors that have less debt;
●	Limiting Tripadvisor’s ability to borrow additional funds or to borrow funds at rates or on other terms that it finds acceptable; and
●	Exposing Tripadvisor to the risk of increased interest rates because its outstanding debt is expected to be subject to variable rates of interest.

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

Tripadvisor’s 2015 Credit Facility provides for various provisions that limit its discretion in the operation of its business and require Tripadvisor to meet financial maintenance tests and other covenants and the failure to comply with these covenants could have a material adverse effect on Tripadvisor.

Tripadvisor is party to a credit agreement providing for the 2015 Credit Facility. The agreements that govern the 2015 Credit Facility contain various covenants, including those that limit Tripadvisor’s ability to, among other things:

●	Incur indebtedness;
●	Pay dividends on, redeem or repurchase its capital stock;

●	Enter into certain asset sale transactions, including partial or full spin-off transactions;
●	Enter into secured financing arrangements;
●	Enter into sale and leaseback transactions; and
●	Enter into unrelated businesses.

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

Due to the global nature of its business, Tripadvisor is subject to income taxes in the United States and other foreign jurisdictions. In the event Tripadvisor incurs net income in certain jurisdictions but incurs losses in other jurisdictions, it generally cannot offset the income from one jurisdiction with the loss from another. This lack of flexibility increases Tripadvisor’s effective income tax rate. Furthermore, significant judgment is required to calculate Tripadvisor’s worldwide provision for income taxes and depends on its ability to operate its business in a manner consistent with its corporate structure and intercompany arrangements. In the ordinary course of its business, there are many transactions and calculations where the ultimate tax determination is uncertain.

Tripadvisor believes its tax estimates are reasonable. However, Tripadvisor is routinely under audit by federal, state and foreign taxing authorities.  The taxing authorities of jurisdictions in which Tripadvisor operates may challenge its methodologies for valuing developed technology or intercompany arrangements, including its transfer pricing, or determine that the manner in which it operates its business does not achieve the intended tax consequences, which would increase Tripadvisor’s effective income tax rate and harm its financial position and results of operations.  As Tripadvisor operates in numerous taxing jurisdictions, the application of tax laws can also be subject to diverging and sometimes conflicting interpretations by taxing authorities of these jurisdictions.  It is not uncommon for taxing authorities of different countries to have conflicting views, for instance, with respect to, among other things, the manner in which the arm’s length standard is applied for transfer pricing purposes, or with respect to the valuation of intellectual property. For example, the OECD has recently recommended changes to numerous long-standing international tax principles. If countries amend their tax laws to adopt certain parts of the OECD guidelines, this may increase tax uncertainty and may adversely impact Tripadvisor’s tax liabilities. Any of these changes could affect Tripadvisor’s financial performance.

The final determination of audits could be materially different from Tripadvisor’s income tax provisions and accruals and could have a material effect on its financial position, results of operations, or cash flows in the period or periods for which that determination is made. Also, Tripadvisor’s future effective income tax rates could be affected by changes in the mix of earnings in countries with differing statutory tax rates, changes in the valuation of deferred tax assets or changes in tax laws or their interpretation. If Tripadvisor’s effective income tax rates were to increase, its results of operations and cash flows would be adversely affected.

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

The Tax Act has resulted in significant changes to the U.S. corporate income tax system. The tax law changes by the Tax Act are broad and complex and there are still uncertainties about how the Tax Act will be interpreted at both the U.S. federal and state levels. The U.S. Treasury Department, the IRS and other standard-setting bodies could interpret or issue guidance on how provisions of the Tax Act will be applied or otherwise administered that is different from Tripadvisor’s interpretation. This could materially change the taxes that Tripadvisor recorded since 2017, and the expected future impact of the Tax Act on its business.

The OECD has been working on a Base Erosion and Profit Shifting Project, and issued the Action 1 report in 2015 to address the tax challenges arising from digitalization. Since then, the OECD/G20 Inclusive Framework has issued various guidelines, policy notes, and proposals that if adopted could result in an overhaul of the international taxation system under which Tripadvisor’s current tax obligations are determined. As the OECD/G20 Inclusive Framework drives toward a consensus long-term solution, several countries have introduced unilateral digital service tax initiatives which impose new types of non-income taxes, including taxes based on a percentage of revenue. In July 2019, France signed into law a 3% digital services tax to be applied retroactively as of January 1, 2019.  Tripadvisor recorded an estimate of $3 million for digital service tax to general and administrative expense on its consolidated statement of operations during the year ended December 31, 2019, however it continues to assess the financial impact of this new law. Tripadvisor is also monitoring other U.S. states and countries in which it does business, such as Italy, Spain, and the U.K., which have enacted or proposed similar taxes that will be applicable or are likely to be applicable during 2020. Tripadvisor will continue to monitor developments and determine the financial impact worldwide of these initiatives.

Any changes to international tax laws, including new definitions of permanent establishment, could affect the tax treatment of Tripadvisor’s foreign earnings and adversely impact its effective income tax rate. Further, changes to tax laws and additional reporting requirements could increase the complexity, burden and cost of compliance. Due to the large and expanding scale of Tripadvisor’s international business activities, any changes in U.S. or international taxation of its activities or the combined effect of tax laws in multiple jurisdictions may increase Tripadvisor’s worldwide effective income tax rate, increase the complexity and costs associated with tax compliance (especially if changes are implemented or interpreted inconsistently across tax jurisdictions) and adversely affect its cash flows and results of operations.

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

Changes in the tax treatment of companies engaged in e-commerce may adversely affect the commercial use of Tripadvisor’s sites and its financial results.

Due to the global nature of the internet, it is possible that various states or foreign countries might attempt to levy additional or new sales, income or other taxes relating to Tripadvisor’s activities. Tax authorities at the international, federal, state and local levels are currently reviewing the appropriate treatment of companies engaged in e-commerce. For example, Congress is considering various approaches to legislation that would require companies engaged in e-commerce to collect sales tax on Internet revenue and a growing number of U.S. states and certain foreign jurisdictions have adopted or are considering proposals to impose obligations on remote sellers and online marketplaces to collect taxes on their behalf. Additionally, the U.S. Supreme Court’s ruling in South Dakota v. Wayfair Inc., which a Court reversed longstanding precedent that remote sellers are not required to collect state and local sales taxes, may have an adverse impact on Tripadvisor’s business. Also, as described in more detail above, the European Commission released two draft directives on the Taxation of the Digital Economy and, on July 24, 2019, President Macron signed into law the French Digital Services Tax.  New or revised international, federal, state or local tax regulations or court decisions may subject Tripadvisor or its customers to additional sales, occupancy, income and other taxes.  Tripadvisor cannot predict the effect of these and other attempts to impose sales, income or other taxes on e-commerce. New or revised taxes and, in particular, sales taxes, occupancy taxes, value added taxes (“VAT”) and similar taxes would likely increase the cost of doing business online and decrease the attractiveness of selling products and services over the Internet. New taxes could also create significant increases in internal costs necessary to capture data and collect and remit taxes. Any of these events could have a material adverse effect on Tripadvisor’s business, financial condition and operating results.

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

Tripadvisor continues to be responsible for potential tax liabilities in connection with consolidated income tax returns filed with Expedia prior to or in connection with the Spin-Off. By virtue of previously filed consolidated tax returns with Expedia, Tripadvisor is currently under IRS audit for the 2009, 2010, and 2011 tax years. In connection with that audit, Tripadvisor received, in January 2017 and April 2019, Notices of Proposed Adjustment from the IRS for the 2009, 2010 and 2011 tax years, which would result in an increase in Tripadvisor’s worldwide income tax expense. The proposed adjustments would result in a reimbursement to Expedia in an estimated range totaling $15 million to $20 million for those specific years related to the pre spin-off years after consideration of competent authority relief, exclusive of interest and penalties. The outcome of these matters or any other audits could subject Tripadvisor to significant tax liabilities.

Tripadvisor is subject to fluctuation in foreign currency exchange risk.

Tripadvisor conducts a significant and growing portion of its business outside the United States, but reports its results in U.S. dollars. As a result, Tripadvisor faces exposure to movements in foreign currency exchange rates, particularly those related to the Euro, British pound and Australian dollar. These exposures include, but are not limited to re-measurement of gains and losses from changes in the value of foreign denominated assets and liabilities; translation gains and losses on foreign subsidiary financial results that are translated into U.S. dollars upon consolidation; and planning risk related to changes in exchange rates between the time Tripadvisor prepares its annual and quarterly forecasts and when actual results occur. For example, Brexit caused significant volatility in currency exchange rates, especially between the U.S. dollar and the British pound. Continued uncertainty regarding the final terms of Brexit may result in future exchange rate volatility. In addition, in the event that one or more European countries were to replace the Euro with another currency, Tripadvisor’s sales into such countries, or into Europe generally, would likely be adversely affected until stable exchange rates are established. Accordingly, fluctuations in foreign currency exchange rates, such as the strengthening of the U.S. dollar against the Euro or the British pound, could adversely affect Tripadvisor’s net revenue growth in future periods.

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

The fair value of our investment in Tripadvisor, on an as-converted basis, was approximately $941 million as of December 31, 2019, which represents a significant portion of our total market value. Since the TripCo Spin-Off in 2014, our share price has had a tendency to move in tandem with the share price of Tripadvisor's common stock. As a result, our stock price may be disproportionately affected by the results of operations of Tripadvisor and developments in its business.

It may be difficult for a third party to acquire us, even if doing so may be beneficial to our stockholders.

Certain provisions of our certificate of incorporation and bylaws may discourage, delay or prevent a change in control of our company that a stockholder may consider favorable. These provisions include the following:

●	authorizing a capital structure with multiple series of common stock: a Series B that entitles the holders to ten votes per share, a Series A that entitles the holders to one vote per share and a Series C that, except as otherwise required by applicable law, entitles the holders to no voting rights;
●	authorizing the issuance of “blank check” preferred stock, which could be issued by our board of directors to increase the number of outstanding shares and thwart a takeover attempt;
●	classifying our board of directors with staggered three-year terms, which may lengthen the time required to gain control of our board of directors;
●	limiting who may call special meetings of stockholders;
●	prohibiting stockholder action by written consent, thereby requiring all stockholder actions to be taken at a meeting of the stockholders;
●	establishing advance notice requirements for nominations of candidates for election to our board of directors or for proposing matters that can be acted upon by stockholders at stockholder meetings;
●	requiring stockholder approval by holders of at least 66 2/3% of our voting power or the approval by at least 75% of our board of directors with respect to certain extraordinary matters, such as a merger or consolidation of our company, a sale of all or substantially all of our assets or an amendment to our certificate of incorporation; and
●	the existence of authorized and unissued stock which would allow our board of directors to issue shares to persons friendly to current management, thereby protecting the continuity of its management, or which could be used to dilute the stock ownership of persons seeking to obtain control of us.

In addition, Gregory B. Maffei, our Chairman, President and Chief Executive Officer, beneficially owns shares representing the power to direct approximately 39% of the aggregate voting power in our company, due to his beneficial ownership of approximately 97% of the outstanding shares of our Series B common stock as of January 31, 2020.

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

Tripadvisor did not legally own any real estate as of December 31, 2019. Tripadvisor currently leases approximately 280,000 square feet for its corporate headquarters in Needham, Massachusetts, pursuant to a lease with an expiration date of December 2030, with an option to extend the lease term for two consecutive terms of five years each. Tripadvisor also leases an aggregate of approximately 505,000 square feet of office space in approximately 50 other locations across North America, Europe, Asia Pacific and South America, primarily for its sales offices, subsidiary headquarters and international management teams, pursuant to lease agreements. Tripadvisor believes that its current facilities are adequate for its current operations and that additional leased space can be obtained on reasonable terms if needed.

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

PART II

Item 5. Market for Registrant's Common Equity and Related Stockholder Matters of Equity Securities.

Market Information

Our Series A and Series B common stock trade on the Nasdaq Global Select Market under the symbols “LTRPA” and “LTRPB,” respectively. Stock price information for securities traded on the Nasdaq Global Select Market can be found on the Nasdaq’s website at www.nasdaq.com. The following table sets forth the range of high and low sales prices of shares of our Series B common stock for the years ended December 31, 2019 and 2018. Although our Series B common stock is traded on the Nasdaq Global Select Market, an established published trading market does not exist for the stock, as it is not actively traded.

	Liberty TripAdvisor Holdings, Inc.
	Series B
	High	Low
2018
First quarter	$12.42	9.00
Second quarter	$17.05	9.40
Third quarter	$18.00	13.60
Fourth quarter	$21.98	14.75
2019
First quarter	$18.29	14.35
Second quarter	$14.71	12.44
Third quarter	$12.92	9.17
Fourth quarter	$9.71	6.72

Holders

As of January 31, 2020, there were approximately 838 and 44 record holders of our Series A and Series B common stock, respectively.  The foregoing numbers of record holders do not include the number of stockholders whose shares are held nominally by banks, brokerage houses or other institutions, but include each such institution as one shareholder.

Dividends

We have not paid any cash dividends on our common stock, and we have no present intention of so doing.  Payment of cash dividends, if any, in the future will be determined by our board of directors in light of our earnings, financial condition and other relevant considerations.

Securities Authorized for Issuance Under Equity Compensation Plans

Information required by this item is incorporated by reference to our definitive proxy statement for our 2020 Annual Meeting of stockholders.

Purchases of Equity Securities by the Issuer

There were no repurchases of our common stock during the three months ended December 31, 2019. 3,336 shares of our Series A common stock were surrendered by our officers and employees to pay withholding taxes and other deductions in connection with the vesting of their restricted stock during the three months ended December 31, 2019.

Item 6. Selected Financial Data.

The following tables present selected historical information relating to our financial condition and results of operations for the past five years. Certain prior period amounts have been reclassified for comparability with current year presentation. The following data should be read in conjunction with our consolidated financial statements.

	December 31,
	2019	2018	2017	2016	2015
Summary Balance Sheet Data:	amounts in millions
Cash and cash equivalents	$341	672	695	654	644
Intangible assets not subject to amortization (1)	$3,507	3,709	3,717	5,476	5,492
Intangible assets subject to amortization, net	$277	311	382	487	625
Total assets	$4,726	5,224	5,484	7,282	7,285
Long-term debt	$353	267	704	555	620
Deferred income tax liabilities	$254	325	332	659	719
Total stockholders' equity	$320	336	424	803	808
Noncontrolling interest	$2,981	3,400	3,329	4,621	4,628

	Years ended December 31,
	2019	2018	2017	2016	2015
Summary Statement of Operations Data:	amounts in millions, except per share amounts
Revenue	$1,560	1,615	1,569	1,532	1,565
Impairment of intangible assets (1)	$(288)	—	(1,798)	—	(2)
Operating income (loss)	$(159)	128	(1,792)	23	15
Interest expense	$(22)	(26)	(25)	(25)	(28)
Realized and unrealized gains (losses) on financial instruments, net	$36	(59)	24	53	2
Net earnings (loss) attributable to Liberty TripAdvisor Holdings, Inc. shareholders	$(22)	(64)	(397)	21	(40)
Basic net earnings (loss) attributable to Liberty TripAdvisor Holdings, Inc. stockholders per common share:
Series A and Series B common stock	$(0.29)	(0.86)	(5.29)	0.28	(0.53)
Diluted earnings (loss) attributable to Liberty TripAdvisor Holdings, Inc. stockholders per common share:
Series A and Series B common stock	$(0.29)	(0.86)	(5.29)	0.28	(0.53)

(1)	During the year ended December 31, 2019, TripCo recorded $288 million of impairment losses related to trademarks that were initially recorded in conjunction with the acquisition of Tripadvisor. During the year ended December 31, 2017, TripCo recorded $1,798 million of impairment losses related to trademarks and goodwill (related to legacy hotels reporting unit) that were also initially recorded in conjunction with the acquisition of Tripadvisor.

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

Overview

Liberty TripAdvisor Holdings, Inc. (“TripCo” or the “Company”) holds its subsidiary Tripadvisor, Inc. (“Tripadvisor”) and held its former subsidiary, BuySeasons, Inc. (“BuySeasons”) until BuySeasons was sold on June 30, 2017. As of December 31, 2019, TripCo held an approximate 23% equity interest and 58% voting interest in Tripadvisor.

The financial information represents the historical consolidated results of TripCo and its subsidiaries as discussed in note 1 in the accompanying consolidated financial statements. In the following discussion, TripCo and its subsidiaries are referred to as “TripCo,” “the Company,” “us,” “we” and “our” in the notes to the consolidated financial statements. All significant intercompany accounts and transactions have been eliminated in the consolidated financial statements.

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

Tripadvisor’s Growth Strategy

Tripadvisor’s growth strategy aims to increase revenue by deepening customer engagement on its platform by pursuing the following key strategies, including:

●	continue building products that reduce friction throughout the travel planning and trip-taking journey and delight travelers;
●	deepen consumer engagement with Tripadvisor’s platform (including, but not limited to, membership growth, mobile app engagement and overall repeat usage);
●	invest in technology to further improve customer and supplier experiences;
●	deepen travel partner engagement with Tripadvisor’s platform by expanding the number of products and services offered;
●	invest in and grow certain categories where Tripadvisor leads the broader travel market today and/or can leverage unique assets, such as hotel business to business (“B2B”) services, media advertising, experiences and restaurants;
●	leverage Tripadvisor’s technological and operational efficiencies; and
●	opportunistically pursue strategic acquisitions.

Current Trends Affecting Tripadvisor’s Business

The online travel industry is large and growing and remains highly dynamic and competitive.  Tripadvisor’s overall strategy is to deliver more value to consumers and travel partners in order to generate more monetization on its platform. While Tripadvisor operates with a long-term growth focus, its specific growth objectives and resource allocation strategies can differ in both duration and magnitude within the reportable segments. Descriptions of these dynamics, as well as other trends in Tripadvisor’s business, are below.

Hotels, Media & Platform Segment

Tripadvisor operates the Hotels, Media & Platform segment by delivering consumers a holistic product experience and by offering travel partners a diversified number of advertising opportunities.

For consumers, Tripadvisor seeks to implement product enhancements that deliver a more engaging and comprehensive hotel shopping experience. This includes providing rich, immersive content – reviews, photos, videos and ratings, among other contributions – as well as increasing the number of travel partners and properties as well as the available hotel supply on its platform. Tripadvisor believes providing consumers tools to discover, research, price shop and book a comprehensive selection of accommodations, helps increase brand awareness and brand loyalty and, over time, can result in deeper consumer engagement, more qualified leads delivered to travel partners and greater monetization on its platform.

Tripadvisor seeks to monetize its influence and achieve revenue growth through hotel-related product improvements, supply and marketing efforts and customer advertising opportunities. Tripadvisor relies heavily on search engines, such as Google, to generate a significant amount of hotel shoppers to its websites, principally through search engine marketing, or SEM, as well as through search engine optimization, or SEO. Tripadvisor defines hotel shoppers as visitors who view either a listing of hotels in a city or on a specific hotel page.  Given Tripadvisor’s ongoing focus on Hotels, Media & Platform profitability, a key ongoing objective is to attract or acquire hotel shoppers at or above its desired marketing return on investment targets. To that end, starting in mid-2017, Tripadvisor began to reduce inefficient direct selling and marketing investments on paid online channels, primarily SEM, to improve profitability. This reduced the number of hotel shoppers to Tripadvisor’s platform and reduced Tripadvisor-branded hotels revenue, specifically in hotel metasearch auction into 2019, while generating meaningful overall Hotels, Media & Platform segment profit growth and margin expansion, including year-over-year profit growth during both the years ended December 31, 2019 and December 31, 2018. Following moderate revenue growth resulting from SEO during 2018, Tripadvisor experienced revenue headwinds in this marketing channel in 2019 and expects this trend to continue, which it believes is impacted by search engines (primarily Google) increasing the prominence of their own hotel products in search results. Tripadvisor believes executing its long-term growth strategy can enable Tripadvisor to deepen customer engagement on its platform, monetize its influence and stabilize – and eventually grow – Hotels, Media & Platform segment revenue.

For example, in Tripadvisor-branded display and platform revenue, Tripadvisor enables travel partners to amplify their brand, generate brand impressions, and potentially drive qualified leads and bookings for their businesses. Historically, Tripadvisor has limited both the type and number of display-based advertising opportunities it makes available to travel partners, particularly on mobile phone, which, in turn, has limited display-based advertising revenue growth. However, Tripadvisor is working on initiatives to better leverage its audience, content, data, travel influence and platform breadth to open up new media advertising opportunities through a more modern, high-powered advertising suite spanning native, video and programmatic solutions. Tripadvisor also intends to deliver this broadened solution to a larger set of advertising travel endemic and non-travel endemic advertising partners, including industries such as airlines, finance and beauty.

In addition, Tripadvisor is focused on initiatives to increase its traffic quality and deepen customer engagement on its platform, including membership growth, personalization, and mobile app initiatives Tripadvisor believes can lead to increased monetization over time in this segment. For example, there remains not only an opportunity to continue to grow its member base, but also to deepen member engagement by making membership more valued, through building communities and leveraging content to further personalize trip-planning features.

Experiences & Dining Segment

During 2019, Tripadvisor’s Experiences & Dining segment growth strategy prioritized near-term investments for platform expansion and bookings and revenue growth. Tripadvisor has increased investments in product, supply and marketing to enhance its long-term growth prospects. Tripadvisor has done this by, for example, growing bookable supply in newer experience categories in lower-priced options, such as events, tickets, and other experiences, and also non-English markets and mobile offerings.  These categories have grown rapidly and added to Tripadvisor’s total bookable experience products, which reached approximately 345,000 as of December 31, 2019. Tripadvisor believes offering consumers more selection can contribute to its goals to build deeper, more durable consumer relationships with its platform.

Tripadvisor also continues to seek selective acquisition opportunities in this segment. For example, in December 2019, Tripadvisor acquired U.K.-based Bookatable, which offers an online restaurant reservation and booking platform. This further strengthens Tripadvisor’s position in certain of its existing European markets as well as expands it into new countries, such as the U.K., Germany, Austria, Finland and Norway. Once fully integrated, Bookatable should add approximately 14,000 more restaurants to TheFork’s online restaurant booking platform, which, including Booktable, had approximately 84,000 total bookable restaurants, as of December 31, 2019.

Over the long-term, Tripadvisor’s Experiences and Dining offerings enable Tripadvisor to deliver consumers a more comprehensive experience, which Tripadvisor believes will increase awareness of, loyalty to, and engagement with its products, drive more bookings to Experiences and Dining partners and generate greater revenue and increased profitability on its platform. Given the significant market opportunities in these large and growing categories, as well as competition aiming to provide consumers a similar multimodal experience, Tripadvisor expects to continue to invest to drive bookings and revenue growth.

Corporate and other

Corporate and other is a combination of Rentals, Flights/Cruises/Car, SmarterTravel, and Tripadvisor China business units.  In 2019, Tripadvisor contributed a portion of its business in China, including a long-term exclusive brand and content license and other assets, to form a new entity with Ctrip Investment Holding Ltd., in return for a 40% equity ownership interest. This investment is being accounted for as an equity method investment.

Profits have been relatively stable to positive and revenue has declined in recent periods primarily due to strategic re-alignments and resource re-allocation to other areas of business. Tripadvisor operates these offerings opportunistically as they complement its overall strategic objectives to deliver more value to consumers and travel partners.

Results of Operations—Consolidated

General.  We provide in the tables below information regarding our historical Consolidated Operating Results and Other Income and Expense, as well as information regarding the contribution to those items from our reportable segments.

	Years ended December 31,
	2019	2018	2017
	amounts in millions
Revenue
Hotels, Media & Platform	$939	1,001	1,022
Experiences & Dining	456	372	264
Corporate and other	165	242	283
Total revenue	1,560	1,615	1,569
Operating expense, excluding stock-based compensation	332	309	289
SG&A, excluding stock-based compensation	799	895	958
Stock-based compensation	131	123	103
Depreciation and amortization	169	160	213
Impairment of intangible assets	288	—	1,798
Operating income	(159)	128	(1,792)
Other income (expense):
Interest expense	(22)	(26)	(25)
Realized and unrealized gains (losses) on financial instruments, net	36	(59)	24
Other, net	13	5	(17)
	27	(80)	(18)
Earnings (loss) before income taxes	(132)	48	(1,810)
Income tax (expense) benefit	16	(57)	229
Net earnings (loss)	$(116)	(9)	(1,581)

Adjusted OIBDA	$430	416	322

Revenue. Tripadvisor’s Hotels, Media & Platform revenue decreased by $62 million and $21 million for the years ended December 31, 2019 and 2018, respectively, as compared to the corresponding prior year periods.  Tripadvisor’s Hotels, Media & Platform segment has two revenue sources, as described below: (1) Tripadvisor-branded hotels, which includes Hotel auction and B2B revenue; and (2) Tripadvisor-branded display and platform. The decreases in Hotels, Media & Platform revenue are detailed as follows:

	Years ended December 31,
	2019	2018	2017

Tripadvisor-branded hotels	$779	848	866
Tripadvisor-branded display and platform	160	153	156
Total Hotels, Media & Platform	$939	1,001	1,022

Tripadvisor-branded hotels revenue primarily includes hotel metasearch auction revenue, and to a lesser extent, hotel B2B revenue, which includes click-based revenue generated from hotel sponsored placements that enable hotels to enhance their visibility on Tripadvisor hotel pages, and subscription-based advertising services that Tripadvisor offers to travel partners.  For the years ended December 31, 2019, 2018 and 2017, 83%, 85% and 85%, respectively, of Tripadvisor’s total Hotels, Media & Platform segment revenue was derived from Tripadvisor-branded hotels revenue. Tripadvisor-branded hotels revenue decreased $69 million or 8% during the year ended December 31, 2019 when compared to the same period in 2018.  This decrease was due to factors impacting Tripadvisor’s hotel metasearch auction revenue, primarily reduced revenue generated through its SEO marketing channel, which Tripadvisor believes is impacted by search engines (primarily Google) increasing the prominence of their own hotel products in search results.  Tripadvisor-branded hotels revenue was also impacted by its progressive optimizations in SEM and other online paid traffic acquisition spend, and to a lesser extent, the general trend of an increasing percentage of hotel shoppers visiting via mobile phones which monetize at a significantly lower rate than hotel shoppers visiting via desktop or tablet. Declines in Tripadvisor-branded hotels was partially offset, to a lesser extent, by growth in hotel sponsored placements revenue.

Tripadvisor-branded hotels revenue decreased $18 million or 2% during the year ended December 31, 2018 when compared to the same period in 2017.  This decrease was primarily due to factors impacting Tripadvisor’s hotel metasearch auction revenue including travel partners bidding lower CPCs in its hotel metasearch auction during the second half of 2017, which created difficult year-over-year comparisons during the first half of 2018.  The decrease in revenue can also be attributed to a significant reduction of Tripadvisor’s direct marketing spend on its least-profitable paid online marketing campaigns as part of its progressive optimizations in SEM and other online paid traffic acquisition spend, as well as a greater percentage of hotel shoppers visiting Tripadvisor-branded websites and apps on mobile phones.  The decline in Tripadvisor-branded hotels revenue was partially offset, to a lesser extent, by growth in its hotel sponsored placements revenue and product enhancements focused on increasing traffic quality.

For the years ended December 31, 2019, 2018, and 2017, 17%, 15%, and 15%, respectively, of total Hotels, Media & Platform segment revenue was derived from Tripadvisor-branded display and platform revenue.  Tripadvisor-branded display and platform revenue increased $7 million or 5% during the year ended December 31, 2019, when compared to the same period in 2018, primarily due to an increase in pricing, and to a lesser extent, new initiatives launched in the later part of 2019.  Tripadvisor-branded display and platform revenue decreased $3 million or 2% during the year ended December 31, 2018, when compared to the same period in 2017, primarily due to a general trend of an increasing percentage of traffic visiting Tripadvisor’s websites on mobile phones, which yielded smaller impression opportunities due to the smaller screen size.

For the years ended December 31, 2019, 2018 and 2017, Experiences & Dining segment revenue accounted for 29%, 23% and 17%, respectively, of total consolidated revenue. Experiences & Dining segment revenue increased by $84 million or 23% during the year ended December 31, 2019 when compared to the same period in 2018, primarily driven by growth in both Experiences and Dining bookings, including increased bookings and revenue from Tripadvisor websites, partially offset by adverse changes in foreign currency, which Tripadvisor estimates negatively impacted Experiences & Dining revenue by 4%.  Experiences & Dining segment revenue increased by $108 million or 41% during the year ended

December 31, 2018, when compared to the same period in 2017, primarily driven by growth in both Experiences and Restaurants bookings, including increased bookings and revenue from Tripadvisor websites.

Experiences revenue growth during the years ended December 31, 2019 and 2018, when compared to the same periods in 2018 and 2017, respectively, was primarily driven by growth in consumer demand, mobile reservations, and bookable supply on Tripadvisor’s platform contributing to overall bookings growth, as consumers are offered a greater selection of travel experiences, which Tripadvisor believes was supported by platform improvements for both consumers and suppliers and expansion. Dining revenue growth during the years ended December 31, 2019 and 2018, when compared to the same period in 2018 and 2017, respectively, was primarily driven by growth in the following: seated diners, bookable supply of restaurant listings, mobile reservations, dining sponsored placement revenue and subscription service revenue, as well as, to a lesser extent, incremental revenue related to 2019 acquisitions.

Corporate and other revenue, which primarily includes click-based advertising and display-based advertising revenue from rentals, and flights, cruises and car offerings on Tripadvisor and non-Tripadvisor branded websites, such as www.smartertravel.com, www.bookingbuddy.com, www.cruisecritic.com and www.onetime.com, decreased by $77 million or 32%, and $41 million or 14% during the years ended December 31, 2019 and 2018, respectively, when compared to the same periods in 2018 and 2017.  This was primarily driven by the elimination of some marginal and unprofitable revenue within these offerings near the end of 2018, as well as strategic resource re-allocation of investment across other areas of Tripadvisor’s business and continued competition in the rentals offering.

Operating Expense. The most significant drivers of operating expense are technology and content costs, which increased by $15 million during the year ended December 31, 2019 when compared to the same period in 2018, primarily due to additional headcount in the Experiences & Dining segment to support business growth, partially offset by a decrease of personnel and overhead costs in Corporate and other as a result of strategic personnel re-allocation across the business.  Technology and content costs increased by $21 million during the year ended December 31, 2018, when compared to the same period in 2017, primarily due to increased personnel and overhead costs, primarily as a result of an increase to headcount to support the business growth in Tripadvisor’s Experiences & Dining businesses, as well as an increase in software and other professional licensing costs.

Selling, general and administrative. The most significant driver of selling, general and administrative expense is selling and marketing expenses.  These include direct costs, including traffic generation costs from SEM and other online traffic acquisition costs, syndication costs and affiliate program commissions, social media costs, brand advertising (including television and other offline advertising), promotions and public relations. In addition, indirect sales and marketing expense consists of personnel and overhead expenses, including salaries, commissions, benefits, bonuses for sales, sales support, customer support and marketing employees.

Total selling and marketing costs decreased $108 million during the year ended December 31, 2019 when compared to the same period in 2018, primarily due to an overall decrease in SEM and other online traffic acquisition costs, as well as lower television advertising costs, driven by the Hotels, Media & Platform segment and Corporate and other.  This decrease was partially offset by an increase in similar marketing expenditures in the Experiences & Dining segment and increased personnel and overhead costs related to additional headcount in the Experiences & Dining segment to support business growth.

Total selling and marketing costs decreased $71 million during the year ended December 31, 2018 when compared to the same period in 2017, primarily due to decreased SEM and online traffic acquisition costs in Tripadvisor’s Hotels, Media & Platform businesses, partially offset by an increase in its television advertising campaign spend of $40 million during the year ended December 31, 2018, and by an increase in online and offline advertising costs in its Experiences & Dining businesses during the year ended December 31, 2018, when compared to the same period in 2017, as well as increased personnel and overhead costs due to an increase in headcount to support business growth.

Stock-based compensation. Stock based compensation increased $8 million and $20 million for the years ended December 31, 2019 and 2018, respectively, when compared to the same period in the prior year due to continued grants of stock options.

Depreciation and amortization.  Depreciation and amortization increased $9 million during the year ended December 31, 2019 when compared to the same period in 2018, primarily due to incremental amortization for the right-of-use asset related to Tripadvisor’s headquarters lease in Needham, Massachusetts (Tripadvisor’s “Headquarters Lease”) recorded upon adoption of ASC 842 and to a lesser extent increased amortization related to capitalized software and website development costs.

Depreciation and amortization decreased $53 million during the year ended December 31, 2018 when compared to the same period in 2017, due to the decrease in amortization expense associated with certain intangible assets that were fully amortized in 2017.

Impairment of intangible assets.  Due to deteriorations in revenue, impairment losses of $288 million and $527 million were recorded during the years ended December 31, 2019 and December 31, 2017, respectively, related to trademarks.  The trademarks were related to the hotels, media & platform reporting unit in 2019 and the legacy hotels reporting unit in 2017, which is now included in the hotels, media & platform reporting unit.  Due to certain marketplace factors impacting Tripadvisor’s operating results, which led to a decline in Tripadvisor’s stock price, an impairment loss of $1,271 million was recorded during the year ended December 31, 2017 related to goodwill, related to the legacy hotels reporting unit, which is now included in the hotels, media & platform reporting unit.

Operating Income (Loss). Our consolidated operating income (loss) declined $287 million and improved $1,920 million for the years ended December 31, 2019 and 2018, respectively, as compared to the corresponding prior year periods. Operating income was impacted by the above explanations.

Adjusted OIBDA. To provide investors with additional information regarding our financial results, we also disclose Adjusted OIBDA, which is a non-GAAP financial measure.  We define Adjusted OIBDA as Operating income (loss) plus depreciation and amortization, stock-based compensation, separately reported litigation settlements, restructuring, acquisition and other related costs and impairment charges. Our chief operating decision maker and management team use this measure of performance in conjunction with other measures to evaluate our business and make decisions about our resources. We believe this is an important indicator of the operational strength and performance of our businesses by identifying those items that are not directly a reflection of each business’ performance or indicative of ongoing business trends. In addition, this measure allows us to view operating results, perform analytical comparisons and benchmarking between businesses and identify strategies to improve performance. Accordingly, Adjusted OIBDA should be considered in addition to, but not as a substitute for, operating income, net income, cash flow provided by operating activities and other measures of financial performance prepared in accordance with U.S. generally accepted accounting principles.  The following table provides a reconciliation of Operating income (loss) to Adjusted OIBDA:

	Years ended December 31,
	2019	2018	2017
	amounts in millions
Operating income (loss)	$(159)	128	(1,792)
Depreciation and amortization	169	160	213
Stock-based compensation	131	123	103
Impairment of intangible assets	288	—	1,798
Restructuring and other related reorganization costs	1	—	—
Legal settlement	—	5	—
Adjusted OIBDA	$430	416	322

Adjusted OIBDA is summarized as follows:

	Years ended December 31,
	2019	2018	2017
	amounts in millions
Adjusted OIBDA
Hotels, Media & Platform	$378	329	267
Experiences & Dining	5	48	23
Corporate and other	47	39	32
Consolidated TripCo	$430	416	322

Consolidated Adjusted OIBDA increased $14 million and $94 million for the years ended December 31, 2019 and 2018, respectively, as compared to the corresponding prior year periods. Hotels, Media & Platform Adjusted OIBDA increased $49 million for the year ended December 31, 2019 when compared to the same period in 2018, primarily due to reduced direct selling and marketing expenses related to SEM and other online paid traffic acquisition channels, and television advertising, which more than offset the decrease in revenue.  Hotels, Media & Platform Adjusted OIBDA increased $62 million for the year ended December 31, 2018 when compared to the same period in 2017, primarily due to a decrease in direct selling and marketing expenses related to SEM and other online paid traffic acquisition costs as Tripadvisor continued to optimize and improve its marketing efficiency from its online marketing campaigns, which more than offset the decrease in revenue.

Experiences & Dining Adjusted OIBDA decreased $43 million during the year ended December 31, 2019 when compared to the same period in 2018, primarily due to increased people costs to drive product and supply investments, as well as increased marketing investments to fund long-term growth initiatives, partially offset by an increase in revenue, as noted above.  Experiences & Dining Adjusted OIBDA increased $25 million during the year ended December 31, 2018 when compared to the same period in 2017, primarily due to an increase in revenue, as noted above, partially offset by increased people costs to drive product and supply investments and increased marketing investments to fund long-term growth initiatives.

Corporate and other Adjusted OIBDA increased $8 million and $7 million during the years ended December 31, 2019 and 2018, when compared to the same periods in 2018 and 2017, respectively, primarily due to reduced costs related to marketing and operational re-alignments, primarily offset by a decrease in revenue, as described above.  Corporate and other Adjusted OIBDA also includes $8 million, $5 million and $6 million of TripCo level selling, general and administrative expenses for the years ended December 31, 2019, 2018 and 2017, respectively.

Other Income and Expense

Components of Other Income (Expense) are presented in the table below.

	Years ended December 31,
	2019	2018	2017
	amounts in millions
Interest expense
Tripadvisor	$(7)	(12)	(15)
Corporate and other	(15)	(14)	(10)
Consolidated TripCo	$(22)	(26)	(25)
Realized and unrealized gains (losses) on financial instruments, net
Tripadvisor	$1	(3)	(1)
Corporate and other	35	(56)	25
Consolidated TripCo	$36	(59)	24
Other, net
Tripadvisor	$13	5	2
Corporate and other	—	—	(19)
Consolidated TripCo	$13	5	(17)

Interest expense.  Interest expense decreased $4 million during the year ended December 31, 2019, when compared to the same period in 2018, primarily due to lower finance costs related to Tripadvisor’s Headquarters Lease under ASC 842 and no outstanding borrowings on Tripadvisor’s 2015 Credit Facility (as defined in note 7 in the accompanying consolidated financial statements). These decreases at Tripadvisor were partially offset by increased corporate interest expense due to higher outstanding borrowings under the margin loan agreement entered into by TripCo’s bankruptcy remote wholly-owned subsidiary (the “Margin Loan”) for the year ended December 31, 2019.  Interest expense increased $1 million during the year ended December 31, 2018, when compared to the same period in 2017, related to higher average outstanding borrowings and effective interest rates on corporate debt during 2018, partially offset by no outstanding borrowings on Tripadvisor’s debt during the year ended December 31, 2018.

Realized and unrealized gains (losses) on financial instruments, net. Realized and unrealized gains (losses) on financial instruments, net is primarily comprised of the change in the fair value of the variable postpaid forward (the “VPF”) as described in notes 5 and 7 in the accompanying consolidated financial statements. TripCo unwound the VPF during the fourth quarter of 2019.

Other, net.  The primary components of other, net are income and interest earned on money market funds and marketable securities offset by net foreign exchange losses.  Other, net also includes a loss on disposition of $18 million during the year ended December 31, 2017 resulting from the sale of BuySeasons on June 30, 2017. Other, net income increased $8 million for the year ended December 31, 2019, when compared to the same period in 2018, primarily due to an increase in interest income earned from Tripadvisor’s money market funds and other investments due to increased average interest rates and increased average invested funds during 2019.  Other, net income increased $22 million for the year ended December 31, 2018, when compared to the same period in 2017, primarily due to no dispositions in 2018, as well as transactions gains and losses at Tripadvisor as a result of the fluctuation of foreign exchanges rates.

Income taxes.  The Company had income tax benefits of $16, income tax expenses of $57 million, and income tax benefits of $229 million for the years ended December 31, 2019, 2018 and 2017, respectively.

During 2019, the Company recognized additional tax expense for changes in unrecognized tax benefits and dividends from Tripadvisor not recognized for book purposes, net of a dividends received deduction.  These expense items were partially offset by a net income tax benefit from earnings in foreign jurisdictions taxed at rates other than the 21% United States (“U.S.”) federal tax rate and federal income tax credits.

During 2018, the Company recognized additional tax expense related to the recognition of deferred tax liabilities for basis differences in the stock of a consolidated subsidiary and changes in unrecognized tax benefits. These expense items were partially offset by a net income tax benefit from earnings in foreign jurisdictions taxed at rates other than the 21% U.S. federal tax rate.

The Company recorded a discrete net tax benefit in the period ending December 31, 2017. This net benefit primarily consists of a net benefit for the corporate rate reduction, offset partially by a net tax expense related to a transition tax on the deemed repatriation of foreign earnings.  In addition, the Company recognized an impairment loss on its goodwill that is not deductible for tax purposes.

Net earnings (loss) attributable to Liberty TripAdvisor Holdings, Inc. shareholders.  We had net losses attributable to Liberty TripAdvisor Holdings, Inc. shareholders of $22 million, $64 million and $397 million for the years ended December 31, 2019, 2018 and 2017, respectively. The changes in net earnings (loss) attributable to Liberty TripAdvisor Holdings, Inc. shareholders were the result of the above-described fluctuations in our revenue, expenses and other gains and losses.

Liquidity and Capital Resources

As of December 31, 2019, substantially all of our cash and cash equivalents consist of cash on hand in global financial institutions, money market funds and marketable securities, with maturities of 90 days or less at the date purchased.

The following are potential sources of liquidity: available cash balances, proceeds from asset sales, monetization of our investments, outstanding or anticipated debt facilities, debt and equity issuances, and dividend and interest receipts.

As of December 31, 2019, TripCo had a cash balance of $341 million. Approximately $319 million of the cash balance is held at Tripadvisor. Although TripCo has a 58% voting interest in Tripadvisor, Tripadvisor is a separate public company with a significant non-controlling interest, as TripCo has only a 23% equity interest in Tripadvisor. Even though TripCo controls Tripadvisor through its voting interest and board representation, decision making with respect to using Tripadvisor’s cash balances must consider Tripadvisor’s minority holders. Accordingly, any potential distributions of cash from Tripadvisor to TripCo would generally be on a pro rata basis based on economic ownership interests. Covenants in Tripadvisor’s debt instruments also restrict the payment of dividends and cash distributions to stockholders. See note 7 in the accompanying consolidated financial statements.

As of December 31, 2019, approximately $151 million of TripCo cash is held by Tripadvisor foreign subsidiaries, of which approximately 50% were located in the U.K., with the majority of Tripadvisor’s international cash denominated in U.S. dollars, Euros, and, to a lesser extent, British pounds, Australian dollars and other currencies.  As of December 31, 2019, Tripadvisor had $619 million of cumulative undistributed earnings in foreign subsidiaries.  As a result of the Tax Act, foreign earnings may now generally be repatriated back to the U.S. without incurring U.S. federal income tax.  See note 9 in the accompanying consolidated financial statements for additional information.

On November 1, 2019, Tripadvisor’s Board of Directors declared a special cash dividend of $3.50 per share, or approximately $488 million in the aggregate.  The dividend was payable on December 4, 2019 to stockholders of record on November 20, 2019.  TripCo received approximately $108 million based on our ownership in Tripadvisor. Tripadvisor funded this special cash dividend with available cash primarily from the U.S. and to a lesser extent from a foreign subsidiary, with no material related income tax impacts.

As of December 31, 2019, Tripadvisor had no outstanding borrowings and approximately $1.2 billion in borrowing capacity available under the 2015 Credit Facility and $30 million of borrowing capacity available under the Tripadvisor Chinese Credit Facility—BOA (as defined in note 7 in the accompanying consolidated financial statements).

Historically, Tripadvisor’s operating cash flows have been sufficient to fund its working capital requirements, capital expenditures and long term debt obligations and other financial commitments and are expected to be sufficient in future periods.

	Years ended
	December 31,
	2019	2018	2017
	amounts in millions
Cash flow information
Tripadvisor cash provided (used) by operating activities	$424	405	238
Corporate and other cash provided (used) by operating activities	(33)	(5)	(19)
Net cash provided (used) by operating activities	$391	400	219

Tripadvisor cash provided (used) by investing activities	$(176)	(49)	6
Corporate and other cash provided (used) by investing activities	—	—	(7)
Net cash provided (used) by investing activities	$(176)	(49)	(1)

Tripadvisor cash provided (used) by financing activities	$(580)	(358)	(200)
Corporate and other cash provided (used) by financing activities	38	—	1
Net cash provided (used) by financing activities	$(542)	(358)	(199)

During the year ended December 31, 2019, TripCo’s primary uses of cash were dividends paid by Tripadvisor to noncontrolling interests of $380 million, debt repayments of $359 million, including $259 in principal payments on the VPF and $100 million in principal payments on the original margin loans, purchases of marketable securities of $133 million, acquisitions, net of cash acquired of $108 million, capital expenditures of $83 million, share repurchases of $60 million and payment of withholding taxes on net share settlements on equity awards of $29 million. These uses of cash were funded primarily with cash provided by operations, borrowings of debt of $235 million, proceeds from sales and maturities of marketable securities of $150 million and derivative proceeds from counterparties of $71 million.

During the year ended December 31, 2018, TripCo’s primary use of cash was net debt repayments of $238 million. This use of cash was funded primarily with available cash, cash provided by operations and approximately $64 million in sales and maturities of short term investments and other marketable securities. During the year ended December 31, 2017, TripCo’s primary use of cash was approximately $250 million of share repurchases under Tripadvisor’s authorized share repurchase program, as well as $369 million in debt repayments, $63 million in purchases of short term investments and other marketable securities and $65 million of capital expenditures.  These uses of cash were funded primarily with cash provided by operations, proceeds from sales and maturities of short term investments and other marketable securities and borrowings of debt.

The projected use of TripCo’s corporate cash will primarily be to pay fees (not expected to exceed $5 million annually) to Liberty Media for providing certain services pursuant to the services agreement and the facilities sharing agreement, and to pay any other corporate level expenses and may also include repayment of the Margin Loan (discussed in note 7 in the accompanying consolidated financial statements). The debt service costs of the Margin Loan are paid in kind and become outstanding principal.

Tripadvisor’s available cash and cash equivalents, combined with expected cash flows generated by operating activities and available cash from its credit facilities are expected to be sufficient to fund Tripadvisor’s foreseeable working capital requirements, capital expenditures, existing business growth initiatives, debt obligations, lease commitments, and other financial commitments through at least the next twelve months. Tripadvisor’s future capital requirements may also include capital needs for acquisitions, share repurchases, cash dividends and/or other expenditures in support of its business strategy, and may potentially reduce Tripadvisor’s cash balance and/or increase its debt.

Off-Balance Sheet Arrangements and Aggregate Contractual Obligations

We have contingent liabilities related to legal and tax proceedings and other matters arising in the ordinary course of business including potential tax obligations associated with certain transactions following the formation of TripCo. Although it is reasonably possible we may incur losses upon conclusion of such matters, an estimate of any loss or range of loss cannot be made. In the opinion of management, it is expected that amounts, if any, which may be required to satisfy such contingencies will not be material in relation to the accompanying consolidated financial statements.

Information concerning the amount and timing of required payments, both accrued and off-balance sheet, under our contractual obligations, excluding uncertain tax positions as it is undeterminable when payments will be made, is summarized below.

	Payments due by period
		Less than			More than
	Total	1 year	1 - 3 years	3 - 5 years	5 years
	amounts in millions
Consolidated contractual obligations
Finance and operating lease obligations (1)	$198	32	62	41	63
Long-term debt (2)	$412	—	412	—	—
Other obligations (3)	$45	5	6	19	15
Total	$655	37	480	60	78

(1)	Estimated future lease payments for Tripadvisor’s Headquarters Lease in Needham, Massachusetts and operating leases, primarily for office space, with non-cancelable lease terms. See note 8 in the accompanying consolidated financial statements for further information.
(2)	Amounts (i) are stated at the face amount at maturity of our debt instruments, (ii) do not assume additional borrowings or refinancings of existing debt and (iii) assume interest rates remain at the December 31, 2019 rates.
(3)	Includes transition tax liabilities as a result of the Tax Act, other purchase obligations and expected commitment fee payments on the Tripadvisor 2015 Credit Facility (as defined in note 7 in the accompanying consolidated financial statements).

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

During the first quarter of 2019 the composition of our reportable segments was revised, as discussed in note 14. As a result of the change in reporting units, we assessed the recoverability of our goodwill and concluded the estimated fair values were in excess of the carrying values for these reporting units. Therefore, no indications of impairment were identified as a result of these changes in the first quarter of 2019.

As of December 31, 2019, the intangible assets not subject to amortization for each of our significant reportable segments was as follows:

	Goodwill	Trademarks	Total
	amounts in millions
Hotels, Media & Platform	$1,923	980	2,903
Experiences & Dining	333	—	333
Corporate and other	271	—	271
	$2,527	980	3,507

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

During the fourth quarter of 2019, we elected to bypass a qualitative assessment and proceed directly to performing a quantitative impairment test for our trademarks. The fair value of our indefinite-lived trademarks was determined using the relief from royalty method. Due to deteriorating revenue, an impairment loss of $288 million was recorded during the year ended December 31, 2019 related to trademarks, related to the hotels, media & platform reporting unit.  As a result of the impairment, the estimated fair value of the trademark does not significantly exceed its carrying value as of December 31, 2019.

Following the trademark impairment, also during the fourth quarter of 2019, we performed qualitative assessments for our reporting units and performed quantitative assessments for our Rentals and China reporting units and concluded it was not more likely than not that an impairment existed.

During the fourth quarter of 2018, we performed a qualitative assessment for each reporting unit and concluded it was not more likely than not that an impairment existed.

During the fourth quarter of 2017, we elected to bypass a qualitative assessment and proceed directly to performing a quantitative impairment test for our non-amortizable intangible assets. The fair value of the non-amortizable intangible assets, which consist of indefinite-lived trademarks, was determined using the relief from royalty method. The fair values of the reporting units were determined using a combination of the income approach and the market approach. Due to certain marketplace factors impacting Tripadvisor’s operating results, which led to a decline in Tripadvisor’s stock price, impairments of $527 million and $1,271 million were recorded during the year ended December 31, 2017 related to trademarks and goodwill, respectively, related to the hotel reporting unit at that time.

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

Item 7A. Quantitative and Qualitative Disclosures about Market Risk.

We are exposed to market risk in the normal course of business due to our ongoing investment and financial activities and the conduct of operations by Tripadvisor in different foreign countries. Market risk refers to the risk of loss arising from adverse changes in stock prices, interest rates and foreign currency exchange rates. The risk of loss can be assessed from the perspective of adverse changes in fair values, cash flows and future earnings. We have established policies, procedures and internal processes governing our management of market risks and the use of financial instruments to manage our exposure to such risks.

We are exposed to changes in interest rates primarily as a result of our borrowing and investment activities, which include investments in fixed and floating rate debt instruments and borrowings used to maintain liquidity and to fund business operations. The nature and amount of our long-term and short-term debt are expected to vary as a result of future requirements, market conditions and other factors. We expect to manage our exposure to interest rates by maintaining what we believe is an appropriate mix of fixed and variable rate debt. We believe this best protects us from interest rate risk. We expect to achieve this mix by (i) issuing fixed rate debt that we believe has a low stated interest rate and significant term to maturity, (ii) issuing variable rate debt with appropriate maturities and interest rates and (iii) entering into interest rate swap arrangements when we deem appropriate.  As of December 31, 2019, our debt is comprised of the following amounts:

	Variable rate debt
	Principal	Weighted avg
	amount	interest rate
	amounts in millions
TripCo debt	$355	5.2%

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

Item 8. Financial Statements and Supplementary Data.

The consolidated financial statements of Liberty TripAdvisor Holdings, Inc. are filed under this Item, beginning on Page II-25.  The financial statement schedules required by Regulation S-X are filed under Item 15 of this Annual Report on Form 10-K.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

In accordance with Exchange Act Rules 13a-15 and 15d-15, the Company carried out an evaluation, under the supervision and with the participation of management, including its chief executive officer and its principal accounting and financial officer (the "Executives"), of the effectiveness of its disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, the Executives concluded that the Company's disclosure controls and procedures were effective as of December 31, 2019 to provide reasonable assurance that information required to be disclosed in its reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms.

See page II-19 for Management’s Report on Internal Control Over Financial Reporting.

See page II-20 for Report of Independent Registered Public Accounting Firm for their attestation regarding our internal control over financial reporting.

There has been no change in the Company's internal control over financial reporting that occurred during the three months ended December 31, 2019 that has materially affected, or is reasonably likely to materially affect, its internal control over financial reporting.

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

The Company's management assessed the effectiveness of internal control over financial reporting as of December 31, 2019, using the criteria in Internal Control-Integrated Framework (2013), issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation the Company's management believes that, as of December 31, 2019, its internal control over financial reporting is effective.

The Company's independent registered public accounting firm that audited the consolidated financial statements and disclosures in the Annual Report on Form 10-K has issued an audit report on the effectiveness of the Company's internal control over financial reporting. This report appears on page II-20 of this Annual Report on Form 10-K.

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors

Liberty TripAdvisor Holdings, Inc.:

Opinion on Internal Control Over Financial Reporting

We have audited Liberty TripAdvisor Holdings, Inc. and subsidiaries’ (the Company) internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2019 and 2018, the related consolidated statements of operations, comprehensive earnings (loss), cash flows and equity for each of the years in the three-year period ended December 31, 2019, and the related notes (collectively, the consolidated financial statements), and our report dated February 19, 2020 expressed an unqualified opinion on those consolidated financial statements.

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
February 19, 2020

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors

Liberty TripAdvisor Holdings, Inc.:

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Liberty TripAdvisor Holdings, Inc. and subsidiaries (the Company) as of December 31, 2019 and 2018, the related consolidated statements of operations, comprehensive earnings (loss), cash flows, and equity for each of the years in the three-year period ended December 31, 2019, and the related notes (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2019 and 2018, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2019, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated February 19, 2020 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

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

Critical Audit Matters

The critical audit matters communicated below are matters arising from the current period audit of the consolidated financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the consolidated financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

Evaluation of the sufficiency of audit evidence over revenue

As discussed in Note 2 to the consolidated financial statements, and disclosed in the consolidated statements of operations, the Company had $1.560 billion in revenue for the year ended December 31, 2019, of which $779 million was hotels related, $160 million was display and platform related, $456 million related to experiences and dining and $165 million of other revenue.  Each of these categories of revenue has multiple revenue streams and the Company’s processes and information technology (IT) systems differ between each revenue stream.

We identified the evaluation of sufficiency of audit evidence over revenue as a critical audit matter. This matter required especially subjective auditor judgment due to the number of revenue streams and the related IT applications utilized throughout the revenue recognition processes. Subjective auditor judgment was required to evaluate that relevant revenue data was captured and aggregated throughout these various IT applications. This matter also included determining the revenue streams over which procedures would be performed and evaluating the nature and extent of evidence obtained over each revenue stream, both of which included the involvement of IT professionals with specialized skills and knowledge.

The primary procedures performed to address this critical audit matter included the following. We performed risk assessment procedures and applied auditor judgment to determine the nature and extent of procedures to be performed over revenue. For each revenue stream where procedures were performed, we:

●	Tested certain internal controls over the Company’s revenue processes, including the Company’s controls over the accurate recording of amounts.
●	For certain revenue streams, assessed the recorded revenue by selecting a sample of transactions and compared the amounts recognized for consistency with underlying documentation, including evidence of contracts with customers.
●	For certain revenue streams, assessed the recorded revenue by comparing the total cash received during the year to the revenue recognized, including evaluating the relevance and reliability of the inputs to the assessment.

We involved IT professionals with specialized skills and knowledge, who assisted in:

●	Testing certain IT applications used by the Company in its revenue recognition process.
●	Testing the transfer of relevant revenue data between certain systems used in the revenue recognition process.

In addition, we evaluated the overall sufficiency of audit evidence obtained over revenue.

Evaluation of impairment analysis for the Tripadvisor trademark

As discussed in Notes 2 and 6 to the consolidated financial statements, the trademark balance as of December 31, 2019 was $980 million, all of which relate to Tripadvisor.  The Company performs an assessment of the recoverability of intangible assets with indefinite useful lives annually, or more frequently if events and circumstances indicate impairment may have occurred. As a result of the annual impairment assessment, the Company recorded an impairment of the Tripadvisor trademark of $288 million.

We identified the evaluation of the impairment analysis for the Tripadvisor trademark as a critical audit matter. There was a high degree of subjective auditor judgment in applying and evaluating the results of our audit procedures over the discounted cash flow model used to calculate the fair value of the trademark. Specifically, testing the forecasted revenue and discount rate, which were used to calculate the estimated fair value, involved a high degree of subjectivity. In addition, the fair value of the trademark was challenging to test due to the sensitivity of the fair value determinations to changes in these assumptions.

The primary procedures we performed to address this critical audit matter included the following. We tested certain internal controls over the Company’s trademark impairment assessment process, including controls related to the determination of the estimated fair value of the trademark and the development of the key assumptions noted above. We evaluated the Company’s forecasted revenue for the trademark by comparing the revenue growth to historical actual results and forecasted growth rates of analyst and peer companies. We compared the Company’s historical revenue forecasts to actual results to assess the Company’s ability to accurately forecast. In addition, we involved a valuation professional with specialized skill and knowledge, who assisted in:

●	Evaluating the Company’s discount rate by comparing it to a discount rate range that was independently developed using publicly available market data for comparable entities; and
●	Assessing the estimate of trademark fair value considering the application of the discounted cash flow method, forecasted revenue, and discount rate.

/s/ KPMG LLP

We have served as the Company’s auditor since 2014.

Denver, Colorado
February 19, 2020

LIBERTY TRIPADVISOR HOLDINGS, INC.

Consolidated Balance Sheets

December 31, 2019 and 2018

	2019	2018
	amounts in millions
Assets
Current assets:
Cash and cash equivalents	$341	672
Accounts receivable and contract assets, net of allowance for doubtful accounts of $25 million and $21 million, respectively	183	212
Other current assets	33	48
Total current assets	557	932
Property and equipment, at cost	254	234
Accumulated depreciation	(99)	(80)
	155	154
Intangible assets not subject to amortization (note 6):
Goodwill	2,527	2,443
Trademarks	980	1,266
	3,507	3,709
Intangible assets subject to amortization, net (note 6)	277	311
Other assets, at cost, net of accumulated amortization	230	118
Total assets	$4,726	5,224

(continued)

See accompanying notes to consolidated financial statements.

LIBERTY TRIPADVISOR HOLDINGS, INC.

Consolidated Balance Sheets (Continued)

December 31, 2019 and 2018

	2019	2018
	amounts in millions
Liabilities and Equity
Current liabilities:
Deferred merchant and other payables	$170	179
Current portion of debt (note 7)	—	220
Deferred revenue	62	63
Accrued liabilities and other current liabilities	205	151
Total current liabilities	437	613
Long-term debt (note 7)	353	267
Deferred income tax liabilities (note 9)	254	325
Other liabilities	381	283
Total liabilities	1,425	1,488
Equity
Preferred stock, $.01 par value. Authorized 50,000,000 shares; no shares issued.	—	—
Series A common stock, $.01 par value. Authorized 200,000,000 shares; issued and outstanding 72,152,848 at December 31, 2019 and 72,146,903 at December 31, 2018.	1	1
Series B common stock, $.01 par value. Authorized 7,500,000 shares; issued and outstanding 2,929,401 at December 31, 2019 and 2,929,777 at December 31, 2018.	—	—
Series C common stock, $.01 par value. Authorized 200,000,000 shares; no shares issued.	—	—
Additional paid-in capital	237	231
Accumulated other comprehensive earnings (loss), net of taxes	(29)	(29)
Retained earnings	111	133
Total stockholders' equity	320	336
Noncontrolling interests in equity of subsidiaries	2,981	3,400
Total equity	3,301	3,736
Commitments and contingencies (note 13)
Total liabilities and equity	$4,726	5,224

See accompanying notes to consolidated financial statements.

LIBERTY TRIPADVISOR HOLDINGS, INC.

Consolidated Statements of Operations

Years ended December 31, 2019, 2018 and 2017

	2019	2018	2017
	amounts in millions, except
	per share amounts
Service revenue	$1,560	1,615	1,556
Other revenue	—	—	13
Total revenue, net	1,560	1,615	1,569
Operating costs and expenses:
Operating expense, including stock-based compensation (note 2 and 11)	388	361	329
Selling, general and administrative, including stock-based compensation (note 2 and 11)	874	966	1,021
Depreciation and amortization	169	160	213
Impairment of intangible assets (note 6)	288	—	1,798
	1,719	1,487	3,361
Operating income (loss)	(159)	128	(1,792)
Other income (expense):
Interest expense	(22)	(26)	(25)
Realized and unrealized gains (losses) on financial instruments, net	36	(59)	24
Other, net	13	5	(17)
	27	(80)	(18)
Earnings (loss) before income taxes	(132)	48	(1,810)
Income tax (expense) benefit (note 9)	16	(57)	229
Net earnings (loss)	(116)	(9)	(1,581)
Less net earnings (loss) attributable to the noncontrolling interests	(94)	55	(1,184)
Net earnings (loss) attributable to Liberty TripAdvisor Holdings, Inc. shareholders	$(22)	(64)	(397)

Basic net earnings (loss) attributable to Series A and Series B Liberty TripAdvisor Holdings, Inc. shareholders per common share (note 2):	$(0.29)	(0.86)	(5.29)
Diluted net earnings (loss) attributable to Series A and Series B Liberty TripAdvisor Holdings, Inc. shareholders per common share (note 2):	$(0.29)	(0.86)	(5.29)

See accompanying notes to consolidated financial statements.

LIBERTY TRIPADVISOR HOLDINGS, INC.

Consolidated Statements of Comprehensive Earnings (Loss)

Years ended December 31, 2019, 2018 and 2017

	2019	2018	2017
	amounts in millions
Net earnings (loss)	$(116)	(9)	(1,581)
Other comprehensive earnings (loss), net of taxes:
Foreign currency translation adjustments	5	(28)	59
Reclassification adjustment for net losses included in net income	(2)	—	—
Other comprehensive earnings (loss)	3	(28)	59
Comprehensive earnings (loss)	(113)	(37)	(1,522)
Less comprehensive earnings (loss) attributable to the noncontrolling interests	(91)	33	(1,138)
Comprehensive earnings (loss) attributable to Liberty TripAdvisor Holdings, Inc. shareholders	$(22)	(70)	(384)

See accompanying notes to consolidated financial statements.

LIBERTY TRIPADVISOR HOLDINGS, INC.

Consolidated Statements of Cash Flows

Years ended December 31, 2019, 2018 and 2017

	2019	2018	2017
	amounts in millions
Cash flows from operating activities:
Net earnings (loss)	$(116)	(9)	(1,581)
Adjustments to reconcile net earnings (loss) to net cash provided by operating activities:
Depreciation and amortization	169	160	213
Stock-based compensation	131	123	103
Impairment of intangible assets (note 6)	288	—	1,798
Realized and unrealized (gains) losses on financial instruments, net	(36)	59	(24)
Deferred income tax expense (benefit)	(79)	(8)	(329)
Other charges (credits), net	(18)	10	25
Changes in operating assets and liabilities
Current and other assets	52	38	(71)
Payables and other liabilities	—	27	85
Net cash provided (used) by operating activities	391	400	219
Cash flows from investing activities:
Capital expended for property and equipment, including internal-use software and website development	(83)	(61)	(65)
Acquisitions, net of cash acquired (note 3)	(108)	(24)	—
Purchases of short term investments and other marketable securities	(133)	(16)	(63)
Sales and maturities of short term investments and other marketable securities	150	64	133
Other investing activities, net	(2)	(12)	(6)
Net cash provided (used) by investing activities	(176)	(49)	(1)
Cash flows from financing activities:
Borrowings of debt	235	7	435
Repayments of debt	(359)	(245)	(369)
Cash dividend paid by Tripadvisor to noncontrolling interests (note 10)	(380)	—	—
Shares repurchased by subsidiary (note 10)	(60)	(100)	(250)
Payment of withholding taxes on net share settlements of equity awards	(29)	(26)	(17)
Derivative proceeds from counterparties	71	—	—
Other financing activities, net	(20)	6	2
Net cash provided (used) by financing activities	(542)	(358)	(199)
Effect of foreign currency exchange rates on cash, cash equivalents and restricted cash	(4)	(16)	17
Net increase (decrease) in cash, cash equivalents and restricted cash	(331)	(23)	36
Cash, cash equivalents and restricted cash at beginning of period	672	695	659
Cash, cash equivalents and restricted cash at end of period	$341	672	695

See accompanying notes to consolidated financial statements.

LIBERTY TRIPADVISOR HOLDINGS, INC.

Consolidated Statements of Equity

Years ended December 31, 2019, 2018 and 2017

	Stockholders’ equity
						Accumulated		Noncontrolling
					Additional	other		interest in
	Preferred				paid-in	comprehensive	Retained	equity of	Total
	stock	Series A	Series B	Series C	capital	earnings (loss)	earnings	subsidiaries	equity
	amounts in millions
Balance at December 31, 2016	$—	1	—	—	245	(36)	593	4,621	5,424
Net earnings (loss)	—	—	—	—	—	—	(397)	(1,184)	(1,581)
Other comprehensive earnings (loss)	—	—	—	—	—	13	—	46	59
Stock-based compensation	—	—	—	—	30	—	—	85	115
Withholding taxes on net share settlements of stock-based compensation	—	—	—	—	(17)	—	—	—	(17)
Shares repurchased by subsidiary (note 10)	—	—	—	—	(2)	—	—	(248)	(250)
Other, net	—	—	—	—	(6)	—	—	9	3
Balance at December 31, 2017	—	1	—	—	250	(23)	196	3,329	3,753
Net earnings (loss)	—	—	—	—	—	—	(64)	55	(9)
Other comprehensive earnings (loss)	—	—	—	—	—	(6)	—	(22)	(28)
Stock-based compensation	—	—	—	—	35	—	—	101	136
Withholding taxes on net share settlements of stock-based compensation	—	—	—	—	(26)	—	—	—	(26)
Shares repurchased by subsidiary (note 10)	—	—	—	—	(20)	—	—	(80)	(100)
Other, net	—	—	—	—	(8)	—	1	17	10
Balance at December 31, 2018	—	1	—	—	231	(29)	133	3,400	3,736
Net earnings (loss)	—	—	—	—	—	—	(22)	(94)	(116)
Other comprehensive earnings (loss)	—	—	—	—	—	—	—	3	3
Stock-based compensation	—	—	—	—	37	—	—	109	146
Withholding taxes on net share settlements of stock-based compensation	—	—	—	—	(29)	—	—	—	(29)
Cash dividends paid by Tripadvisor to noncontrolling interests (note 10)	—	—	—	—	—	—	—	(380)	(380)
Shares repurchased by subsidiary (note 10)	—	—	—	—	7	—	—	(67)	(60)
Other, net	—	—	—	—	(9)	—	—	10	1
Balance at December 31, 2019	$—	1	—	—	237	(29)	111	2,981	3,301

See accompanying notes to consolidated financial statements.

LIBERTY TRIPADVISOR HOLDINGS, INC.

Notes to Consolidated Financial Statements

December 31, 2019, 2018 and 2017

(1) Basis of Presentation

Liberty TripAdvisor Holdings, Inc. (“TripCo” or the “Company”) was formed in 2013 as a Delaware corporation.  TripCo was a subsidiary of Liberty Interactive Corporation (subsequently renamed Qurate Retail, Inc. (“Qurate Retail”)) until the completion of its spin-off from Qurate Retail on August 27, 2014 (“TripCo Spin-Off”).  TripCo does not have any operations outside of its controlling interest in its subsidiary Tripadvisor, Inc. (“Tripadvisor”) and its former wholly owned subsidiary, BuySeasons, Inc. (“BuySeasons”). TripCo sold its ownership in BuySeasons effective June 30, 2017. Both Tripadvisor and BuySeasons operated as stand-alone operating entities. Tripadvisor’s financial performance tends to be seasonally highest in the second and third quarters of a given year, which includes the seasonal peak in consumer demand, traveler hotel and rental stays, and travel activities and experiences taken, compared to the first and fourth quarters, which represent seasonal low points.

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

Description of Business

Tripadvisor is a leading online travel company and its mission is to help people around the world plan, book and experience the perfect trip. Tripadvisor operates a global travel platform that connects the world’s largest audience of prospective travelers with travel partners through rich content, price comparison tools and online reservations and related services for destinations, travel activities and experiences, and restaurants.

Under its flagship brand, Tripadvisor, it launched www.Tripadvisor.com in the United States in 2000.  Since then, Tripadvisor has launched localized versions of the Tripadvisor website in 48 markets and 28 languages worldwide. Tripadvisor’s rich content and engaged community attract the world’s largest travel audience based on monthly unique visitors, including 463 million average monthly unique visitors in the third quarter of 2019 during the peak summer travel season.  In addition to the flagship Tripadvisor brand, Tripadvisor owns and operates a portfolio of travel media brands and businesses, operating under various websites, connected by the common goal of providing consumers the most comprehensive travel-planning and trip-taking resources in the travel industry.

During the first quarter of 2019, as part of our continuous review of the business, we evaluated our operations and realigned the reportable segment information which our chief operating decision maker, or CODM, regularly assesses to evaluate performance for operating decision-making purposes, including evaluation and allocation of resources. The revised segment reporting structure includes the following reportable segments: (1) Hotels, Media & Platform; and (2) Experiences & Dining.

Spin-Off of TripCo from Qurate Retail

The TripCo Spin-Off was completed on August 27, 2014. Following the TripCo Spin-Off, Qurate Retail and TripCo operate as separate, publicly traded companies, and neither has any stock ownership, beneficial or otherwise, in the other. In connection with the TripCo Spin-Off, TripCo entered into certain agreements, including the services agreement, the facilities sharing agreement and the tax sharing agreement, with Qurate Retail and/or Liberty Media

LIBERTY TRIPADVISOR HOLDINGS, INC.

Notes to Consolidated Financial Statements (Continued)

December 31, 2019, 2018 and 2017

Corporation (“Liberty Media”) (or certain of their subsidiaries) in order to govern certain of the ongoing relationships between the companies after the TripCo Spin-Off and to provide for an orderly transition.

Pursuant to the services agreement (except as described below in respect to Gregory B. Maffei), Liberty Media provides TripCo with general and administrative services including legal, tax, accounting, treasury and investor relations support. Liberty TripCo reimburses Liberty Media for direct, out-of-pocket expenses incurred by Liberty Media in providing these services and TripCo pays a services fee to Liberty Media under the services agreement that is subject to adjustment semi-annually, as necessary.

In December 2019, TripCo entered into an amendment to the services agreement with Liberty Media in connection with Liberty Media’s entry into a new employment arrangement with Gregory B. Maffei, TripCo’s Chairman, President and Chief Executive Officer.  Under the amended services agreement, components of his compensation will either be paid directly to him by each of TripCo, Liberty Broadband Corporation, GCI Liberty, Inc. and Qurate Retail (collectively, the “Service Companies”) or reimbursed to Liberty Media, in each case, based on allocations among Liberty Media and the Service Companies set forth in the amended services agreement, currently set at 5% for the Company. The new agreement between Liberty Media and Mr. Maffei provides for a five year employment term which began on January 1, 2020 and ends December 31, 2024, with an aggregate annual base salary of $3 million (with no contracted increase), an aggregate one-time cash commitment bonus of $5 million, an aggregate annual target cash performance bonus of $17 million, aggregate annual equity awards of $17.5 million and aggregate equity awards granted in connection with his entry into his new agreement of $90 million (the “upfront awards”).  A portion of the grants made to our CEO in the year ended December 31, 2019 related to our company’s allocable portion of these upfront awards.

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

Under these agreements, approximately $4 million and $3 million were reimbursable to Liberty Media for the years ended December 31, 2019 and 2018, respectively.

(2) Summary of Significant Accounting Policies

Cash and Cash Equivalents

Cash equivalents consist of highly liquid investments, including money market funds and marketable debt securities, with maturities of three months or less at the time of acquisition.

Accounts Receivable and Allowance for Doubtful Accounts

Accounts receivable are recognized when the right to consideration becomes unconditional and are recorded net of an allowance for doubtful accounts. Such allowance aggregated $25 million and $21 million at December 31, 2019 and 2018, respectively. Our customer invoices are generally due 30 days from the time of invoicing. For accounts outstanding longer than the contractual payment terms, the Company determines an allowance by considering a number of factors,

LIBERTY TRIPADVISOR HOLDINGS, INC.

Notes to Consolidated Financial Statements (Continued)

December 31, 2019, 2018 and 2017

including the length of time trade accounts receivable are past due, previous loss history, a specific customer’s ability to pay its obligations to us, and the condition of the general economy and industry as a whole.

Investments

All marketable debt and equity securities held by the Company are carried at fair value, generally based on quoted market prices. Fair values are determined for each individual security in the investment portfolio. Unrealized gains and losses, net of taxes, arising from changes in fair value are reported in accumulated other comprehensive income (loss) as a component of equity.

For those investments in which the Company has the ability to exercise significant influence, the equity method of accounting is used.  Under this method, the investment, originally recorded at cost, is adjusted to recognize the Company’s share of net earnings or losses of the affiliate as they occur rather than as dividends or other distributions are received.  Losses are limited to the extent of the Company’s investment in, advances to and commitments for the investee.  In the event the Company is unable to obtain accurate financial information from an equity affiliate in a timely manner, the Company records its share of earnings or losses on a lag.

For those equity securities without readily determinable values, the Company elected the measurement alternative (defined as the cost of the security, adjusted for changes in fair value when there are observable prices, less impairments).

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

December 31, 2019, 2018 and 2017

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

Property and Equipment

Property and equipment consists of the following (amounts in millions):

	December 31,
	2019	2018
Buildings (1)	$—	123
Finance lease right-of-use asset (1)	114	—
Leasehold improvements	49	41
Computer equipment and purchased software	70	52
Furniture, office equipment and other	21	18
Total property and equipment	$254	234

(1)	Refer to note 8 regarding the transition accounting related to the adoption of ASC 842 and subsequent accounting for Tripadvisor’s headquarters lease in Needham, Massachusetts (Tripadvisor’s “Headquarters Lease”).

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

Leases

The Company, through its consolidated companies, leases facilities in several countries around the world and certain equipment under non-cancelable lease agreements.  Refer to note 8 for a discussion on accounting for leases and other financial disclosures.

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

LIBERTY TRIPADVISOR HOLDINGS, INC.

Notes to Consolidated Financial Statements (Continued)

December 31, 2019, 2018 and 2017

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

December 31, 2019, 2018 and 2017

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

Accordingly, we have recorded foreign currency exchange losses of $3 million and $6 million and gains of $1 million for the years ended December 31, 2019, 2018, and 2017, respectively, in other, net on our consolidated statements of operations.

Revenue Recognition

Tripadvisor generates all of its revenue from contracts with customers. It recognizes revenue when it satisfies a performance obligation by transferring control of the promised services to a customer in an amount that reflects the consideration that it expects to receive in exchange for those services. When Tripadvisor acts as an agent in the transaction, it recognizes revenue for only its commission on the arrangement. Tripadvisor determines revenue recognition through the following steps:

(1)Identification of the contract, or contracts, with a customer
(2)Identification of the performance obligations in the contract
(3)Determination of the transaction price
(4)Allocation of the transaction price to the performance obligations in the contract
(5)Recognition of revenue when, or as, Tripadvisor satisfies a performance obligation

At contract inception, Tripadvisor assesses the services promised in its contracts with customers and identifies a performance obligation for each promise to transfer to the customer a service (or bundle of services) that is distinct. To

LIBERTY TRIPADVISOR HOLDINGS, INC.

Notes to Consolidated Financial Statements (Continued)

December 31, 2019, 2018 and 2017

identify the performance obligations, Tripadvisor considers all of the services promised in the contract regardless of whether they are explicitly stated or are implied by customary business practices. There was no significant revenue recognized in the years ended December 31, 2019 and 2018 related to performance obligations satisfied in prior periods. Tripadvisor has applied a practical expedient and does not disclose the value of unsatisfied performance obligations that have an original expected duration of less than one year, and Tripadvisor does not have any material unsatisfied performance obligations over one year. The value related to Tripadvisor’s remaining or partially satisfied performance obligations relates to subscription services that are satisfied over time or services that are recognized at a point in time, but not yet achieved.  The timing of services, invoicing and payments do not include a significant financing component. Tripadvisor’s customer invoices are generally due 30 days from the time of invoicing.

Tripadvisor recognizes an asset for the incremental costs of obtaining a contract with a customer if it expects the benefit of those costs to be longer than one year. Although the substantial majority of its contract costs have an amortization period of less than one year, Tripadvisor has determined contract costs arising from certain sales incentives have an amortization period in excess of one year given the high likelihood of contract renewal. Sales incentives are not paid upon renewal of these contracts and therefore are not commensurate with the initial sales incentive costs. Total capitalized costs to obtain a contract were approximately $4 million and $2 million as of December 31, 2019 and 2018, respectively. These contract costs are amortized on a straight-line basis over the estimated customer life, which is based on historical customer retention rates. Amortization expense recorded to selling, general and administrative expense during years ended December 31, 2019 and 2018, respectively, were $1 million and not material. Tripadvisor assesses such assets for impairment when events or circumstances indicate that the carrying amount may not be recoverable.

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

Hotels, Media & Platform Segment

Tripadvisor-branded Hotels Revenue. Tripadvisor’s largest source of Hotel, Media & Platform segment revenue is generated from click-based advertising on Tripadvisor-branded websites, which is primarily comprised of contextually-relevant booking links to its travel partners’ websites. Click-based advertising is generally priced on a cost-per-click, or “CPC,” basis, with payments from travel partners determined by the number of travelers who click on a link multiplied by the CPC rate for each specific click as determined in a dynamic, competitive auction process.

In addition, Tripadvisor offers subscription-based advertising to hotel partners, owners of B&Bs and other specialty lodging properties. Subscription-based advertising services are predominantly sold for a flat fee for a contracted

LIBERTY TRIPADVISOR HOLDINGS, INC.

Notes to Consolidated Financial Statements (Continued)

December 31, 2019, 2018 and 2017

period of time of one year or less and revenue is recognized on a straight-line basis over the period of the subscription service as efforts are expended evenly throughout the contract period.

Tripadvisor also offers travel partners the opportunity to advertise and promote their business through hotel sponsored placements on Tripadvisor’s websites. This service is generally priced on a fixed CPC basis, with payments from travel partners determined by the number of travelers who click on the sponsored link multiplied by the CPC rate for each specific click.

To a lesser extent, Tripadvisor generates transaction revenue from Tripadvisor’s hotel instant booking feature, which enables hotel shoppers to book directly with a travel partner, with the latter serving as the merchant of record for the transaction, without leaving Tripadvisor’s website. Tripadvisor earns a commission from its travel partners for each traveler that completes a hotel reservation on Tripadvisor’s website, based on a pre-determined contractual commission rate.

Tripadvisor-branded Display and Platform Revenue. Tripadvisor offers travel partners the ability to promote their brands through display-based advertising placements on Tripadvisor’s websites across all of its segments and business units. Tripadvisor display-based advertising clients are predominantly direct suppliers of hotels, airlines and cruises, as well as destination marketing organizations. Tripadvisor also sells display-based advertising to online travel agencies and other travel related businesses, as well as advertisers from non-travel categories. Display-based advertising is sold predominantly on a cost per thousand impressions basis.

Experiences & Dining Segment

Tripadvisor provides information and services that allow consumers to research and book activities and attractions in popular travel destinations primarily through Viator, Tripadvisor’s dedicated Experiences offering, and on the Tripadvisor website and mobile apps.  Tripadvisor generates commissions for each booking transaction it facilitates through its online reservation system.

Tripadvisor also provides information and services for consumers to research and book restaurants in popular travel destinations through its dedicated restaurant reservations offering, TheFork, and on Tripadvisor-branded websites and mobile apps. TheFork is an online restaurant booking platform operating on a number of websites with a network of restaurant partners located primarily across the United Kingdom (the “U.K.”), Europe, Australia, and South America. Tripadvisor primarily generates transaction fees (or per seated diner fees) that are paid by restaurants for diners seated primarily from bookings through TheFork’s online reservation system.

Other

Tripadvisor provides information and services that allow travelers to research and book vacation and short-term rental properties. The Rentals offering generates revenue primarily by offering individual property owners and managers the ability to list their properties on Tripadvisor’s websites and mobile apps thereby connecting with travelers through a free-to-list, commission-based option or, to a lesser extent, by an annual subscription-based fee structure. Tripadvisor earns commissions associated with rental transactions through its free-to-list model from both the traveler, and the property owner or manager.

In addition, Other also includes revenue generated from flights, cruises, and car offerings on Tripadvisor, as well as revenue from non-Tripadvisor-branded websites not otherwise described above, such as www.bookingbuddy.com,

LIBERTY TRIPADVISOR HOLDINGS, INC.

Notes to Consolidated Financial Statements (Continued)

December 31, 2019, 2018 and 2017

www.cruisecritic.com, www.onetime.com and www.smartertravel.com, and Tripadvisor China, which primarily includes click-based advertising and display-based advertising revenue.

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

	Years ended December 31,
	2019	2018
	amounts in millions
Hotels, Media & Platform
Tripadvisor-branded hotels	$779	848
Tripadvisor-branded display and platform	160	153
Total Hotels, Media & Platform	939	1,001

Experiences & Dining	456	372
Corporate and other	165	242
Total Revenue	$1,560	1,615

The following table provides information about the opening and closing balances of accounts receivable and contract assets from contracts with customers (in millions):

	December 31,	December 31,
	2019	2018
Accounts receivable	$176	205
Contract assets	7	7
Total	$183	212

LIBERTY TRIPADVISOR HOLDINGS, INC.

Notes to Consolidated Financial Statements (Continued)

December 31, 2019, 2018 and 2017

Accounts receivable are recognized when the right to consideration becomes unconditional. Contract assets are rights to consideration in exchange for services that Tripadvisor has transferred to a customer when that right is conditional on something other than the passage of time, such as commission payments that are contingent upon the completion of the service by the principal in the transaction. Contract liabilities generally include payments received in advance of performance under the contract, and are realized as revenue as the performance obligation to the customer is satisfied, which Tripadvisor presents as deferred revenue on its consolidated balance sheets. As of January 1, 2019 and 2018, Tripadvisor had $63 million and $59 million, respectively, recorded as deferred revenue on its consolidated balance sheet, of which $61 million and $57 million, respectively, was recognized into revenue and $2 million was refunded due to cancellations by travelers during both years ended December 31, 2019 and 2018.  The difference between the opening and closing balances of Tripadvisor’s deferred revenue primarily results from the timing differences between when Tripadvisor receives customer payments and the time in which Tripadvisor satisfies its performance obligations. The difference between the opening and closing balances of Tripadvisor’s contract assets primarily results from the timing difference between when Tripadvisor satisfies its performance obligations and the time when the principal completes the service in the transaction. There were no significant changes in contract assets or deferred revenue during the years ended December 31, 2019 and 2018, related to business combinations, impairments, cumulative catch-ups or other material adjustments.

Operating Expense

Operating expenses consist primarily of certain technology and content expenses, including personnel and overhead expenses which include salaries, benefits and bonuses for salaried employees and contractors engaged in the design, development, testing content support and maintenance of Tripadvisor’s websites and mobile apps. Operating expense also includes, to a lesser extent, costs of services which are expenses that are closely correlated or directly related to service revenue generated, including credit card and other booking transaction payment fees, data center costs, costs associated with prepaid tour tickets, ad serving fees, flight search fees and other transactions. Other costs include licensing, maintenance expense, computer supplies, telecom costs, content translation and localization costs and consulting costs.

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

Selling and Marketing

Selling and marketing expenses primarily consist of direct costs, including traffic generation costs from search engine marketing, or SEM, and other online traffic acquisition costs, syndication costs and affiliate program commissions, social media costs, brand advertising (including television and other offline advertising), promotions and public relations. In addition, our indirect sales and marketing expense consists of personnel and overhead expenses, including salaries, commissions, benefits, and bonuses for sales, sales support, customer support and marketing employees.

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

LIBERTY TRIPADVISOR HOLDINGS, INC.

Notes to Consolidated Financial Statements (Continued)

December 31, 2019, 2018 and 2017

Stock-Based Compensation

As more fully described in note 11, TripCo grants to its directors, employees and employees of its subsidiaries restricted stock and options (collectively, “Awards”) to purchase shares of TripCo common stock. TripCo measures the cost of employee services received in exchange for an equity classified Award (such as stock options and restricted stock) based on the grant-date fair value of the Award, and recognizes that cost over the period during which the employee is required to provide service (usually the vesting period of the Award). TripCo measures the cost of employee services received in exchange for a liability classified Award based on the current fair value of the Award, and remeasures the fair value of the Award at each reporting date. Certain outstanding awards that were previously granted by Qurate Retail were assumed by TripCo upon the completion of the TripCo Spin-Off. Additionally, Tripadvisor is a consolidated company and has issued stock-based compensation to its employees related to its common stock. The consolidated statements of operations include stock-based compensation related to TripCo Awards and Tripadvisor equity awards.

Included in the accompanying consolidated statements of operations are the following amounts of stock-based compensation for the years ended December 31, 2019, 2018 and 2017 (amounts in millions):

	December 31,
	2019	2018	2017
Operating expense	$56	52	40
Selling, general and administrative	75	71	63
	$131	123	103

During the years ended December 31, 2019, 2018 and 2017, Tripadvisor capitalized $19 million, $13 million and $13 million, respectively, of stock-based compensation expense as internal-use software and website development costs.

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

December 31, 2019, 2018 and 2017

We recognize in our consolidated financial statements the impact of a tax position, if that position is more likely than not to be sustained upon an examination, based on the technical merits of the position.

Deferred Merchant Payables

In Tripadvisor’s Rentals free-to-list model and its Experiences businesses, Tripadvisor receives cash from travelers at the time of booking and it records these amounts, net of commissions, on its consolidated balance sheets as deferred merchant payables. Tripadvisor pays the suppliers, or the vacation rental owners and tour providers, respectively, after the travelers’ use. Therefore, it receives cash from the traveler prior to paying the suppliers and this operating cycle represents a working capital source or use of cash to Tripadvisor. Tripadvisor’s deferred merchant payables balance was $159 million and $164 million for the years ended December 31, 2019 and 2018, respectively.

Certain Risks and Concentrations

The Tripadvisor business is subject to certain risks and concentrations, including concentrations related to dependence on relationships with its customers. For the years ended December 31, 2019, 2018 and 2017, Tripadvisor’s two most significant travel partners, Expedia Group Inc. (“Expedia”) and Booking Holdings Inc., which each accounted for more than 10% of Tripadvisor’s consolidated revenue and combined accounted for approximately 33%, 37% and 43%, respectively, of its total revenue.

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

Earnings (Loss) per Common Share (EPS)

Basic earnings (loss) per common share (“EPS”) is computed by dividing net earnings (loss) by the weighted average number of common shares outstanding for the period. Diluted EPS presents the dilutive effect on a per share basis of potential common shares as if they had been converted at the beginning of the periods presented. Excluded from EPS for each of the years ended December 31, 2019, 2018 and 2017 are 2 million potential common shares because their inclusion would be antidilutive.

LIBERTY TRIPADVISOR HOLDINGS, INC.

Notes to Consolidated Financial Statements (Continued)

December 31, 2019, 2018 and 2017

	Years ended December 31,
	2019	2018	2017
	number of shares in millions
Basic EPS	75	74	75
Potentially dilutive shares	—	—	—
Diluted EPS	75	74	75

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

(3) Supplemental Disclosures to Consolidated Statements of Cash Flows

	Years ended December 31,
	2019	2018	2017
	amounts in millions
Acquisitions, net of cash acquired:
Intangibles not subject to amortization	$85	12	—
Intangibles subject to amortization	26	14	—
Fair value of other assets acquired	5	—	—
Net liabilities assumed	(8)	—	—
Deferred tax assets (liabilities)	—	(2)	—
Acquisitions, net of cash acquired	$108	24	—
Equity method investment acquired for non-cash consideration	$41	—	—
Cash paid for interest	$28	8	13
Cash paid for income taxes	$47	53	62

(4) Acquisitions and Dispositions

Acquisitions

During the year ended December 31, 2019, Tripadvisor completed three acquisitions of businesses aggregating total purchase price consideration of $110 million.  Tripadvisor acquired 100% ownership of the following: SinglePlatform, a leading online content management and syndication platform company based in the U.S.; BookaTable, an online restaurant reservation and booking platform company based in the U.K.; and Restorando, an online restaurant reservation and booking platform company based in Argentina.  Tripadvisor paid cash consideration of $108 million, net of $2 million of cash acquired.

During the year ended December 31, 2018, Tripadvisor acquired one business for a purchase price and net cash consideration of $23 million.

LIBERTY TRIPADVISOR HOLDINGS, INC.

Notes to Consolidated Financial Statements (Continued)

December 31, 2019, 2018 and 2017

The following table presents the preliminary purchase price allocation for the 2019 acquisitions and the final purchase price allocation for the 2018 acquisition as recorded on our consolidated balance sheet:

	Years ended December 31,
	2019	2018	2017
	amounts in millions
Goodwill (1)	$85	11	—
Intangible assets	26	14	—
Net tangible assets (liabilities)	(1)	—	—
Deferred tax liabilities, net	—	(2)	—
Total purchase price consideration	$110	23	—

(1)	Goodwill of $50 million is not deductible for tax purposes.

Intangible assets acquired during 2019 were comprised of trademarks of $2 million, customer lists and supplier relationships of $10 million, subscriber relationships of $6 million and technology and other of $8 million. The overall weighted-average life of the intangible assets acquired in the purchase of these businesses was 6 years, and will be amortized on a straight-line basis over the estimated useful lives from acquisition date.

Intangible assets acquired during 2018 were comprised of supplier relationships of $6 million and technology and other of $8 million. The overall weighted-average life of the intangible assets acquired in the purchase of this business was 8 years, and will be amortized on a straight-line basis over the estimated useful lives from acquisition date.

Dispositions

On June 30, 2017, TripCo sold BuySeasons. The sale resulted in an $18 million loss, which is included in other, net in the accompanying consolidated statement of operations. BuySeasons is not presented as a discontinued operation as the sale did not represent a strategic shift that had a major effect on TripCo’s operations and financial results. Included in other revenue in the accompanying consolidated statements of operations is $13 million for the year ended December 31, 2017, related to BuySeasons. Included in net earnings (loss) in the accompanying consolidated statements of operations are losses of $2 million for the year ended December 31, 2017, related to BuySeasons.

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

LIBERTY TRIPADVISOR HOLDINGS, INC.

Notes to Consolidated Financial Statements (Continued)

December 31, 2019, 2018 and 2017

The Company’s assets and liabilities measured at fair value are as follows:

	December 31, 2019			December 31, 2018
		Quoted prices	Significant		Quoted prices	Significant
		in active	other		in active	other
		markets for	observable		markets for	observable
		identical assets	inputs		identical assets	inputs
Description	Total	(Level 1)	(Level 2)	Total	(Level 1)	(Level 2)
	amounts in millions
Cash equivalents	$22	22	—	145	140	5
Marketable securities	$—	—	—	15	—	15
Variable postpaid forward	$—	—	—	20	—	20

On June 6, 2016, TripCo entered into a variable postpaid forward transaction (the “VPF”) with a financial institution with respect to 7 million Tripadvisor common shares held by the Company with a forward floor price of $38.90 per share and a forward cap price of $98.96 per share. TripCo borrowed $259 million against the VPF on June 23, 2016 (see note 7). TripCo unwound and terminated the VPF during the fourth quarter of 2019.  The proceeds from the unwind of the VPF, together with additional borrowings under the Margin Loan (defined in note 7) and a special dividend from Tripadvisor, were used to pay all outstanding borrowings against the VPF, which aggregated $270 million, including accrued interest (see note 7).  The asset associated with this instrument was included in the other assets line item in the consolidated balance sheet at December 31, 2018.  Changes in the fair value of the VPF were recognized in realized and unrealized gains (losses) on financial instruments in the consolidated statements of operations.

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

LIBERTY TRIPADVISOR HOLDINGS, INC.

Notes to Consolidated Financial Statements (Continued)

December 31, 2019, 2018 and 2017

(6) Goodwill and Other Intangible Assets

Goodwill and Indefinite Lived Intangible Assets

Changes in the carrying amount of goodwill are as follows:

	Tripadvisor	Hotels, Media & Platform	Experiences & Dining	Corporate and other	Total
	(in millions)
Balance at January 1, 2018	$2,445	-	-	-	2,445
Acquisition (1)	11	-	-	-	11
Other (2)	(13)	-	-	-	(13)
Balance at December 31, 2018	$2,443	-	-	-	2,443
Allocation to new segments (3)	(2,443)	1,923	250	270	-
Acquisition (1)	-	-	85	-	85
Other (2)	-	-	(2)	1	(1)
Balance at December 31, 2019	$-	1,923	333	271	2,527
(1)	Additions to goodwill relate to Tripadvisor’s acquisitions (see note 4).
(2)	Other changes are primarily due to foreign currency translation on goodwill.
(3)	See note 14 for information regarding changes to our reportable segments in the first quarter of 2019.

As presented in the accompanying consolidated balance sheets, trademarks are the other significant indefinite lived intangible asset. See the disclosure below for information related to the 2019 and 2017 impairments of the Company’s trademarks. Other fluctuations in the trademark balance from the prior year were due to the change in foreign exchange rates.

Intangible Assets subject to amortization

Intangible assets subject to amortization are comprised of the following:

	December 31, 2019				December 31, 2018
	Weighted
	Average	Gross		Net	Gross		Net
	Remaining	carrying	Accumulated	carrying	carrying	Accumulated	carrying
	Useful Life	amount	amortization	amount	amount	amortization	amount
	in years	amounts in millions
Customer relationships	2	$1,036	(910)	126	1,007	(838)	169
Other	3	552	(401)	151	466	(324)	142
Total		$1,588	(1,311)	277	1,473	(1,162)	311

Intangible assets are being amortized generally on an accelerated basis as reflected in amortization expense and in the future amortization table below.

Amortization expense was $139 million, $137 million and $188 million for the years ended December 31, 2019, 2018 and 2017, respectively.

LIBERTY TRIPADVISOR HOLDINGS, INC.

Notes to Consolidated Financial Statements (Continued)

December 31, 2019, 2018 and 2017

The estimated future amortization expense for the next five years related to intangible assets with definite lives as of December 31, 2019, assuming no subsequent impairment of the underlying assets, is as follows (amounts in millions):

2020	$92
2021	$77
2022	$35
2023	$32
2024	$29

Impairments

Due to deteriorations in revenue, impairment losses of $288 million and $527 million were recorded during the years ended December 31, 2019 and December 31, 2017, respectively, related to trademarks.  The trademarks were related to the hotels, media & platform reporting unit in 2019 and the legacy hotels reporting unit in 2017, which is now included in the hotels, media & platform reporting unit.  The fair value of the trademarks was determined using the relief from royalty method.

Due to certain marketplace factors impacting Tripadvisor’s operating results, which led to a decline in Tripadvisor’s stock price, an impairment loss of $1,271 million was recorded during the year ended December 31, 2017 related to goodwill, related to the legacy hotel reporting unit, which is now included in the hotels, media & platform reporting unit. The fair values of the reporting units were determined using a combination of market multiples (market approach) and discounted cash flow (income approach) calculations (Level 3). As of December 31, 2019, accumulated goodwill impairment losses for Tripadvisor totaled $1,271 million.

There were no impairments recognized for the year ended December 31, 2018.

(7) Debt

Outstanding debt at December 31, 2019 and 2018 is summarized as follows:

	December 31,	December 31,
	2019	2018
	amounts in millions
TripCo margin loans	$355	220
TripCo variable postpaid forward	—	267
Deferred financing costs	(2)	—
Total consolidated TripCo debt	$353	487
Less debt classified as current	—	(220)
Total long-term debt	$353	267

TripCo Margin Loans and Variable Postpaid Forward

In connection with the VPF transaction entered into on June 6, 2016, as described in note 5, TripCo borrowed $259 million against the VPF on June 23, 2016. TripCo unwound and terminated the VPF during the fourth quarter of 2019. The proceeds from the VPF, together with additional borrowings under the Margin Loan (defined below) and a special dividend from Tripadvisor were used to pay all outstanding borrowings against the VPF, which aggregated $270 million, including accrued interest.

LIBERTY TRIPADVISOR HOLDINGS, INC.

Notes to Consolidated Financial Statements (Continued)

December 31, 2019, 2018 and 2017

On June 23, 2016, TripCo amended the terms of two margin loan agreements with respect to borrowings of $200 million. On November 7, 2017, pursuant to another amendment to the margin loan agreements, interest on the margin loans accrued at a rate of 2.4% plus LIBOR per year. During June of 2019, the outstanding borrowings of $200 million in principal and $22 million of paid in kind interest were repaid with proceeds from the Margin Loan (defined below). Based on the lenders involved in the original margin loan agreements and the Margin Loan, half of the repayment of the original margin loans was accounted for as a modification of debt and half was accounted for as an extinguishment of debt.

On June 10, 2019, a wholly owned subsidiary of TripCo (“TripSPV”) entered into a margin loan agreement which included borrowings of $225 million under a term loan and an additional $25 million available under a delayed draw term loan (collectively, the “Margin Loan”). Borrowings under the Margin Loan bore interest at a rate of 2.0% plus LIBOR per annum and TripCo was required to pay a quarterly commitment fee of 0.75% per annum based on the daily unused amount of the Margin Loan. On November 13, 2019, TripSPV borrowed $15 million under the delayed draw term loan. Pursuant to an amendment to the Margin Loan on November 19, 2019, TripSPV borrowed an additional $75 million under the term loan, and, beginning on such date, interest on all outstanding amounts under the Margin Loan accrued at a rate of 3.0% plus LIBOR per annum.  In addition, availability under the delayed draw term loan was limited to the $15 million already outstanding and the maturity of the Margin Loan was extended to November 19, 2022. Also pursuant to the November 19, 2019 amendment, on December 20, 2019, TripSPV borrowed an additional $33 million under the term loan. Effective as of December 20, 2019, borrowings under the Margin Loan bear interest at a rate of 3.225% per annum. Interest and commitment fees can be paid in kind or in cash at the election of TripCo. The Company expects that interest and commitment fees will be paid in kind and added to the principal amount of the Margin Loan.

Based on the lenders involved and terms of the Margin Loan, the November 19, 2019 amendment was treated as a modification of debt.  Common Stock and Class B Common Stock of Tripadvisor were pledged as collateral pursuant to this agreement. The agreement contains language that indicates that TripSPV, as transferor of underlying shares as collateral, has the right to exercise all voting, consensual and other powers of ownership pertaining to the transferred shares for all purposes, provided that it will not vote the shares in any manner that would reasonably be expected to give rise to transfer or certain other restrictions. Similarly, the loan agreement indicates that no lender party shall have any voting rights with respect to the shares transferred, except to the extent that a lender party buys any shares in a sale or other disposition made pursuant to the terms of the loan agreement. The agreement also contains certain restrictions related to additional indebtedness and margin calls. The initial margin call would require the outstanding balance to be reduced to $157.5 million, plus 50% of the additional borrowings on December 20, 2019, if at any time the closing price per share of Tripadvisor common stock were to fall below a certain minimum value.  The maturity date of the Margin Loan is November 19, 2022.  The Margin Loan contains various affirmative and negative covenants that restrict the activities of the borrower. The loan agreement does not include any financial covenants.

During the year ended December 31, 2019, TripCo recorded $6 million of non-cash interest related to the Margin Loan.

LIBERTY TRIPADVISOR HOLDINGS, INC.

Notes to Consolidated Financial Statements (Continued)

December 31, 2019, 2018 and 2017

As of December 31, 2019, the values of Tripadvisor’s shares pledged as collateral pursuant to the Margin Loan, determined based on the trading price of the Common Stock and on an as-if converted basis for the Class B Common Stock, are as follows:

	Number of Shares
	Pledged
	as Collateral as of	Share value as of
Pledged Collateral	December 31, 2019	December 31, 2019
	amounts in millions
Common Stock	18.2	$552
Class B Common Stock	12.8	$389

Tripadvisor Credit Facilities

Tripadvisor is party to a credit agreement, with a group of lenders, which, among other things, provides for a $1.2 billion unsecured revolving credit facility (the “2015 Credit Facility”) with a maturity date of May 12, 2022. Borrowings under the 2015 Credit Facility generally bear interest, at Tripadvisor’s option, at a rate per annum equal to either (i) the Eurocurrency Borrowing rate, or the adjusted LIBOR for the interest period in effect for such borrowing; plus an applicable margin ranging from 1.25% to 2.00%, based on Tripadvisor’s leverage ratio; or (ii) the Alternate Base Rate Borrowing, which is the greatest of (a) the Prime Rate in effect on such day, (b) the New York Fed Bank Rate in effect on such day plus 1/2 of 1.00% per annum and (c) the Adjusted LIBOR (or LIBOR multiplied by the Statutory Reserve Rate) for an interest period of one month plus 1.00%; in addition to an applicable margin ranging from 0.25% to 1.00%, based on Tripadvisor’s leverage ratio. Tripadvisor may borrow from the 2015 Credit Facility in U.S. dollars, Euros and British pound. In addition, Tripadvisor’s 2015 Credit Facility includes $15 million of borrowing capacity available for letters of credit and $40 million for Swing Line borrowings on same-day notice. As of December 31, 2019, Tripadvisor had issued $3 million of outstanding letters of credit under the 2015 Credit Facility. Tripadvisor is also required to pay a quarterly commitment fee, at an applicable rate ranging from 0.15% to 0.30%, on the daily unused portion of the revolving credit facility for each fiscal quarter and additional fees in connection with the issuance of letters of credit. As of December 31, 2019, Tripadvisor’s unused revolver capacity was subject to a commitment fee of 0.15%, given Tripadvisor’s leverage ratio.

As of both December 31, 2019 and 2018, Tripadvisor had no outstanding borrowings and approximately $1.2 billion of borrowing capacity under the 2015 Credit Facility. During the year ended December 31, 2018, Tripadvisor made a net repayment of $230 million on the 2015 Credit Facility. These net repayments were primarily made from a one-time cash repatriation of $325 million of foreign earnings to the United States during the first quarter of 2018.

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

December 31, 2019, 2018 and 2017

default, including a change of control. If an event of default occurs, the lenders under the 2015 Credit Facility will be entitled to take various actions, including the acceleration of all amounts due under the 2015 Credit Facility.

Tripadvisor’s Chinese subsidiary is party to a $30 million, one-year revolving credit facility with the Bank of America (the “Tripadvisor Chinese Credit Facility—BOA”) that is currently subject to review on a periodic basis with no specific expiration period. This credit facility generally bears interest at a rate based on the People’s Bank of China benchmark, including certain adjustments, which may be made in accordance with market conditions at the time of borrowing. As of both December 31, 2019 and 2018, there were no outstanding borrowings under this credit facility.

Fair Value

Due to the primarily variable rate nature, TripCo believes that the carrying amount of its debt approximated fair value at December 31, 2019 and 2018.

Debt Covenants

As of December 31, 2019, each of the Company and Tripadvisor was in compliance with its respective debt covenants.

(8) Leases

In February 2016 and subsequently, the FASB issued new guidance which revises the accounting for leases (“ASC 842”). Under the new guidance, entities that lease assets are required to recognize assets and liabilities on the balance sheet related to the rights and obligations created by those leases regardless of whether they are classified as finance or operating leases. In addition, new disclosures are required to meet the objective of enabling users of the financial statements to better understand the amount, timing, and uncertainty of cash flows arising from leases. We adopted ASC 842 on January 1, 2019 and elected the optional transition method that allowed for a cumulative-effect adjustment in the period of adoption.  Results for reporting periods beginning after January 1, 2019 are presented under ASC 842, while prior period amounts were not adjusted and continue to be reported under the accounting standards in effect for those periods.

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

LIBERTY TRIPADVISOR HOLDINGS, INC.

Notes to Consolidated Financial Statements (Continued)

December 31, 2019, 2018 and 2017

The adoption of ASC 842 did not have a material impact to our consolidated statement of operations and statement of cash flows during the year ended December 31, 2019. The effect of the adoption on our consolidated balance sheet as of January 1, 2019 from the adoption of ASC 842 is as follows:

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

Operating Leases

Tripadvisor leases office space in a number of countries around the world under non-cancelable lease agreements. Tripadvisor’s office space leases, exclusive of its Headquarters Lease, are operating leases. Operating lease ROU assets and liabilities are recognized at the lease commencement date, or the date the lessor makes the leased asset available for use, based on the present value of the lease payments over the lease term using Tripadvisor’s estimated incremental borrowing rate.

Tripadvisor’s office space operating leases expire at various dates with the latest maturity in June 2027. Certain leases include options to extend the lease term for up to 6 years and/or terminate the leases within 1 year, which Tripadvisor includes in the lease terms if it is reasonably certain to exercise these options.

Finance Lease

In June 2013, Tripadvisor entered into its Headquarters Lease and pursuant to that lease, the landlord built an approximately 280,000 square foot rental building in Needham, Massachusetts (the “Premises”) and leased the Premises to Tripadvisor as its new corporate headquarters for an initial term of 15 years and 7 months or through December 2030. Tripadvisor also has an option to extend the term of the Headquarters Lease for two consecutive terms of five years each. As required under the transition guidance in ASC 842, Tripadvisor assessed the lease classification for its Headquarters Lease and concluded it should be classified and accounted for as a finance lease upon adoption on January 1, 2019. Accordingly, on January 1, 2019, Tripadvisor derecognized the previous asset and liability associated with the Headquarters Lease’s previous build-to-suit designation, with the exception of prepaid rent, as discussed below, and recognized an ROU asset and a finance lease liability of $114 million and $88 million, respectively, on its consolidated balance sheet. The difference between the finance lease ROU asset and finance lease liability consists of a net asset of $26

LIBERTY TRIPADVISOR HOLDINGS, INC.

Notes to Consolidated Financial Statements (Continued)

December 31, 2019, 2018 and 2017

million, primarily related to structural improvements paid by Tripadvisor, net of tenant incentives and accumulated amortization, which is classified as prepaid rent under the new guidance.

Finance lease ROU assets and finance lease liabilities commencing after January 1, 2019 are recognized similar to an operating lease, at the lease commencement date or the date the lessor makes the leased asset available for use. Finance lease ROU assets are generally amortized on a straight-line basis over the lease term, and the carrying amount of the finance lease liabilities are (1) accreted to reflect interest using the incremental borrowing rate if the rate implicit in the lease is not readily determinable, and (2) reduced to reflect lease payments made during the period. Amortization expense for finance lease ROU assets and interest accretion on finance lease liabilities are recorded to depreciation and interest expense, respectively, in the consolidated statements of operations.

The components of lease expense during the year ended December 31, 2019 were as follows:

Year ended
December 31, 2019
in millions
Operating lease cost (1)	$24
Finance lease cost:
Amortization of right-of-use assets (2)	$9
Interest on lease liabilities (3)	4
Total finance lease cost	$13
Sublease income (1)	(3)
Total lease cost, net	$34
(1)	Included in operating expense, including stock-based compensation in the consolidated statement of operations.
(2)	Included in depreciation expense in the consolidated statement of operations.
(3)	Included in interest expense in the consolidated statement of operations.

For the years ended December 31, 2018 and 2017, TripCo recorded rental expense of $17 million and $19 million, respectively.

LIBERTY TRIPADVISOR HOLDINGS, INC.

Notes to Consolidated Financial Statements (Continued)

December 31, 2019, 2018 and 2017

Supplemental balance sheet information related to leases is as follows:

December 31, 2019
in millions
Operating leases:
Operating lease right-of-use assets (1)	$74

Current operating lease liabilities (2)	$20
Operating lease liabilities (3)	64
Total operating lease liabilities	$84

Finance Lease:
Finance lease right-of-use assets (4)	$105

Current finance lease liabilities (2)	$5
Finance lease liabilities (3)	78
Total finance lease liabilities	$83
(1)	Included in other assets, at cost, net of accumulated amortization in the consolidated balance sheet.
(2)	Included in accrued liabilities and other current liabilities in the consolidated balance sheet.
(3)	Included in other liabilities in the consolidated balance sheet.
(4)	Included in property and equipment, net in the consolidated balance sheet.

Additional information related to leases is as follows for the periods presented:

Year ended
December 31, 2019
in millions
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash outflows from operating leases	$26
Operating cash outflows from finance lease	$4
Financing cash outflows from finance lease	$5
Right-of-use assets obtained in exchange for lease liabilities:
Operating leases	$106
Finance lease	$88

As of December 31, 2019
Weighted-average remaining lease term
Operating leases	4.4 years
Finance lease	11.0 years
Weighted-average discount rate
Operating leases	4.11%
Finance lease	4.49%

LIBERTY TRIPADVISOR HOLDINGS, INC.

Notes to Consolidated Financial Statements (Continued)

December 31, 2019, 2018 and 2017

Future lease payments under non-cancellable leases as of December 31, 2019 were as follows:

	Operating Leases	Finance Lease
	in millions
2020	$23	9
2021	23	10
2022	19	10
2023	13	10
2024	8	10
Thereafter	6	57
Total future lease payments	$92	106
Less: imputed interest	(8)	(23)
Total	$84	83

As of December 31, 2019, we did not have any additional operating or finance leases that have not yet commenced but that create significant rights and obligations.

(9) Income Taxes

On December 22, 2017, the U.S. government enacted comprehensive tax legislation commonly referred to as the Tax Cuts and Jobs Act (the “Tax Act”). The Tax Act made broad and complex changes to the U.S. tax code, the most significant of which was a reduction to the U.S. federal corporate tax rate from 35 percent to 21 percent. The Company reflected the income tax effects of those aspects of the Tax Act for which the accounting was known as of December 31, 2017 and made immaterial revisions to such amounts during the allowed one year measurement period. As of December 31, 2018, the Company had completed its analysis of the tax effects of the Tax Act.

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

LIBERTY TRIPADVISOR HOLDINGS, INC.

Notes to Consolidated Financial Statements (Continued)

December 31, 2019, 2018 and 2017

Income tax benefit (expense) consists of:

	Years ended
	December 31,
	2019	2018	2017
	amounts in millions
Current:
Federal	$(31)	(39)	(92)
State and local	(6)	(12)	(2)
Foreign	(26)	(14)	(6)
	$(63)	(65)	(100)
Deferred:
Federal	$27	14	288
State and local	20	(5)	30
Foreign	32	(1)	11
	79	8	329
Income tax benefit (expense)	$16	(57)	229

The following table presents a summary of our domestic and foreign earnings (losses) from continuing operations before income taxes:

	Years ended
	December 31,
	2019	2018	2017
	amounts in millions
Domestic	$(178)	3	(1,720)
Foreign	46	45	(90)
Total	$(132)	48	(1,810)

LIBERTY TRIPADVISOR HOLDINGS, INC.

Notes to Consolidated Financial Statements (Continued)

December 31, 2019, 2018 and 2017

Income tax benefit (expense) differs from the amounts computed by applying the U.S. federal income tax rate of 21% for the years ended December 31, 2019 and 2018 and 35% for the year ended December 31, 2017 as a result of the following:

	Years ended
	December 31,
	2019	2018	2017
	amounts in millions
Computed expected tax benefits (expense)	$28	(10)	634
State and local taxes, net of federal income taxes	2	(14)	17
Foreign taxes, net of foreign tax credits	13	11	2
Transition tax	—	—	(67)
Change in tax rate due to Tax Act	—	—	139
Taxable dividend net of dividends received deduction	(13)	—	—
Basis difference in consolidated subsidiary	22	(17)	(8)
Change in valuation allowance	(11)	(4)	(27)
Change in unrecognized tax benefits	(25)	(12)	(11)
Federal tax credits	11	9	8
Stock-based compensation	(4)	(8)	(12)
Impairment of nondeductible goodwill	—	—	(445)
Other	(7)	(12)	(1)
Income tax (expense) benefit	$16	(57)	229

During 2019, the Company recognized additional tax expense for changes in unrecognized tax benefits and dividends from Tripadvisor not recognized for book purposes, net of a dividends received deduction.  These expense items were partially offset by a net income tax benefit from earnings in foreign jurisdictions taxed at rates other than the 21% U.S. federal tax rate and federal income tax credits.

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

LIBERTY TRIPADVISOR HOLDINGS, INC.

Notes to Consolidated Financial Statements (Continued)

December 31, 2019, 2018 and 2017

The tax effects of temporary differences and tax attributes that give rise to significant portions of the deferred income tax assets and deferred income tax liabilities are presented below:

	December 31,
	2019	2018
	amounts in millions
Deferred tax assets:
Tax loss and credit carryforwards	$89	77
Stock-based compensation	53	48
Lease financing obligation	24	22
Other	(23)	78
Total deferred tax assets	143	225
Less: valuation allowance	(80)	(60)
Net deferred tax assets	63	165
Deferred tax liabilities:
Intangible assets	(297)	(387)
Investments	(17)	(41)
Other	3	(62)
Total deferred tax liabilities	(311)	(490)
Net deferred tax liability	$(248)	(325)

During the year ended December 31, 2019, there was an $11 million increase in the Company’s valuation allowance that affected tax expense and a $9 million increase related to acquisitions in 2019.

As a result of the Tax Act, foreign earnings may now generally be repatriated back to the U.S. without incurring U.S. federal income tax.  Historically, Tripadvisor had asserted its intention to indefinitely reinvest the cumulative undistributed earnings of its foreign subsidiaries.  In response to increased cash requirements in the U.S. related to Tripadvisor’s declaration of a special cash dividend and other strategic initiatives during the fourth quarter of 2019, Tripadvisor determined it no longer considers $501 million of these foreign earnings to be indefinitely reinvested. During the year ended December 31, 2019, Tripadvisor has recorded a deferred tax liability of $1 million for the U.S. state income tax and foreign withholding tax liabilities on the cumulative undistributed foreign earnings that are not indefinitely invested.  Tripadvisor intends to indefinitely reinvest $118 million of its foreign earnings in its non-U.S. subsidiaries.  Determination of the amount of unrecognized deferred income tax liability related to these earnings is not practicable.

At December 31, 2019, the Company has a deferred tax asset of $89 million for federal, state, and foreign net operating losses (“NOLs”), interest expense carryforwards and tax credit carryforwards. Of this amount, $72 million is recorded at Tripadvisor.  If not utilized to reduce income tax liabilities at Tripadvisor in future periods, these loss carryforwards and tax credits will expire at various times between 2020 and 2038.  The remaining deferred tax asset of $17 million relates to federal and state net operating loss carryforwards recorded at TripCo. If not utilized to reduce income tax liabilities at TripCo in future periods, these net operating loss carryforwards will expire at various times between 2023 and 2037. These carryforwards recorded at Tripadvisor and TripCo are expected to be utilized prior to expiration, except for $80 million of NOLs, interest expense carryforwards, and tax credit carryforwards, which based on current projections may expire unused.

LIBERTY TRIPADVISOR HOLDINGS, INC.

Notes to Consolidated Financial Statements (Continued)

December 31, 2019, 2018 and 2017

A reconciliation of unrecognized tax benefits is as follows (amounts in millions):

	Years ended
	December 31,
	2019	2018	2017
Balance at beginning of year	$136	123	105
Additions based on tax positions related to the current year	11	11	17
Additions for tax positions of prior years	1	2	1
Reductions for tax positions of prior years	(8)	—	—
Balance at end of year	$140	136	123

As of December 31, 2019, 2018 and 2017, the Company had recorded tax reserves of $140 million, $136 million and $123 million, respectively, related to unrecognized tax benefits for uncertain tax positions, which is classified as long-term and included in other long-term liabilities on the consolidated balance sheets. Prior to the acquisition of a controlling interest in Tripadvisor in December 2012, the Company did not have any unrecognized tax benefits for uncertain tax positions. If the unrecognized tax benefits were to be recognized for financial statement purposes, approximately $82 million, $87 million and $78 million for the years ended December 31, 2019, 2018 and 2017, respectively, would be reflected in the Company’s tax expense and affect its effective tax rate. The Company’s estimate of its unrecognized tax benefits related to uncertain tax positions requires a high degree of judgment. The Company anticipates that the liability for unrecognized tax benefits could decrease by up to $12 million within the next twelve months due to the settlement of examinations of issues with tax authorities.

As of December 31, 2019 and 2018, the Company had recorded approximately $29 million and $20 million, respectively, of accrued interest and penalties related to uncertain tax positions.

As of December 31, 2019, TripCo’s tax years prior to 2015 are closed for federal income tax purposes, and the Internal Revenue Service (“IRS”) has completed its examination of TripCo’s 2016 and 2017 tax years. TripCo’s 2018 and 2019 tax years are being examined currently as part of the IRS’s Compliance Assurance Process program. Because TripCo’s ownership of Tripadvisor is less than the required 80%, Tripadvisor does not consolidate with TripCo for federal income tax purposes.

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

Tripadvisor is undergoing an audit by the IRS for the short-period 2011, 2012-2016 tax years under an employment tax audit by the IRS for the 2013 and 2014 tax years. Various states are currently examining Tripadvisor’s prior year’s state income tax returns. Tripadvisor is no longer subject to tax examinations by tax authorities for years prior to 2009.  As of December 31, 2019, no material assessments have resulted, except as noted below.

LIBERTY TRIPADVISOR HOLDINGS, INC.

Notes to Consolidated Financial Statements (Continued)

December 31, 2019, 2018 and 2017

In January 2017 and April 2019, as part of Expedia’s IRS audit, Tripadvisor received Notices of Proposed Adjustment from the IRS for the 2009, 2010 and 2011 tax years. Subsequently, in September 2019, as part of Tripadvisor’s standalone audit, Tripadvisor received Notices of Proposed Adjustment from the IRS for the 2012 and 2013 tax years.  These proposed adjustments are related to certain transfer pricing arrangements with Tripadvisor’s foreign subsidiaries, and would result in an increase to Tripadvisor’s worldwide income tax expense in an estimated range of $35 million to $40 million at the close of the audit if the IRS prevails, after consideration of competent authority relief and transition tax, exclusive of interest and penalties. Tripadvisor disagrees with the proposed adjustments and intends to defend its position through applicable administrative and, if necessary, judicial remedies. Tripadvisor’s policy is to review and update tax reserves as facts and circumstances change. Based on Tripadvisor’s interpretation of the regulations and available case law, it believes the position taken with regard to transfer pricing with its foreign subsidiaries is sustainable.  In addition to the risk of additional tax for 2009 through 2013 transactions, if the IRS were to seek transfer pricing adjustments of a similar nature for transactions in subsequent years, Tripadvisor would be subject to significant additional tax liabilities.

(10) Stockholders’ Equity

Preferred Stock

TripCo’s preferred stock is issuable, from time to time, with such powers, designations, preferences and relative, participating, optional or other rights and qualifications, limitations or restrictions thereof, as shall be stated and expressed in a resolution or resolutions providing for the issue of such preferred stock adopted by TripCo’s Board of Directors.  As of December 31, 2019, no shares of preferred stock were issued.

Common Stock

Series A common stock entitles the holders to one vote per share, Series B common stock entitles the holders to ten votes per share and Series C common stock, except as otherwise required by applicable law, entitles the holder to no voting rights.  All series of TripCo common stock participate on an equal basis with respect to dividends and distributions.

Subsidiary Purchases of Common Stock

On January 25, 2017, Tripadvisor’s Board of Directors authorized the repurchase of $250 million of its shares of common stock under a share repurchase program. During the year ended December 31, 2017, Tripadvisor repurchased a total of 6,079,003 shares of its outstanding common stock for $250 million in the aggregate, and completed this share repurchase program.

On January 31, 2018, Tripadvisor’s Board of Directors authorized an additional repurchase of up to $250 million of its shares of common stock under a share repurchase program. This share repurchase program has no expiration date but may be suspended or terminated by Tripadvisor’s Board of Directors at any time. During the year ended December 31, 2018, Tripadvisor repurchased 2,582,198 shares of its outstanding common stock for $100 million in the aggregate.

On November 1, 2019, Tripadvisor’s Board of Directors authorized the repurchase of an additional $100 million in shares of its common stock under its existing share repurchase program, which increased the amount available under this share repurchase program to $250 million. During the year ended December 31, 2019, Tripadvisor repurchased 2,059,846 shares of its outstanding common stock for $60 million in the aggregate. As of December 31, 2019, Tripadvisor had approximately $190 million remaining available to repurchase shares of its common stock under this share repurchase program.

LIBERTY TRIPADVISOR HOLDINGS, INC.

Notes to Consolidated Financial Statements (Continued)

December 31, 2019, 2018 and 2017

Subsidiary Dividends

On November 1, 2019, Tripadvisor’s Board of Directors declared a special cash dividend of $3.50 per share, or approximately $488 million in the aggregate. The dividend was payable on December 4, 2019 to stockholders of record on November 20, 2019. TripCo’s share of the dividend was $108 million based on our ownership in Tripadvisor. During the years ended December 31, 2018 and 2017, Tripadvisor’s Board of Directors did not declare any dividends on its common stock.

Any determination by Tripadvisor to pay dividends in the future will be at the discretion of Tripadvisor’s Board of Directors and will depend on its results of operations, earnings, capital requirements, financial condition, future prospects, contractual restrictions and other factors deemed relevant by Tripadvisor’s Board of Directors. Tripadvisor’s ability to pay dividends is also limited by the terms of the 2015 Credit Facility. In connection with the declaration of such dividends, Tripadvisor’s non-vested RSUs are entitled to dividend equivalents, which will be payable to the holder subject to, and upon vesting of, the underlying awards. Tripadvisor’s outstanding stock options are not entitled to dividend or dividend equivalents.

(11) Stock-Based Compensation

TripCo Incentive Plans

Pursuant to the Liberty TripAdvisor Holdings, Inc. 2019 Omnibus Incentive Plan (the “2019 Plan”), the Company may grant Awards in respect of a maximum of 5.0 million shares of TripCo common stock. Awards generally vest over 1-5 years and have a term of 7-10 years.  TripCo issues new shares upon exercise of equity awards.

TripCo – Grants

During the year ended December 31, 2019, TripCo granted 27 thousand options to purchase shares of Series B TripCo common stock, 35 thousand performance-based restricted stock units (“RSUs”) of Series B TripCo common stock and 320 thousand time-based RSUs of Series B TripCo common stock to our CEO. Such options had a grant-date fair value (“GDFV”) of $6.41 per share. The performance-based RSUs had a GDFV of $14.17 per share and the time-based RSUs had a GDFV of $7.23 per share at the time they were granted. The options vested on December 31, 2019, and the performance-based RSUs cliff vest one year from the month of grant, subject to the satisfaction of certain performance objectives. Performance objectives, which are subjective, are considered in determining the timing and amount of the compensation expense recognized. When the satisfaction of the performance objectives becomes probable, the Company records compensation expense. The probability of satisfying the performance objectives is assessed at the end of each reporting period.  The time-based RSUs cliff vest on December 15, 2023, and represent the first upfront grant related to the CEO’s new employment agreement.  See discussion in note 1 regarding the new compensation agreement with TripCo’s CEO.

Also during the year ended December 31, 2019, TripCo granted to its employees 73 thousand options to purchase shares of Series A TripCo common stock. Such options had a weighted average GDFV of $3.53 and vest between three and five years.

During the years ended December 31, 2019, 2018 and 2017, TripCo granted 79 thousand, 59 thousand and 105 thousand options, respectively, to purchase shares of Series A TripCo common stock to its non-employee directors.  Such options had a weighted average GDFV of $3.42, $8.83 and $4.11 per share, respectively, and cliff vest over a 1-year vesting period.

LIBERTY TRIPADVISOR HOLDINGS, INC.

Notes to Consolidated Financial Statements (Continued)

December 31, 2019, 2018 and 2017

There were no exercises, forfeitures or cancellations of Series B TripCo common stock during the year ended December 31, 2019.

The Company has calculated the GDFV for all of its equity classified awards and any subsequent remeasurement of its liability classified awards using the Black-Scholes-Merton Model.  The Company estimates the expected term of the Awards based on historical exercise and forfeiture data.  For grants made in 2019, 2018 and 2017, the range of expected terms was 4.8 years to 6.3 years.  The volatility used in the calculation for Awards is based on the historical volatility of TripCo common stock.  For grants made in 2019, 2018 and 2017, the range of volatilities was 49.1% to 54.2%.  The Company uses a zero dividend rate and the risk-free rate for Treasury Bonds with a term similar to that of the subject options. The Company recognizes the cost of an Award over the period during which the employee is required to provide service (usually the vesting period of the Award).

TripCo - Outstanding Awards

The following tables present the number and weighted average exercise price (“WAEP”) of Awards to purchase TripCo common stock granted to certain officers, employees and directors of the Company, as well as the weighted average remaining life and aggregate intrinsic value of the Awards.

			Weighted
			average
			remaining	Aggregate
			contractual	intrinsic
	Series A	WAEP	life	value
	in thousands		in years	in millions
Outstanding at January 1, 2019	570	$15.40
Granted	151	$7.20
Exercised	—	$—
Forfeited/Cancelled	(4)	$17.19
Outstanding at December 31, 2019	717	$13.65	3.3	$—
Exercisable at December 31, 2019	565	$15.38	2.3	$—

			Weighted
			average
			remaining	Aggregate
			contractual	intrinsic
	Series B	WAEP	life	value
	in thousands		in years	in millions
Outstanding at January 1, 2019	1,797	$27.83
Granted	27	$14.28
Exercised	—	$—
Forfeited/Cancelled	—	$—
Outstanding at December 31, 2019	1,824	$27.63	5.0	$—
Exercisable at December 31, 2019	1,824	$27.63	5.0	$—

As of December 31, 2019, the total unrecognized compensation cost related to unvested equity Awards was $485 thousand. Such amount will be recognized in the Company’s statements of operations over a weighted average period of approximately two years.

LIBERTY TRIPADVISOR HOLDINGS, INC.

Notes to Consolidated Financial Statements (Continued)

December 31, 2019, 2018 and 2017

As of December 31, 2019, TripCo reserved 2.5 million shares of Series A and Series B TripCo common stock for issuance under exercise privileges of outstanding stock Awards.

TripCo - Exercises

The aggregate intrinsic value of all TripCo options exercised during the years ended December 31, 2018 and 2017 was $117 thousand and $478 thousand, respectively.  No TripCo options were exercised in 2019.

TripCo — Restricted Stock

The aggregate fair value of all restricted shares of TripCo common stock that vested during the years ended December 31, 2019, 2018 and 2017 was $159 thousand, $9 thousand and $13 thousand, respectively.

As of December 31, 2019, TripCo had approximately 402 thousand unvested restricted shares of Series A and Series B TripCo common stock held by certain directors, officers and employees of the Company with a weighted average GDFV of $8.26 per share.

Tripadvisor Equity Grant Awards

On June 21, 2018, Tripadvisor’s stockholders approved the 2018 Stock and Annual Incentive Plan (the “2018 Plan”) primarily for the purpose of providing sufficient reserves of shares of Tripadvisor’s common stock to ensure its ability to continue to provide new hires, employees and management with equity incentives. The number of shares reserved and available for issuance under the 2018 Plan is 6,000,000 plus the number of shares available for issuance (and not subject to outstanding awards) under the Amended and Restated 2011 Stock and Annual Incentive Plan (the “2011 Plan”), as of the effective date of the 2018 Plan and no additional awards will be granted under the 2011 Plan.  The 2018 Plan provides for the grant of stock options, stock appreciation rights, restricted stock, RSUs, and other stock-based awards to Tripadvisor’s directors, officers, employees and consultants. Grants were valued using a volatility of 42.1% and the applicable risk free rate for an expected term of 5.2 years for the year ended December 31, 2019, volatility of 41.9% and the applicable risk free rate for an expected term of 5.5 years for the year ended December 31, 2018 and a volatility of 42.1% and the applicable risk free rate for an expected term of 6.1 years for the year ended December 31, 2017.

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

December 31, 2019, 2018 and 2017

The following table presents the number, WAEP and aggregate intrinsic value of stock options to purchase Tripadvisor common stock granted under their 2011 Plan and 2018 Plan:

			Weighted
			Average
			Remaining	Aggregate
	Number of		Contractual	Intrinsic
	Options	WAEP	Life	Value
	in thousands		in years	in millions
Outstanding at January 1, 2019	6,041	$54.00
Granted	752	$48.30
Exercised	(195)	$42.17
Cancelled or expired	(581)	$56.97
Outstanding at December 31, 2019	6,017	$50.27	5.9	$—
Exercisable at December 31, 2019	3,425	$57.27	4.2	$—

The weighted average GDFV of service based stock options under their 2011 Plan and 2018 Plan was $21.25 for the year ended December 31, 2019. These stock options generally have a term of ten years from the date of grant and typically vest equally over a four year requisite service period. As of December 31, 2019, the total number of shares reserved for future stock-based awards under the 2018 Plan is approximately 10.1 million shares. Tripadvisor related stock-based compensation for the year ended December 31, 2019 was approximately $124 million. As of December 31, 2019, the total unrecognized compensation cost related to unvested Tripadvisor stock options was approximately $32 million and will be recognized over a weighted average period of approximately 2.6 years.

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

Tripadvisor issues market-based performance restricted stock units (“MSUs”), which vest upon achievement of specified levels of market conditions. The fair value of the MSUs is estimated at the date of grant using a Monte-Carlo simulation model. The probabilities of the actual number of market-based performance units expected to vest and resultant actual number of shares of Tripadvisor common stock expected to be awarded are reflected in the grant date fair values; therefore, the compensation expense for these awards will be recognized assuming the requisite service period is rendered and are not adjusted based on the actual number of awards that ultimately vest.

During the year ended December 31, 2019, Tripadvisor granted approximately 5 million of primarily service-based RSUs and market-based MSUs under the 2018 Plan. The RSUs’ fair value was measured based on the quoted price of Tripadvisor common stock at the date of grant. As the MSUs provide for vesting based upon Tripadvisor’s total shareholder return, or “TSR,” performance, the potential outcomes of future stock prices and TSR of Tripadvisor and the Nasdaq Composite Total Return Index, was used to calculate the GDFV of these awards. The weighted average GDFV for RSUs and MSUs granted during 2019 was $47.61 per share. As of December 31, 2019, the total unrecognized compensation cost related to 9 million unvested Tripadvisor RSUs and MSUs outstanding was approximately $248 million which will be recognized over the remaining vesting term of approximately 2.5 years.

LIBERTY TRIPADVISOR HOLDINGS, INC.

Notes to Consolidated Financial Statements (Continued)

December 31, 2019, 2018 and 2017

(12) Employee Benefit Plans

Tripadvisor sponsors a 401(k) plan and makes matching contributions to the plans based on a percentage of the amount contributed by employees. Employer cash contributions related to Tripadvisor were $14 million, $13 million and $9 million for the years ended December 31, 2019, 2018 and 2017, respectively.

(13) Commitments and Contingencies

Off-Balance Sheet Arrangements

TripCo did not have any other off-balance sheet arrangements that have, or are reasonably likely to have, a current or future effect on the Company’s financial condition, results of operations, liquidity, capital expenditures or capital resources.

Litigation

In the ordinary course of business, the Company and its subsidiaries are parties to legal proceedings and claims arising out of our operations. These matters may relate to claims involving patent and intellectual property rights (including alleged infringement of third-party intellectual property rights), tax matters (including value-added, excise, transient occupancy and accommodation taxes), regulatory compliance (including competition and consumer matters), defamation and other claims. Although it is reasonably possible that the Company may incur losses upon conclusion of such matters, an estimate of any loss or range of loss cannot be made. In the opinion of management, it is expected that amounts, if any, which may be required to satisfy such contingencies will not be material in relation to the accompanying consolidated financial statements.

(14) Segment Information

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

The revised segment reporting structure includes the following reportable segments: (1) Hotels, Media & Platform; and (2) Experiences & Dining. All prior period segment disclosure information has been reclassified to conform to the current reporting structure in this Form 10-K. These reclassifications had no effect on our consolidated financial statements in any period.

LIBERTY TRIPADVISOR HOLDINGS, INC.

Notes to Consolidated Financial Statements (Continued)

December 31, 2019, 2018 and 2017

TripCo evaluates performance and makes decisions about allocating resources to its operating segments based on financial measures such as revenue, Adjusted OIBDA, gross margin, and revenue or sales per customer equivalent. In addition, TripCo reviews nonfinancial measures such as unique website visitors, conversion rates and active customers, as appropriate.

Beginning in the first quarter of 2019, we have identified the following as reportable segments:

●	Hotels, Media & Platform – includes the following revenue sources: (1) Tripadvisor-branded hotels revenue – primarily consisting of Tripadvisor-branded hotel metasearch auction-based revenue, transaction revenue from Tripadvisor’s hotel instant booking feature, subscription-based advertising and hotel sponsored placements revenue; and (2) Tripadvisor-branded display and platform revenue – consisting of Tripadvisor-branded display-based revenue. All direct general and administrative costs are included in the applicable business, however, all corporate general and administrative costs are included in the Hotels, Media & Platform reportable segment. In addition, the Hotels, Media & Platform reportable segment includes all Tripadvisor-related brand advertising expenses (primarily television advertising) and technical infrastructure and other costs supporting the Tripadvisor platform.
●	Experiences & Dining – Tripadvisor provides information and services for consumers to research, book and experience activities and attractions in popular travel destinations primarily through Viator, Tripadvisor’s dedicated Experiences business, and on Tripadvisor’s website and mobile apps. Tripadvisor generates commissions for each booking transaction it facilitates through its online reservation system. Tripadvisor also provides information and services for consumers to research and book restaurants in popular travel destinations through its dedicated restaurant reservations business, TheFork, and on Tripadvisor-branded websites and mobile apps.

Performance Measures

For segment reporting purposes, TripCo defines Adjusted OIBDA as revenue less operating expenses, and selling, general and administrative expenses (excluding stock-based compensation and specifically identified non-recurring transactions). TripCo believes this measure is an important indicator of the operational strength and performance of its businesses, by identifying those items that are not directly a reflection of each business’ performance or indicative of ongoing business trends. In addition, this measure allows management to view operating results, and perform analytical comparisons and benchmarking between businesses and identify strategies to improve performance. This measure of performance excludes depreciation and amortization, stock-based compensation, separately reported litigation settlements and restructuring and impairment charges that are included in the measurement of operating income pursuant to GAAP.  Accordingly, Adjusted OIBDA should be considered in addition to, but not as a substitute for, operating income, net income, cash flow provided by operating activities and other measures of financial performance prepared in accordance with GAAP. TripCo generally accounts for intersegment sales and transfers as if the sales or transfers were to third parties, that is, at current prices.

LIBERTY TRIPADVISOR HOLDINGS, INC.

Notes to Consolidated Financial Statements (Continued)

December 31, 2019, 2018 and 2017

Revenue and Adjusted OIBDA are summarized as follows:

	Years ended December 31,
	2019		2018		2017
		Adjusted		Adjusted		Adjusted
	Revenue	OIBDA	Revenue	OIBDA	Revenue	OIBDA
	amounts in millions
Hotels, Media & Platform	$939	378	1,001	329	1,022	267
Experiences & Dining	456	5	372	48	264	23
Corporate and other	165	47	242	39	283	32
Consolidated TripCo	$1,560	430	1,615	416	1,569	322

In addition, we do not report assets, capital expenditures and related depreciation expense by segment as our CODM does not use this information to evaluate operating segments.  Accordingly, we do not regularly provide such information by segment to our CODM.

Revenue by Geographic Area

The Company measures its geographic revenue information to the physical location of the Tripadvisor subsidiary which generates the revenue, which is consistent with the measurement of long-lived physical assets, or property and equipment, net.

	December 31,
	2019	2018	2017
	amounts in millions
United States	$821	835	815
United Kingdom	466	508	530
Other countries	273	272	224
Consolidated TripCo	$1,560	1,615	1,569

Long-lived Assets by Geographic Area

	December 31,
	2019	2018
	amounts in millions
United States	$137	137
Other countries	18	17
Consolidated TripCo	$155	154

LIBERTY TRIPADVISOR HOLDINGS, INC.

Notes to Consolidated Financial Statements (Continued)

December 31, 2019, 2018 and 2017

The following table provides a reconciliation of Adjusted OIBDA to operating income and earnings (loss) before income taxes:

	Years ended December 31,
	2019	2018	2017
	amounts in millions
Adjusted OIBDA	$430	416	322
Restructuring and related reorganization costs	(1)	—	—
Legal settlement	—	(5)	—
Stock-based compensation	(131)	(123)	(103)
Depreciation and amortization	(169)	(160)	(213)
Impairment of intangible assets	(288)	—	(1,798)
Operating income (loss)	(159)	128	(1,792)
Interest expense	(22)	(26)	(25)
Realized and unrealized gains (losses) on financial instruments, net	36	(59)	24
Other, net	13	5	(17)
Earnings (loss) before income taxes	$(132)	48	(1,810)

LIBERTY TRIPADVISOR HOLDINGS, INC.

Notes to Consolidated Financial Statements (Continued)

December 31, 2019, 2018 and 2017

(15) Quarterly Financial Information (Unaudited)

	1st	2nd	3rd	4th
	Quarter	Quarter	Quarter	Quarter
	amounts in millions, except per share amounts
2019:
Revenue	$376	422	428	334
Operating income (loss)	$16	51	55	(281)
Net earnings (loss)	$11	23	48	(198)
Net earnings (loss) attributable to Liberty TripAdvisor Holdings, Inc. Series A and Series B stockholders	$(2)	3	16	(39)
Basic earnings (loss) attributable to Liberty TripAdvisor Holdings, Inc. Series A and Series B stockholders per common share	$(0.03)	0.04	0.21	(0.52)
Diluted earnings (loss) attributable to Liberty TripAdvisor Holdings, Inc. Series A and Series B stockholders per common share	$(0.03)	0.04	0.21	(0.52)

	1st	2nd	3rd	4th
	Quarter	Quarter	Quarter	Quarter
	amounts in millions, except per share amounts
2018:
Revenue	$378	433	458	346
Operating income (loss)	$9	34	76	9
Net earnings (loss)	$(35)	(22)	57	(9)
Net earnings (loss) attributable to Liberty TripAdvisor Holdings, Inc. Series A and Series B stockholders	$(31)	(39)	14	(8)
Basic earnings (loss) attributable to Liberty TripAdvisor Holdings, Inc. Series A and Series B stockholders per common share	$(0.41)	(0.52)	0.19	(0.11)
Diluted earnings (loss) attributable to Liberty TripAdvisor Holdings, Inc. Series A and Series B stockholders per common share	$(0.41)	(0.52)	0.19	(0.11)

PART III

The following required information is incorporated by reference to our definitive proxy statement for our 2020 Annual Meeting of Stockholders presently scheduled to be held in the second quarter of 2020:

Item 10.	Directors, Executive Officers and Corporate Governance
Item 11.	Executive Compensation
Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
Item 13.	Certain Relationships and Related Transactions, and Director Independence
Item 14.	Principal Accounting Fees and Services

We expect to file our definitive proxy statement for our 2020 Annual Meeting of Shareholders with the Securities and Exchange Commission on or before April 29, 2020.

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

4 -Instruments Defining the Rights of Securities Holders, including Indentures:
4.1

Specimen Certificate for shares of Series A Common Stock, par value $.01 per share, of the Registrant (incorporated by reference to Exhibit 4.1 to the Registrant's Registration Statement on Form S-1 filed with the Securities and Exchange Commission on May 6, 2014 (File No. 333-195705) (the “S-1”)).

4.2	Specimen Certificate for shares of Series B Common Stock, par value $.01 per share, of the Registrant (incorporated by reference to Exhibit 4.2 to the S-1).
4.3	Description of the Registrant’s Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934. *
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

10.5

Governance Agreement, by and among Tripadvisor, Inc. Liberty Interactive Corporation and Barry Diller, dated as of December 20, 2011 (incorporated by reference to Exhibit 99.2 to Qurate Retail, Inc.’s Schedule 13D in respect of common stock of Tripadvisor, Inc. filed with the Securities and Exchange Commission on December 30, 2011 (File No. 005-86536)).

10.6

Assignment and Assumption of Governance Agreement, made as of August 12, 2014, by and among Liberty TripAdvisor Holdings, Inc., Liberty Interactive Corporation and Tripadvisor, Inc. (incorporated by reference to Exhibit 7(b) to the Registrant’s Schedule 13D in respect of common stock of Tripadvisor, filed with the Securities and Exchange Commission on August 29, 2014 (File No. 005-86536)).

10.7

Tax Sharing Agreement, by and between Tripadvisor, Inc. and Expedia, Inc., dated as of December 20, 2011 (incorporated by reference to Exhibit No. 10.2 to Tripadvisor’s Current Report on Form 8-K filed with the Securities and Exchange Commission on December 27, 2011 (File No. 001-35362) (the "Tripadvisor 8-K")).

10.8

Credit Agreement dated as of June 26, 2015 by and among Tripadvisor, Inc., Tripadvisor Holdings, LLC, Tripadvisor LLC, JPMorgan Chase Bank, N.A., as Administrative Agent; J.P. Morgan Europe Limited, as London Agent; Morgan Stanley Bank, N.A.; Bank of America, N.A.; BNP Paribas; SunTrust Bank; Wells Fargo Bank, National Association; Royal Bank of Canada; Barclays Bank PLC; U.S. Bank National Association; Citibank, N.A.; The Bank of Tokyo-Mitsubishi UFJ, Ltd.; Goldman Sachs Bank USA; and Deutsche Bank AG New York Branch (incorporated by reference to Exhibit 10.1 to Tripadvisor’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on June 30, 2015 (File No. 001-35362)).

10.9

First Amendment, dated as of May 12, 2017, by and among Tripadvisor, Inc., Tripadvisor Holdings, LLC, Tripadvisor LLC, the other Subsidiary Loan Parties party thereto, the Lenders party thereto, JPMorgan Chase Bank, N.A., as administrative agent, and J.P. Morgan Europe Limited, as London agent (incorporated by reference to Exhibit 10.1 to Tripadvisor’s Current Report on Form 8-K filed with the Securities and Exchange Commission on May 15, 2017 (File No. 001-35362).

10.10

Corporate Headquarters Lease with Normandy Gap-V Needham Building 3, LLC, as landlord, dated as of June 20, 2013 (incorporated by reference to Exhibit 10.1 to Tripadvisor's Quarterly Report on Form 10-Q for the quarter ended June 30, 2013, filed with the Securities and Exchange Commission on July 24, 2013 (File No. 001-35362) (the "Tripadvisor 10-Q")).

10.11	Guaranty dated June 20, 2013 by Tripadvisor, Inc. for the benefit of Normandy Gap-V Needham Building 3, LLC, as landlord (incorporated by reference to Exhibit 10.2 to the Tripadvisor 10-Q).
10.12

Form of Tripadvisor Media Group Master Advertising Insertion Order (incorporated by reference to Exhibit 10.23 to Tripadvisor’s Annual Report on Form 10-K for the year ended December 31, 2017 filed on February 21, 2018 (File No. 001-35362)).

10.13+

Form of Non-Qualified Stock Option Agreement under the Liberty TripAdvisor Holdings, Inc. 2014 Omnibus Incentive Plan (Amended and Restated as of March 11, 2015) (incorporated by reference to Exhibit 10.23 to the 2015 Form 10-K).

10.14+

Form of Restricted Stock Award Agreement under Liberty TripAdvisor Holdings, Inc. 2014 Omnibus Incentive Plan (Amended and Restated as of March 11, 2015) (incorporated by reference to Exhibit 10.24 to the 2015 Form 10-K).

10.15+

Amendment, dated March 14, 2018, of certain Liberty TripAdvisor Holdings, Inc. incentive plans (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2018 filed on May 9, 2018 (File No. 001-36603)).

10.16

Form of Amended and Restated Indemnification Agreement between the Registrant and its executive officers/directors (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2019 filed on May 7, 2019 (File No. 001-36603)).

10.17+

Liberty TripAdvisor Holdings, Inc. 2019 Omnibus Incentive Plan (incorporated by reference to Annex A to Liberty TripAdvisor Holdings, Inc.’s Proxy Statement on Schedule 14A, filed with the Securities and Exchange Commission on April 18, 2019 (File No. 001-36603)).

10.18+	Form of Non-Qualified Stock Option Agreement under the Liberty TripAdvisor Holdings, Inc. 2019 Omnibus Incentive Plan.*
10.19+	Form of Performance-based Restricted Stock Units Award Agreement under the Liberty TripAdvisor Holdings, Inc. 2019 Omnibus Incentive Plan.*
10.20+

Services Agreement, dated as of August 27, 2014, by and between Liberty Media Corporation and Liberty TripAdvisor Holdings, Inc. (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on September 3, 2014 (File No. 001-36603)).

10.21+

Form of First Amendment to Services Agreement, effective as of December 13, 2019, between Liberty Media Corporation and Qurate Retail, Inc., Liberty Broadband Corporation, GCI Liberty, Inc. and Liberty TripAdvisor Holdings, Inc.*

10.22+

Executive Employment Agreement, dated effective as of December 13, 2019, between Liberty Media Corporation and Gregory B. Maffei (incorporated by reference to Exhibit 10.1 to Liberty Media Corporations’ Current Report on Form 8-K filed on December 19, 2019 (File No. 001-357047) (the “LMC 2019 8-K”)).

10.23+

Form of Annual Option Award Agreement between the Registrant and Gregory B. Maffei under the Liberty TripAdvisor Holdings, Inc. 2019 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report filed on December 19, 2019 (File No. 001-36603) (the “December 2019 8-K”)).

10.24+

Form of Annual Performance-based Restricted Stock Unit Award Agreement between the Registrant and Gregory B. Maffei under the Liberty TripAdvisor Holdings, Inc. 2019 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.4 to the December 2019 8-K).

10.25+

Form of Upfront Award Agreement between the Registrant and Gregory B. Maffei under the Liberty TripAdvisor Holdings, Inc. 2019 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.5 to the December 2019 8-K).

21	Subsidiaries of Liberty TripAdvisor Holdings, Inc.*
23.1	Consent of KPMG LLP.*
31.1	Rule 13a-14(a)/15d -14(a) Certification.*
31.2	Rule 13a-14(a)/15d -14(a) Certification.*
32	Section 1350 Certification.**
101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.*
101.SCH	Inline XBRL Taxonomy Extension Schema Document.*
101.CAL	Inline XBRL Taxonomy Calculation Linkbase Document.*
101.LAB	Inline XBRL Taxonomy Label Linkbase Document.*
101.PRE	Inline XBRL Taxonomy Presentation Linkbase Document.*
101.DEF	Inline XBRL Taxonomy Definition Document.*
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).*

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

LIBERTY TRIPADVISOR HOLDINGS, INC.

Date: February 19, 2020	By:	/s/ GREGORY B. MAFFEI
Gregory B. Maffei Chairman, President and Chief Executive Officer

Date: February 19, 2020	By:	/s/ BRIAN J. WENDLING
Brian J. Wendling Senior Vice President and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

Signature	Title	Date

/s/Gregory B. Maffei	Chairman of the Board, President and	February 19, 2020
Gregory B. Maffei	Chief Executive Officer

/s/Brian J. Wendling	Senior Vice President and Chief Financial Officer	February 19, 2020
Brian J. Wendling	(Principal Financial Officer and Principal Accounting Officer)

/s/Michael J. Malone	Director	February 19, 2020
Michael J. Malone

/s/Chris Mueller	Director	February 19, 2020
Chris Mueller

/s/Larry E. Romrell	Director	February 19, 2020
Larry E. Romrell

/s/Albert E. Rosenthaler	Director	February 19, 2020
Albert E. Rosenthaler

/s/J. David Wargo	Director	February 19, 2020
J. David Wargo