Form 10-Q
period 2020-03-31
Liberty TripAdvisor Holdings, Inc.
filed 2020-05-08
CIK 1606745

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2020

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

Indicate by check mark whether the registrant is a shell company as defined in Rule 12b-2 of the Exchange Act. Yes ☐  No ☒

The number of outstanding shares of Liberty TripAdvisor Holdings, Inc. common stock as of April 30, 2020 was:

	Series A	Series B
Liberty TripAdvisor Holdings, Inc. common stock	72,167,796	2,952,569

Part I – Financial Information

LIBERTY TRIPADVISOR HOLDINGS, INC.

Condensed Consolidated Balance Sheets

(unaudited)

	March 31,	December 31,
	2020	2019
	amounts in millions
Assets
Current assets:
Cash and cash equivalents	$812	341
Accounts receivable and contract assets, net of allowance for doubtful accounts of $25 million and $25 million, respectively	159	183
Other current assets	56	33
Total current assets	1,027	557
Property and equipment, net	149	155
Intangible assets not subject to amortization:
Goodwill	2,513	2,527
Trademarks	974	980
	3,487	3,507
Intangible assets subject to amortization, net	258	277
Other assets, at cost, net of accumulated amortization	226	230
Total assets	$5,147	4,726

(continued)

See accompanying notes to condensed consolidated financial statements.

LIBERTY TRIPADVISOR HOLDINGS, INC.

Condensed Consolidated Balance Sheets (Continued)

(unaudited)

	March 31,	December 31,
	2020	2019
	amounts in millions
Liabilities and Equity
Current liabilities:
Deferred merchant and other payables	$105	170
Deferred revenue	60	62
Accrued liabilities and other current liabilities	151	205
Total current liabilities	316	437
Long-term debt (note 5)	740	353
Deferred income tax liabilities	259	254
Other liabilities	373	381
Total liabilities	1,688	1,425
Redeemable preferred stock, $.01 par value. Authorized shares 50,000,000; issued and outstanding 325,000 shares at March 31, 2020 and 0 at December 31, 2019 (note 6)	328	—
Equity:
Series A common stock, $.01 par value. Authorized 200,000,000 shares; issued and outstanding 72,167,796 shares at March 31, 2020 and 72,152,848 at December 31, 2019	1	1
Series B common stock, $.01 par value. Authorized shares 7,500,000; issued and outstanding 2,952,569 shares at March 31, 2020 and 2,929,401 December 31, 2019	—	—
Series C common stock, $.01 par value. Authorized 200,000,000 shares; no shares issued.	—	—
Additional paid-in capital	242	237
Accumulated other comprehensive earnings (loss), net of taxes	(35)	(29)
Retained earnings	85	111
Total stockholders' equity	293	320
Noncontrolling interests in equity of subsidiaries	2,838	2,981
Total equity	3,131	3,301
Commitments and contingencies (note 8)
Total liabilities, redeemable preferred stock and equity	$5,147	4,726

See accompanying notes to condensed consolidated financial statements.

LIBERTY TRIPADVISOR HOLDINGS, INC.

Condensed Consolidated Statements of Operations

(unaudited)

	Three months ended
	March 31,
	2020	2019
	amounts in millions, except
	per share amounts
Total revenue, net	$278	376
Operating costs and expenses:
Operating expense, including stock-based compensation (note 2)	92	94
Selling, general and administrative, including stock-based compensation (note 2)	187	224
Depreciation and amortization	43	42
	322	360
Operating income (loss)	(44)	16
Other income (expense):
Interest expense	(7)	(5)
Other, net	(1)	5
	(8)	—
Earnings (loss) before income taxes	(52)	16
Income tax (expense) benefit	14	(5)
Net earnings (loss)	(38)	11
Less net earnings (loss) attributable to noncontrolling interests	(19)	13
Net earnings (loss) attributable to Liberty TripAdvisor Holdings, Inc. shareholders	$(19)	(2)

Net earnings (loss) available to common shareholders (note 3)	$(25)	(2)

Basic net earnings (loss) attributable to Series A and Series B Liberty TripAdvisor Holdings, Inc. shareholders per common share (note 3):	$(0.33)	(0.03)
Diluted net earnings (loss) attributable to Series A and Series B Liberty TripAdvisor Holdings, Inc. shareholders per common share (note 3):	$(0.33)	(0.03)

See accompanying notes to condensed consolidated financial statements.

LIBERTY TRIPADVISOR HOLDINGS, INC.

Condensed Consolidated Statements of Comprehensive Earnings (Loss)

(unaudited)

	Three months ended
	March 31,
	2020	2019
	amounts in millions
Net earnings (loss)	$(38)	11
Other comprehensive earnings (loss), net of taxes:
Foreign currency translation adjustments	(27)	1
Other comprehensive earnings (loss)	(27)	1
Comprehensive earnings (loss)	(65)	12
Less comprehensive earnings (loss) attributable to the noncontrolling interests	(40)	14
Comprehensive earnings (loss) attributable to Liberty TripAdvisor Holdings, Inc. shareholders	$(25)	(2)

See accompanying notes to condensed consolidated financial statements.

LIBERTY TRIPADVISOR HOLDINGS, INC.

Condensed Consolidated Statements of Cash Flows

(unaudited)

	Three months ended
	March 31,
	2020	2019
	amounts in millions
Cash flows from operating activities:
Net earnings (loss)	$(38)	11
Adjustments to reconcile net earnings (loss) to net cash provided by operating activities
Depreciation and amortization	43	42
Stock-based compensation	27	30
Realized and unrealized (gains) losses on financial instruments, net	(2)	(1)
Deferred income tax expense (benefit)	7	6
Other charges (credits), net	1	6
Changes in operating assets and liabilities
Current and other assets	5	(22)
Payables and other liabilities	(125)	109
Net cash provided (used) by operating activities	(82)	181
Cash flows from investing activities:
Capital expended for property and equipment, including internal-use software and website development	(20)	(17)
Purchases of short term investments and other marketable securities	—	(40)
Sales and maturities of short term investments and other marketable securities	—	15
Net cash provided (used) by investing activities	(20)	(42)
Cash flows from financing activities:
Borrowings of debt	740	—
Repayments of debt	(352)	—
Shares repurchased by subsidiary	(115)	—
Payment of withholding taxes on net share settlements of equity awards	(14)	(23)
Issuance of redeemable preferred stock	325	—
Other financing activities, net	(10)	(1)
Net cash provided (used) by financing activities	574	(24)
Effect of foreign currency exchange rates on cash, cash equivalents and restricted cash	(1)	—
Net increase (decrease) in cash, cash equivalents and restricted cash	471	115
Cash, cash equivalents and restricted cash at beginning of period	341	672
Cash, cash equivalents and restricted cash at end of period	$812	787

See accompanying notes to condensed consolidated financial statements.

LIBERTY TRIPADVISOR HOLDINGS, INC.

Condensed Consolidated Statements of Equity

(unaudited)

	Stockholders' equity

					Accumulated		Noncontrolling
				Additional	other		interest in
	Common Stock			paid-in	comprehensive	Retained	equity of	Total
	Series A	Series B	Series C	capital	earnings (loss)	earnings	subsidiaries	equity
	amounts in millions
Balance at January 1, 2020	$1	—	—	237	(29)	111	2,981	3,301
Net earnings (loss)	—	—	—	—	—	(19)	(19)	(38)
Other comprehensive earnings (loss)	—	—	—	—	(6)	—	(21)	(27)
Stock-based compensation	—	—	—	9	—	—	24	33
Withholding taxes on net share settlements of stock-based compensation	—	—	—	(14)	—	—	—	(14)
Shares repurchased by subsidiary	—	—	—	17	—	—	(132)	(115)
Other, net	—	—	—	(7)	—	(7)	5	(9)
Balance at March 31, 2020	$1	—	—	242	(35)	85	2,838	3,131

	Stockholders' equity

					Accumulated		Noncontrolling
				Additional	other		interest in
	Common Stock			paid-in	comprehensive	Retained	equity of	Total
	Series A	Series B	Series C	capital	earnings (loss)	earnings	subsidiaries	equity
	amounts in millions
Balance at January 1, 2019	$1	—	—	231	(29)	133	3,400	3,736
Net earnings (loss)	—	—	—	—	—	(2)	13	11
Other comprehensive earnings (loss)	—	—	—	—	—	—	1	1
Stock-based compensation	—	—	—	9	—	—	24	33
Withholding taxes on net share settlements of stock-based compensation	—	—	—	(23)	—	—	—	(23)
Shares issued by subsidiary	—	—	—	(2)	—	—	2	—
Cumulative effect of accounting change	—	—	—	—	—	1	2	3
Other, net	—	—	—	1	—	—	1	2
Balance at March 31, 2019	$1	—	—	216	(29)	132	3,443	3,763

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

The accompanying (a) condensed consolidated balance sheet as of December 31, 2019, which has been derived from audited financial statements, and (b) the interim unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X as promulgated by the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of the results for such periods have been included. Additionally, certain prior period amounts have been reclassified for comparability with the current period presentation. The results of operations for any interim period are not necessarily indicative of results for the full year. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes for the year ended December 31, 2019 as presented in the Company’s Annual Report on Form 10-K for the year ended December 31, 2019.

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

In December 2019, a novel strain of coronavirus (“COVID-19”) was reported in Wuhan, China. On January 30, 2020 the World Health Organization declared COVID-19 to constitute a “Public Health Emergency of International Concern” and subsequently, on March 11, 2020, declared COVID-19 to constitute a “Pandemic.” The Company is subject to risks and uncertainties as a result of the COVID-19 pandemic. The impact of COVID-19 has caused material declines in demand within the travel, hospitality, restaurant and leisure industry concurrent with travel bans and increased governmental restrictions and mandates globally that has dampened consumer demand for Tripadvisor’s products and services, which has adversely and materially affected its business, results of operations and financial condition. Tripadvisor believes the travel industry and its business will continue to be adversely and materially affected while travel bans and other government restrictions and mandates remain in place. However, the extent of the impact of the COVID-19 pandemic on its business is highly uncertain and difficult to predict, as the response to the pandemic is ongoing, information is rapidly evolving, and the duration and severity of the pandemic are also uncertain and cannot be predicted. In addition, Tripadvisor does not have visibility into when these bans will be lifted, nor does it have visibility into the changes to consumer usage patterns on its platform or travel behavior patterns when travel bans and other government restrictions and mandates are lifted.

Furthermore, capital markets and economies worldwide have also been negatively impacted by the COVID-19 pandemic, and it is possible that it could cause a local and/or global economic recession. Such economic disruption could have a material adverse effect on Tripadvisor’s business as consumers reduce their discretionary spending. Policymakers around the globe have responded with fiscal policy actions to support certain areas of the travel industry and economy as

LIBERTY TRIPADVISOR HOLDINGS, INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

a whole. The magnitude and overall effectiveness of these actions remains uncertain.

The Company's future results of operations and liquidity could also be adversely impacted by delays in payments of outstanding accounts receivable amounts beyond normal payment terms, travel supplier and restaurant insolvencies, and the impact of any initiatives or programs that Tripadvisor may undertake to address financial and operational challenges faced by Tripadvisor and its customers. As of the date of issuance of these condensed consolidated financial statements, the extent to which the COVID-19 pandemic may materially impact the Company's financial condition, liquidity, or results of operations in the future is uncertain.

During the fourth quarter of 2019, we elected to bypass a qualitative assessment and proceed directly to performing a quantitative impairment test for Tripadvisor’s trademark. The fair value of our indefinite-lived trademark was estimated to be $975 million using the relief from royalty method. Due to deteriorating revenue, an impairment loss of $288 million was recorded during the year ended December 31, 2019 related to trademarks, related to the hotels, media & platform reporting unit.

The carrying value of the trademark was $974 million as of March 31, 2020. As of March 31, 2020, TripCo conducted a thorough evaluation of relevant events and circumstances, including the recent declines in revenue and consideration of potential changes in the key inputs to determining the fair value of the trademark. Based on such evaluation, we do not believe it is more likely than not that the fair value of trademark is below its carrying value as of March 31, 2020. However, further declines in Tripadvisor’s future revenue outlook due to the impact of COVID-19 could result in a decrease in the fair value of the trademark. Accordingly, TripCo believes the trademark is at an elevated risk for impairment in future periods. A future decrease in the fair value may result in a determination that an impairment adjustment is required, which could be material. If an impairment charge is necessary in future periods, the impact to TripCo shareholders is diminished as a large portion would be attributable to the non-controlling interests due to the ownership structure of Tripadvisor. TripCo will continue to monitor events and circumstances that may affect the fair value or carrying value of our trademark.

The carrying value of TripCo’s goodwill was $2.5 billion as of March 31, 2020. TripCo conducted a thorough evaluation of relevant events and circumstances that would materially impact the fair value of each of our reporting units as of March 31, 2020. Based on such evaluation, we do not believe it is more likely than not that the fair value of our reporting units are below their respective carrying values as of March 31, 2020. However, we believe the passage of time will provide new information regarding the expected duration and severity of impacts of COVID-19 on the economy as a whole and on Tripadvisor’s business. On March 18, 2020, Tripadvisor issued a press release announcing the withdrawal of its previously announced full-year 2020 financial outlook guidance due to the increased adverse impacts of the COVID-19 outbreak and the uncertainty it has created on global travel trends. Management of Tripadvisor is currently working through a reforecasting process which will include determining revised revenue projections as well as identifying various cost reduction strategies.  However, it is uncertain whether or when Tripadvisor will recover the decrease in its trading value. Accordingly, TripCo believes all of its reporting units are at an elevated risk for impairment in future periods. Declines in the future revenue outlook, cash flows, or other factors could result in a determination that an impairment adjustment is required in future periods, which could be material. If an impairment charge is necessary, the impact to TripCo shareholders is diminished as a large portion would be attributable to the non-controlling interests due to the ownership structure of Tripadvisor. TripCo will continue to monitor events and circumstances that may affect the fair value or carrying value of our reporting units.

On March 26, 2020, TripCo issued and sold 325,000 shares of TripCo’s newly-created 8% Series A Cumulative Redeemable Preferred Stock, par value $0.01 per share (the “Series A Preferred Stock”) for a purchase price of $1,000 per share. See further discussion about the Series A Preferred Stock in note 6.

LIBERTY TRIPADVISOR HOLDINGS, INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Spin-Off of TripCo from Qurate Retail

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

Under these agreements, approximately $1 million was reimbursable to Liberty Media for both of the three months ended March 31, 2020 and 2019.

(2) Stock-Based Compensation

TripCo Incentive Plans

TripCo has granted to certain of its directors and employees restricted stock units (“RSUs”) and stock options to purchase shares of TripCo common stock (collectively, “Awards”). TripCo measures the cost of employee services received in exchange for an equity classified Award based on the grant-date fair value (“GDFV”) of the Award, and recognizes that cost over the period during which the employee is required to provide service (usually the vesting period of the Award).  The Company measures the cost of employee services received in exchange for a liability classified Award based on the current fair value of the Award, and remeasures the fair value of the Award at each reporting date.

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

LIBERTY TRIPADVISOR HOLDINGS, INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Included in the accompanying condensed consolidated statements of operations are the following amounts of stock-based compensation, the majority of which relates to Tripadvisor as discussed below:

	Three months ended
	March 31,
	2020	2019
	amounts in millions
Operating expense	$11	12
Selling, general and administrative expense	16	18
	$27	30

Stock-based compensation expense related to Tripadvisor was $26 million and $27 million for the three months ended March 31, 2020 and 2019, respectively.

TripCo - Outstanding Awards

The following tables present the number and weighted average exercise price (“WAEP”) of the Awards to purchase TripCo common stock granted to certain officers, employees and directors of the Company, as well as the weighted average remaining contractual life and aggregate intrinsic value of the Awards.

			Weighted
			average
			remaining	Aggregate
			contractual	intrinsic
	Series A	WAEP	life	value
	in thousands		in years	in millions
Outstanding at January 1, 2020	717	$13.65
Granted	—	$—
Exercised	—	$—
Forfeited/Cancelled	(271)	$14.11
Outstanding at March 31, 2020	446	$13.38	5.0	$—
Exercisable at March 31, 2020	295	$16.54	4.1	$—

Weighted
average
			remaining	Aggregate
			contractual	intrinsic
	Series B	WAEP	life	value
	in thousands		in years	in millions
Outstanding at January 1, 2020	1,824	$27.63
Granted	—	$—
Exercised	—	$—
Forfeited/Cancelled	—	$—
Outstanding at March 31, 2020	1,824	$27.63	4.8	$—
Exercisable at March 31, 2020	1,824	$27.63	4.8	$—

During the three months ended March 31, 2020, TripCo granted 242 thousand performance-based RSUs of Series B TripCo common stock to our CEO. The RSUs had a GDFV of $3.08 per share at the time they were granted.  The RSUs cliff vest one year from the month of grant, subject to the satisfaction of certain performance objectives. Performance objectives, which are subjective, are considered in determining the timing and amount of the compensation expense recognized. When the satisfaction of the performance objectives becomes probable, the Company records compensation

LIBERTY TRIPADVISOR HOLDINGS, INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

expense. The probability of satisfying the performance objectives is assessed at the end of each reporting period.

There were no options to purchase shares of Series A common stock granted during the three months ended March 31, 2020. There was no activity during the period related to the TripCo Series B options.

As of March 31, 2020, the total unrecognized compensation cost related to unvested Awards was approximately $409 thousand. Such amount will be recognized in the Company's condensed consolidated statements of operations over a weighted average period of approximately two years.

As of March 31, 2020, TripCo reserved 2.3 million shares of Series A and Series B common stock for issuance under exercise privileges of outstanding stock Awards.

Tripadvisor Equity Grant Awards

The following table presents the number and WAEP of the Awards to purchase Tripadvisor common stock granted to certain officers, employees and directors of Tripadvisor.

			Weighted
			average
	TripAdvisor		remaining	Aggregate
	stock		contractual	intrinsic
	options	WAEP	life	value
	in thousands		in years	in millions
Outstanding at January 1, 2020	6,017	$50.27
Granted	1,046	$25.73
Exercised	(1)	$18.05
Cancelled or expired	(120)	$45.35
Outstanding at March 31, 2020	6,942	$46.67	6.1	$—
Exercisable at March 31, 2020	3,808	$55.99	4.1	$—

The weighted average GDFV of options granted was $10.18 for the three months ended March 31, 2020.

As of March 31, 2020, the total unrecognized compensation cost related to unvested Tripadvisor stock options was approximately $36 million and will be recognized over a weighted average period of approximately 2.8 years. The total intrinsic value of stock options exercised was not material and $1 million for the three months ended March 31, 2020 and 2019, respectively.

Additionally, during the three months ended March 31, 2020, Tripadvisor granted 4.6 million units, which included primarily service-based RSUs, as well as a limited number of market-based restricted stock units (“MSUs”) under the 2018 Stock and Annual Incentive Plan. The RSUs’ fair value was measured based on the quoted price of Tripadvisor common stock at the date of grant. As the MSUs provide for vesting based upon Tripadvisor’s total shareholder return, or “TSR,” performance, the potential outcomes of future stock prices and TSR of Tripadvisor and the Nasdaq Composite Total Return Index, was used to calculate the GDFV of these awards. The weighted average GDFV for RSUs and MSUs granted during the three months ended March 31, 2020 was $25.78 per share. As of March 31, 2020, the total unrecognized compensation cost related to Tripadvisor RSUs and MSUs was approximately $311 million and will be recognized over a weighted average period of approximately 2.9 years.

LIBERTY TRIPADVISOR HOLDINGS, INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

(3) Earnings (Loss) Per Common Share (EPS)

Basic earnings (loss) per common share (“EPS”) is computed by dividing net earnings (loss) attributable to common shareholders by the weighted average number of common shares outstanding (“WASO”) for the period. Diluted EPS presents the dilutive effect on a per share basis of potential common shares as if they had been converted at the beginning of the periods presented. Excluded from EPS for both the three months ended March 31, 2020 and 2019 are 2 million potential common shares due to stock options, because their inclusion would be antidilutive. Also excluded from EPS for the three months ended March 31, 2020, because their inclusion would be antidilutive, were 13 million shares that are contingently issuable at the Company’s election pursuant to an exercise of the Put Right (defined and described in note 6), which were calculated in accordance with the terms of the Certificate of Designations for the Series A Preferred Stock as if the Put Right had been exercised at March 31, 2020.

	Liberty TripAdvisor Holdings Common Stock
	Three months ended
	March 31,
	2020	2019
	number of shares in millions
Numerator
Net earnings (loss) attributable to Liberty TripAdvisor Holdings, Inc. shareholders	$(19)	(2)
Less: Preferred stock carrying value adjustment and transaction costs	6	—
Net earnings (loss) available to common shareholders	$(25)	(2)
Denominator
Basic WASO	75	75
Potentially dilutive shares	—	—
Diluted WASO	75	75

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

LIBERTY TRIPADVISOR HOLDINGS, INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

The Company’s assets and liabilities measured at fair value are as follows:

	March 31, 2020			December 31, 2019
		Quoted prices	Significant		Quoted prices	Significant
		in active	other		in active	other
		markets for	observable		markets for	observable
		identical assets	inputs		identical assets	inputs
Description	Total	(Level 1)	(Level 2)	Total	(Level 1)	(Level 2)
amounts in millions
Cash equivalents	$514	64	450	22	22	—
Variable prepaid forward	$7	—	7	—	—	—

On March 9, 2020, TripSPV, a wholly owned subsidiary of the Company, entered into a variable prepaid forward transaction (the “VPF”) with a financial institution with respect to 2.4 million shares of Tripadvisor common stock held by the Company with a forward floor price of $17.25 per share and a forward cap price of $26.84 per share. Pursuant to the terms of the VPF, TripSPV received a prepayment of $34 million on March 17, 2020 (see note 5). The asset associated with this instrument is included in other assets in the accompanying condensed consolidated balance sheets. Changes in the fair value of the VPF are recognized in realized and unrealized gains (losses) on financial instruments in the condensed consolidated statements of operations.

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

LIBERTY TRIPADVISOR HOLDINGS, INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

(5) Debt

Outstanding debt at March 31, 2020 and December 31, 2019 is summarized as follows:

	March 31,	December 31,
	2020	2019
	amounts in millions
TripCo margin loan	$—	355
TripCo variable prepaid forward	40	—
TripAdvisor Credit Facilities	700	—
Deferred financing costs	—	(2)
Total consolidated TripCo debt	740	353
Debt classified as current	—	—
Total long-term debt	$740	353

TripCo Margin Loan and Variable Prepaid Forward

On March 10, 2020, a wholly owned subsidiary of TripCo amended the margin loan agreement, dated as of June 10, 2019, which, among other things, modified the margin call thresholds which would require mandatory prepayment of the margin loan.

On March 12, 2020, the closing share price of Tripadvisor common stock price fell below the minimum value and triggered the mandatory prepayment of all amounts outstanding under the margin loan.  In connection with the VPF entered into on March 9, 2020, as described in note 4, TripCo received a prepayment of $34 million on March 17, 2020 The term of the VPF is three years. At maturity, the accreted loan amount due will be approximately $42 million.  As of March 31, 2020, 2.4 million shares of Tripadvisor common stock, with a value of approximately $42 million, were pledged as collateral pursuant to the VPF contract.

On March 26, 2020, the proceeds from the VPF, proceeds from the Series A Preferred Stock (described and defined in note 6) issuance, and cash on hand were used to pay all amounts outstanding under the margin loan, which aggregated $363 million, including accrued interest.

Tripadvisor Credit Facilities

Tripadvisor is party to a credit agreement, with a group of lenders, which, among other things, as of March 31, 2020, provided for a $1.2 billion unsecured revolving credit facility (the “2015 Credit Facility”) with a maturity date of May 12, 2022. Borrowings under the 2015 Credit Facility generally bear interest, at Tripadvisor’s option, at a rate per annum equal to either (i) the Eurocurrency Borrowing rate, or the adjusted LIBOR for the interest period in effect for such borrowing; plus an applicable margin ranging from 1.25% to 2.00%, based on Tripadvisor’s leverage ratio; or (ii) the Alternate Base Rate Borrowing, which is the greatest of (a) the Prime Rate in effect on such day, (b) the New York Fed Bank Rate in effect on such day plus 1/2 of 1.00% per annum and (c) the Adjusted LIBOR (or LIBOR multiplied by the Statutory Reserve Rate) for an interest period of one month plus 1.00%; in addition to an applicable margin ranging from 0.25% to 1.00%, based on Tripadvisor’s leverage ratio. Tripadvisor may borrow from the 2015 Credit Facility in U.S. dollars, Euros and British pounds. In addition, Tripadvisor’s 2015 Credit Facility includes $15 million of borrowing capacity available for letters of credit and $40 million for Swing Line borrowings on same-day notice. As of March 31, 2020, Tripadvisor had issued $3 million of outstanding letters of credit under the 2015 Credit Facility. Tripadvisor is also required to pay a quarterly commitment fee, at an applicable rate ranging from 0.15% to 0.30%, on the daily unused portion of the revolving credit facility for each fiscal quarter and additional fees in connection with the issuance of letters of credit. As of March 31,

LIBERTY TRIPADVISOR HOLDINGS, INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

2020, Tripadvisor’s unused revolver capacity was subject to a commitment fee of 0.15%, given Tripadvisor’s leverage ratio.

As of March 31, 2020 Tripadvisor had $700 million in outstanding borrowings under the 2015 Credit Facility, and as of December 31, 2019 Tripadvisor had no outstanding borrowings under the 2015 Credit Facility.  These funds were drawn down as a precautionary measure and Tripadvisor intends that this borrowing will primarily be used to reinforce Tripadvisor’s liquidity position and preserve financial flexibility in light of current uncertainty in the global markets resulting from the COVID-19 pandemic. As of March 31, 2020, based on Tripadvisor’s leverage ratio, Tripadvisor was borrowing at an interest rate of 2.1% per annum, using a one-month interest period Eurocurrency Spread, which will reset periodically. For both the three months ended March 31, 2020 and 2019, Tripadvisor recorded total interest expense and commitment fees on its 2015 Credit Facility of $1 million to interest expense on the condensed consolidated statements of operations. All unpaid interest and commitment fee amounts as of March 31, 2020 and December 31, 2019 were not material.

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

On May 5, 2020,  Tripadvisor amended its 2015 Credit Facility (“Second Amendment”) to, among other things, suspend the leverage ratio covenant required to borrow on this facility beginning in the second quarter of 2020 and ending prior to September 30, 2021 (or such earlier date as elected by Tripadvisor), and replacing it with a minimum liquidity covenant which requires Tripadvisor to maintain unrestricted cash, cash equivalents, short-term marketable securities and unborrowed revolver capacity of $150 million, as well as downsizing its capacity to $1.0 billion from $1.2 billion. The Second Amendment also prohibits Tripadvisor from repurchasing shares of its common stock, and paying dividends, among other restrictions, during the time period that the leverage ratio covenant has been suspended. In connection with the Second Amendment and as collateral to secure the obligations, Tripadvisor and certain subsidiaries have pledged, and granted security interests and liens in and on, substantially all of their assets. No change was made to the existing maturity date of the 2015 Credit Facility of May 12, 2022.

Tripadvisor’s Chinese subsidiary is party to a $30 million, one-year revolving credit facility with Bank of America that is currently subject to review on a periodic basis with no specific expiration period. This credit facility generally bears interest at a rate based on the People’s Bank of China benchmark, including certain adjustments, which may be made in accordance with market conditions at the time of borrowing. As of both March 31, 2020 and December 31, 2019, there were no outstanding borrowings under this credit facility.

Debt Covenants

As of March 31, 2020, Tripadvisor was in compliance with their debt covenants.

LIBERTY TRIPADVISOR HOLDINGS, INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

(6) Redeemable Preferred Stock

On March 15, 2020, TripCo and Gregory B. Maffei entered into an Investment Agreement (the “Investment Agreement”) with Certares Holdings LLC, Certares Holdings (Blockable) LLC and Certares Holdings (Optional) LLC with respect to an investment in TripCo’s Series A Preferred Stock, which was later assigned to Certares LTRIP LLC (“Certares” or the “Purchaser”). Pursuant to the assigned Investment Agreement, on March 26, 2020, TripCo issued 325,000 shares of Series A Preferred Stock to Certares for a purchase price of $1,000 per share.

Priority

The Series A Preferred Stock ranks senior to the shares of common stock of TripCo, with respect to dividend rights, rights of redemption and rights on the distribution of assets on any voluntary or involuntary liquidation, dissolution or winding up of the affairs of TripCo. The Series A Preferred Stock has a liquidation value equal to the sum of (i) $1,000, plus (ii) all unpaid dividends (whether or not declared) accrued with respect to such share.

Voting and Convertibility

 Holders of Series A Preferred Stock are not entitled to any voting powers, except as otherwise specified in the Certificate of Designations or as required by Delaware law. Shares of Series A Preferred Stock are not convertible into TripCo common stock.

Dividends

 Dividends on each share of Series A Preferred Stock will accrue on a daily basis at a rate of 8.00% of the liquidation value and will be payable annually, commencing after March 26, 2020. Dividends on each share of Series A Preferred Stock may be paid, at TripCo’s election, in cash, shares of the Company’s Series A common stock (“LTRPA”), or, at the election of the Purchaser, shares of the Company’s Series C common stock (“LTRPK”), provided, in each case, such shares are listed on a national securities exchange and are actively traded (such LTRPK shares, together with the LTRPA shares, the “Eligible Common Stock”), or a combination of cash and Eligible Common Stock. If a dividend is not declared and paid on the dividend payment date, the dividend amount will be added to the then-applicable liquidation price of the Series A Preferred Stock.

Redemption

The Company is required to redeem for cash shares of Series A Preferred Stock on the earlier of (i) the first business day after the fifth anniversary of March 26, 2020, or (ii) subject to certain exceptions, a change in control of TripCo. The “Redemption Price” in a mandatory redemption or the exercise of a holder’s put right will equal the greater of (i) the sum of the liquidation value on the redemption date, plus all unpaid dividends accrued since the last dividend date, and (ii) the product of the (x) initial liquidation value, multiplied by (y) an accretion factor (determined based on a formula set forth in the Certificate of Designations for the Series A Preferred Stock) with respect to the Tripadvisor Common Stock, less (z) the aggregate amount of all dividends paid in cash or shares of Eligible Common Stock from March 26, 2020 through the applicable redemption date.

Put Right

Following March 26, 2021, the Purchaser will have the right to cause TripCo to redeem all of the outstanding shares of Series A Preferred Stock at the Redemption Price for, at the election of TripCo, cash, shares of Eligible Common Stock, shares of Tripadvisor Common Stock or any combination of the foregoing, subject to certain limitations (the “Put Option”). The Purchaser may exercise its put right by delivering notice to TripCo within a certain number of days following the filing by TripCo of its periodic reports with the SEC, and TripCo will have 180 days from the delivery of such notice to redeem the outstanding Series A Preferred Stock. If TripCo determines not to redeem the Series A Preferred Stock within

LIBERTY TRIPADVISOR HOLDINGS, INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

that 180-day period, TripCo may facilitate the sale of the Series A Preferred Stock and, if necessary, make the Purchaser whole for any shortfall from the redemption price. The Company evaluated the Put Option as an embedded derivative and determined it is not required to be bifurcated.

Recognition

As the Series A Preferred Stock is redeemable and the redemption triggers are outside of TripCo’s control, the Company is required to classify the shares outside of permanent equity.  The Company will calculate the carrying value of the Series A Preferred Stock pursuant to the Redemption Price calculation, and any changes in the carrying value of the Series A Preferred Stock will be recorded directly to retained earnings, or to additional paid-in capital in the absence of retained earnings. The Company must adjust net earnings for the change in the carrying value of the Series A Preferred Stock to determine the net earnings attributable to common shareholders to be used in the calculation of EPS.  For the three months ended March 31, 2020, the adjustment for the Redemption Price was approximately $3 million. In addition, transaction costs were approximately $3 million (see note 3 for a reconciliation of these amounts) for the three months ended March 31, 2020.

(7) Stockholders’ Equity

Preferred Stock

TripCo’s preferred stock is issuable, from time to time, with such powers, designations, preferences and relative, participating, optional or other rights and qualifications, limitations or restrictions thereof, as shall be stated and expressed in a resolution or resolutions providing for the issue of such preferred stock adopted by TripCo’s Board of Directors.  See note 6 for a description of TripCo’s Series A Preferred Stock.

Common Stock

Series A common stock entitles the holders to one vote per share, Series B common stock entitles the holders to ten votes per share and Series C common stock, except as otherwise required by applicable law, entitles the holder to no voting rights.  As of March 31, 2020, no shares of Series C common stock have been issued. All series of TripCo common stock participate on an equal basis with respect to dividends and distributions.

Subsidiary Purchases of Common Stock

During the quarter ended March 31, 2020, Tripadvisor repurchased 4,707,450 shares of its outstanding common stock for $115 million in the aggregate. As of March 31, 2020, Tripadvisor had approximately $75 million remaining available to repurchase shares of its common stock under this share repurchase program.

(8) Commitments and Contingencies

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

(9) Segment Information

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

We have identified the following as reportable segments:

●	Hotels, Media & Platform – includes the following revenue sources: (1) Tripadvisor-branded hotels revenue – primarily consisting of Tripadvisor-branded hotel metasearch auction-based revenue, transaction revenue from Tripadvisor’s hotel instant booking feature, subscription-based advertising revenue and hotel sponsored placements advertising revenue; and (2) Tripadvisor-branded display and platform revenue – consisting of Tripadvisor-branded display-based revenue. All direct general and administrative costs are included in the applicable segments and business units, however, all corporate general and administrative costs are included in the Hotels, Media & Platform reportable segment. In addition, the Hotels, Media & Platform reportable segment includes all Tripadvisor-related brand advertising expenses (primarily television advertising) and technical infrastructure and other costs supporting the Tripadvisor platform.
●	Experiences & Dining – Tripadvisor provides information and services for consumers to research, book and experience activities and attractions in popular travel destinations both through Viator, Tripadvisor’s dedicated Experiences business, and on Tripadvisor’s website and mobile apps. Tripadvisor generates commissions for each booking transaction it facilitates through its online reservation system. Tripadvisor also provides information and services for consumers to research and book restaurants in popular travel destinations through its dedicated restaurant reservations business, TheFork, and on Tripadvisor-branded websites and mobile apps.

Tripadvisor’s accounting policies are the same as those described in the Company’s Summary of Significant Accounting Policies included in the Annual Report on Form 10-K for the year ended December 31, 2019.

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

	Three months ended
	March 31,
	2020	2019
	amounts in millions
Hotels, Media & Platform
TripAdvisor-branded hotels	$137	216
TripAdvisor-branded display and platform	32	38
Total Hotels, Media & Platform	169	254

Experiences & Dining	83	80
Corporate and other	26	42
Total Revenue	$278	376

The following table provides information about the opening and closing balances of accounts receivable and contract assets from contracts with customers:

	March 31, 2020	December 31, 2019
	amounts in millions
Accounts receivable	$154	176
Contract assets	5	7
Total	$159	183

LIBERTY TRIPADVISOR HOLDINGS, INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Accounts receivable are recognized when the right to consideration becomes unconditional. Contract assets are rights to consideration in exchange for services that Tripadvisor has transferred to a customer when that right is conditional on something other than the passage of time, such as commission payments that are contingent upon the completion of the service by the principal in the transaction. Contract liabilities generally include payments received in advance of performance under the contract, and are realized as revenue as the performance obligation to the customer is satisfied, which Tripadvisor presents as deferred revenue on its consolidated balance sheets. As of January 1, 2020, Tripadvisor had $62 million recorded as deferred revenue on its condensed consolidated balance sheet, of which $32 million was recognized into revenue and $6 million was refunded due to cancellations by travelers during the three months ended March 31, 2020. As of January 1, 2019, Tripadvisor had $63 million recorded as deferred revenue in the condensed consolidated balance sheet, of which $34 million was recognized in revenue and $1 million was refunded due to cancellations by travelers during the three months ended March 31, 2019, respectively.  The difference between the opening and closing balances of Tripadvisor’s deferred revenue primarily results from the timing differences between when Tripadvisor receives customer payments and the time in which Tripadvisor satisfies its performance obligations. The difference between the opening and closing balances of Tripadvisor’s contract assets primarily results from the timing difference between when Tripadvisor satisfies its performance obligations and the time when the principal completes the service in the transaction. There were no significant changes in contract assets or deferred revenue during the three months ended March 31, 2020 and 2019 related to business combinations, impairments, cumulative catch-ups or other material adjustments. However, to the extent the COVID-19 pandemic continues, Tripadvisor may incur significant and unanticipated cancellations, re-bookings and similar matters from its customers related to future travel, accommodations and tour bookings, which had been reserved by travelers in the pre-COVID-19 timeframe and recorded as deferred revenue as of March 31, 2020 and December 31, 2019.

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

LIBERTY TRIPADVISOR HOLDINGS, INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Adjusted OIBDA is summarized as follows:

	Three months ended
	March 31,
	2020	2019
	amounts in millions
Hotels, Media & Platform	$53	105
Experiences & Dining	(19)	(24)
Corporate and other	1	7
Consolidated TripCo	$35	88

In addition, we do not report assets, capital expenditures and related depreciation expense by segment as our CODM does not use this information to evaluate operating segments. Accordingly, we do not regularly provide such information by segment to our CODM.

The following table provides a reconciliation of Adjusted OIBDA to Operating income (loss) and Earnings (loss) before income taxes:

	Three months ended
	March 31,
	2020	2019
	amounts in millions
Adjusted OIBDA	$35	88
Stock-based compensation	(27)	(30)
Depreciation and amortization	(43)	(42)
Restructuring charges	(9)	—
Operating income (loss)	(44)	16
Interest expense	(7)	(5)
Other, net	(1)	5
Earnings (loss) before income taxes	$(52)	16

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Certain statements in this Quarterly Report on Form 10-Q constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, including statements regarding our business and marketing strategies; the impacts of the coronavirus (“COVID-19”); cost reduction measures and related impacts; the recoverability of our goodwill and other long-lived assets; our projected sources and uses of cash; the payment of dividends by Tripadvisor, Inc. (“Tripadvisor”); anticipated debt obligations; fluctuations in interest rates and foreign exchange rates; and the anticipated impact of certain contingent liabilities related to tax rules and other matters arising in the ordinary course of business. Forward-looking statements inherently involve many risks and uncertainties that could cause actual results to differ materially from those projected in these statements. Where, in any forward-looking statement, we express an expectation or belief as to future results or events, such expectation or belief is expressed in good faith and believed to have a reasonable basis, but such statements necessarily involve risks and uncertainties and there can be no assurance that the expectation or belief will result or be achieved or accomplished. The following include some but not all of the factors that could cause actual results or events to differ materially from those anticipated:

●	general business conditions, economic uncertainty or downturn, including the impacts of COVID-19 pandemic to unemployment levels and demand within the travel, hospitality, restaurant and leisure industry;
●	our ability to obtain cash in amounts sufficient to service our obligations;
●	the ability of our Company and Tripadvisor to obtain additional financing or of Tripadvisor to refinance its existing indebtedness in the future;
●	the effects of Tripadvisor’s current or our Company’s and Tripadvisor’s future indebtedness and the related agreements;
●	impairments of intangible assets;
●	Tripadvisor’s ability to attract visitors to its websites and mobile apps and cost-effectively convert visitors into revenue-generating users;
●	the impact of changes in search engine algorithms and dynamics or search engine disintermediation;
●	reductions in spending by advertisers or the loss of advertising partners;
●	damage to Tripadvisor’ brands;
●	declines or disruptions in the economy in general or the travel industry in particular;
●	the ability of Tripadvisor to successfully compete in an increasingly competitive global environment;
●	the ability of Tripadvisor to adapt to technological developments or industry trends;
●	the retention and motivation of key personnel;
●	the impact of acquisitions, investments, significant commercial arrangements and new business strategies on Tripadvisor’s ongoing business;
●	challenges associated with operating globally;
●	claims, lawsuits, government investigations and other proceedings as well as changes to laws, rules and regulations and any resulting adverse outcomes;
●	infringement on intellectual property rights by competitors or Tripadvisor;
●	the occurrence of system security issues, data protection breaches, cyberattacks and system outage issues;
●	fluctuations in foreign currency exchange rates;
●	consumer spending levels, including the availability and amount of individual consumer debt; and
●	threatened terrorist attacks, political unrest in international markets and ongoing military action around the world.

For additional risk factors, please see Part I, Item 1A. Risk Factors of the Annual Report on Form 10-K for the year ended December 31, 2019, as well as Part II, Item 1A. Risk Factors of this Quarterly Report on Form 10-Q. These forward-looking statements and such risks, uncertainties and other factors speak only as of the date of this Quarterly Report, and we expressly disclaim any obligation or undertaking to disseminate any updates or revisions to any forward-looking statement contained herein, to reflect any change in our expectations with regard thereto, or any other change in events, conditions or circumstances on which any such statement is based.

The following discussion and analysis provides information concerning our results of operations and financial condition. This discussion should be read in conjunction with our accompanying condensed consolidated financial statements and the notes thereto.

Overview

The accompanying financial statements and the other information herein refer to Liberty TripAdvisor Holdings, Inc. as “TripCo,” “Consolidated TripCo,” the “Company,” “us,” “we” and “our” unless the context otherwise requires. We own an approximate 23% economic interest and 59% voting interest in Tripadvisor as of March 31, 2020. All significant intercompany accounts and transactions have been eliminated in the accompanying condensed consolidated financial statements.

In December 2019, COVID-19 was reported in Wuhan, China. On January 30, 2020, the World Health Organization (“WHO”) declared COVID-19 to constitute a “Public Health Emergency of International Concern” and subsequently, on March 11, 2020, declared COVID-19 to constitute a “Pandemic.”  On March 13, 2020, the President of the United States declared a State of National Emergency due to the COVID-19 pandemic. Other countries affected by the outbreak took similar measures. Initially, such decline and cancellations predominantly related to travel to certain limited geographies. By the end of February and increasingly in March 2020, concerns about COVID-19 had intensified on a global basis and have been materially and negatively impacting travel demand generally, with widespread travel restrictions imposed by governments and businesses. Many jurisdictions, particularly in North America (including the United States), Asia and Europe, have adopted laws, rules, regulations or decrees intended to address the COVID-19 pandemic, including implementing various travel restrictions, “shelter in place” or “social distancing” mandates, restricting access to city centers or popular tourist destinations and restaurants or limiting other accommodation offerings in surrounding areas.

The impact of COVID-19 has caused material declines in consumer demand within the travel, hospitality, restaurant, and leisure industry; and consequently adversely and materially affected Tripadvisor’s business, results of operations and financial condition during the three months ended March 31, 2020. Starting in late February and progressively worsening through March 2020, Tripadvisor experienced a significant decline in user demand for its products and services as well as an increase in customer cancellations. The adverse impact to Tripadvisor’s business from COVID-19 intensified in the second half of March, driven by increased governmental restrictions and mandates globally that additionally impacted the travel, hospitality, restaurant, and leisure industry and further dampened consumer demand for its products and services. For example, Tripadvisor estimates daily bookings and revenue across its segments and products declined year-over-year generally by more than 90% during the last half of March 2020, and Tripadvisor continued to experience similar year-over-year declines throughout the month of April 2020.  In addition, Tripadvisor incurred significant and unanticipated cancellations, re-bookings and similar matters from travelers related to future travel, accommodations and tour bookings, which had been reserved by travelers in the pre-COVID-19 timeframe and, including a number of bookings recorded as deferred revenue as of March 31, 2020 and December 31, 2019. As the COVID-19 pandemic continues to develop; governments, corporations and other authorities may continue to implement restrictions or policies that continue to adversely impact Tripadvisor’s business. Tripadvisor also believes the travel industry and its business will continue to be materially adversely affected while travel restrictions remain in place.

Tripadvisor has been working with travelers and travel partners to address cancellations, rebookings and other similar matters. In addition, in certain cases Tripadvisor has provided its travel partners extended payment terms, discounts and other incentives. Tripadvisor also has business continuity programs in place to ensure that employees are safe and that Tripadvisor’s teams continue to function effectively while working remotely. In addition, Tripadvisor has also taken several steps to further strengthen its financial position and balance sheet, and maintain financial liquidity and flexibility, including restructuring and reducing its ongoing operating expenses, by borrowing funds from its 2015 Credit Facility, and amending its 2015 Credit Facility, all of which are described in more detail below.

During the three months ended March 31, 2020, Tripadvisor borrowed $700 million from its 2015 Credit Facility. Tripadvisor intends to use this cash to reinforce its liquidity position and preserve financial flexibility in light of current uncertainty in the global markets resulting from the COVID-19 pandemic. Tripadvisor believes this additional flexibility will be important given its limited ability to predict its future financial performance due to the uncertainty associated with COVID-19 and the measures implemented in reaction to COVID-19.  In addition, on May 5, 2020, Tripadvisor amended its 2015 Credit Facility (the “Second Amendment”) to, among other things, suspend the leverage ratio covenant for each fiscal quarter ending after the effective date of the Second Amendment and ending prior to September 30, 2021; and replace it with a minimum liquidity covenant, and provide collateral to secure the obligations under the agreement, as well as downsize its capacity to $1.0 billion from $1.2 billion.

Although Tripadvisor cannot predict with certainty the full impact of the COVID-19 pandemic on its second quarter 2020 financial results, Tripadvisor currently expects that its second quarter 2020 financial results will be negatively impacted to a material degree. Tripadvisor expects revenue, net income and Adjusted OIBDA to decline significantly year-over-year as compared to the second quarter of 2019; potentially at the low end of the observed declines in the second half of March 2020 and throughout April 2020. Tripadvisor also believes that significant year-over-year declines may continue beyond the second quarter of 2020.  The ultimate extent of the COVID-19 pandemic and its impact on travel, regional and global markets, and overall economic activity in currently affected countries or globally is unknown and impossible to predict with certainty. Therefore, the extent and duration of the impact of the COVID-19 pandemic on Tripadvisor’s business over the long term remains largely uncertain and dependent on future developments that cannot be accurately predicted at this time, such as the severity and transmission rate of COVID-19, the extent and effectiveness of containment actions taken, including mobility and travel restrictions, and the impact of these and other factors on consumer travel behavior.

Early in the first quarter of 2020, Tripadvisor instituted cost reduction measures to preserve cash flows, including targeted workforce reduction measures largely in the Experiences and Dining segment, in addition to optimizing and reducing brand advertising as Tripadvisor pivots to leverage newer and expectantly more effective mediums to its historically television-focused campaign. Tripadvisor incurred pre-tax restructuring and related reorganization costs of $9 million during the three months ended March 31, 2020, related to workforce reductions. Such costs were recorded in the condensed consolidated statement of operations.

In response to the economic impact of the COVID-19 pandemic, Tripadvisor instituted additional cost reduction measures during the latter part of the first quarter of 2020 which included the elimination of the majority of discretionary spending, business travel, non-critical vendor relationships, brand advertising, cessation of nearly all new hiring and contingent staff, reduction of targeted employee benefits, and the furloughing of over 100 employees.

On April 28, 2020, management approved and Tripadvisor announced additional cost reduction measures in response to the continued economic and financial impacts to Tripadvisor as a result of the COVID-19 pandemic; which includes the following:

●	Enacting a workforce reduction eliminating more than 700 employees and, depending on the outcome of country-specific consultation processes, may impact an additional 200 employees of Tripadvisor’s workforce;
●	Furloughing additional employees bringing the total furloughed employees during March and April 2020 to approximately 850 employees, primarily in Tripadvisor’s European operations at The Fork;
●	Executing on a temporary 20% reduced work schedule and corresponding pay reduction for most of its remaining North American employees; and planning to do the same in other markets, subject to local employment processes; and
●	Making targeted reductions of Tripadvisor’s office lease portfolio.

Tripadvisor expects to incur total pre-tax restructuring and other related reorganization costs in an estimated range of approximately $30 million to $35 million in the second quarter of 2020, as a result of these measures.

On March 27, 2020, the U.S. government enacted the Coronavirus Aid, Relief, and Economic Security Act (“CARES

Act”), which among other things, includes provisions relating to refundable payroll tax credits, deferment of employer side social security payments, net operating loss carryback periods, modifications to the net interest deduction limitations and technical corrections to tax depreciation methods for qualified improvement property.  Based on Tripadvisor’s preliminary evaluation of the CARES Act, it qualifies for certain employer payroll tax credits and the deferral of payroll and other tax payments in the future, as well as certain income tax related provisions. Most notably, during the three months ended March 31, 2020, Tripadvisor recorded an income tax benefit of $14 million resulting from a loss carryback provision under the CARES Act.

During the fourth quarter of 2019, we elected to bypass a qualitative assessment and proceed directly to performing a quantitative impairment test for our trademark. The fair value of our indefinite-lived trademark was estimated to be $975 million using the relief from royalty method. Due to deteriorating revenue, an impairment loss of $288 million was recorded during the year ended December 31, 2019 related to trademarks, related to the hotels, media & platform reporting unit.

The carrying value of the trademark was $974 million as of March 31, 2020. As of March 31, 2020, TripCo conducted a thorough evaluation of relevant events and circumstances, including the recent declines in revenue and consideration of potential changes in the key inputs to determining the fair value of the trademark.  Based on such evaluation, we do not believe it is more likely than not that the fair value of trademark is below its carrying value as of March 31, 2020. However, further declines in Tripadvisor’s future revenue outlook due to the impact of COVID-19, as discussed above, could result in a decrease in the fair value of the trademark. Accordingly, TripCo believes the trademark is at an elevated risk for impairment in future periods. A future decrease in the fair value may result in a determination that an impairment adjustment is required, which could be material. If an impairment charge is necessary in future periods, the impact to TripCo shareholders is diminished as a large portion would be attributable to the non-controlling interests due to the ownership structure of Tripadvisor. TripCo will continue to monitor events and circumstances that may affect the fair value or carrying value of our trademark.

The carrying value of TripCo’s goodwill was $2.5 billion as of March 31, 2020. TripCo conducted a thorough evaluation of relevant events and circumstances that would materially impact the fair value of each of our reporting units as of March 31, 2020.  Based on such evaluation, we do not believe it is more likely than not that the fair value of our reporting units are below their respective carrying values as of March 31, 2020. However, we believe the passage of time will provide new information regarding the expected duration and severity of impacts of COVID-19 on the economy as a whole and on Tripadvisor’s business. On March 18, 2020, Tripadvisor issued a press release announcing the withdrawal of its previously announced full-year 2020 financial outlook guidance due to the increased adverse impacts of the COVID-19 outbreak and the uncertainty it has created on global travel trends. Management of Tripadvisor is currently working through a reforecasting process which will include determining revised revenue projections as well as identifying various cost reduction strategies.  However, it is uncertain whether or when Tripadvisor will recover the decrease in its trading value. Accordingly, TripCo believes all of its reporting units are at an elevated risk for impairment in future periods. Declines in the future revenue outlook, cash flows, or other factors could result in a determination that an impairment adjustment is required in future periods, which could be material. If an impairment charge is necessary, the impact to TripCo shareholders is diminished as a large portion would be attributable to the non-controlling interests due to the ownership structure of Tripadvisor. TripCo will continue to monitor events and circumstances that may affect the fair value or carrying value of our reporting units.

Tripadvisor’s stock price declined in March 2020, which triggered the mandatory prepayment of TripCo’s margin loan (see note 5 to the accompanying condensed consolidated financial statements). In order to repay the margin loan, TripCo entered into an agreement with Certares LTRIP LLC (“Certares”), with respect to 325,000 shares of TripCo’s newly-created 8% Series A Cumulative Redeemable Preferred Stock, par value $0.01 per share (the “Series A Preferred Stock”) (see note 6 to the accompanying condensed consolidated financial statements).

Results of Operations—Consolidated—March 31, 2020 and 2019

General.  We provide in the tables below information regarding our consolidated Operating Results and Other Income and Expense.

	Three months ended
	March 31,
	2020	2019
	amounts in millions
Revenue
Hotels, Media & Platform	$169	254
Experiences & Dining	83	80
Corporate and other	26	42
Total revenue	278	376
Operating expense	81	82
SG&A	171	206
Stock-based compensation	27	30
Depreciation and amortization	43	42
Operating income	(44)	16
Other income (expense):
Interest expense	(7)	(5)
Other, net	(1)	5
	(8)	—
Earnings (loss) before income taxes	(52)	16
Income tax (expense) benefit	14	(5)
Net earnings (loss)	$(38)	11

Adjusted OIBDA	$35	88

Revenue

Tripadvisor’s Hotels, Media & Platform revenue decreased $85 million or 33% during the three months ended March 31, 2020, when compared to the same period in the prior year. The decrease in Hotels, Media & Platform revenue is detailed as follows:

	Three months ended
	March 31,
	2020	2019
	amounts in millions
TripAdvisor-branded hotels	$137	216
TripAdvisor-branded display and platform	32	38
Total Hotels, Media & Platform	$169	254

Tripadvisor-branded hotels revenue primarily includes hotel metasearch auction revenue, and to a lesser extent hotel B2B revenue, which includes click-based revenue generated from hotel sponsored placements that enable hotels to enhance their visibility on Tripadvisor’s hotel pages, and subscription-based advertising services that are offered to travel partners. For the three months ended March 31, 2020, 81% of Tripadvisor’s Hotels, Media & Platform segment revenue was derived from Tripadvisor-branded hotels revenue. For the three months ended March 31, 2019, 85% of Tripadvisor’s total Hotels, Media & Platform segment revenue was derived from Tripadvisor-branded hotels revenue. Tripadvisor-branded hotels revenue decreased $79 million or 37% during the three months ended March 31, 2020, when compared to the same period in 2019.  This decrease was primarily driven by reduced consumer demand as a result of widespread travel restrictions imposed by governments and businesses in response to the COVID-19 pandemic. In addition, particularly in the month of January and most of February 2020 (pre-COVID-19 timeframe), Tripadvisor experienced reduced revenue generated through its search engine optimization marketing channel, which it believes is impacted by search engines (primarily Google) increasing the prominence of their own hotel products in search results.

Tripadvisor-branded display-based advertising revenue decreased by $6 million or 16% during the three months ended March 31, 2020, when compared to the same period in 2019, primarily driven by a decrease in marketing spend from Tripadvisor’s advertisers due to lack of consumer demand resulting from the impact of the COVID-19 pandemic.

Experiences & Dining segment revenue increased by $3 million or 4% during the three months ended March 31, 2020, when compared to the same period in 2019. The revenue growth in this segment was negatively impacted by the COVID-19 pandemic; as many jurisdictions, particularly in North America (including the U.S.), Asia and Europe, have adopted laws, rules, regulations or decrees intended to address the COVID-19 pandemic, including implementing various travel restrictions, “shelter in place” or “social distancing” mandates, or restricting access to city centers or popular tourist destinations, restaurants and limiting access to experience offerings in surrounding areas, resulting in a significant reduction in consumer demand. This segment’s revenue did benefit from incremental revenue year-over-year of approximately $11 million related to its December 2019 acquisitions of Bookatable and SinglePlatform in Dining.

Corporate and other revenue, which primarily includes click-based advertising and display-based advertising revenue from rentals, flights, cruise and car rental offerings on Tripadvisor and non-Tripadvisor branded websites, such as www.smartertravel.com, www.bookingbuddy.com, www.cruisecritic.com and www.onetime.com, decreased by $16 million or 38% during the three months ended March 31, 2020, when compared to the same period in 2019, primarily due to decreased consumer demand, similar to Tripadvisor’s other businesses, as a result of widespread travel restrictions imposed by governments and businesses and reduced travel partner spend in response to the COVID-19 pandemic.

Operating expense

The most significant driver of operating expense is technology and content costs, which remained flat during the three months ended March 31, 2020, when compared to the same period in 2019, as an increase in personnel costs in Tripadvisor’s Experiences & Dining segment related to its business acquisitions in December 2019, in addition to $3 million of restructuring and other related reorganization costs incurred during the three months ended March 31, 2020 were offset by an equivalent decrease of personnel and overhead costs in Other, as a result of a reduction in headcount to support Tripadvisor’s strategic initiatives.

Selling, general and administrative

The most significant driver of selling, general and administrative expense is selling and marketing costs, which consist of direct selling and marketing costs and indirect costs, such as personnel and overhead. Selling and marketing costs decreased $49 million during the three months ended March 31, 2020, when compared to the same period in 2019, primarily due to a decrease in search engine marketing (“SEM”) and other online traffic acquisition costs across all Tripadvisor segments and businesses, and television advertising costs driven by Tripadvisor’s Hotels, Media & Platform segment, as a cost reduction measure in response to the financial impact to Tripadvisor and decline in consumer demand caused by the COVID-19 pandemic.  The decrease was also partially offset by general and administrative expenses which increased during the three months ended March 31, 2020, when compared to the same period in 2019, primarily due to an increase in bad debt expense, digital service tax, consulting and legal costs.

Operating Income (Loss).  Our consolidated operating income decreased $60 million during the three months ended March 31, 2020, when compared to the same period in the prior year. Operating income was impacted by the above explanations for the fluctuations in revenue and expenses.

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

	Three months ended
	March 31,
	2020	2019
	amounts in millions
Operating income (loss)	$(44)	16
Depreciation and amortization	43	42
Stock-based compensation	27	30
Restructuring charges	9	—
Adjusted OIBDA	$35	88

Adjusted OIBDA is summarized as follows:

	Three months ended
	March 31,
	2020	2019
	amounts in millions
Adjusted OIBDA
Hotels, Media & Platform	$53	105
Experiences & Dining	(19)	(24)
Corporate and other	1	7
Consolidated TripCo	$35	88

Consolidated Adjusted OIBDA decreased $53 million during the three months ended March 31, 2020, when compared to the same period in the prior year.  Hotels, Media & Platform Adjusted OIBDA decreased $52 million during the three months ended March 31, 2020, when compared to the same period in the prior year, primarily due to a decrease in revenue, as noted above, partially offset primarily by reduced television advertising costs, as well as direct selling and marketing expenses related to SEM and other online paid traffic acquisition costs.

Experiences & Dining Adjusted OIBDA increased $5 million or 21% during the three months ended March 31, 2020, when compared to the corresponding period in the prior year, primarily due to reduced selling and marketing expenses related to SEM and other online paid traffic acquisition costs, in response to reduced consumer demand and lack of availability of dine-in restaurants, experiences and tours as a result of COVID-19.

Corporate and other Adjusted OIBDA decreased $6 million during the three months ended March 31, 2020, when compared to the same period in 2019. This decrease was primarily due to a decrease in revenue, partially offset by reduction in headcount to support Tripadvisor’s strategic initiatives in other areas of the company and reduced costs related to marketing and other operational re-alignments. Corporate and other Adjusted OIBDA also includes $4 million and $1 million of TripCo level selling, general and administrative expenses for the three months ended March 31, 2020 and 2019, respectively. TripCo corporate level expenses for the three months ended March 31, 2020 were higher due to legal fees and other expenses incurred related to the margin loan.

Other Income and Expense

Components of Other income (expense) are presented in the table below.

	Three months ended
	March 31,
	2020	2019
	amounts in millions
Interest expense
TripAdvisor	$(2)	(2)
Corporate	(5)	(3)
Consolidated TripCo	$(7)	(5)
Other, net
TripAdvisor	$2	4
Corporate	(3)	1
Consolidated TripCo	$(1)	5

Interest expense.  Interest expense increased $2 million for the three months ended March 31, 2020, when compared to the same period in the prior year, due to higher outstanding borrowings under the TripCo margin loan and higher average interest rates on the TripCo margin loan. Although the TripCo margin loan was mandatorily prepaid during the first quarter of 2020, amounts were outstanding under the margin loan for the majority of the period. Tripadvisor borrowed $700 million under its credit facility at the end of the period ended March 31, 2020, and due to the timing of the borrowing there was no impact to interest expense at Tripadvisor.

Other, net.  Other, net decreased $6 million for the three months ended March 31, 2020, when compared to the same period in the prior year, primarily due to a loss on early extinguishment of debt due to the mandatory prepayment of the TripCo margin loan during the three months ended March 31, 2020, and less interest income at Tripadvisor compared to the prior year.

Income taxes.  During the three months ended March 31, 2020 and 2019, we had losses before income taxes of $52 million and earnings before income taxes of $16 million, respectively, and we had income tax benefit of $14 million and income tax expense of $5 million, respectively. For the three months ended March 31, 2020, the Company recognized additional tax benefit related to losses generated in 2020 that are eligible for carryback to tax years with federal income tax rates greater than the U.S. statutory tax rate of 21%. For the three months ended March 31, 2019, the Company recognized additional tax expense related to changes in unrecognized tax benefits, partially offset by the recognition of excess tax benefits related to stock-based compensation.

Net earnings (loss).  We had net loss of $38 million and net earnings of $11 million for the three months ended March 31, 2020 and 2019, respectively. The change in net earnings was the result of the above described fluctuations in our revenue and expenses.

Liquidity and Capital Resources

As of March 31, 2020, substantially all of our cash and cash equivalents consist of cash on hand in global financial institutions, money market funds and marketable securities with maturities of 90 days or less at the date of purchase.

The following are potential sources of liquidity: available cash balances, proceeds from asset sales, monetization of our investments, outstanding or anticipated debt facilities, debt and equity issuances, and dividend and interest receipts.

As of March 31, 2020, TripCo had a cash balance of $812 million. Approximately $798 million of the cash balance, at March 31, 2020, is held at Tripadvisor. Although TripCo has a 59% voting interest in Tripadvisor, Tripadvisor is a separate public company with a significant non-controlling interest, as TripCo has only a 23% economic interest in Tripadvisor. Even though TripCo controls Tripadvisor through its voting interest and board representation, decision making with respect to using Tripadvisor’s cash balances must consider Tripadvisor’s minority holders. Accordingly, any potential distributions of cash from Tripadvisor to TripCo would generally be on a pro rata basis based on economic ownership interests. Covenants in Tripadvisor’s debt instruments also restrict the payment of dividends and cash distributions to stockholders. Approximately $118 million of the Tripadvisor cash and cash equivalents balance is held by foreign subsidiaries, with approximately 40% located in the United Kingdom. The significant majority of Tripadvisor’s international cash is denominated in U.S. dollars.  As of March 31, 2020, Tripadvisor had $559 million of cumulative undistributed earnings in foreign subsidiaries.  As a result of the Tax Act, foreign earnings may now generally be repatriated back to the U.S. without incurring U.S. federal income tax.  See the Company’s Form 10-K for the year ended December 31, 2019 for additional information.

As of March 31, 2020, Tripadvisor had outstanding borrowings of $700 million classified as long-term debt in the condensed consolidated balance sheet under the 2015 Credit Facility. These funds were drawn down as a precautionary measure and Tripadvisor intends to use this borrowing primarily to reinforce Tripadvisor’s liquidity position and preserve financial flexibility in light of current uncertainty in the global markets resulting from the COVID-19 pandemic; given Tripadvisor’s limited ability to predict its future financial performance due to the uncertain time period government travel restrictions and other implemented measures in reaction to COVID-19 will continue in its key markets; or the U.S. and Europe. Based on Tripadvisor’s current leverage ratio, its borrowings bear interest at LIBOR plus 125 basis points, or the Eurocurrency Spread. Tripadvisor is currently borrowing under a one-month interest period of 2.1% per annum, using a one-month interest period Eurocurrency Spread, which will reset periodically. Interest will be payable on a monthly basis while Tripadvisor is borrowing under the one-month interest rate period. As of March 31, 2020 and December 31, 2019, Tripadvisor was in compliance with its debt covenants.

On May 5, 2020, Tripadvisor amended its 2015 Credit Facility to, among other things, suspend the leverage ratio covenant required to borrow on this facility beginning in the second quarter of 2020 and ending prior to September 30, 2021 (or such earlier date as elected by Tripadvisor) (the “Leverage Covenant Holiday”), and replacing it with a minimum liquidity covenant, that requires Tripadvisor to maintain $150 million of unrestricted cash, cash equivalents and short-term investments less deferred merchant payables plus available revolver capacity, which will apply only during the Leverage Covenant Holiday, as well as downsizing its capacity to $1.0 billion from $1.2 billion.  The Second Amendment also prohibits Tripadvisor from making payments and distributions, including share repurchases and dividends during the Leverage Covenant Holiday. No change was made to the existing maturity date of the 2015 Credit Facility of May 12, 2022.  This amendment therefore reduced Tripadvisor’s available borrowing capacity under the 2015 Credit Facility to $297 million as of May 5, 2020, given its existing borrowings of $700 million, as discussed above, and undrawn standby letters of credit of $3 million as of March 31, 2020. During the timeframe in which the leverage ratio covenant has been suspended, any outstanding or future borrowings under the 2015 Credit Facility will bear interest at LIBOR plus a 2.25% margin with a LIBOR floor of 1% per annum, which as of May 5, 2020, resulted in a borrowing rate of 3.25% per annum.

Historically, Tripadvisor’s operating cash flows and cash on hand have been sufficient to fund its working capital requirements, capital expenditures and long term debt obligations and other financial commitments and are expected to be sufficient in future periods.

	Three months ended
	March 31,
	2020	2019
	amounts in millions
Cash flow information
Tripadvisor cash provided (used) by operating activities	$(70)	182
Corporate cash provided (used) by operating activities	(12)	(1)
Net cash provided (used) by operating activities	$(82)	181

Tripadvisor cash provided (used) by investing activities	$(20)	(42)
Corporate cash provided (used) by investing activities	—	—
Net cash provided (used) by investing activities	$(20)	(42)

Tripadvisor cash provided (used) by financing activities	$570	(24)
Corporate cash provided (used) by financing activities	4	—
Net cash provided (used) by financing activities	$574	(24)

During the three months ended March 31, 2020, TripCo’s primary uses of cash were original principal debt repayments of $352 million, repurchases of Tripadvisor common stock of $115 million, capital expenditures of $20 million and payment of withholding taxes on net share settlements on equity awards of $14 million. These uses of cash were funded primarily with cash provided by operations, borrowings of debt of $740 million and the issuance of redeemable preferred stock of $325 million (see note 6 to the accompanying condensed consolidated financial statements).

The projected use of TripCo’s corporate cash will primarily be to pay fees (not expected to exceed approximately $4 million annually) to Liberty Media Corporation (“Liberty Media”) for providing certain services pursuant to the services agreement and the facilities sharing agreement that TripCo entered into with Liberty Media or its subsidiaries, payment of dividends on the Series A Preferred Stock (unless added to the liquidation preference), and to pay any other corporate level expenses. Debt service costs accrue on the variable prepaid forward borrowing described in note 5 to the accompanying condensed consolidated financial statements. At maturity, the accreted loan amount due under the variable prepaid forward will be approximately $42 million. A number of options are available to satisfy the liability as discussed above in potential sources of liquidity.

Tripadvisor’s available cash and cash equivalents, combined with available borrowings from its credit facilities and in light of its Amended Credit Facility, are expected to be sufficient to fund Tripadvisor’s foreseeable working capital requirements, capital expenditures, existing business growth initiatives, debt obligations, lease commitments, and other financial commitments through at least the next twelve months. Tripadvisor’s future capital requirements may also include capital needs for acquisitions, and/or other expenditures in support of its business strategy, and may potentially reduce Tripadvisor’s cash balance and/or increase its debt. In addition, Tripadvisor’s capital requirements may increase due to the impact of the COVID-19 pandemic which has already resulted in reduced revenue, and the extent to which it may further impact the ability of Tripadvisor’s customers to fulfill their payment obligations. Given the uncertainty in the rapidly changing market and economic conditions related to the COVID-19 pandemic, Tripadvisor will continue to evaluate the nature and extent of the impact to its liquidity and capital requirements.

As a result of the COVID-19 pandemic, Tripadvisor’s stock price fell sharply in March 2020, which triggered the mandatory prepayments of TripCo’s margin loan (see note 5 to the accompanying condensed consolidated financial statements). In order to repay the margin loan, TripCo entered into an agreement with Certares, with respect to 325,000 shares of TripCo’s newly-created Series A Preferred Stock.  As discussed in note 6 to the accompanying condensed consolidated financial statements, Certares may exercise its put right after March 26, 2021, and TripCo will have 180 days from the delivery of such notice to redeem the outstanding Series A Preferred Stock.

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

We are exposed to changes in interest rates primarily as a result of our borrowing and investment activities, which include investments in fixed and floating rate debt instruments and borrowings used to maintain liquidity and to fund business operations. The nature and amount of our long-term and short-term debt are expected to vary as a result of future requirements, market conditions and other factors. We expect to manage our exposure to interest rates by maintaining what we believe is an appropriate mix of fixed and variable rate debt. We believe this best protects us from interest rate risk. We expect to achieve this mix by (i) issuing fixed rate debt that we believe has a low stated interest rate and significant term to maturity, (ii) issuing variable rate debt with appropriate maturities and interest rates, and (iii) entering into interest rate swap arrangements when we deem appropriate. As of March 31, 2020, our debt is comprised of the following amounts:

	Variable rate debt		Fixed rate debt
	Principal	Weighted avg	Principal	Weighted avg
	amount	interest rate	amount	interest rate
	amount in millions
Tripadvisor	$700	2.1%	—	N/A
TripCo debt	$—	N/A	40	1.5%

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

Item 4. Controls and Procedures.

In accordance with Rules 13a-15 and 15d-15 under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), the Company carried out an evaluation, under the supervision and with the participation of management, including its chief executive officer and its principal accounting and financial officer (the "Executives"), of the effectiveness of its disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, the Executives concluded that the Company's disclosure controls and procedures were effective as of March 31, 2020 to provide reasonable assurance that information required to be disclosed in its reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms.

There has been no change in the Company's internal control over financial reporting that occurred during the three months ended March 31, 2020 that has materially affected, or is reasonably likely to materially affect, its internal control over financial reporting. We have not experienced any material impact to our internal controls over financial reporting despite the fact that most of our employees are working remotely due to the COVID-19 pandemic.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 1A. Risk Factors

Except as discussed below, there have been no material changes in the Company’s risk factors from those disclosed in Part I, Item 1A of its Annual Report for the year ended December 31, 2019.

The COVID-19 pandemic has materially adversely affected, and may continue to adversely impact, Tripadvisor’s business and financial performance for the foreseeable future.

The impact of COVID-19 has caused material declines in demand within the travel, hospitality, restaurant and leisure industry concurrent with travel bans and increased governmental restrictions and mandates globally that has dampened consumer demand for Tripadvisor’s products and services, which has adversely and materially affected its business, results of operations and financial condition. Tripadvisor believes the travel industry and its business will continue to be adversely and materially affected while travel bans and other government restrictions and mandates remain in place. The extent of the impact of the COVID-19 pandemic on Tripadvisor’s business is highly uncertain and difficult to predict, as the response to the pandemic is ongoing, information is rapidly evolving, and the duration and severity of the pandemic are also uncertain and cannot be predicted. In addition, Tripadvisor does not have visibility into when these bans will be lifted, nor does it have visibility into the changes to consumer usage patterns on its platform or travel behavior patterns when travel bans and other government restrictions and mandates are lifted. Tripadvisor currently expects, however, that the COVID-19 pandemic will impact its financial performance for the quarter ended June 30, 2020, much more significantly than it impacted the quarter ended March 31, 2020, primarily because an increasing number of markets and locations will have been subject to the governmental measures and economic disruptions noted above during the entirety of the second quarter (as compared to the first quarter, when the effects of the outbreak were largely limited to China and certain other Asian markets during January 2020 and much of February 2020). With the spread of COVID-19 to other regions, such as Europe and the United States, Tripadvisor expects the COVID-19 pandemic and its effects to continue to have a significant adverse impact on its business for the duration of the pandemic and during the subsequent economic recovery, which could be an extended period of time.

Furthermore, capital markets and economies worldwide have also been negatively impacted by the COVID-19 pandemic, and it is possible that it could cause a local and/or global economic recession. Such economic disruption could have a material adverse effect on Tripadvisor’s business as consumers reduce their discretionary spending. Policymakers around the globe have responded with fiscal policy actions to support certain areas of the travel industry and economy as a whole. The magnitude and overall effectiveness of these actions remains uncertain.

Tripadvisor's future results of operations and liquidity could also be adversely impacted by delays in payments of outstanding accounts receivable amounts beyond normal payment terms, travel supplier and restaurant insolvencies, and the impact of any initiatives or programs that Tripadvisor may undertake to address financial and operational challenges faced by Tripadvisor and its customers. As of the date of issuance of these unaudited condensed consolidated financial statements, the extent to which the COVID-19 pandemic may materially impact Tripadvisor's financial condition, liquidity, or results of operations in the future is uncertain.

The ultimate extent of the COVID-19 pandemic and its impact on travel and regional and global markets and overall economic activity in currently affected countries or globally is unknown and impossible to predict with certainty. The extent and duration of the impact of COVID-19 on Tripadvisor’s business over the long term remains largely uncertain and dependent on future developments that cannot be accurately predicted at this time, such as the severity and transmission rate of COVID-19, the extent and effectiveness of containment actions taken, including mobility and travel restrictions, and the impact of these and other factors on travel behavior. Because these events or concerns, and the full impact of their effects, are largely unpredictable, they can dramatically and suddenly affect travel behavior by consumers, and therefore demand for Tripadvisor’s services and its relationships with travel service providers and other partners, any of which can adversely and materially affect Tripadvisor’s business, results of operations and financial condition and could cause the market price of Tripadvisor’s common stock and our common stock to decline.

Declines or disruptions in the travel industry have a material adverse impact on Tripadvisor’s business, results of operations and financial condition.   Increased and/or prolonged government restrictions and regulation, including various travel and mobility restrictions related to COVID-19, could continue to negatively impact Tripadvisor’s business, results of operations and financial condition and could cause the market price of Tripadvisor’s common stock and our common stock to decline.

As a result of the COVID-19 pandemic, Tripadvisor began, in late February of 2020, to experience, and continues to experience, a significant decline in travel demand and increase in customer cancellations. By the end of February and in March 2020, concerns about COVID-19 had intensified on a global basis and have materially and negatively impacted travel demand (and therefore Tripadvisor’s business), with widespread travel restrictions imposed by governments and businesses. Many jurisdictions have adopted laws, rules, regulations or decrees intended to address the COVID-19 pandemic, including implementing travel restrictions or restricting access to city centers or popular tourist destinations or limiting accommodation offerings in surrounding areas. Many airlines have also suspended or limited flights. In addition, many jurisdictions have limited social mobility and gathering, which could further negatively impact the services Tripadvisor provides.

As the COVID-19 pandemic develops, governments, corporations and other authorities may continue to implement restrictions or policies that adversely impact Tripadvisor’s business. Similarly, certain health authorities, such as the WHO and the Centers for Disease Control and Prevention, encourage social distancing and generally advise against gathering in public spaces to prevent the spread of COVID-19. Tripadvisor is working with its travelers and travel service provider partners to address cancellations, requests for refunds, rebookings and similar matters.

Declines or disruptions in the economy in general and travel industry, in particular, could adversely affect Tripadvisor’s businesses, results of operations and financial condition and could cause the market price of its and our common stock to decline.

Tripadvisor’s businesses, results of operations and financial condition, as well as the market price of its and our common stock, are affected by the health of the global economy generally as well as the travel industry and leisure travel in particular. Sales of travel services tend to decline or grow more slowly during economic downturns and recessions when consumers engage in less discretionary spending, are concerned about unemployment or economic weakness, have reduced access to creditor experience other concerns that reduce their ability or willingness to travel. The global economy may be adversely impacted by unforeseen events beyond Tripadvisor’s control including incidents of actual or threatened terrorism, regional hostilities or instability, unusual weather patterns, natural disasters, political instability and health concerns (including epidemics or pandemics), defaults on government debt, significant increases in fuel and energy costs, tax increases and other matters that could reduce discretionary spending, tightening of credit markets and declines in consumer confidence. Decreased travel spending could reduce the demand for Tripadvisor’s services and have a negative impact on its business and results of operations. In addition, the uncertainty of macro-economic factors and their impact on consumer behavior, which may differ across regions, makes it more difficult to forecast industry and consumer trends and the timing and degree of their impact on Tripadvisor’s markets and business, which in turn could adversely affect Tripadvisor’s ability to effectively manage its business, results of operations and financial condition and could cause the market price of its and our common stock to decline.

Recently, the spread of COVID-19 has adversely affected global business activities and has resulted in significant uncertainty in the global economy and volatility in financial markets, including volatility in the market price of Tripadvisor’s common stock. The outbreak of communicable diseases, such as COVID-19, or the perception that such an outbreak could occur, has and may continue to result in a widespread public health crisis that could adversely affect the economies and financial markets of many countries, resulting in a decline in the market price of Tripadvisor’s common stock and an economic downturn and a worldwide recession that would negatively impact the travel industry and leisure travel. In particular, the economic slowdown resulting from the COVID-19 pandemic could result in a prolonged period of increased unemployment and a reduction in available budgets for both business and leisure travelers, which could further result in a significant decline in the amount of tourism and consumer spending and provoke changes in consumer spending habits. This may significantly decrease spending on the services Tripadvisor provides by both business and leisure travelers and have a material adverse impact on its business and results of operations. Additionally, if individual countries or regions experience deteriorating credit and economic conditions and/or significant fluctuations of currency values relative to other currencies, such as the U.S. dollar, it can lead to a negative impact on Tripadvisor’s foreign denominated net assets, revenue, operating expenses and net income as expressed in U.S. dollars.

In addition, since the U.K. initiated the process to exit the E.U., known as Brexit, global markets and foreign exchange rates have experienced increased volatility, including a decline in the value of the British pound as compared to the U.S. dollar. Tripadvisor has significant operations in both the U.K. and the E.U. Tripadvisor’s operations and those of its merchants are highly integrated across the U.K. and the E.U. and are highly dependent on the free flow of labor and goods in those regions. Although the U.K. ceased to be a member of the E.U. on January 31, 2020, the U.K. and the E.U. will continue to work on the terms of the departure through a transition period ending December 31, 2020. As a result, there remains significant uncertainty about the future relationship between the U.K. and the E.U. The ongoing uncertainty and potential outcomes could negatively impact TripAdvisor’s merchant and customer relationships and results of operations. In addition, uncertainty could continue to adversely affect consumer confidence and spending in the U.K. Tripadvisor could face new regulatory costs and challenges when the final terms of the governing relationships and final U.K. regulations are determined. Since the final terms of that exit and the U.K. regulatory environment are uncertain, Tripadvisor is unable to predict the effect Brexit will have on its business and results of operations.

Economic downturn and adverse credit market conditions, whether in response to the COVID-19 pandemic, Brexit or other factors, may negatively impact Tripadvisor, as well as its travel partners that sell their services and products through Tripadvisor’s platform. In addition, Tripadvisor’s travel partners, especially its smaller or medium sized partners’, access to capital, cost of capital and ability to meet liquidity needs could be adversely affected in a prolonged economic downturn or deterioration in the travel industry, which could further adversely impact Tripadvisor’s business, financial condition and results of operations. The extent and duration of such impacts remain largely uncertain and dependent on future developments that cannot be accurately predicted at this time, such as the severity and transmission rate of the coronavirus, the extent and effectiveness of containment actions taken and the impact of these and other factors on travel behavior.

Application of U.S. state and local or international tax laws, changes in tax laws or tax rulings, or the examination of our tax positions, could materially affect Tripadvisor’s financial position and results of operations.

As an international business, Tripadvisor is subject to income taxes and non-income-based taxes in the U.S. and various other international jurisdictions.  Tax laws are dynamic and subject to change as new laws are passed and new interpretations of the law are issued or applied. Tripadvisor’s existing corporate structure and intercompany arrangements have been implemented in a manner it believes are in compliance with current prevailing tax laws. However, due to economic and political conditions, tax rates and tax regimes in various jurisdictions may be subject to significant change and the tax benefits that Tripadvisor intends to eventually derive could be undermined due to changing tax laws. Governments are increasingly focused on ways to increase tax revenue, which has contributed to an increase in audit activity, more aggressive positions taken by tax authorities and an increase in tax legislation.  Any such additional taxes or other assessments may be in excess of Tripadvisor’s current tax provisions or may require Tripadvisor to modify our business practices in order to reduce its exposure to additional taxes going forward, any of which could have a material adverse effect on Tripadvisor’s business, results of operations and financial condition.

The 2017 Tax Act has resulted in significant changes to the U.S. corporate income tax system. The tax law changes by the 2017 Tax Act are broad and complex and there are still uncertainties about how the 2017 Tax Act will be interpreted at both the U.S. federal and state levels.  The U.S. Treasury Department, the IRS and other standard-setting bodies could interpret or issue guidance on how provisions of the 2017 Tax Act will be applied or otherwise administered that is different from Tripadvisor’s interpretation. This could materially change the taxes that Tripadvisor recorded since 2017, and the expected future impact of the 2017 Tax Act on its business.

On March 27, 2020, the Coronavirus Aid, Relief, and Economic Security Act (the "CARES Act") was enacted. The CARES Act is an emergency economic stimulus package in response to the COVID-19 pandemic, which among other things contains numerous income tax provisions. Some of these tax provisions are expected to be effective retroactively for years ending before the date of enactment.  Tripadvisor anticipates that it may benefit from the temporary five-year net operating loss carryback provisions to generate a refund of previously paid income taxes, modifications to the net interest deduction limitations, the technical correction for qualified leasehold improvements, which changes 39-year property to 15-year property, eligible for 100% tax bonus depreciation, and potentially other provisions within the CARES Act.

The OECD has been working on a Base Erosion and Profit Shifting Project, and issued the Action 1 report in 2015 to address the tax challenges arising from digitalization. Since then, the OECD/G20 Inclusive Framework has issued various guidelines, policy notes, and proposals that if adopted could result in an overhaul of the international taxation system under which Tripadvisor’s current tax obligations are determined. As the OECD/G20 Inclusive Framework drives toward a consensus long-term solution, several countries have introduced unilateral digital service tax initiatives which impose new types of non-income taxes, including taxes based on a percentage of revenue.  Tripadvisor is monitoring certain U.S. states and countries in which it does business, such as France, Italy, Spain, and the U.K., which have enacted or proposed similar taxes that will be applicable or are likely to be applicable during 2020.  Tripadvisor recorded an estimate of $1 million for digital service tax to general and administrative during the three months ended March 31, 2020, however it continues to assess the financial impact of these new laws. Further, as additional U.S. states and countries introduce unilateral measures Tripadvisor will continue to monitor developments and determine the financial impact worldwide of these initiatives.

Any changes to international tax laws, including new definitions of permanent establishment, could affect the tax treatment of Tripadvisor’s foreign earnings and adversely impact its effective income tax rate. Further, changes to tax laws and additional reporting requirements could increase the complexity, burden and cost of compliance. Due to the large and expanding scale of Tripadvisor’s international business activities, any changes in U.S. or international taxation of our activities or the combined effect of tax laws in multiple jurisdictions may increase Tripadvisor’s worldwide effective income tax rate, increase the complexity and costs associated with tax compliance (especially if changes are implemented or interpreted inconsistently across tax jurisdictions) and adversely affect Tripadvisor’s cash flows and results of operations.

In addition, the taxing authorities in the United States and other jurisdictions where Tripadvisor does business regularly examine Tripadvisor’s income and other tax returns as well as the tax returns of Expedia, its former parent. The ultimate outcome of these examinations (including the IRS audit described below) cannot be predicted with certainty. Should the IRS or other taxing authorities assess additional taxes as a result of examinations, Tripadvisor may be required to record charges to its operations, which could harm its operating results and financial condition.

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

Due to deteriorations in revenue, an impairment loss of $288 million was recorded during the year ended December 31, 2019, related to trademarks for the hotels, media & platform reporting unit.  The carrying value of Tripadvisor’s trademark was $974 million as of March 31, 2020. TripCo conducted a thorough evaluation of relevant events and circumstances that would materially impact the fair value of the trademark as of March 31, 2020.  Based on such evaluation, we do not believe it is more likely than not that the fair value of trademark is below its carrying value as of March 31, 2020. However, further declines in Tripadvisor’s future revenue outlook due to the impact of COVID-19 could result in a decrease in the fair value of the trademark. Accordingly, TripCo believes the trademark is at an elevated risk for impairment in future periods.

We previously recorded an impairment loss of $1,271 million during the year ended December 31, 2017 related to goodwill, related to the legacy hotels reporting unit due to a decline in Tripadvisor’s stock price. The carrying value of our goodwill was $2.5 billion as of March 31, 2020. Although we do not currently believe that it is more likely than not that the fair value of our reporting units are below their respective carrying values at such date, we believe the passage of time will provide new information regarding the expected duration and severity of impacts of COVID-19 on the economy as a whole and on Tripadvisor’s business. It is uncertain whether or when Tripadvisor will recover the decrease in its trading value. Accordingly, we believe that all of our reporting units are at an elevated risk for impairment in future periods. Declines in the future revenue outlook, cash flows, or other factors could result in a determination that an impairment adjustment is required in future periods, which could be material. TripCo will continue to monitor Tripadvisor’s financial performance, stock price and other events and circumstances that may negatively impact the estimated fair values to determine if an additional impairment assessment is necessary.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

No shares of Liberty TripAdvisor Holdings, Inc. Series A common stock were surrendered by our officers and employees to pay withholding taxes and other deductions in connection with the vesting of their restricted stock during the three months ended March 31, 2020.

Item 6. Exhibits

(a)	Exhibits

Listed below are the exhibits which are filed as a part of this Report (according to the number assigned to them in Item 601 of Regulation S-K):

Exhibit No.	Name
3.1

Certificate of Designations of 8% Series A Cumulative Redeemable Preferred Stock of Liberty TripAdvisor Holdings, Inc. (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on March 23, 2020 (File No. 001-36603)).

4.1

Investment Agreement, dated as of March 15, 2020, by and among Liberty TripAdvisor Holdings, Inc., the investors listed in Schedule I thereto, and solely for purposes of certain provisions therein, Gregory B. Maffei (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on March 16, 2020 (File No. 001-36603)).

4.2

Form of Registration Rights Agreement to be entered into by Liberty TripAdvisor Holdings, Inc., Certares Holdings LLC, Certares Holdings (Blockable) LLC and Certares Holdings (Optional) LLC (incorporated by reference to Exhibit 4.2 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on March 16, 2020 (File No. 001-36603)).

10.1

Second Amendment, dated as of May 5, 2020, by and among Tripadvisor, Inc., Tripadvisor Holdings, LLC, Tripadvisor LLC and other Subsidiary Loan Parties party thereto, the Lenders party thereto, JPMorgan Chase Bank, N.A., as Administrative Agent and London Agent, BofA Securities, Inc., BMP Capital Markets Corp., BNP Paribas Securities Corp., SunTrust Robinson Humphrey, Inc., and U.S. Bank National Association, as Joint Lead Arrangers and Joint Bookrunners; Bank of America, N.A., BMO Capital Markets Corp., BNP Paribas Securities Corp., SunTrust Robinson Humphrey, Inc. and U.S. Bank National Association, as Co-Syndication Agents; and Barclay’s Bank PLC, Morgan Stanley Senior Funding, Inc. and Wells Fargo Bank, National Association, as Co-Documentation Agents (incorporated by reference to Exhibit 10.1 to Tripadvisor, Inc.’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on May 7, 2020 (File No. 001-35362)).

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

LIBERTY TRIPADVISOR HOLDINGS, INC.

Date: May 8, 2020	By:	/s/ GREGORY B. MAFFEI
Gregory B. Maffei Chairman, President and Chief Executive Officer

Date: May 8, 2020	By:	/s/ BRIAN J. WENDLING
Brian J. Wendling Senior Vice President and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)