Form 10-Q
period 2020-06-30
Liberty TripAdvisor Holdings, Inc.
filed 2020-08-06
CIK 1606745

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2020

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

Indicate by check mark whether the registrant is a shell company as defined in Rule 12b-2 of the Exchange Act. Yes ☐  No ☒

The number of outstanding shares of Liberty TripAdvisor Holdings, Inc. common stock as of July 31, 2020 was:

	Series A	Series B
Liberty TripAdvisor Holdings, Inc. common stock	72,167,796	2,952,569

Part I – Financial Information

LIBERTY TRIPADVISOR HOLDINGS, INC.

Condensed Consolidated Balance Sheets

(unaudited)

	June 30,	December 31,
	2020	2019

	amounts in millions
Assets
Current assets:
Cash and cash equivalents	$709	341
Accounts receivable and contract assets, net of allowance for doubtful accounts of $32 million and $25 million, respectively	74	183
Other current assets	80	33
Total current assets	863	557
Property and equipment, net	145	155
Intangible assets not subject to amortization:
Goodwill (note 5)	2,214	2,527
Trademarks (note 5)	725	980
	2,939	3,507
Intangible assets subject to amortization, net	237	277
Other assets, at cost, net of accumulated amortization	209	230
Total assets	$4,393	4,726

(continued)

See accompanying notes to condensed consolidated financial statements.

LIBERTY TRIPADVISOR HOLDINGS, INC.

Condensed Consolidated Balance Sheets (Continued)

(unaudited)

	June 30,	December 31,
	2020	2019

	amounts in millions
Liabilities and Equity
Current liabilities:
Deferred merchant and other payables	$70	170
Deferred revenue	38	62
Accrued liabilities and other current liabilities	142	205
Total current liabilities	250	437
Long-term debt (note 6)	740	353
Deferred income tax liabilities	193	254
Other liabilities	374	381
Total liabilities	1,557	1,425
Redeemable preferred stock, $.01 par value. Authorized shares 50,000,000; issued and outstanding 325,000 shares at June 30, 2020 and 0 at December 31, 2019 (note 7)	354	—
Equity:
Series A common stock, $.01 par value. Authorized 200,000,000 shares; issued and outstanding 72,167,796 shares at June 30, 2020 and 72,152,848 at December 31, 2019	1	1
Series B common stock, $.01 par value. Authorized shares 7,500,000; issued and outstanding 2,952,569 shares at June 30, 2020 and 2,929,401 December 31, 2019	—	—
Series C common stock, $.01 par value. Authorized 200,000,000 shares; no shares issued.	—	—
Additional paid-in capital	244	237
Accumulated other comprehensive earnings (loss), net of taxes	(32)	(29)
Retained earnings	(103)	111
Total stockholders' equity	110	320
Noncontrolling interests in equity of subsidiaries	2,372	2,981
Total equity	2,482	3,301
Commitments and contingencies (note 9)
Total liabilities, redeemable preferred stock and equity	$4,393	4,726

See accompanying notes to condensed consolidated financial statements.

LIBERTY TRIPADVISOR HOLDINGS, INC.

Condensed Consolidated Statements of Operations

(unaudited)

	Three months ended		Six months ended
	June 30,		June 30,
	2020	2019	2020	2019

	amounts in millions, except
	per share amounts
Total revenue, net	$59	422	337	798
Operating costs and expenses:
Operating expense, including stock-based compensation (note 2)	61	102	149	196
Selling, general and administrative, including stock-based compensation (note 2)	99	228	281	452
Depreciation and amortization	42	41	85	83
Restructuring and other related reorganization costs	33	—	42	—
Impairment of goodwill and intangible assets (note 5)	547	—	547	—
	782	371	1,104	731
Operating income (loss)	(723)	51	(767)	67
Other income (expense):
Interest expense	(7)	(6)	(14)	(11)
Other, net	(24)	9	(25)	14
	(31)	3	(39)	3
Earnings (loss) before income taxes	(754)	54	(806)	70
Income tax (expense) benefit	89	(31)	103	(36)
Net earnings (loss)	(665)	23	(703)	34
Less net earnings (loss) attributable to noncontrolling interests	(501)	20	(520)	33
Net earnings (loss) attributable to Liberty TripAdvisor Holdings, Inc. shareholders	$(164)	3	(183)	1

Net earnings (loss) available to common shareholders (note 3)	$(188)	3	(213)	1

Basic net earnings (loss) attributable to Series A and Series B Liberty TripAdvisor Holdings, Inc. shareholders per common share (note 3):	$(2.51)	0.04	(2.84)	0.01
Diluted net earnings (loss) attributable to Series A and Series B Liberty TripAdvisor Holdings, Inc. shareholders per common share (note 3):	$(2.51)	0.04	(2.84)	0.01

See accompanying notes to condensed consolidated financial statements.

LIBERTY TRIPADVISOR HOLDINGS, INC.

Condensed Consolidated Statements of Comprehensive Earnings (Loss)

(unaudited)

	Three months ended		Six months ended
	June 30,		June 30,
	2020	2019	2020	2019

	amounts in millions
Net earnings (loss)	$(665)	23	(703)	34
Other comprehensive earnings (loss), net of taxes:
Foreign currency translation adjustments	13	(3)	(14)	(2)
Reclassification adjustment for net losses included in net income	1	—	1	—
Other comprehensive earnings (loss)	14	(3)	(13)	(2)
Comprehensive earnings (loss)	(651)	20	(716)	32
Less comprehensive earnings (loss) attributable to the noncontrolling interests	(490)	18	(530)	32
Comprehensive earnings (loss) attributable to Liberty TripAdvisor Holdings, Inc. shareholders	$(161)	2	(186)	—

See accompanying notes to condensed consolidated financial statements.

LIBERTY TRIPADVISOR HOLDINGS, INC.

Condensed Consolidated Statements of Cash Flows

(unaudited)

	Six months ended
	June 30,
	2020	2019

	amounts in millions
Cash flows from operating activities:
Net earnings (loss)	$(703)	34
Adjustments to reconcile net earnings (loss) to net cash provided by operating activities
Depreciation and amortization	85	83
Stock-based compensation	52	63
Realized and unrealized (gains) losses on financial instruments, net	—	(6)
Impairment of goodwill and intangible assets	547	—
Deferred income tax expense (benefit)	(59)	12
Other charges (credits), net	31	2
Changes in operating assets and liabilities
Current and other assets	71	(62)
Payables and other liabilities	(187)	221
Net cash provided (used) by operating activities	(163)	347
Cash flows from investing activities:
Capital expended for property and equipment, including internal-use software and website development	(36)	(38)
Purchases of short term investments and other marketable securities	—	(69)
Sales and maturities of short term investments and other marketable securities	—	20
Other investing activities, net	1	—
Net cash provided (used) by investing activities	(35)	(87)
Cash flows from financing activities:
Borrowings of debt	740	114
Repayments of debt	(352)	(100)
Shares repurchased by subsidiary	(115)	—
Payment of withholding taxes on net share settlements of equity awards	(17)	(26)
Shares issued by subsidiary	—	1
Issuance of redeemable preferred stock	325	—
Other financing activities, net	(15)	(4)
Net cash provided (used) by financing activities	566	(15)
Effect of foreign currency exchange rates on cash, cash equivalents and restricted cash	—	(2)
Net increase (decrease) in cash, cash equivalents and restricted cash	368	243
Cash, cash equivalents and restricted cash at beginning of period	341	672
Cash, cash equivalents and restricted cash at end of period	$709	915

See accompanying notes to condensed consolidated financial statements.

LIBERTY TRIPADVISOR HOLDINGS, INC.

Condensed Consolidated Statements of Equity

(unaudited)

	Stockholders' equity

					Accumulated		Noncontrolling
				Additional	other		interest in
	Common Stock			paid-in	comprehensive	Retained	equity of	Total
	Series A	Series B	Series C	capital	earnings (loss)	earnings	subsidiaries	equity

	amounts in millions
Balance at January 1, 2020	$1	—	—	237	(29)	111	2,981	3,301
Net earnings (loss)	—	—	—	—	—	(183)	(520)	(703)
Other comprehensive earnings (loss)	—	—	—	—	(3)	—	(10)	(13)
Stock-based compensation	—	—	—	15	—	—	47	62
Withholding taxes on net share settlements of stock-based compensation	—	—	—	(17)	—	—	—	(17)
Shares repurchased by subsidiary	—	—	—	17	—	—	(132)	(115)
Preferred stock adjustment	—	—	—	—	—	(30)	—	(30)
Other, net	—	—	—	(8)	—	(1)	6	(3)
Balance at June 30, 2020	$1	—	—	244	(32)	(103)	2,372	2,482

	Stockholders' equity

					Accumulated		Noncontrolling
				Additional	other		interest in
	Common Stock			paid-in	comprehensive	Retained	equity of	Total
	Series A	Series B	Series C	capital	earnings (loss)	earnings	subsidiaries	equity

	amounts in millions
Balance at March 31, 2020	$1	—	—	242	(35)	85	2,838	3,131
Net earnings (loss)	—	—	—	—	—	(164)	(501)	(665)
Other comprehensive earnings (loss)	—	—	—	—	3	—	11	14
Stock-based compensation	—	—	—	6	—	—	23	29
Withholding taxes on net share settlements of stock-based compensation	—	—	—	(3)	—	—	—	(3)
Preferred stock adjustment	—	—	—	—	—	(24)	—	(24)
Other, net	—	—	—	(1)	—	—	1	—
Balance at June 30, 2020	$1	—	—	244	(32)	(103)	2,372	2,482

	Stockholders' equity

					Accumulated		Noncontrolling
				Additional	other		interest in
	Common Stock			paid-in	comprehensive	Retained	equity of	Total
	Series A	Series B	Series C	capital	earnings (loss)	earnings	subsidiaries	equity

	amounts in millions
Balance at January 1, 2019	$1	—	—	231	(29)	133	3,400	3,736
Net earnings (loss)	—	—	—	—	—	1	33	34
Other comprehensive earnings (loss)	—	—	—	—	(1)	—	(1)	(2)
Stock-based compensation	—	—	—	18	—	—	53	71
Withholding taxes on net share settlements of stock-based compensation	—	—	—	(27)	—	—	—	(27)
Other, net	—	—	—	(7)	—	1	12	6
Balance at June 30, 2019	$1	—	—	215	(30)	135	3,497	3,818

	Stockholders' equity

					Accumulated		Noncontrolling
				Additional	other		interest in
	Common Stock			paid-in	comprehensive	Retained	equity of	Total
	Series A	Series B	Series C	capital	earnings (loss)	earnings	subsidiaries	equity

	amounts in millions
Balance at March 31, 2019	$1	—	—	216	(29)	132	3,443	3,763
Net earnings (loss)	—	—	—	—	—	3	20	23
Other comprehensive earnings (loss)	—	—	—	—	(1)	—	(2)	(3)
Stock-based compensation	—	—	—	9	—	—	29	38
Withholding taxes on net share settlements of stock-based compensation	—	—	—	(4)	—	—	—	(4)
Other, net	—	—	—	(6)	—	—	7	1
Balance at June 30, 2019	$1	—	—	215	(30)	135	3,497	3,818

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

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates. The Company considers (i) recognition and recoverability of goodwill, intangible and long-lived assets and (ii) accounting for income taxes to be its most significant estimates. Some of the Company’s estimates and assumptions required increased judgment and carry a higher degree of variability and volatility as a result of COVID-19 (as defined below). As events continue to evolve and additional information becomes available, the Company’s estimates may change materially in future periods.

In December 2019, a novel strain of coronavirus (“COVID-19”) was reported in Wuhan, China. On January 30, 2020 the World Health Organization declared COVID-19 to constitute a “Public Health Emergency of International Concern” and subsequently, on March 11, 2020, declared COVID-19 to constitute a “Pandemic.” The Company is subject to risks and uncertainties as a result of the COVID-19 pandemic. COVID-19 has caused material declines in demand within the travel, hospitality, restaurant and leisure industry. The pandemic’s proliferation, concurrent with travel bans, increased governmental restrictions and mandates globally, to limit the spread of the virus, has dampened consumer demand for Tripadvisor’s products and services, which has adversely and materially affected its business, results of operations and financial condition. Tripadvisor believes the travel industry and its business will continue to be adversely and materially affected while travel bans and other government restrictions and mandates continue to remain in place. However, the extent of the impact of the COVID-19 pandemic on its business remains highly uncertain and difficult to predict, as the response to the pandemic continues to be ongoing and shifting as information is rapidly evolving, and the duration and severity of the pandemic are also uncertain and cannot be predicted. In addition, Tripadvisor does not have visibility into when these bans will be lifted, where additional bans may be initiated or where bans that have been previously lifted are reinstated due to resurgence of the virus, nor does it have visibility into the changes to consumer usage patterns on its platform or travel behavior patterns when travel bans and other government restrictions and mandates are fully lifted.

LIBERTY TRIPADVISOR HOLDINGS, INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Furthermore, capital markets and economies worldwide have also been negatively impacted by the COVID-19 pandemic, and it is possible that it could cause a protracted local and/or global economic recession. Such economic disruption could have a material adverse effect on Tripadvisor’s business as consumers reduce their discretionary spending. Policymakers around the globe have responded with fiscal policy actions to support certain areas of the travel industry and economy as a whole. The magnitude and overall effectiveness of these actions remains uncertain.

The Company's future results of operations and liquidity could also be adversely impacted by delays in payments of outstanding accounts receivable amounts beyond normal payment terms, travel supplier and restaurant insolvencies, and the impact of any initiatives or programs that Tripadvisor may undertake to address financial and operational challenges faced by Tripadvisor and its customers. As of the date of issuance of these condensed consolidated financial statements, the extent and duration to which the COVID-19 pandemic may materially impact the Company's financial condition, liquidity, or results of operations in the future continues to be uncertain.

In addition, due to the impact of COVID-19 to Tripadvisor’s business, Tripadvisor did not experience its typical seasonal pattern for revenue and profit during the three months ended June 30, 2020. In addition, cash outflows to travel suppliers related to deferred merchant payables significantly exceeded cash received from travelers during the first six months of 2020, reflecting the decline in consumer demand for Tripadvisor’s products and cancellations of reservations related to COVID-19, contributing significantly to unfavorable working capital trends and material negative operating cash flow during the six months ended June 30, 2020. It is difficult to forecast the seasonality for the upcoming quarters, given the uncertainty related to the extent and duration of the impact from COVID-19 and the shape and timing of a recovery.

On March 26, 2020, TripCo issued and sold 325,000 shares of TripCo’s newly-created 8% Series A Cumulative Redeemable Preferred Stock, par value $0.01 per share (the “Series A Preferred Stock”) for a purchase price of $1,000 per share. See further discussion about the Series A Preferred Stock in note 7.

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

LIBERTY TRIPADVISOR HOLDINGS, INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

The tax sharing agreement provides for the allocation and indemnification of tax liabilities and benefits between Qurate Retail and TripCo and other agreements related to tax matters.

Under these agreements, approximately $1 million was reimbursable to Liberty Media for both of the three months ended June 30, 2020 and 2019, and approximately $2 million was reimbursable to Liberty Media for both of the six months ended June 30, 2020 and 2019.

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

Included in the accompanying condensed consolidated statements of operations are the following amounts of stock-based compensation, the majority of which relates to Tripadvisor as discussed below:

	Three months ended		Six months ended
	June 30,		June 30,
	2020	2019	2020	2019

	amounts in millions
Operating expense	$10	15	21	27
Selling, general and administrative expense	15	18	31	36
	$25	33	52	63

Stock-based compensation expense related to Tripadvisor was $25 million and $32 million for the three months ended June 30, 2020 and 2019, respectively, and $51 million and $60 million for the six months ended June 30, 2020 and 2019, respectively.

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

			Weighted
			average
			remaining	Aggregate
			contractual	intrinsic
	Series A	WAEP	life	value
	in thousands		in years	in millions
Outstanding at January 1, 2020	717	$13.65
Granted	21	$2.11
Exercised	—	$—
Forfeited/Cancelled	(271)	$14.11
Outstanding at June 30, 2020	467	$12.86	4.8	$—
Exercisable at June 30, 2020	294	$16.55	3.9	$—

Weighted
average
			remaining	Aggregate
			contractual	intrinsic
	Series B	WAEP	life	value
	in thousands		in years	in millions
Outstanding at January 1, 2020	1,824	$27.63
Granted	—	$—
Exercised	—	$—
Forfeited/Cancelled	—	$—
Outstanding at June 30, 2020	1,824	$27.63	4.5	$31
Exercisable at June 30, 2020	1,824	$27.63	4.5	$31

During the six months ended June 30, 2020, TripCo granted 242 thousand performance-based RSUs of Series B TripCo common stock to our CEO. The RSUs had a GDFV of $3.08 per share at the time they were granted.  The RSUs cliff vest one year from the month of grant, subject to the satisfaction of certain performance objectives. Performance objectives, which are subjective, are considered in determining the timing and amount of the compensation expense recognized. When the satisfaction of the performance objectives becomes probable, the Company records compensation expense. The probability of satisfying the performance objectives is assessed at the end of each reporting period.

Also during the six months ended June 30, 2020, TripCo granted 30 thousand time-based RSUs of Series B TripCo common stock to our CEO.  The RSUs had a GDFV of $4.76 per share and cliff vest on December 10, 2020.  This RSU grant was issued in lieu of our CEO receiving 50% of his remaining base salary for the last three quarters of calendar year 2020, and he has waived his right to receive the other 50%, in each case, in light of the ongoing financial impact of COVID-19.

There was no activity during the period related to the TripCo Series B options.

As of June 30, 2020, the total unrecognized compensation cost related to unvested Awards was approximately $358 thousand. Such amount will be recognized in the Company's condensed consolidated statements of operations over a weighted average period of approximately two years.

LIBERTY TRIPADVISOR HOLDINGS, INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

As of June 30, 2020, TripCo reserved 2.3 million shares of Series A and Series B common stock for issuance under exercise privileges of outstanding stock Awards.

Tripadvisor Equity Grant Awards

The following table presents the number and WAEP of the Awards to purchase Tripadvisor common stock granted to certain officers, employees and directors of Tripadvisor.

			Weighted
			average
	TripAdvisor		remaining	Aggregate
	stock		contractual	intrinsic
	options	WAEP	life	value
	in thousands		in years	in millions
Outstanding at January 1, 2020	6,017	$50.27
Granted	1,095	$25.38
Exercised	(2)	$17.08
Cancelled or expired	(732)	$46.74
Outstanding at June 30, 2020	6,378	$46.42	5.8	$—
Exercisable at June 30, 2020	3,630	$55.30	3.9	$—

The weighted average GDFV of options granted was $10.11 for the six months ended June 30, 2020.

As of June 30, 2020, the total unrecognized compensation cost related to unvested Tripadvisor stock options was approximately $29 million and will be recognized over a weighted average period of approximately 2.7 years. The total intrinsic value of stock options exercised was not material and $2 million for the six months ended June 30, 2020 and 2019, respectively.

Additionally, during the six months ended June 30, 2020, Tripadvisor granted approximately 5 million units, vested and released approximately 2 million units, and had cancellations of approximately 3 million units, which included primarily service-based RSUs, as well as a limited number of market-based restricted stock units (“MSUs”) under the 2018 Stock and Annual Incentive Plan. The RSUs’ fair value was measured based on the quoted price of Tripadvisor common stock at the date of grant. As the MSUs provide for vesting based upon Tripadvisor’s total shareholder return, or “TSR,” performance, the potential outcomes of future stock prices and TSR of Tripadvisor and the Nasdaq Composite Total Return Index, was used to calculate the GDFV of these awards. The weighted average GDFV for RSUs and MSUs granted, vested and released, and cancelled during the six months ended June 30, 2020 was $25.28 per share, $47.67 per share, and $38.17 per share, respectively. As of June 30, 2020, the total unrecognized compensation cost related to Tripadvisor RSUs and MSUs was approximately $212 million and will be recognized over a weighted average period of approximately 2.1 years.

On May 27, 2020, Tripadvisor’s Compensation Committee of its Board of Directors approved a modification of Tripadvisor’s Annual RSU grant issued to its employees in the first quarter of 2020, which consisted of reducing the original grant-date vesting period from four years to two years. This modification resulted in the acceleration and recognition of an additional $10 million of stock compensation expense during the three months ended June 30, 2020, given the modified vesting term.  There was no change to the original fair value of the impacted RSUs as a result of the modification.

LIBERTY TRIPADVISOR HOLDINGS, INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

(3) Earnings (Loss) Per Common Share (EPS)

Basic earnings (loss) per common share (“EPS”) is computed by dividing net earnings (loss) attributable to common shareholders by the weighted average number of common shares outstanding (“WASO”) for the period. Diluted EPS presents the dilutive effect on a per share basis of potential common shares as if they had been converted at the beginning of the periods presented. Excluded from EPS for the three and six months ended June 30, 2020 and 2019 are less than a million and 2 million potential common shares due to stock options, respectively, because their inclusion would be antidilutive. Also excluded from EPS for the three and six months ended June 30, 2020, because their inclusion would be antidilutive, were 13 million shares that are contingently issuable at the Company’s election pursuant to an exercise of the Put Right (defined and described in note 7), which were calculated in accordance with the terms of the Certificate of Designations for the Series A Preferred Stock as if the Put Right had been exercised at June 30, 2020.

	Liberty TripAdvisor Holdings Common Stock
	Three months ended		Six months ended
	June 30,		June 30,
	2020	2019	2020	2019

	number of shares in millions
Numerator
Net earnings (loss) attributable to Liberty TripAdvisor Holdings, Inc. shareholders	$(164)	3	(183)	1
Less: Preferred stock carrying value adjustment and transaction costs	24	—	30	—
Net earnings (loss) available to common shareholders	$(188)	3	(213)	1
Denominator
Basic WASO	75	75	75	75
Potentially dilutive shares	—	—	—	—
Diluted WASO	75	75	75	75

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

LIBERTY TRIPADVISOR HOLDINGS, INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

The Company’s assets and liabilities measured at fair value are as follows:

	June 30, 2020			December 31, 2019
		Quoted prices	Significant		Quoted prices	Significant
		in active	other		in active	other
		markets for	observable		markets for	observable
		identical assets	inputs		identical assets	inputs
Description	Total	(Level 1)	(Level 2)	Total	(Level 1)	(Level 2)

amounts in millions
Cash equivalents	$123	8	115	22	22	—
Variable prepaid forward	$5	—	5	—	—	—

On March 9, 2020, TripSPV, a wholly owned subsidiary of the Company, entered into a variable prepaid forward transaction (the “VPF”) with a financial institution with respect to 2.4 million shares of Tripadvisor common stock held by the Company with a forward floor price of $17.25 per share and a forward cap price of $26.84 per share. Pursuant to the terms of the VPF, TripSPV received a prepayment of $34 million on March 17, 2020 (see note 6). The asset associated with this instrument is included in other assets in the accompanying condensed consolidated balance sheets. Changes in the fair value of the VPF are recognized in realized and unrealized gains (losses) on financial instruments in the condensed consolidated statements of operations.

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

LIBERTY TRIPADVISOR HOLDINGS, INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

(5) Goodwill and Other Intangible Assets

Changes in the carrying amount of goodwill are as follows:

	Hotels, Media & Platform	Experiences & Dining	Corporate and other	Total

	(in millions)
Balance at January 1, 2020	$1,923	333	271	2,527
Allocation to new segment (1)	6	—	(6)	—
Impairments (2)	(279)	—	(18)	(297)
Dispositions (3)	—	—	(18)	(18)
Other (4)	—	6	(4)	2
Balance at June 30, 2020	$1,650	339	225	2,214
(1)	Re-allocation of goodwill as a result of changes to reporting units related to Tripadvisor internal restructuring.
(2)	TripCo recorded an $18 million goodwill impairment related to a business that was sold in June 2020. See discussion of other impairments below.
(3)	Dispositions relates to the sale of the aforementioned Tripadvisor business.
(4)	Other changes primarily relate to immaterial acquisitions and foreign currency translation on goodwill.

Impairments

Due to the current and expected impact of COVID-19 on Tripadvisor’s operating results, and a sustained decline in Tripadvisor’s stock price, impairments of $250 million of trademarks and $279 million of goodwill were recorded during the three months ended June 30, 2020, respectively, related to the Hotels, Media & Platform reporting unit. The fair value of the trademarks was determined using the relief from royalty method. The fair value of the reporting unit was determined using a combination of market multiples (market approach) and discounted cash flow (income approach) calculations (Level 3). As of June 30, 2020, accumulated goodwill impairment losses for Tripadvisor totaled $1,568 million.

Based on the quantitative assessment performed during the second quarter and the resulting impairment losses recorded, the estimated fair values of the trademark and Hotels, Media & Platform reporting unit approximate their respective carrying values as of June 30, 2020. TripCo will continue to monitor TripAdvisor’s financial performance, stock price and other events and circumstances that may negatively impact the estimated fair values to determine if future impairment assessments may be necessary.

LIBERTY TRIPADVISOR HOLDINGS, INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

(6) Debt

Outstanding debt at June 30, 2020 and December 31, 2019 is summarized as follows:

	June 30,	December 31,
	2020	2019

	amounts in millions
TripCo margin loan	$—	355
TripCo variable prepaid forward	40	—
TripAdvisor Credit Facilities	700	—
Deferred financing costs	—	(2)
Total consolidated TripCo debt	740	353
Debt classified as current	—	—
Total long-term debt	$740	353

TripCo Margin Loan and Variable Prepaid Forward

On March 10, 2020, a wholly owned subsidiary of TripCo amended the margin loan agreement, dated as of June 10, 2019, which, among other things, modified the margin call thresholds which would require mandatory prepayment of the margin loan.

On March 12, 2020, the closing share price of Tripadvisor common stock price fell below the minimum value and triggered the mandatory prepayment of all amounts outstanding under the margin loan.  In connection with the VPF entered into on March 9, 2020, as described in note 4, TripCo received a prepayment of $34 million on March 17, 2020. The term of the VPF is three years. At maturity, the accreted loan amount due will be approximately $42 million.  As of June 30, 2020, 2.4 million shares of Tripadvisor common stock, with a value of approximately $46 million, were pledged as collateral pursuant to the VPF contract.

On March 26, 2020, the proceeds from the VPF, proceeds from the Series A Preferred Stock (described and defined in note 7) issuance, and cash on hand were used to pay all amounts outstanding under the margin loan, which aggregated $363 million, including accrued interest.

Tripadvisor Credit Facilities

In June 2015, Tripadvisor entered into a five year credit agreement with a group of lenders which, among other things, provided for a $1 billion unsecured revolving credit facility (the “2015 Credit Facility”). On May 12, 2017, the 2015 Credit Facility was amended to, among other things, (i) increase the aggregate amount of revolving loan commitments available from $1.0 billion to $1.2 billion; and (ii) extend the maturity date of the 2015 Credit Facility from June 26, 2020 to May 12, 2022 (the “First Amendment”). On May 5, 2020, Tripadvisor amended its 2015 Credit Facility (“Second Amendment”) to, among other things, suspend the leverage ratio covenant on this facility beginning in the second quarter of 2020 and ending prior to September 30, 2021 (or such earlier date as elected by Tripadvisor), and replacing it with a minimum liquidity covenant (the “Leverage Covenant Holiday”), that requires Tripadvisor to maintain $150 million of unrestricted cash, cash equivalents and short-term investments less deferred merchant payables plus available revolver capacity, which will apply only during the Leverage Covenant Holiday, provide collateral to secure the obligations under the agreement, as well as downsizing its capacity to $1.0 billion from $1.2 billion. No change was made to the existing maturity date of the 2015 Credit Facility of May 12, 2022. Tripadvisor may borrow from the 2015 Credit Facility in U.S. dollars, Euros and British pounds. In addition, Tripadvisor’s 2015 Credit Facility includes $15 million of borrowing capacity available for letters of credit and $40 million for Swing Line borrowings on same-day notice. As of June 30, 2020, Tripadvisor had

LIBERTY TRIPADVISOR HOLDINGS, INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

outstanding borrowings of $700 million classified as long-term debt on the condensed consolidated balance sheet and issued $3 million of outstanding letters of credit under the 2015 Credit Facility.

During March 2020, Tripadvisor borrowed $700 million from the 2015 Credit Facility. These funds were drawn down as a precautionary measure to reinforce Tripadvisor’s liquidity position and preserve financial flexibility in light of uncertainty in the global markets resulting from the COVID-19 pandemic. For the timeframe for which the leverage ratio covenant is suspended, any outstanding or future borrowings under the 2015 Credit Facility bear interest at LIBOR plus a 2.25% margin with a LIBOR floor of 1% per annum. Tripadvisor is also required to pay a quarterly commitment fee, at an applicable rate of 0.5%, on the daily unused portion of the revolving credit facility for each fiscal quarter and additional fees in connection with the issuance of letters of credit. As of June 30, 2020, Tripadvisor was borrowing at an interest rate of 3.25% per annum, using a one-month interest period Eurocurrency Spread, which will reset periodically, and its unused revolver capacity was subject to a commitment fee of 0.5%.

For the three and six months ended June 30, 2020, Tripadvisor recorded interest expense and commitment fees on its 2015 Credit Facility of $5 million and $6 million, respectively. For both the three and six months ended June 30, 2019, Tripadvisor recorded interest expense and commitment fees on its 2015 Credit Facility of $1 million to interest expense on the condensed consolidated statements of operations.

In connection with the Second Amendment, Tripadvisor incurred additional lender fees and debt financing costs totaling $4 million during the three months ended June 30, 2020, which were capitalized as deferred financing costs and recorded to other assets on the condensed consolidated balance sheet. These costs will be amortized over the remaining term of the 2015 Credit Facility, using the effective interest rate method, and recorded to interest expense on the condensed consolidated statements of operations.

There is no specific repayment date prior to the maturity date for any borrowings under this credit agreement. Tripadvisor may voluntarily repay any outstanding borrowing under the 2015 Credit Facility at any time without premium or penalty, other than customary breakage costs with respect to Eurocurrency loans. Additionally, Tripadvisor believes that the likelihood of the lender exercising any subjective acceleration rights, which would permit the lenders to accelerate repayment of any outstanding borrowings, is remote. As such, Tripadvisor classifies any borrowings under this facility as long term debt. The 2015 Credit Facility contains a number of covenants that, among other things, restrict Tripadvisor’s ability to: incur additional indebtedness, create liens, enter into sale and leaseback transactions, engage in mergers or consolidations, sell or transfer assets, pay dividends and distributions, make investments, loans or advances, prepay certain subordinated indebtedness, make certain acquisitions, engage in certain transactions with affiliates, amend material agreements governing certain subordinated indebtedness, and change its fiscal year.  The Second Amendment also prohibits Tripadvisor from repurchasing shares of its common stock, and paying dividends, among other restrictions, during the Leverage Covenant Holiday. In connection with the Second Amendment and as collateral to secure the obligations, Tripadvisor and certain subsidiaries have pledged, and granted security interests and liens in and on, substantially all of their assets. The 2015 Credit Facility also requires Tripadvisor to maintain a minimum liquidity covenant and contains certain customary affirmative covenants and events of default, including a change of control. If an event of default occurs, the lenders under the 2015 Credit Facility will be entitled to take various actions, including the acceleration of all amounts due under the 2015 Credit Facility.

Tripadvisor’s Chinese subsidiary was party to a $30 million, one-year revolving credit facility with Bank of America as of December 31, 2019.  In June 2020, Tripadvisor terminated this credit facility. Tripadvisor had no outstanding borrowings under this credit facility at the time of termination or at December 31, 2019.

LIBERTY TRIPADVISOR HOLDINGS, INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Tripadvisor Senior Notes

On July 9, 2020, Tripadvisor completed the sale of $500 million aggregate principal amount of 7.000% senior notes due July 15, 2025 (the "Senior Notes") in a private offering. The Senior Notes were issued pursuant to an Indenture, dated July 9, 2020, among Tripadvisor, the Guarantors and Wilmington Trust, National Association, as trustee (the “Indenture”). The Indenture provides, among other things, that interest is payable on the Senior Notes on January 15 and July 15 of each year, beginning on January 15, 2021. The Senior Notes are senior unsecured obligations of Tripadvisor and are guaranteed by each of its domestic subsidiaries that guarantees Tripadvisor’s 2015 Credit Facility.  In July 2020, Tripadvisor used the proceeds of $490 million, net of approximately $10 million in debt issuances costs, to repay a portion of its 2015 Credit Facility borrowings outstanding as of June 30, 2020.

Debt Covenants

As of June 30, 2020, Tripadvisor was in compliance with their debt covenants.

(7) Redeemable Preferred Stock

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

Redemption

The Company is required to redeem for cash shares of Series A Preferred Stock on the earlier of (i) the first business

LIBERTY TRIPADVISOR HOLDINGS, INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

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

Put Right

Following March 26, 2021, the Purchaser will have the right to cause TripCo to redeem all of the outstanding shares of Series A Preferred Stock at the Redemption Price for, at the election of TripCo, cash, shares of Eligible Common Stock, shares of Tripadvisor Common Stock or any combination of the foregoing, subject to certain limitations (the “Put Option”). The Purchaser may exercise its put right by delivering notice to TripCo within a certain number of days following the filing by TripCo of its periodic reports with the SEC, and TripCo will have 180 days from the delivery of such notice to redeem the outstanding Series A Preferred Stock. If TripCo determines not to redeem the Series A Preferred Stock within that 180-day period, TripCo may facilitate the sale of the Series A Preferred Stock and, if necessary, make the Purchaser whole for any shortfall from the redemption price. The Company evaluated the Put Option as an embedded derivative and determined it is not required to be bifurcated.

Recognition

As the Series A Preferred Stock is redeemable and the redemption triggers are outside of TripCo’s control, the Company is required to classify the shares outside of permanent equity.  The Company will calculate the carrying value of the Series A Preferred Stock pursuant to the Redemption Price calculation, and any changes in the carrying value of the Series A Preferred Stock will be recorded directly to retained earnings, or to additional paid-in capital in the absence of retained earnings. The Company must adjust net earnings for the change in the carrying value of the Series A Preferred Stock to determine the net earnings attributable to common shareholders to be used in the calculation of EPS.  For the three and six months ended June 30, 2020, the adjustments for the Redemption Price, including transaction costs, were approximately $24 million and $30 million, respectively.

(8) Stockholders’ Equity

Preferred Stock

TripCo’s preferred stock is issuable, from time to time, with such powers, designations, preferences and relative, participating, optional or other rights and qualifications, limitations or restrictions thereof, as shall be stated and expressed in a resolution or resolutions providing for the issue of such preferred stock adopted by TripCo’s Board of Directors.  See note 7 for a description of TripCo’s Series A Preferred Stock.

Common Stock

Series A common stock entitles the holders to one vote per share, Series B common stock entitles the holders to ten votes per share and Series C common stock, except as otherwise required by applicable law, entitles the holder to no voting rights.  As of June 30, 2020, no shares of Series C common stock have been issued. All series of TripCo common stock participate on an equal basis with respect to dividends and distributions.

Subsidiary Purchases of Common Stock

During the six months ended June 30, 2020, Tripadvisor repurchased 4,707,450 shares of its outstanding common stock for $115 million in the aggregate. No shares were repurchased during the three months ended June 30, 2020. As of

LIBERTY TRIPADVISOR HOLDINGS, INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

June 30, 2020, Tripadvisor had approximately $75 million remaining available to repurchase shares of its common stock under this share repurchase program.

(9) Commitments and Contingencies

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

(10) Segment Information

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

	Three months ended		Six months ended
	June 30,		June 30,
	2020	2019	2020	2019

	amounts in millions
Hotels, Media & Platform
TripAdvisor-branded hotels	$31	211	168	427
TripAdvisor-branded display and platform	7	43	39	81
Total Hotels, Media & Platform	38	254	207	508

Experiences & Dining	14	125	97	206
Corporate and other	7	43	33	84
Total Revenue	$59	422	337	798

The following table provides information about the opening and closing balances of accounts receivable and contract assets from contracts with customers:

	June 30, 2020	December 31, 2019

	amounts in millions
Accounts receivable	$69	176
Contract assets	5	7
Total	$74	183

Accounts receivable are recognized when the right to consideration becomes unconditional. Contract assets are rights to consideration in exchange for services that Tripadvisor has transferred to a customer when that right is conditional on something other than the passage of time, such as commission payments that are contingent upon the completion of the service by the principal in the transaction. Contract liabilities generally include payments received in advance of performance under the contract, and are realized as revenue as the performance obligation to the customer is satisfied, which Tripadvisor presents as deferred revenue on its consolidated balance sheets. As of January 1, 2020, Tripadvisor had $62 million recorded as deferred revenue on its condensed consolidated balance sheet, of which $12 million and $44 million were recognized as revenue and $4 million and $10 million were refunded due to cancellations by travelers during the three and six months ended June 30, 2020, respectively. As of January 1, 2019, Tripadvisor had $63 million recorded as deferred revenue in the condensed consolidated balance sheet, of which $12 million and $46 million were recognized as revenue and $1 million and $2 million were refunded due to cancellations by travelers during the three and six months ended June 30, 2019, respectively.  The difference between the opening and closing balances of Tripadvisor’s deferred revenue primarily results from the timing differences between when Tripadvisor receives customer payments and the time in which Tripadvisor satisfies its performance obligations. The difference between the opening and closing balances of Tripadvisor’s contract assets primarily results from the timing difference between when Tripadvisor satisfies its

LIBERTY TRIPADVISOR HOLDINGS, INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

performance obligations and the time when the principal completes the service in the transaction. There were no significant changes in contract assets or deferred revenue during the six months ended June 30, 2020 and 2019 related to business combinations, impairments, cumulative catch-ups or other material adjustments. However, to the extent the COVID-19 pandemic continues, Tripadvisor may incur additional significant and unanticipated cancellations, re-bookings and similar matters from its customers related to future travel, accommodations and tour bookings, which had been reserved by travelers and recorded as deferred revenue as of June 30, 2020 and December 31, 2019.

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

Adjusted OIBDA is summarized as follows:

	Three months ended		Six months ended
	June 30,		June 30,
	2020	2019	2020	2019

	amounts in millions
Hotels, Media & Platform	$(33)	108	20	212
Experiences & Dining	(38)	7	(57)	(17)
Corporate and other	(5)	10	(4)	18
Consolidated TripCo	$(76)	125	(41)	213

In addition, we do not report assets, capital expenditures and related depreciation expense by segment as our CODM does not use this information to evaluate operating segments. Accordingly, we do not regularly provide such information by segment to our CODM.

LIBERTY TRIPADVISOR HOLDINGS, INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

The following table provides a reconciliation of Adjusted OIBDA to Operating income (loss) and Earnings (loss) before income taxes:

	Three months ended		Six months ended
	June 30,		June 30,
	2020	2019	2020	2019

	amounts in millions
Adjusted OIBDA	$(76)	125	(41)	213
Stock-based compensation	(25)	(33)	(52)	(63)
Depreciation and amortization	(42)	(41)	(85)	(83)
Restructuring charges	(33)	—	(42)	—
Impairment of goodwill and intangible assets	(547)	—	(547)	—
Operating income (loss)	(723)	51	(767)	67
Interest expense	(7)	(6)	(14)	(11)
Other, net	(24)	9	(25)	14
Earnings (loss) before income taxes	$(754)	54	(806)	70

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Certain statements in this Quarterly Report on Form 10-Q constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, including statements regarding our business and marketing strategies; the impacts of the coronavirus (“COVID-19”); improvements in revenue; cost reduction measures and related impacts; our projected sources and uses of cash; the payment of dividends by Tripadvisor, Inc. (“Tripadvisor”); anticipated debt obligations; fluctuations in interest rates and foreign exchange rates; and the anticipated impact of certain contingent liabilities related to tax rules and other matters arising in the ordinary course of business. Forward-looking statements inherently involve many risks and uncertainties that could cause actual results to differ materially from those projected in these statements. Where, in any forward-looking statement, we express an expectation or belief as to future results or events, such expectation or belief is expressed in good faith and believed to have a reasonable basis, but such statements necessarily involve risks and uncertainties and there can be no assurance that the expectation or belief will result or be achieved or accomplished. The following include some but not all of the factors that could cause actual results or events to differ materially from those anticipated:

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

For additional risk factors, please see Part I, Item 1A. Risk Factors of the Annual Report on Form 10-K for the year ended December 31, 2019, as well as Part II, Item 1A. Risk Factors in each of the Quarterly Report on Form 10-Q for the quarter ended March 31, 2020 and this Quarterly Report on Form 10-Q. These forward-looking statements and such risks, uncertainties and other factors speak only as of the date of this Quarterly Report, and we expressly disclaim any obligation or undertaking to disseminate any updates or revisions to any forward-looking statement contained herein, to reflect any change in our expectations with regard thereto, or any other change in events, conditions or circumstances on which any such statement is based.

The following discussion and analysis provides information concerning our results of operations and financial condition. This discussion should be read in conjunction with our accompanying condensed consolidated financial statements and the notes thereto.

Overview

The accompanying financial statements and the other information herein refer to Liberty TripAdvisor Holdings, Inc. as “TripCo,” “Consolidated TripCo,” the “Company,” “us,” “we” and “our” unless the context otherwise requires. We own an approximate 23% economic interest and 59% voting interest in Tripadvisor as of June 30, 2020. All significant intercompany accounts and transactions have been eliminated in the accompanying condensed consolidated financial statements.

In December 2019, a novel strain of coronavirus (“COVID-19”) was reported in Wuhan, China, and on March 11, 2020 was declared a global pandemic, followed by government travel restrictions and quarantine orders around the globe. The COVID-19 pandemic has caused a significant negative impact on the travel, hospitality, restaurant, and leisure industry; and consequently adversely and materially affected Tripadvisor’s business, results of operations and financial condition during the three and six months ended June 30, 2020.  Among other impacts, COVID-19 has negatively impacted global consumer demand and consumers’ ability to travel, thereby resulting in many of Tripadvisor’s travel partners, particularly hotels, experience providers and restaurants to operate at significantly reduced service levels.

Beginning in late February 2020 and progressively worsening through March 2020, Tripadvisor experienced a significant decline in consumer demand for its products and services as well as an increase in customer cancellations. The adverse impact to Tripadvisor’s business from COVID-19 intensified in the second half of March, driven by the pandemic’s proliferation and increased governmental restrictions and mandates globally that additionally impacted the travel, hospitality, restaurant, and leisure industry and further dampened consumer demand for Tripadvisor’s products and services. In the second half of March and throughout April, significant year-over-year revenue declines generally stabilized across Tripadvisor’s segments and products. During April 2020 and May 2020 consolidated revenue was approximately 10% of last year’s comparable period and June 2020 revenue was approximately 20% of last year’s comparable period. In addition, while still down significantly year-over-year, monthly unique users, which is reflective of traffic growth trends on Tripadvisor’s websites, have improved since April 2020. In April, May, and June of 2020, monthly unique users on Tripadvisor websites were approximately 33%, 45%, and 60% of last year’s comparable periods, respectively.

In addition, Tripadvisor incurred significant and unanticipated cancellations by travelers related to future travel, accommodations and tour bookings in the post-COVID-19 timeframe, which had been reserved by travelers in the pre-COVID-19 timeframe, including a significant number of bookings recorded as deferred revenue as of December 31, 2019. Tripadvisor has been working with travelers and travel partners to address cancellations, re-bookings, and in certain cases it has provided its travel partners extended payment terms, discounts and other incentives.  Tripadvisor also has business continuity programs in place to ensure that employees are safe and that its teams continue to function effectively while working remotely. As the COVID-19 pandemic continues to develop, governments, corporations and other authorities may continue to implement restrictions, reinstate restrictions where restrictions were previously lifted, or other policies that continue to adversely impact Tripadvisor’s business. Tripadvisor also believes the travel industry and its business will continue to be materially and adversely affected while such travel restrictions remain in place. Although Tripadvisor cannot predict with certainty the full impact of the COVID-19 pandemic on its third quarter 2020 financial results, it currently expects that its third quarter 2020 financial results will be negatively impacted to a material degree, in comparison to the same period in 2019.

The ultimate extent of the COVID-19 pandemic and its impact on travel, regional and global markets, and overall economic activity in currently affected countries or globally is unknown and difficult to predict. Therefore, the extent and duration of the impact of the COVID-19 pandemic on Tripadvisor’s business over the long term remains largely uncertain and dependent on future developments that cannot be accurately predicted at this time, such as the severity and transmission rate of COVID-19, the timing and availability of a vaccine, the extent and effectiveness of containment actions taken, including mobility and travel restrictions, and the impact of these and other factors on consumer travel behavior.

In response to the impact of COVID-19, Tripadvisor has taken several steps to further strengthen its financial position and balance sheet, and maintain financial liquidity and flexibility, including restructuring and reducing its ongoing operating expenses, by borrowing funds from its 2015 Credit Facility, amending its 2015 Credit Facility, and issuing its $500 million in Senior Notes in July 2020, all of which are described in more detail below.

During the six months ended June 30, 2020, Tripadvisor borrowed $700 million from its 2015 Credit Facility. Tripadvisor used these proceeds to reinforce its liquidity position in light of uncertainty in the global markets resulting from the COVID-19 pandemic. In addition, on May 5, 2020, Tripadvisor amended its 2015 Credit Facility (the “Second Amendment”) to, among other things, suspend the leverage ratio covenant for each fiscal quarter ending after the effective date of the Second Amendment and ending prior to September 30, 2021; and replace it with a minimum liquidity covenant, and provide collateral to secure the obligations under the agreement, as well as downsize its capacity to $1.0 billion from $1.2 billion.  Tripadvisor believes this additional flexibility will be important given its limited ability to predict its future financial performance due to the uncertainty associated with COVID-19 and the measures implemented in reaction to COVID-19.  Also, on July 9, 2020, Tripadvisor completed the sale of $500 million aggregate principal amount of 7.000% senior notes due July 15, 2025 (the "Senior Notes") in a private offering. The Indenture provides, among other things, that interest is payable on the Senior Notes on January 15 and July 15 of each year, beginning on January 15, 2021. The Senior Notes are senior unsecured obligations of Tripadvisor and are guaranteed by each of its domestic subsidiaries that guarantees Tripadvisor’s 2015 Credit Facility. Tripadvisor subsequently used the proceeds of $490 million, net of $10 million in debt issuances costs, to repay a portion of its 2015 Credit Facility borrowings outstanding as of June 30, 2020.

In addition, due to the impact of COVID-19 to Tripadvisor’s business, Tripadvisor did not experience its typical seasonal pattern for revenue and profit during the three months ended June 30, 2020. In addition, cash outflows to travel suppliers related to deferred merchant payables significantly exceeded cash received from travelers during the first six months of 2020, reflecting the decline in consumer demand for Tripadvisor products and cancellations of reservations related to COVID-19, contributing significantly to unfavorable working capital trends and material negative operating cash flow during the six months ended June 30, 2020. It is difficult to forecast the seasonality for the upcoming quarters, given the uncertainty related to the extent and duration of the impact from COVID-19 and the shape and timing of a recovery.

During the first quarter of 2020, Tripadvisor instituted a cost reduction initiatives to preserve cash flows, including targeted workforce reduction measures largely in the Experiences and Dining segment, in addition to optimizing and reducing brand advertising as Tripadvisor pivots to leverage newer and expectantly more effective mediums to its historically television-focused campaign.

In response to the economic impact of the COVID-19 pandemic, Tripadvisor instituted additional cost reduction measures during the latter part of the first quarter of 2020, which included the elimination of the majority of discretionary spending, business travel, non-critical vendor relationships, brand advertising, cessation of nearly all new hiring and contingent staff, reduction of targeted employee benefits, and the furloughing of over 100 employees. On April 28, 2020, management approved and Tripadvisor announced an additional cost reduction initiative in response to the continued economic and financial impacts to Tripadvisor as a result of the COVID-19 pandemic, to include the following:

●	Enacted a workforce reduction eliminating more than 900 employees;
●	Furloughing additional employees bringing the total furloughed employees during March and April 2020 to approximately 850 employees, primarily in Tripadvisor’s European operations at TheFork; and
●	Making targeted reductions of Tripadvisor’s office lease portfolio, primarily either through subleasing or allowing property leases to expire.

As of June 30, 2020, Tripadvisor had approximately 150 employees who remained furloughed.

Tripadvisor incurred total pre-tax restructuring and other related reorganization costs of approximately $33 million and $42 million during the three and six months ended June 30, 2020, respectively, as a result of these measures.

On March 27, 2020, the U.S. government enacted the Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”), which among other things, includes provisions relating to refundable payroll tax credits, deferment of employer side social security payments, net operating loss carryback periods, modifications to the net interest deduction limitations and technical corrections to tax depreciation methods for qualified improvement property.  Based on Tripadvisor’s preliminary evaluation of the CARES Act, it qualifies for certain employer payroll tax credits and the deferral of payroll and other tax payments in the future, as well as certain income tax related provisions. Most notably, during the three and six months ended June 30, 2020, Tripadvisor recorded an income tax benefit of $5 million and $19 million, respectively, resulting from a loss carryback provision under the CARES Act. In addition, during the three months ended June 30, 2020, Tripadvisor recorded qualified payroll tax credits which reduced operating expenses by $4 million.

Due to the impact of COVID-19 on Tripadvisor’s future revenue outlook, TripCo recorded a trademark impairment of $250 million during the three months ended June 30, 2020 related to the hotels, media and platform reporting unit. Based on the quantitative assessment performed during the three months ended June 30, 2020 and the resulting impairment loss recorded, the carrying fair value of the trademark approximates its estimated fair value as of June 30, 2020.  Further declines in Tripadvisor’s future revenue outlook could result in a decrease in the fair value of the trademark. TripCo will continue to monitor events and circumstances that may affect the fair value or carrying value of its trademark.

Due to the impact of COVID-19 on Tripadvisor’s operating results, which led to a decline in Tripadvisor’s stock price, TripCo recorded a goodwill impairment of $279 million during the three months ended June 30, 2020, related to the hotels, media and platform reporting unit. Based on the quantitative assessment performed during the second quarter and the resulting impairment loss recorded, the carrying value of the Hotels, Media and Platform reporting unit approximates its estimated fair value as of June 30, 2020.  Declines in the future revenue outlook, cash flows, or other changes in the business, may necessitate future impairments, which could be material.  TripCo will continue to monitor Tripadvisor’s financial performance, stock price and other events and circumstances that may negatively impact the estimated fair values to determine if future impairment assessments may be necessary.

Tripadvisor’s stock price declined in March 2020, which triggered the mandatory prepayment of TripCo’s margin loan (see note 6 to the accompanying condensed consolidated financial statements). In order to repay the margin loan, TripCo entered into an agreement with Certares LTRIP LLC (“Certares”), with respect to 325,000 shares of TripCo’s newly-created 8% Series A Cumulative Redeemable Preferred Stock, par value $0.01 per share (the “Series A Preferred Stock”) (see note 7 to the accompanying condensed consolidated financial statements).

Results of Operations—Consolidated—June 30, 2020 and 2019

General.  We provide in the tables below information regarding our consolidated Operating Results and Other Income and Expense.

	Three months ended		Six months ended
	June 30,		June 30,
	2020	2019	2020	2019

	amounts in millions
Revenue
Hotels, Media & Platform	$38	254	207	508
Experiences & Dining	14	125	97	206
Corporate and other	7	43	33	84
Total revenue	59	422	337	798
Operating expense	51	87	128	169
SG&A	84	210	250	416
Stock-based compensation	25	33	52	63
Depreciation and amortization	42	41	85	83
Restructuring and other related reorganization costs	33	—	42	—
Impairment of goodwill and intangible assets	547	—	547	—
Operating income	(723)	51	(767)	67
Other income (expense):
Interest expense	(7)	(6)	(14)	(11)
Other, net	(24)	9	(25)	14
	(31)	3	(39)	3
Earnings (loss) before income taxes	(754)	54	(806)	70
Income tax (expense) benefit	89	(31)	103	(36)
Net earnings (loss)	$(665)	23	(703)	34

Adjusted OIBDA	$(76)	125	(41)	213

Revenue. Tripadvisor’s Hotels, Media & Platform revenue decreased $216 million and $301 million during the three and six months ended June 30, 2020, respectively, when compared to the same periods in the prior year. The decrease in Hotels, Media & Platform revenue is detailed as follows:

	Three months ended		Six months ended
	June 30,		June 30,
	2020	2019	2020	2019

	amounts in millions
TripAdvisor-branded hotels	$31	211	168	427
TripAdvisor-branded display and platform	7	43	39	81
Total Hotels, Media & Platform	$38	254	207	508

Tripadvisor-branded hotels revenue primarily includes hotel auction revenue, and to a lesser extent hotel B2B revenue, which includes click-based revenue generated from hotel sponsored placements advertising that enable hotels to enhance their visibility on Tripadvisor’s hotel pages, and subscription-based advertising services that are offered to travel partners. For the three and six months ended June 30, 2020, 82% and 81%, respectively, of Tripadvisor’s Hotels, Media & Platform segment revenue was derived from Tripadvisor-branded hotels revenue. For the three and six months ended June 30, 2019, 83% and 84%, respectively, of Tripadvisor’s total Hotels, Media & Platform segment revenue was derived from Tripadvisor-branded hotels revenue. Tripadvisor-branded hotels revenue decreased $180 million and $259 million during the three and six months ended June 30, 2020, respectively, when compared to the same periods in 2019.  These decreases were primarily driven by reduced consumer demand as a result of the proliferation of COVID-19, and subsequent widespread travel restrictions and service limitations on travel and supply partners imposed by local and federal governments in response to the COVID-19 pandemic. In addition, particularly in the month of January and most of February 2020 (pre-COVID-19 timeframe), Tripadvisor experienced reduced revenue generated through its search engine optimization marketing channel, which it believes is impacted by search engines (primarily Google) increasing the prominence of their own hotel products in search results.

Tripadvisor-branded display-based advertising revenue decreased by $36 million and $42 million during the three and six months ended June 30, 2020, respectively, when compared to the same periods in 2019, primarily driven by a decrease in marketing spend from Tripadvisor’s advertisers due to lack of consumer demand resulting from the impact of the COVID-19 pandemic.

Experiences & Dining segment revenue decreased by $111 million and $109 million during the three and six months ended June 30, 2020, respectively, when compared to the same periods in 2019. Revenue in this segment was negatively impacted by a significant reduction in consumer demand as a result of the proliferation of COVID-19; concurrent with many jurisdictions globally adopting laws, rules, regulations or decrees intended to address COVID-19, including implementing various travel restrictions, “shelter in place” or “social distancing” mandates, or restricting access to city centers or popular tourist destinations, restaurants and limiting access to experience offerings in surrounding areas. However, restaurants across many European markets saw restrictions ease during the second quarter of 2020, which was met with an increase in consumer demand. By the end of June 2020, restaurant reservations in TheFork approached volume levels of approximately 50% of that in January and most of February 2020 (or pre-COVID-19 timeframe). In addition, this segment’s revenue benefitted from incremental revenue year-over-year of approximately $7 million and $18 million, respectively, during the three and six months ended June 30, 2020 related to its December 2019 acquisitions of Bookatable and SinglePlatform.

Corporate and other revenue, which primarily includes click-based advertising and display-based advertising revenue from rentals, flights, cars, and cruise offerings on Tripadvisor websites and Tripadvisor China, decreased by $36 million and $51 million during the three and six months ended June 30, 2020, respectively, when compared to the same periods in 2019, primarily due to decreased consumer demand, similar to Tripadvisor’s other businesses, as a result of the proliferation of COVID-19, and subsequent widespread global travel restrictions and service limitations on travel and supply partners imposed by local and federal governments and reduced travel partner spend in response to COVID-19.

Operating expense. Operating expense declined $36 million and $41 million for the three and six months ended June 30, 2020, respectively, compared to the same periods in the prior year. The decrease was due to a decrease in technology and content costs of $18 million and $21 million during the three and six months ended June 30, 2020, respectively, when compared to the same periods in 2019, primarily due to decreased personnel and overhead costs across all of Tripadvisor’s business as a result of reduction in headcount related to its cost-reduction measures in response to COVID-19. In addition, cost of revenue decreased $17 million and $20 million for the three and six months ended June 30, 2020, compared to the same periods in the prior year, primarily due to decreased direct costs from credit card payment and other transaction costs in the Experiences & Dining segment.

Selling, general and administrative. Selling, general and administrative expense declined $126 million and $166 million, for the three and six months ended June 30, 2020, respectively, compared to the same periods in the prior year. The most significant driver of selling, general and administrative expense is selling and marketing costs, which consist of direct selling and marketing costs and indirect costs, such as personnel and overhead. Direct selling and marketing costs decreased $124 million and $174 million during the three and six months ended June 30, 2020, respectively, when compared to the same periods in 2019, primarily due to a decrease in search engine marketing (“SEM”) and other online traffic acquisition costs across all of Tripadvisor’s segments and businesses, and television advertising costs driven by Tripadvisor’s Hotels, Media & Platform segment, as a cost reduction measure in response to the financial impact to Tripadvisor and decline in consumer demand caused by the COVID-19 pandemic. In addition, personnel and overhead costs decreased during the three and six months ended June 30, 2020, when compared to the same periods in 2019, as a result of a reduction in headcount related to Tripadvisor’s cost-reduction measures in response to COVID-19. The decreases were partially offset by an increase in personnel costs in Tripadvisor’s Experiences & Dining segment related to additional headcount from its business acquisitions in December 2019.

Restructuring and other related reorganization costs. Tripadvisor incurred pre-tax restructuring and other related reorganization costs of $33 million and $42 million during the three and six months ended June 30, 2020, respectively. The costs consist of employee severance and related benefits. In response to COVID-19, during the second quarter of 2020, Tripadvisor committed to restructuring actions intended to reinforce its financial position, reduce its cost structure, and improve operational efficiencies, which resulted in headcount reductions. In addition, Tripadvisor engaged in a smaller scale restructuring action in the first quarter of 2020 to reduce its cost structure and improve its operational efficiencies, which resulted in headcount reductions for which Tripadvisor recognized $9 million in restructuring and other related reorganization costs.

Impairment of goodwill and intangible assets.  Due to the current and expected impact of COVID-19 on Tripadvisor’s operating results, and a sustained decline in Tripadvisor’s stock price, impairments of $250 million for trademarks and $297 million for goodwill were recorded during the three months ended June 30, 2020.

Operating Income (Loss).  Our consolidated operating income decreased $774 million and $834 million during the three and six months ended June 30, 2020, respectively, when compared to the same periods in the prior year. Operating income was impacted by the above explanations.

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

	Three months ended		Six months ended
	June 30,		June 30,
	2020	2019	2020	2019

	amounts in millions
Operating income (loss)	$(723)	51	(767)	67
Stock-based compensation	25	33	52	63
Depreciation and amortization	42	41	85	83
Restructuring charges	33	—	42	—
Impairment of goodwill and intangible assets	547	—	547	—
Adjusted OIBDA	$(76)	125	(41)	213

Adjusted OIBDA is summarized as follows:

	Three months ended		Six months ended
	June 30,		June 30,
	2020	2019	2020	2019

	amounts in millions
Adjusted OIBDA
Hotels, Media & Platform	$(33)	108	20	212
Experiences & Dining	(38)	7	(57)	(17)
Corporate and other	(5)	10	(4)	18
Consolidated TripCo	$(76)	125	(41)	213

Consolidated Adjusted OIBDA decreased $201 million and $254 million during the three and six months ended June 30, 2020, respectively, when compared to the same periods in the prior year.  Hotels, Media & Platform Adjusted OIBDA decreased $141 million and $192 million during the three and six months ended June 30, 2020, respectively, when compared to the same periods in the prior year, primarily due to a decrease in revenue, as noted above, partially offset by reduced television advertising costs, as well as direct selling and marketing expenses related to SEM and other online paid traffic acquisition costs in response to a decline in consumer demand related to COVID-19, and to a lesser extent, a reduction in headcount as a result of workforce reductions.

Experiences & Dining Adjusted OIBDA decreased $45 million and $40 million during the three and six months ended June 30, 2020, respectively, when compared to the corresponding periods in the prior year, primarily due to a decrease in revenue, as noted above, partially offset primarily by reduced selling and marketing expenses related to SEM and other online paid traffic acquisition costs, in response to reduced consumer demand and lack of availability of dine-in restaurants, experiences and tours as a result of COVID-19, and to a lesser extent, decreased direct costs from credit card payment and other transaction costs due to the reduced revenue as a result of COVID-19 and a reduction in headcount as a result of workforce reductions.

Corporate and other Adjusted OIBDA decreased $15 million and $22 million during the three and six months ended June 30, 2020, respectively, when compared to the same periods in 2019. This decrease was primarily due to a decrease in revenue, partially offset by reduced selling and marketing expenses related to SEM and other online paid traffic acquisition costs in response to a decline in consumer demand due to COVID-19, and a reduction in headcount as a result of workforce reductions. Corporate and other Adjusted OIBDA also includes $2 million of TripCo level selling, general and administrative expenses for both of the three months ended June 30, 2020 and 2019, and includes $6 million and $4 million of TripCo level selling, general and administrative expenses for the six months ended June 30, 2020 and 2019, respectively. TripCo corporate level expenses for the six months ended June 30, 2020 were higher due to legal fees and other expenses incurred related to the margin loan.

Other Income and Expense

Components of Other income (expense) are presented in the table below.

	Three months ended		Six months ended
	June 30,		June 30,
	2020	2019	2020	2019

	amounts in millions
Interest expense
Tripadvisor	$(7)	(2)	(9)	(3)
Corporate	—	(4)	(5)	(8)
Consolidated TripCo	$(7)	(6)	(14)	(11)
Other, net
Tripadvisor	$(21)	4	(19)	8
Corporate	(3)	5	(6)	6
Consolidated TripCo	$(24)	9	(25)	14

Interest expense.  Interest expense increased $1 million and $3 million for the three and six months ended June 30, 2020, respectively, when compared to the same periods in the prior year. The increase for the three and six months ended June 30, 2020 was due to amounts outstanding under the Tripadvisor credit facility that were not outstanding in the same periods in the prior year, partially offset by the repayment of the TripCo margin loan during the three months ended March 31, 2020.

Other, net.  Other, net decreased $33 million and $39 million for the three and six months ended June 30, 2020, respectively, when compared to the same periods in the prior year. The decrease for the three months ended June 30, 2020 was primarily due to a loss on the sale of certain Tripadvisor businesses, unrealized losses on derivative instruments compared to unrealized gains on derivative instruments in the prior year, and less interest income at Tripadvisor compared to the prior year.  The decrease for the six months ended June 30, 2020 was primarily due to a loss on the sale of certain Tripadvisor businesses, less interest income at Tripadvisor compared to the prior year, unrealized gains on derivative instruments in the prior year and no similar gains in the current year, a loss on early extinguishment of debt due to the mandatory prepayment of the TripCo margin loan during the three months ended March 31, 2020, and an impairment of an investment at Tripadvisor.

Income taxes.  During the three months ended June 30, 2020 and 2019, we had losses before income taxes of $754 million and earnings before income taxes of $54 million, respectively, and we had income tax benefit of $89 million and income tax expense of $31 million, respectively. During the six months ended June 30, 2020 and 2019, we had losses before income taxes of $806 million and earnings before income taxes of $70 million, respectively, and we had income tax benefit of $103 million and tax expense of $36 million, respectively.  For the three months ended June 30, 2020, the Company recognized additional tax expense related to the impairment of goodwill that is not deductible for tax purposes, partially offset by tax benefits related to state taxes. For the six months ended June 30, 2020, the Company recognized additional tax expense related to the impairment of goodwill that is not deductible for tax purposes and changes in unrecognized tax benefits, partially offset by tax benefits related to state taxes and losses generated in 2020 that are eligible for carryback to tax years with federal income tax rates greater than the U.S. statutory tax rate of 21%. For the three and six months ended June 30, 2019, the Company recognized additional tax to reverse the cumulative income tax benefit taken for excluding stock-based compensation from inter-company cost sharing arrangements.

Net earnings (loss).  We had net loss of $665 million and net earnings of $23 million for the three months ended June 30, 2020 and 2019, respectively, and net loss of $703 million and net earnings of $34 million for the six months ended June 30, 2020 and 2019, respectively. The change in net earnings was the result of the above described fluctuations in our revenue and expenses.

Liquidity and Capital Resources

As of June 30, 2020, substantially all of our cash and cash equivalents consist of cash on hand in global financial institutions, money market funds and marketable securities with maturities of 90 days or less at the date of purchase.

The following are potential sources of liquidity: available cash balances, proceeds from asset sales, monetization of our investments, outstanding or anticipated debt facilities, debt and equity issuances, and dividend and interest receipts.

As of June 30, 2020, TripCo had a cash balance of $709 million. Approximately $698 million of the cash balance, at June 30, 2020, is held at Tripadvisor. Although TripCo has a 59% voting interest in Tripadvisor, Tripadvisor is a separate public company with a significant non-controlling interest, as TripCo has only a 23% economic interest in Tripadvisor. Even though TripCo controls Tripadvisor through its voting interest and board representation, decision making with respect to using Tripadvisor’s cash balances must consider Tripadvisor’s minority holders. Accordingly, any potential distributions of cash from Tripadvisor to TripCo would generally be on a pro rata basis based on economic ownership interests. Covenants in Tripadvisor’s debt instruments also restrict the payment of dividends and cash distributions to stockholders. Approximately $108 million of the Tripadvisor cash and cash equivalents balance is held by foreign subsidiaries, with approximately 50% located in the United Kingdom.  As of June 30, 2020, the significant majority of Tripadvisor’s cash was denominated in U.S. dollars. As of June 30, 2020, Tripadvisor had $553 million of cumulative undistributed earnings in foreign subsidiaries.  As a result of the Tax Act, foreign earnings may now generally be repatriated back to the U.S. without incurring U.S. federal income tax.  See the Company’s Form 10-K for the year ended December 31, 2019 for additional information.

As of June 30, 2020, Tripadvisor had outstanding borrowings of $700 million. These funds were drawn down as a precautionary measure to reinforce Tripadvisor’s liquidity position and preserve financial flexibility in light of current uncertainty in the global markets resulting from COVID-19; given Tripadvisor’s limited ability to predict its future financial performance due to the uncertain time period government travel restrictions and other implemented measures in reaction to COVID-19 will continue or potentially re-emerge in its key markets; such as the U.S. and Europe.

On May 5, 2020, Tripadvisor amended its 2015 Credit Facility to, among other things, suspend the leverage ratio covenant on this facility beginning in the second quarter of 2020 and ending prior to September 30, 2021 (or such earlier date as elected by Tripadvisor) (the “Leverage Covenant Holiday”), and replacing it with a minimum liquidity covenant, that requires Tripadvisor to maintain $150 million of unrestricted cash, cash equivalents and short-term investments less deferred merchant payables plus available revolver capacity, which will apply only during the Leverage Covenant Holiday, as well as downsizing its capacity to $1.0 billion from $1.2 billion.  The Second Amendment also prohibits Tripadvisor from making payments and distributions, including share repurchases and dividends during the Leverage Covenant Holiday. No change was made to the existing maturity date of the 2015 Credit Facility of May 12, 2022.  This amendment therefore reduced Tripadvisor’s available borrowing capacity under the 2015 Credit Facility to $297 million as of June 30, 2020, given its existing borrowings of $700 million, as discussed above, and undrawn standby letters of credit of $3 million as of June 30, 2020. During the Leverage Covenant Holiday, any outstanding or future borrowings under the 2015 Credit Facility bear interest at LIBOR plus a 2.25% margin with a LIBOR floor of 1% per annum, which as of June 30, 2020, resulted in a borrowing rate of 3.25% per annum.

On July 9, 2020, Tripadvisor completed the sale of the Senior Notes in a private offering. The Indenture pursuant to which the Senior Notes were issued provides, among other things, that interest is payable on the Senior Notes on January 15 and July 15 of each year, beginning on January 15, 2021. The Senior Notes are senior unsecured obligations of Tripadvisor and are guaranteed by each of its domestic subsidiaries that guarantees Tripadvisor’s 2015 Credit Facility. Tripadvisor has subsequently used the proceeds of $490 million, net of approximately $10 million in debt issuances costs, to repay a portion of its 2015 Credit Facility borrowings outstanding as of June 30, 2020.

	Six months ended
	June 30,
	2020	2019

	amounts in millions
Cash flow information
Tripadvisor cash provided (used) by operating activities	$(148)	363
Corporate cash provided (used) by operating activities	(15)	(16)
Net cash provided (used) by operating activities	$(163)	347

Tripadvisor cash provided (used) by investing activities	$(34)	(87)
Corporate cash provided (used) by investing activities	(1)	—
Net cash provided (used) by investing activities	$(35)	(87)

Tripadvisor cash provided (used) by financing activities	$561	(28)
Corporate cash provided (used) by financing activities	5	13
Net cash provided (used) by financing activities	$566	(15)

During the six months ended June 30, 2020, TripCo’s primary uses of cash were original principal debt repayments of $352 million, repurchases of Tripadvisor common stock of $115 million, capital expenditures of $36 million and payment of withholding taxes on net share settlements on equity awards of $17 million. These uses of cash were funded primarily with cash provided by operations, borrowings of debt of $740 million and the issuance of redeemable preferred stock of $325 million (see note 7 to the accompanying condensed consolidated financial statements).

The projected use of TripCo’s corporate cash will primarily be to pay fees (not expected to exceed approximately $4 million annually) to Liberty Media Corporation (“Liberty Media”) for providing certain services pursuant to the services agreement and the facilities sharing agreement that TripCo entered into with Liberty Media or its subsidiaries, payment of dividends on the Series A Preferred Stock (unless added to the liquidation preference), and to pay any other corporate level expenses. Debt service costs accrue on the variable prepaid forward borrowing described in note 6 to the accompanying condensed consolidated financial statements. At maturity, the accreted loan amount due under the variable prepaid forward will be approximately $42 million. A number of options are available to satisfy the liability as discussed above in potential sources of liquidity.

Tripadvisor believes that its available cash and cash equivalents, combined with available borrowings from its 2015 Credit Facility, and in light of the Senior Notes offering in July 2020, are expected to be sufficient to fund Tripadvisor’s foreseeable working capital requirements, capital expenditures, existing business growth initiatives, debt obligations, lease commitments, and other financial commitments through at least the next twelve months. Tripadvisor’s future capital requirements may also include capital needs for acquisitions, and/or other expenditures in support of its business strategy, and may potentially reduce Tripadvisor’s cash balance and/or increase its debt. In addition, Tripadvisor’s capital requirements may increase due to the impact of the COVID-19 pandemic which has already resulted in reduced revenue, and the extent to which it may further impact the ability of Tripadvisor’s customers to fulfill their payment obligations. Given the uncertainty in the rapidly changing market and economic conditions related to the COVID-19 pandemic, Tripadvisor will continue to evaluate the nature and extent of the impact to its liquidity and capital requirements.

As a result of the COVID-19 pandemic, Tripadvisor’s stock price fell sharply in March 2020, which triggered the mandatory prepayments of TripCo’s margin loan (see note 6 to the accompanying condensed consolidated financial statements). In order to repay the margin loan, TripCo entered into an agreement with Certares, with respect to 325,000 shares of TripCo’s newly-created Series A Preferred Stock.  As discussed in note 7 to the accompanying condensed consolidated financial statements, Certares may exercise its put right after March 26, 2021, and TripCo will have 180 days from the delivery of such notice to redeem the outstanding Series A Preferred Stock.

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

We are exposed to changes in interest rates primarily as a result of our borrowing and investment activities, which include investments in fixed and floating rate debt instruments and borrowings used to maintain liquidity and to fund business operations. The nature and amount of our long-term and short-term debt are expected to vary as a result of future requirements, market conditions and other factors. We expect to manage our exposure to interest rates by maintaining what we believe is an appropriate mix of fixed and variable rate debt. We believe this best protects us from interest rate risk. We expect to achieve this mix by (i) issuing fixed rate debt that we believe has a low stated interest rate and significant term to maturity, (ii) issuing variable rate debt with appropriate maturities and interest rates, and (iii) entering into interest rate swap arrangements when we deem appropriate. As of June 30, 2020, our debt is comprised of the following amounts:

	Variable rate debt		Fixed rate debt
	Principal	Weighted avg	Principal	Weighted avg
	amount	interest rate	amount	interest rate

	amount in millions
Tripadvisor	$700	3.3%	—	N/A
TripCo debt	$—	N/A	40	1.5%

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

Item 4. Controls and Procedures.

In accordance with Rules 13a-15 and 15d-15 under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), the Company carried out an evaluation, under the supervision and with the participation of management, including its chief executive officer and its principal accounting and financial officer (the "Executives"), of the effectiveness of its disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, the Executives concluded that the Company's disclosure controls and procedures were effective as of June 30, 2020 to provide reasonable assurance that information required to be disclosed in its reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms.

There has been no change in the Company's internal control over financial reporting that occurred during the three months ended June 30, 2020 that has materially affected, or is reasonably likely to materially affect, its internal control over financial reporting. We have not experienced any material impact to our internal controls over financial reporting despite the fact that most of our employees are working remotely due to the COVID-19 pandemic.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 1A. Risk Factors

Except as discussed below, there have been no material changes in the Company’s risk factors from those disclosed in Part I, Item 1A of its Annual Report on Form 10-K for the year ended December 31, 2019 and in Part II, Item 1A of its Quarterly Report on Form 10-Q for the quarter ended March 31, 2020.

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

Due to the impact of COVID-19 on Tripadvisor’s future revenue outlook, TripCo recorded a trademark impairment of $250 million during the three months ended June 30, 2020 related to the hotels, media and platform reporting unit. Based on the quantitative assessment performed during the three months ended June 30, 2020 and the resulting impairment loss recorded, the carrying fair value of the trademark approximates its estimated fair value as of June 30, 2020.  Further declines in Tripadvisor’s future revenue outlook could result in a decrease in the fair value of the trademark. TripCo will continue to monitor events and circumstances that may affect the fair value or carrying value of its trademark.

We previously recorded an impairment loss of $1,271 million during the year ended December 31, 2017 related to goodwill, related to the legacy hotels reporting unit due to a decline in Tripadvisor’s stock price.

Due to the impact of COVID-19 on Tripadvisor’s operating results, which led to a decline in Tripadvisor’s stock price, TripCo recorded a goodwill impairment of $279 million during the three months ended June 30, 2020, related to the hotels, media and platform reporting unit. Based on the quantitative assessment performed during the second quarter and the resulting impairment loss recorded, the carrying value of the Hotels, Media and Platform reporting unit approximates its estimated fair value as of June 30, 2020. Declines in the future revenue outlook, cash flows, or other changes in the business, may necessitate future impairments, which could be material.  TripCo will continue to monitor Tripadvisor’s financial performance, stock price and other events and circumstances that may negatively impact the estimated fair values to determine if future impairment assessments may be necessary.

The amount of any quantified impairment must be expensed immediately as a charge to results of operations. Any impairment charge relating to goodwill or other intangible assets would have the effect of decreasing our earnings or increasing our losses in such period. At least annually, or as circumstances arise that may trigger an assessment, we will test our goodwill for impairment. There can be no assurance that our future evaluations of goodwill will not result in our recognition of additional impairment charges, which may have a material adverse effect on our financial statements and results of operations.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

No shares of Liberty TripAdvisor Holdings, Inc. Series A common stock were surrendered by our officers and employees to pay withholding taxes and other deductions in connection with the vesting of their restricted stock during the three months ended June 30, 2020.

Item 6. Exhibits

(a)	Exhibits

Listed below are the exhibits which are filed as a part of this Report (according to the number assigned to them in Item 601 of Regulation S-K):

Exhibit No.	Name
4.1

Indenture, dated July 9, 2020, among Tripadvisor, Inc., and the guarantors party thereto and Wilmington Trust, National Association, as trustee (incorporated by reference to Exhibit 4.1 to Tripadvisor’s Current Report on Form 8-K (File No. 001-35362), filed with the SEC on July 9, 2020).

4.2	Form of Senior Note (included in Exhibit 4.1) (incorporated by reference to Exhibit 4.2 to Tripadvisor’s Current Report on Form 8-K (File No. 001-35362), filed with the SEC on July 9, 2020).
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

10.2	Time-Based Restricted Stock Units Agreement between the Registrant and Gregory B. Maffei under the Liberty TripAdvisor Holdings, Inc. 2019 Omnibus Incentive Plan.*
31.1	Rule 13a-14(a)/15d-14(a) Certification*
31.2	Rule 13a-14(a)/15d-14(a) Certification*
32	Section 1350 Certification**
101.INS	Inline XBRL Instance Document* - The instance document does not appear in the interactive data file because its XBRL tags are embedded within the inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document*
101.CAL	Inline XBRL Taxonomy Calculation Linkbase Document*
101.LAB	Inline XBRL Taxonomy Label Linkbase Document*
101.PRE	Inline XBRL Taxonomy Presentation Linkbase Document*
101.DEF	Inline XBRL Taxonomy Definition Document*
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)*

* Filed herewith

** Furnished herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LIBERTY TRIPADVISOR HOLDINGS, INC.

Date: August 6, 2020	By:	/s/ GREGORY B. MAFFEI
Gregory B. Maffei Chairman, President and Chief Executive Officer

Date: August 6, 2020	By:	/s/ BRIAN J. WENDLING
Brian J. Wendling Senior Vice President and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

II-4