Form 10-Q
period 2020-09-30
Liberty TripAdvisor Holdings, Inc.
filed 2020-11-05
CIK 1606745

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2020

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

Indicate by check mark whether the registrant is a shell company as defined in Rule 12b-2 of the Exchange Act. Yes ☐  No ☒

The number of outstanding shares of Liberty TripAdvisor Holdings, Inc. common stock as of October 31, 2020 was:

	Series A	Series B
Liberty TripAdvisor Holdings, Inc. common stock	72,167,796	2,952,569

Part I – Financial Information

LIBERTY TRIPADVISOR HOLDINGS, INC.

Condensed Consolidated Balance Sheets

(unaudited)

	September 30,	December 31,
	2020	2019

	amounts in millions
Assets
Current assets:
Cash and cash equivalents	$453	341
Accounts receivable and contract assets, net of allowance for doubtful accounts of $33 million and $25 million, respectively	91	183
Other current assets	77	33
Total current assets	621	557
Property and equipment, net	138	155
Intangible assets not subject to amortization:
Goodwill (note 5)	2,221	2,527
Trademarks (note 5)	728	980
	2,949	3,507
Intangible assets subject to amortization, net	221	277
Other assets, at cost, net of accumulated amortization	201	230
Total assets	$4,130	4,726

(continued)

See accompanying notes to condensed consolidated financial statements.

LIBERTY TRIPADVISOR HOLDINGS, INC.

Condensed Consolidated Balance Sheets (Continued)

(unaudited)

	September 30,	December 31,
	2020	2019

	amounts in millions
Liabilities and Equity
Current liabilities:
Deferred merchant and other payables	$52	170
Deferred revenue	31	62
Accrued liabilities and other current liabilities	149	205
Total current liabilities	232	437
Long-term debt (note 6)	531	353
Deferred income tax liabilities	189	254
Other liabilities	357	381
Total liabilities	1,309	1,425
Redeemable preferred stock, $.01 par value. Authorized shares 50,000,000; issued and outstanding 325,000 shares at September 30, 2020 and 0 at December 31, 2019 (note 7)	370	—
Equity:
Series A common stock, $.01 par value. Authorized 200,000,000 shares; issued and outstanding 72,167,796 shares at September 30, 2020 and 72,152,848 at December 31, 2019	1	1
Series B common stock, $.01 par value. Authorized shares 7,500,000; issued and outstanding 2,952,569 shares at September 30, 2020 and 2,929,401 December 31, 2019	—	—
Series C common stock, $.01 par value. Authorized 200,000,000 shares; no shares issued.	—	—
Additional paid-in capital	251	237
Accumulated other comprehensive earnings (loss), net of taxes	(28)	(29)
Retained earnings	(137)	111
Total stockholders' equity	87	320
Noncontrolling interests in equity of subsidiaries	2,364	2,981
Total equity	2,451	3,301
Commitments and contingencies (note 9)
Total liabilities, redeemable preferred stock and equity	$4,130	4,726

See accompanying notes to condensed consolidated financial statements.

LIBERTY TRIPADVISOR HOLDINGS, INC.

Condensed Consolidated Statements of Operations

(unaudited)

	Three months ended		Nine months ended
	September 30,		September 30,
	2020	2019	2020	2019

	amounts in millions, except
	per share amounts
Total revenue, net	$151	428	488	1,225
Operating costs and expenses:
Operating expense, including stock-based compensation (note 2)	59	100	208	296
Selling, general and administrative, including stock-based compensation (note 2)	107	231	388	682
Depreciation and amortization	41	42	126	125
Restructuring and other related reorganization costs	—	—	42	—
Impairment of goodwill and intangible assets (note 5)	3	—	550	—
	210	373	1,314	1,103
Operating income (loss)	(59)	55	(826)	122
Other income (expense):
Interest expense	(13)	(5)	(27)	(16)
Other, net	—	19	(25)	33
	(13)	14	(52)	17
Earnings (loss) before income taxes	(72)	69	(878)	139
Income tax (expense) benefit	12	(21)	115	(57)
Net earnings (loss)	(60)	48	(763)	82
Less net earnings (loss) attributable to noncontrolling interests	(43)	32	(563)	65
Net earnings (loss) attributable to Liberty TripAdvisor Holdings, Inc. shareholders	$(17)	16	(200)	17

Net earnings (loss) available to common shareholders (note 3)	$(34)	16	(247)	17

Basic net earnings (loss) attributable to Series A and Series B Liberty TripAdvisor Holdings, Inc. shareholders per common share (note 3):	$(0.45)	0.21	(3.29)	0.23
Diluted net earnings (loss) attributable to Series A and Series B Liberty TripAdvisor Holdings, Inc. shareholders per common share (note 3):	$(0.45)	0.21	(3.29)	0.23

See accompanying notes to condensed consolidated financial statements.

LIBERTY TRIPADVISOR HOLDINGS, INC.

Condensed Consolidated Statements of Comprehensive Earnings (Loss)

(unaudited)

	Three months ended		Nine months ended
	September 30,		September 30,
	2020	2019	2020	2019

	amounts in millions
Net earnings (loss)	$(60)	48	(763)	82
Other comprehensive earnings (loss), net of taxes:
Foreign currency translation adjustments	16	(15)	2	(17)
Reclassification adjustment for net losses included in net income	—	—	1	—
Other comprehensive earnings (loss)	16	(15)	3	(17)
Comprehensive earnings (loss)	(44)	33	(760)	65
Less comprehensive earnings (loss) attributable to the noncontrolling interests	(31)	20	(561)	52
Comprehensive earnings (loss) attributable to Liberty TripAdvisor Holdings, Inc. shareholders	$(13)	13	(199)	13

See accompanying notes to condensed consolidated financial statements.

LIBERTY TRIPADVISOR HOLDINGS, INC.

Condensed Consolidated Statements of Cash Flows

(unaudited)

	Nine months ended
	September 30,
	2020	2019

	amounts in millions
Cash flows from operating activities:
Net earnings (loss)	$(763)	82
Adjustments to reconcile net earnings (loss) to net cash provided by operating activities
Depreciation and amortization	126	125
Stock-based compensation	81	94
Realized and unrealized (gains) losses on financial instruments, net	1	(20)
Impairment of goodwill and intangible assets	550	—
Deferred income tax expense (benefit)	(62)	6
Other charges (credits), net	29	11
Changes in operating assets and liabilities
Current and other assets	66	(6)
Payables and other liabilities	(227)	53
Net cash provided (used) by operating activities	(199)	345
Cash flows from investing activities:
Capital expended for property and equipment, including internal-use software and website development	(46)	(60)
Purchases of short term investments and other marketable securities	—	(118)
Sales and maturities of short term investments and other marketable securities	—	40
Other investing activities, net	(1)	(2)
Net cash provided (used) by investing activities	(47)	(140)
Cash flows from financing activities:
Borrowings of debt	1,240	114
Repayments of debt	(1,052)	(100)
Shares repurchased by subsidiary	(115)	—
Payment of withholding taxes on net share settlements of equity awards	(18)	(28)
Issuance of redeemable preferred stock	325	—
Other financing activities, net	(26)	(3)
Net cash provided (used) by financing activities	354	(17)
Effect of foreign currency exchange rates on cash, cash equivalents and restricted cash	4	(11)
Net increase (decrease) in cash, cash equivalents and restricted cash	112	177
Cash, cash equivalents and restricted cash at beginning of period	341	672
Cash, cash equivalents and restricted cash at end of period	$453	849

See accompanying notes to condensed consolidated financial statements.

LIBERTY TRIPADVISOR HOLDINGS, INC.

Condensed Consolidated Statements of Equity

(unaudited)

	Stockholders' equity

					Accumulated		Noncontrolling
				Additional	other		interest in
	Common Stock			paid-in	comprehensive	Retained	equity of	Total
	Series A	Series B	Series C	capital	earnings (loss)	earnings	subsidiaries	equity

	amounts in millions
Balance at January 1, 2020	$1	—	—	237	(29)	111	2,981	3,301
Net earnings (loss)	—	—	—	—	—	(200)	(563)	(763)
Other comprehensive earnings (loss)	—	—	—	—	1	—	2	3
Stock-based compensation	—	—	—	23	—	—	70	93
Withholding taxes on net share settlements of stock-based compensation	—	—	—	(18)	—	—	—	(18)
Shares repurchased by subsidiary	—	—	—	17	—	—	(132)	(115)
Preferred stock adjustment	—	—	—	—	—	(47)	—	(47)
Other, net	—	—	—	(8)	—	(1)	6	(3)
Balance at September 30, 2020	$1	—	—	251	(28)	(137)	2,364	2,451

	Stockholders' equity

					Accumulated		Noncontrolling
				Additional	other		interest in
	Common Stock			paid-in	comprehensive	Retained	equity of	Total
	Series A	Series B	Series C	capital	earnings (loss)	earnings	subsidiaries	equity

	amounts in millions
Balance at June 30, 2020	$1	—	—	244	(32)	(103)	2,372	2,482
Net earnings (loss)	—	—	—	—	—	(17)	(43)	(60)
Other comprehensive earnings (loss)	—	—	—	—	4	—	12	16
Stock-based compensation	—	—	—	8	—	—	23	31
Withholding taxes on net share settlements of stock-based compensation	—	—	—	(1)	—	—	—	(1)
Preferred stock adjustment	—	—	—	—	—	(17)	—	(17)
Balance at September 30, 2020	$1	—	—	251	(28)	(137)	2,364	2,451

	Stockholders' equity

					Accumulated		Noncontrolling
				Additional	other		interest in
	Common Stock			paid-in	comprehensive	Retained	equity of	Total
	Series A	Series B	Series C	capital	earnings (loss)	earnings	subsidiaries	equity

	amounts in millions
Balance at January 1, 2019	$1	—	—	231	(29)	133	3,400	3,736
Net earnings (loss)	—	—	—	—	—	17	65	82
Other comprehensive earnings (loss)	—	—	—	—	(4)	—	(13)	(17)
Stock-based compensation	—	—	—	28	—	—	80	108
Withholding taxes on net share settlements of stock-based compensation	—	—	—	(28)	—	—	—	(28)
Other, net	—	—	—	(8)	—	1	13	6
Balance at September 30, 2019	$1	—	—	223	(33)	151	3,545	3,887

	Stockholders' equity

					Accumulated		Noncontrolling
				Additional	other		interest in
	Common Stock			paid-in	comprehensive	Retained	equity of	Total
	Series A	Series B	Series C	capital	earnings (loss)	earnings	subsidiaries	equity

	amounts in millions
Balance at June 30, 2019	$1	—	—	215	(30)	135	3,497	3,818
Net earnings (loss)	—	—	—	—	—	16	32	48
Other comprehensive earnings (loss)	—	—	—	—	(3)	—	(12)	(15)
Stock-based compensation	—	—	—	10	—	—	27	37
Withholding taxes on net share settlements of stock-based compensation	—	—	—	(1)	—	—	—	(1)
Other, net	—	—	—	(1)	—	—	1	—
Balance at September 30, 2019	$1	—	—	223	(33)	151	3,545	3,887

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

In December 2019, a novel strain of coronavirus (“COVID-19”) was reported in Wuhan, China, and on March 11, 2020 was declared a global pandemic. Tripadvisor and the Company continue to be subject to risks and uncertainties as a result of the COVID-19 pandemic. COVID-19 has caused material and adverse declines in consumer demand within the travel, hospitality, restaurant and leisure industry. The pandemic’s proliferation, concurrent with travel bans, varying levels of governmental restrictions and mandates globally, to limit the spread of the virus, has dampened consumer demand for Tripadvisor’s products and services, and impacted consumer sentiment and discretionary spending patterns, all of which have adversely and materially impacted Tripadvisor’s results of operations, liquidity and financial condition during the three months and nine months ended September 30, 2020. In addition, given the volatility in global markets and economies, and the financial difficulties faced by many of Tripadvisor’s travel suppliers and restaurant customers, Tripadvisor has materially increased its provision for expected credit losses (also referred to as provision for bad debt or provision for uncollectible accounts) on its accounts receivable. Moreover, Tripadvisor may continue to incur higher than normal cash outlays to refund consumers for cancellations of prepaid bookings. Any increase in Tripadvisor’s provision for expected credit losses and cash outlays to consumers would also have a corresponding adverse effect on Tripadvisor's results of operations and related cash flows.

While we have seen varying degrees of containment of the virus in certain countries and some signs of travel

LIBERTY TRIPADVISOR HOLDINGS, INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

recovery, the degree of containment and the recovery in travel has varied region-to-region globally, as well as state-to-state in the U.S., and there have been instances where cases of COVID-19 have started to increase again after a period of decline. Tripadvisor does not have visibility into when remaining bans will be lifted, where additional bans may be initiated, or where bans that have been previously lifted are reinstated due to resurgence of the virus, nor does it have forward-looking visibility into the short or long-term changes to consumer usage patterns on its platform or travel behavior patterns when travel bans and other government restrictions and mandates are fully lifted. Therefore, the ultimate extent of the impact of the COVID-19 pandemic on Tripadvisor’s business, results of operations, liquidity and financial condition remains highly uncertain and difficult to predict, as the response to the pandemic continues to be ongoing and shifting, and the ultimate duration and severity of the pandemic remains uncertain and unpredictable. However, Tripadvisor continues to believe the travel, hospitality, restaurant and leisure industry, and its business, will continue to be adversely and materially affected while the pandemic continues to proliferate and travel bans and other government restrictions and mandates continue to remain in place or be reinstated, all of which negatively impact consumer demand, sentiment and discretionary spending patterns.

Furthermore, capital markets and economies worldwide have also been negatively impacted by the COVID-19 pandemic to varying degrees, and it is possible that it could result in a protracted local and/or global economic recession. Such economic disruption could also have a material adverse effect on Tripadvisor’s business as consumers reduce their discretionary spending. Policymakers around the globe have responded with fiscal policy actions to support certain areas of the travel industry and economy as a whole. The continued magnitude and overall effectiveness of these actions remain uncertain.

In response to the impact of COVID-19, Tripadvisor has taken several steps to further strengthen its financial position and balance sheet, and maintain financial liquidity and flexibility, including significantly reducing its ongoing operating expenses and headcount, borrowing funds of $700 million from its 2015 Credit Facility (as defined in note 6) in the first quarter of 2020 (subsequently repaid during the third quarter of 2020), amending its 2015 Credit Facility, which included short-term financial covenant relief, and raising additional financing through the issuance of $500 million in Senior Notes (as defined in note 6) in July 2020, all of which are described in more detail in note 6.

On March 27, 2020, the U.S. government enacted the Coronavirus Aid, Relief, and Economic Security Act (the "CARES Act"), an emergency economic stimulus package in response to the COVID-19 pandemic, which among other things contains numerous income tax provisions. Some of these income tax provisions are effective retroactively for fiscal years ended before the date of enactment. As a result of the CARES Act, Tripadvisor has recorded an income tax benefit of $3 million and $22 million during the three and nine months ended September 30, 2020, respectively.

In addition, certain governments have passed legislation to help businesses during the COVID-19 pandemic through loans, wage subsidies, tax relief or other financial aid, and some of these governments have extended or are considering extending these programs. Tripadvisor has participated in several of these programs, including the CARES Act in the U.S., the United Kingdom's job retention scheme and certain other jurisdictions' programs. In addition, in certain countries, such as within the European Union, Singapore, Australia, and other jurisdictions, Tripadvisor is also participating in programs where government assistance is in the form of wage subsidies and reductions in wage-related employer taxes paid by Tripadvisor. During the three and nine months ended September 30, 2020, Tripadvisor recognized government grants and other assistance benefits of $3 million and $10 million, respectively, of which $5 million has been received as of September 30, 2020. These amounts are recorded as a reduction of personnel and overhead costs in the unaudited condensed consolidated statements of operations. As of September 30, 2020, Tripadvisor has recorded a receivable of $5 million, included in other current assets in the unaudited condensed consolidated balance sheets, for payments expected to be received for the programs where it has met the qualifying requirements and it is probable that payment will be received. These payments, primarily related to qualified payroll tax credits under the CARES Act, are expected to be received in 2020.

LIBERTY TRIPADVISOR HOLDINGS, INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

In addition, due to the impact of COVID-19 on Tripadvisor’s business, Tripadvisor did not experience its typical seasonal pattern for revenue and profit during the three and nine months ended September 30, 2020. In addition, cash outflows to travel suppliers related to deferred merchant payables significantly exceeded cash received from travelers during the first nine months of 2020, primarily reflecting the decline in consumer demand for Tripadvisor’s products and cancellations of reservations related to COVID-19, contributing significantly to unfavorable working capital trends and material negative operating cash flow during the nine months ended September 30, 2020. It is difficult to forecast the seasonality for the upcoming quarters, given the uncertainty related to the ultimate extent and duration of the impact from COVID-19, the timing of development and widespread availability of a vaccine, and the shape and timing of a recovery. In addition, significant shifts in Tripadvisor’s business mix or adverse economic conditions could result in future seasonal patterns that are different from historical trends.

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

Under these agreements, approximately $1 million was reimbursable to Liberty Media for both of the three months ended September 30, 2020 and 2019, and approximately $3 million and $2 million was reimbursable to Liberty Media for the nine months ended September 30, 2020 and 2019, respectively.

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

Included in the accompanying condensed consolidated statements of operations are the following amounts of stock-based compensation, the majority of which relates to Tripadvisor as discussed below:

	Three months ended		Nine months ended
	September 30,		September 30,
	2020	2019	2020	2019

	amounts in millions
Operating expense	$12	13	33	40
Selling, general and administrative expense	17	18	48	54
	$29	31	81	94

Stock-based compensation expense related to Tripadvisor was $28 million and $29 million for the three months ended September 30, 2020 and 2019, respectively, and $80 million and $91 million for the nine months ended September 30, 2020 and 2019, respectively.

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

			Weighted
			average
			remaining	Aggregate
			contractual	intrinsic
	Series A	WAEP	life	value
	in thousands		in years	in millions
Outstanding at January 1, 2020	717	$13.65
Granted	77	$2.72
Exercised	—	$—
Forfeited/Cancelled	(271)	$14.11
Outstanding at September 30, 2020	523	$11.80	4.8	$—
Exercisable at September 30, 2020	294	$16.55	3.6	$—

Weighted
average
			remaining	Aggregate
			contractual	intrinsic
	Series B	WAEP	life	value
	in thousands		in years	in millions
Outstanding at January 1, 2020	1,824	$27.63
Granted	—	$—
Exercised	—	$—
Forfeited/Cancelled	—	$—
Outstanding at September 30, 2020	1,824	$27.63	4.2	$15
Exercisable at September 30, 2020	1,824	$27.63	4.2	$15

During the nine months ended September 30, 2020, TripCo granted 242 thousand performance-based RSUs of Series B TripCo common stock to our CEO. The RSUs had a GDFV of $3.08 per share at the time they were granted.  The RSUs cliff vest one year from the month of grant, subject to the satisfaction of certain performance objectives. Performance objectives, which are subjective, are considered in determining the timing and amount of the compensation expense recognized. When the satisfaction of the performance objectives becomes probable, the Company records compensation expense. The probability of satisfying the performance objectives is assessed at the end of each reporting period.

Also during the nine months ended September 30, 2020, TripCo granted 30 thousand time-based RSUs of Series B TripCo common stock to our CEO.  The RSUs had a GDFV of $4.76 per share and cliff vest on December 10, 2020.  This RSU grant was issued in lieu of our CEO receiving 50% of his remaining base salary for the last three quarters of calendar year 2020, and he has waived his right to receive the other 50%, in each case, in light of the ongoing financial impact of COVID-19.

There was no activity during the period related to the TripCo Series B options.

As of September 30, 2020, the total unrecognized compensation cost related to unvested Awards was approximately $373 thousand. Such amount will be recognized in the Company's condensed consolidated statements of operations over a weighted average period of approximately 2.7 years.

LIBERTY TRIPADVISOR HOLDINGS, INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

As of September 30, 2020, TripCo reserved 2.3 million shares of Series A and Series B common stock for issuance under exercise privileges of outstanding stock Awards.

Tripadvisor Equity Grant Awards

The following table presents the number and WAEP of the Awards to purchase Tripadvisor common stock granted to certain officers, employees and directors of Tripadvisor.

			Weighted
			average
	TripAdvisor		remaining	Aggregate
	stock		contractual	intrinsic
	options	WAEP	life	value
	in thousands		in years	in millions
Outstanding at January 1, 2020	6,017	$50.27
Granted	1,091	$25.29
Exercised	(2)	$17.22
Cancelled or expired	(1,220)	$46.10
Outstanding at September 30, 2020	5,886	$46.52	5.5	$—
Exercisable at September 30, 2020	3,360	$55.74	3.5	$—

The weighted average GDFV of options granted was $10.08 for the nine months ended September 30, 2020.

As of September 30, 2020, the total unrecognized compensation cost related to unvested Tripadvisor stock options was approximately $22 million and will be recognized over a weighted average period of approximately 1.9 years. The total intrinsic value of stock options exercised was not material and $2 million for the nine months ended September 30, 2020 and 2019, respectively.

Additionally, during the nine months ended September 30, 2020, Tripadvisor granted approximately 6 million units, vested and released approximately 3 million units, and had cancellations of approximately 4 million units, which included primarily service-based RSUs, as well as a limited number of market-based restricted stock units (“MSUs”) under the 2018 Stock and Annual Incentive Plan. The RSUs’ fair value was measured based on the quoted price of Tripadvisor common stock at the date of grant. As the MSUs provide for vesting based upon Tripadvisor’s total shareholder return, or “TSR,” performance, the potential outcomes of future stock prices and TSR of Tripadvisor and the Nasdaq Composite Total Return Index, was used to calculate the GDFV of these awards. The weighted average GDFV for RSUs and MSUs granted, vested and released, and cancelled during the nine months ended September 30, 2020 was $24.56 per share, $46.45 per share, and $37.83 per share, respectively. As of September 30, 2020, the total unrecognized compensation cost related to Tripadvisor RSUs and MSUs was approximately $193 million and will be recognized over a weighted average period of approximately 1.9 years.

On May 27, 2020 and July 15, 2020, Tripadvisor’s Compensation Committee of its Board of Directors approved modifications of Tripadvisor’s Annual RSU and stock option grants, respectively, issued to its employees in the first quarter of 2020. Such modifications reduced the original grant-date vesting period from four years to two years. Tripadvisor estimates these modifications resulted in the acceleration and recognition of an additional $6 million and $11 million of stock compensation expense during the three and nine months ended September 30, 2020, respectively, given the modified vesting term.  There was no change to the original fair value of the impacted RSUs or stock options as a result of the modification.

LIBERTY TRIPADVISOR HOLDINGS, INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

(3) Earnings (Loss) Per Common Share (EPS)

Basic earnings (loss) per common share (“EPS”) is computed by dividing net earnings (loss) attributable to common shareholders by the weighted average number of common shares outstanding (“WASO”) for the period. Diluted EPS presents the dilutive effect on a per share basis of potential common shares as if they had been converted at the beginning of the periods presented. Excluded from EPS for both of the three and nine months ended September 30, 2020 are 1 million potential common shares due to stock options, because their inclusion would be antidilutive. Excluded from EPS for both of the three and nine months ended September 30, 2019 were 2 million potential common shares due to stock options, because their inclusion would be antidilutive. Also excluded from EPS for the three and nine months ended September 30, 2020, because their inclusion would be antidilutive, were 13 million shares that are contingently issuable at the Company’s election pursuant to an exercise of the Put Option (defined and described in note 7), which were calculated in accordance with the terms of the Certificate of Designations for the Series A Preferred Stock as if the Put Option had been exercised at September 30, 2020.

	Liberty TripAdvisor Holdings Common Stock
	Three months ended		Nine months ended
	September 30,		September 30,
	2020	2019	2020	2019

	number of shares in millions
Numerator
Net earnings (loss) attributable to Liberty TripAdvisor Holdings, Inc. shareholders	$(17)	16	(200)	17
Less: Preferred stock carrying value adjustment and transaction costs	17	—	47	—
Net earnings (loss) available to common shareholders	$(34)	16	(247)	17
Denominator
Basic WASO	75	75	75	75
Potentially dilutive shares	1	—	1	—
Diluted WASO	76	75	76	75

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

LIBERTY TRIPADVISOR HOLDINGS, INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

The Company’s assets and liabilities measured at fair value are as follows:

	September 30, 2020			December 31, 2019
		Quoted prices	Significant		Quoted prices	Significant
		in active	other		in active	other
		markets for	observable		markets for	observable
		identical assets	inputs		identical assets	inputs
Description	Total	(Level 1)	(Level 2)	Total	(Level 1)	(Level 2)

amounts in millions
Cash equivalents	$6	6	—	22	22	—
Variable prepaid forward	$4	—	4	—	—	—

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

Other Financial Instruments

Other financial instruments not measured at fair value on a recurring basis include trade receivables, trade payables, accrued and other current liabilities, current portion of debt and long-term debt. With the exception of debt, the carrying amount approximates fair value due to the short maturity of these instruments as reported on our condensed consolidated balance sheets. The carrying value of a portion of our debt bears interest at a variable rate and therefore is also considered to approximate fair value.  See note 6 for a description of the fair value of the Company’s fixed rate debt.

LIBERTY TRIPADVISOR HOLDINGS, INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

(5) Goodwill and Other Intangible Assets

Changes in the carrying amount of goodwill are as follows:

	Hotels, Media & Platform	Experiences & Dining	Corporate and other	Total

	(in millions)
Balance at January 1, 2020	$1,923	333	271	2,527
Allocation to new segment (1)	6	—	(6)	—
Impairments (2)	(279)	—	(21)	(300)
Dispositions (3)	—	—	(18)	(18)
Other (4)	—	13	(1)	12
Balance at September 30, 2020	$1,650	346	225	2,221
(1)	Re-allocation of goodwill as a result of changes to reporting units related to Tripadvisor internal restructuring.
(2)	TripCo recorded an $18 million goodwill impairment related to a business that was sold in June 2020, and an additional $3 million goodwill impairment during the third quarter of 2020 as a result of strategic decisions made regarding Tripadvisor’s China business. See discussion of the Hotels, Media & Platform reporting unit impairment below.
(3)	Dispositions relates to the sale of the aforementioned Tripadvisor business.
(4)	Other changes primarily relate to immaterial acquisitions and foreign currency translation on goodwill.

Impairments

Due to the current and expected impact of COVID-19 on Tripadvisor’s operating results, and a sustained decline in Tripadvisor’s stock price, impairments of $250 million of trademarks and $279 million of goodwill were recorded during the three months ended June 30, 2020, respectively, related to the Hotels, Media & Platform reporting unit. The fair value of the trademarks was determined using the relief from royalty method. The fair value of the reporting unit was determined using a combination of market multiples (market approach) and discounted cash flow (income approach) calculations (Level 3). As of September 30, 2020, accumulated goodwill impairment losses for Tripadvisor totaled $1,571 million.

Based on the quantitative assessment performed during the second quarter and the resulting impairment losses recorded, the estimated fair values of the trademark and Hotels, Media & Platform reporting unit approximate their respective carrying values. TripCo will continue to monitor Tripadvisor’s financial performance, stock price and other events and circumstances that may negatively impact the estimated fair values to determine if future impairment assessments may be necessary.

LIBERTY TRIPADVISOR HOLDINGS, INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

(6) Debt

Outstanding debt at September 30, 2020 and December 31, 2019 is summarized as follows:

	September 30,	December 31,
	2020	2019

	amounts in millions
TripCo margin loan	$—	355
TripCo variable prepaid forward	41	—
Tripadvisor Credit Facilities	—	—
Tripadvisor Senior Notes	500	—
Deferred financing costs	(10)	(2)
Total consolidated TripCo debt	531	353
Debt classified as current	—	—
Total long-term debt	$531	353

TripCo Margin Loan and Variable Prepaid Forward

On March 10, 2020, a wholly owned subsidiary of TripCo amended the margin loan agreement, dated as of June 10, 2019, which, among other things, modified the margin call thresholds which would require mandatory prepayment of the margin loan.

On March 12, 2020, the closing share price of Tripadvisor common stock price fell below the minimum value and triggered the mandatory prepayment of all amounts outstanding under the margin loan.  In connection with the VPF entered into on March 9, 2020, as described in note 4, TripCo received a prepayment of $34 million on March 17, 2020. The term of the VPF is three years. At maturity, the accreted loan amount due will be approximately $42 million.  As of September 30, 2020, 2.4 million shares of Tripadvisor common stock, with a value of approximately $47 million, were pledged as collateral pursuant to the VPF contract.

On March 26, 2020, the proceeds from the VPF, proceeds from the Series A Preferred Stock (described and defined in note 7) issuance, and cash on hand were used to pay all amounts outstanding under the margin loan, which aggregated $363 million, including accrued interest.

Tripadvisor Credit Facilities

In June 2015, Tripadvisor entered into a five year credit agreement with a group of lenders which, among other things, provided for a $1 billion unsecured revolving credit facility (the “2015 Credit Facility”). On May 12, 2017, the 2015 Credit Facility was amended to, among other things, (i) increase the aggregate amount of revolving loan commitments available from $1.0 billion to $1.2 billion; and (ii) extend the maturity date of the 2015 Credit Facility from June 26, 2020 to May 12, 2022 (the “First Amendment”). On May 5, 2020, Tripadvisor amended its 2015 Credit Facility (“Second Amendment”) to, among other things, suspend the leverage ratio covenant on this facility beginning in the second quarter of 2020 and ending prior to September 30, 2021 (or such earlier date as elected by Tripadvisor), and replacing it with a minimum liquidity covenant (the “Leverage Covenant Holiday”), that requires Tripadvisor to maintain $150 million of unrestricted cash, cash equivalents and short-term investments less deferred merchant payables plus available revolver capacity, which will apply only during the Leverage Covenant Holiday, provide collateral to secure the obligations under the agreement, as well as downsizing its capacity to $1.0 billion from $1.2 billion. No change was made to the existing maturity date of the 2015 Credit Facility of May 12, 2022. Tripadvisor may borrow from the 2015 Credit Facility in U.S. dollars, Euros and British pounds. In addition, Tripadvisor’s 2015 Credit Facility includes $15 million of borrowing capacity available

LIBERTY TRIPADVISOR HOLDINGS, INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

for letters of credit and $40 million for Swing Line borrowings on same-day notice. As of September 30, 2020, Tripadvisor had issued $3 million of outstanding letters of credit under the 2015 Credit Facility.

During the first quarter of 2020, Tripadvisor borrowed $700 million under the 2015 Credit Facility. These funds were drawn down as a precautionary measure to reinforce Tripadvisor’s liquidity position and preserve financial flexibility in light of uncertainty in the global markets resulting from the COVID-19 pandemic. Tripadvisor repaid these borrowings in full during the three months ended September 30, 2020. During the timeframe for which the leverage ratio covenant is suspended, any outstanding or future borrowings under the 2015 Credit Facility bear interest at LIBOR plus a 2.25% margin with a LIBOR floor of 1% per annum. Tripadvisor is also required to pay a quarterly commitment fee, at an applicable rate of 0.5%, on the daily unused portion of the revolving credit facility for each fiscal quarter during the timeframe for which the leverage ratio covenant is suspended and additional fees in connection with the issuance of letters of credit.

For the three and nine months ended September 30, 2020, Tripadvisor recorded interest expense and commitment fees on its 2015 Credit Facility of $2 million and $9 million, respectively. Total interest and commitment fees recorded on Tripadvisor’s 2015 Credit Facility was not material for the three months ended September 30, 2019 and for the nine months ended September 30, 2019, Tripadvisor recorded $1 million to interest expense on the condensed consolidated statement of operations.

In connection with the Second Amendment, Tripadvisor incurred additional lender fees and deferred financing costs totaling $4 million, which were capitalized as deferred financing costs and recorded to other assets on the condensed consolidated balance sheet. These costs will be amortized over the remaining term of the 2015 Credit Facility, using the effective interest rate method, and recorded to interest expense on the condensed consolidated statements of operations.

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

LIBERTY TRIPADVISOR HOLDINGS, INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Tripadvisor Senior Notes

On July 9, 2020, Tripadvisor completed the sale of $500 million aggregate principal amount of 7.000% senior notes due July 15, 2025 (the "Senior Notes") pursuant to a purchase agreement, dated July 7, 2020, among Tripadvisor, the guarantors party thereto (the “Guarantors”) and the initial purchasers party thereto in a private offering. The Senior Notes were issued pursuant to an indenture, dated July 9, 2020 (the “Indenture”), among Tripadvisor, the Guarantors and Wilmington Trust, National Association, as trustee. The Indenture provides, among other things, that interest will be payable on the Senior Notes on January 15 and July 15 of each year, beginning on January 15, 2021, until their maturity date of July 15, 2025. The Senior Notes are senior unsecured obligations of Tripadvisor and are guaranteed on a senior unsecured basis by certain domestic subsidiaries.

Tripadvisor has the option to redeem all or a portion of the Senior Notes at any time on or after July 15, 2022 at the redemption prices set forth in the Indenture, plus accrued and unpaid interest, if any. Tripadvisor may also redeem all or any portion of the Senior Notes at any time prior to July 15, 2022, at a price equal to 100% of the aggregate principal amount thereof plus a make-whole premium and accrued and unpaid interest, if any. In addition, before July 15, 2022, Tripadvisor may redeem up to 40% of the aggregate principal amount of the Senior Notes with the net proceeds of certain equity offerings at the redemption price set forth in the Indenture, provided that certain conditions are met. Subject to certain limitations, in the event of a Change of Control Triggering Event (as defined in the Indenture), Tripadvisor will be required to make an offer to purchase the Senior Notes at a price equal to 101% of the aggregate principal amount of the Senior Notes repurchased, plus accrued and unpaid interest, if any, to the date of repurchase. These features have been evaluated as embedded derivatives under GAAP, however, they do not meet the requirements to be accounted for separately.

In the third quarter of 2020, Tripadvisor used all proceeds from the Senior Notes to repay a portion of its 2015 Credit Facility outstanding borrowings. The deferred financing costs will be amortized over the remaining term of the Senior Notes, using the effective interest rate method, and recorded to interest expense on the unaudited condensed consolidated statements of operations.

As of September 30, 2020, Tripadvisor estimated the fair value of its outstanding Senior Notes to be approximately $523 million and considered the Senior Notes to be a “Level 2” fair value measurement. The estimated fair value of the Senior Notes was based on recently reported market transactions and prices for identical or similar financial instruments obtained from a third-party pricing source.

Debt Covenants

As of September 30, 2020, Tripadvisor was in compliance with their debt covenants.

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

LIBERTY TRIPADVISOR HOLDINGS, INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

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

LIBERTY TRIPADVISOR HOLDINGS, INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Recognition

As the Series A Preferred Stock is redeemable and the redemption triggers are outside of TripCo’s control, the Company is required to classify the shares outside of permanent equity.  The Company will calculate the carrying value of the Series A Preferred Stock pursuant to the Redemption Price calculation, and any changes in the carrying value of the Series A Preferred Stock will be recorded directly to retained earnings, or to additional paid-in capital in the absence of retained earnings. The Company must adjust net earnings for the change in the carrying value of the Series A Preferred Stock to determine the net earnings attributable to common shareholders to be used in the calculation of EPS.  For the three and nine months ended September 30, 2020, the adjustments for the Redemption Price, including transaction costs, were approximately $17 million and $47 million, respectively.

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

Common Stock

Series A common stock entitles the holders to one vote per share, Series B common stock entitles the holders to ten votes per share and Series C common stock, except as otherwise required by applicable law, entitles the holder to no voting rights.  As of September 30, 2020, no shares of Series C common stock have been issued. All series of TripCo common stock participate on an equal basis with respect to dividends and distributions.

Subsidiary Purchases of Common Stock

During the nine months ended September 30, 2020, Tripadvisor repurchased 4,707,450 shares of its outstanding common stock for $115 million in the aggregate. No shares were repurchased during the three months ended September 30, 2020. As of September 30, 2020, Tripadvisor had approximately $75 million remaining available to repurchase shares of its common stock under this share repurchase program.

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

We have identified the following as reportable segments:

●	Hotels, Media & Platform – includes the following revenue sources: (1) Tripadvisor-branded hotels revenue – primarily consisting of hotel auction revenue, and to a lesser extent, subscription-based advertising, hotel sponsored placements revenue and cost-per-action revenue; and (2) Tripadvisor-branded display and platform revenue – consisting of display-based advertising revenue. All direct general and administrative costs are included in the applicable segments and business units, however, all corporate general and administrative costs are included in the Hotels, Media & Platform reportable segment. In addition, the Hotels, Media & Platform reportable segment includes all Tripadvisor-related brand advertising expenses (primarily television advertising) and technical infrastructure and other costs supporting the Tripadvisor platform.
●	Experiences & Dining – Tripadvisor provides information and services for consumers to research and book activities and attractions in popular travel destinations both through Viator, Tripadvisor’s dedicated Experiences business, and on Tripadvisor’s website and mobile apps. Tripadvisor generates commissions for each booking transaction it facilitates through its online reservation system. Tripadvisor also provides information and services for consumers to research and book restaurants in popular travel destinations through its dedicated restaurant reservations business, TheFork, and on Tripadvisor-branded websites and mobile apps.

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

LIBERTY TRIPADVISOR HOLDINGS, INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

	Three months ended		Nine months ended
	September 30,		September 30,
	2020	2019	2020	2019

	amounts in millions
Hotels, Media & Platform
TripAdvisor-branded hotels	$67	197	235	624
TripAdvisor-branded display and platform	13	41	52	122
Total Hotels, Media & Platform	80	238	287	746

Experiences & Dining	53	141	150	346
Corporate and other	18	49	51	133
Total Revenue	$151	428	488	1,225

The following table provides information about the opening and closing balances of accounts receivable and contract assets from contracts with customers:

	September 30, 2020	December 31, 2019

	amounts in millions
Accounts receivable	$80	176
Contract assets	11	7
Total	$91	183

Accounts receivable are recognized when the right to consideration becomes unconditional. Contract assets are rights to consideration in exchange for services that Tripadvisor has transferred to a customer when that right is conditional on something other than the passage of time, such as commission payments that are contingent upon the completion of the service by the principal in the transaction. Contract liabilities generally include payments received in advance of performance under the contract, and are realized as revenue as the performance obligation to the customer is satisfied, which Tripadvisor presents as deferred revenue on its consolidated balance sheets. As of January 1, 2020, Tripadvisor had $62 million recorded as deferred revenue on its condensed consolidated balance sheet, of which $5 million and $49 million were recognized as revenue and $1 million and $11 million were refunded due to cancellations by travelers during the three and nine months ended September 30, 2020, respectively. As of January 1, 2019, Tripadvisor had $63 million recorded as deferred revenue in the condensed consolidated balance sheet, of which $10 million and $56 million were recognized as revenue and $2 million was refunded due to cancellations by travelers during the nine months ended September 30, 2019. During the three months ended September 30, 2019, refunds due to cancellations by travelers were not material. The difference between the opening and closing balances of Tripadvisor’s deferred revenue primarily results from the timing differences between when Tripadvisor receives customer payments and the time in which Tripadvisor satisfies its performance obligations. The difference between the opening and closing balances of Tripadvisor’s contract assets primarily results from the timing difference between when Tripadvisor satisfies its performance obligations and the time when the principal completes the service in the transaction. There were no significant changes in contract assets or deferred revenue during the nine months ended September 30, 2020 and 2019 related to business combinations, impairments, cumulative catch-ups or other material adjustments. However, to the extent the COVID-19 pandemic continues, Tripadvisor may incur additional significant and unanticipated cancellations by consumers related to future travel, accommodations and tour bookings, which had been reserved by travelers and recorded as deferred revenue as of

LIBERTY TRIPADVISOR HOLDINGS, INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

September 30, 2020 and December 31, 2019.

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

Adjusted OIBDA is summarized as follows:

	Three months ended		Nine months ended
	September 30,		September 30,
	2020	2019	2020	2019

	amounts in millions
Hotels, Media & Platform	$4	93	25	306
Experiences & Dining	1	15	(56)	(1)
Corporate and other	9	20	4	36
Consolidated TripCo	$14	128	(27)	341

In addition, we do not report assets, capital expenditures and related depreciation expense by segment as our CODM does not use this information to evaluate operating segments. Accordingly, we do not regularly provide such information by segment to our CODM.

The following table provides a reconciliation of Adjusted OIBDA to Operating income (loss) and Earnings (loss) before income taxes:

	Three months ended		Nine months ended
	September 30,		September 30,
	2020	2019	2020	2019

	amounts in millions
Adjusted OIBDA	$14	128	(27)	341
Stock-based compensation	(29)	(31)	(81)	(94)
Depreciation and amortization	(41)	(42)	(126)	(125)
Restructuring charges	—	—	(42)	—
Impairment of goodwill and intangible assets	(3)	—	(550)	—
Operating income (loss)	(59)	55	(826)	122
Interest expense	(13)	(5)	(27)	(16)
Other, net	—	19	(25)	33
Earnings (loss) before income taxes	$(72)	69	(878)	139

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Certain statements in this Quarterly Report on Form 10-Q constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, including statements regarding our business and marketing strategies; the impacts of the coronavirus (“COVID-19”); improvements in revenue; cost reduction measures and related impacts; our projected sources and uses of cash; the payment of dividends by Tripadvisor, Inc. (“Tripadvisor”); anticipated debt obligations; fluctuations in interest rates and foreign exchange rates; and the anticipated impact of certain contingent liabilities related to tax rules and other matters arising in the ordinary course of business. Forward-looking statements inherently involve many risks and uncertainties that could cause actual results to differ materially from those projected in these statements. Where, in any forward-looking statement, we express an expectation or belief as to future results or events, such expectation or belief is expressed in good faith and believed to have a reasonable basis, but such statements necessarily involve risks and uncertainties and there can be no assurance that the expectation or belief will result or be achieved or accomplished. The following include some but not all of the factors that could cause actual results or events to differ materially from those anticipated:

●	general business conditions, economic uncertainty or downturn, including the impacts of COVID-19 pandemic to unemployment levels and demand within the travel, hospitality, restaurant and leisure industry;
●	our ability to obtain cash in amounts sufficient to service our obligations;
●	the ability of our Company and Tripadvisor to obtain additional financing or of Tripadvisor to refinance its existing indebtedness in the future;
●	the effects of our Company’s and Tripadvisor’s current or our Company’s and Tripadvisor’s future indebtedness and the related agreements;
●	impairments of intangible assets;
●	Tripadvisor’s ability to attract visitors to its websites and mobile apps and cost-effectively convert visitors into revenue-generating users;
●	the impact of changes in search engine algorithms and dynamics or search engine disintermediation;
●	reductions in spending by advertisers or the loss of advertising partners;
●	damage to Tripadvisor’s brands;
●	declines or disruptions in the economy in general or the travel industry in particular;
●	the ability of Tripadvisor to successfully compete in an increasingly competitive global environment;
●	the ability of Tripadvisor to adapt to technological developments or industry trends;
●	the retention and motivation of key personnel;
●	the impact of acquisitions, investments, significant commercial arrangements and new business strategies on Tripadvisor’s ongoing business;
●	challenges associated with operating globally;
●	claims, lawsuits, government investigations and other proceedings as well as changes to laws, rules and regulations and any resulting adverse outcomes;
●	infringement on intellectual property rights by competitors or Tripadvisor;
●	the occurrence of system security issues, data protection breaches, cyberattacks and system outage issues;
●	fluctuations in foreign currency exchange rates;
●	consumer spending levels, including the availability and amount of individual consumer debt; and
●	threatened terrorist attacks, political unrest in international markets and ongoing military action around the world.

For additional risk factors, please see Part I, Item 1A. Risk Factors of the Annual Report on Form 10-K for the year ended December 31, 2019, as well as Part II, Item 1A. Risk Factors in each of the Quarterly Report on Form 10-Q for the quarters ended March 31, 2020 and June 30, 2020, and this Quarterly Report on Form 10-Q. These forward-looking statements and such risks, uncertainties and other factors speak only as of the date of this Quarterly Report, and we expressly disclaim any obligation or undertaking to disseminate any updates or revisions to any forward-looking statement contained herein, to reflect any change in our expectations with regard thereto, or any other change in events, conditions or circumstances on which any such statement is based.

The following discussion and analysis provides information concerning our results of operations and financial condition. This discussion should be read in conjunction with our accompanying condensed consolidated financial statements and the notes thereto.

Overview

The accompanying financial statements and the other information herein refer to Liberty TripAdvisor Holdings, Inc. as “TripCo,” “Consolidated TripCo,” the “Company,” “us,” “we” and “our” unless the context otherwise requires. We own an approximate 23% economic interest and 59% voting interest in Tripadvisor as of September 30, 2020. All significant intercompany accounts and transactions have been eliminated in the accompanying condensed consolidated financial statements.

In December 2019, a novel strain of coronavirus (“COVID-19”) was reported in Wuhan, China, and on March 11, 2020 was declared a global pandemic, followed by government travel restrictions and quarantine orders around the globe. The COVID-19 pandemic has caused a significant negative impact on the travel, hospitality, restaurant and leisure industry; and consequently adversely and materially affected Tripadvisor’s business, results of operations, liquidity and financial condition during the three and nine months ended September 30, 2020.  Among other impacts, COVID-19 has negatively impacted global consumer demand and consumers’ ability to travel, thereby resulting in many of Tripadvisor’s travel partners operating at significantly reduced service levels.

The adverse impact to Tripadvisor’s business from COVID-19 intensified in the second half of March, driven by the pandemic’s proliferation and increased governmental restrictions and mandates globally that additionally impacted the travel, hospitality, restaurant and leisure industry and further dampened consumer demand for Tripadvisor’s products and services. In the second half of March and throughout April, significant year-over-year revenue declines generally stabilized across Tripadvisor’s segments and products which generally continued throughout the second quarter of 2020, and modestly improved during the third quarter of 2020. Tripadvisor’s revenue for the three months ended September 30, 2020 was approximately 35% of the prior year’s comparable period, while revenue for the three months ended June 30, 2020 was approximately 14% of the prior year’s comparable period. Sequential monthly performance improved as well, as July 2020 revenue was approximately 30% of the prior year’s comparable period, while August 2020 and September 2020 revenue were both approximately 40% of the prior year’s comparable periods. This trend compares favorably to the trends observed in months of April 2020 and May 2020, where revenue for those months was approximately 10% of the prior year’s comparable periods. In addition, traffic trends on Tripadvisor’s websites have improved since the significant declines seen in the second half of March and throughout April 2020. In the individual months of July, August and September of 2020, monthly unique users on Tripadvisor websites were approximately 67%, 73%, and 74%, respectively, of the prior year’s comparable periods, while in April, May, and June of 2020, monthly unique users on Tripadvisor websites were approximately 33%, 45%, and 60%, respectively, of the prior year’s comparable periods. While Tripadvisor’s revenue and traffic trends generally improved sequentially each month since May 2020 through August 2020, these trends began to flatten out in September 2020, and beginning in the fourth quarter of 2020, governments again, particularly in Europe, began to impose new restrictions to mitigate the spread of the virus, which Tripadvisor expects to negatively impact these recent trends.

Tripadvisor has also incurred significant and unanticipated cancellations by travelers related to future travel, accommodations and tour bookings in the post-COVID-19 timeframe, which had been reserved by travelers in the pre-COVID-19 timeframe, which included a significant number of bookings recorded as deferred revenue as of December 31, 2019. While cancellations moderated during the three months ended September 30, 2020, future trends remain uncertain. During the course of 2020, Tripadvisor has worked with travelers and travel partners to address cancellations, re-bookings, and in certain cases it has provided its travel partners extended payment terms, discounts and other incentives.

While we have seen varying degrees of containment of the virus in certain countries and some signs of travel recovery; the degree of containment and the recovery in travel has varied region-to-region globally, as well as state-to-state in the U.S., and there have been instances where cases of COVID-19 have started to increase again after a period of decline. Tripadvisor does not have visibility into when remaining bans will be lifted, where additional bans may be initiated, or where bans that have been previously lifted are reinstated due to resurgence of the virus, nor does it have forward-looking visibility into the short or long-term changes to consumer usage patterns on its platform or travel behavior patterns when travel bans and other government restrictions and mandates are fully lifted, or the timing of development and widespread availability of a vaccine. Tripadvisor believes the travel industry and its business will continue to be materially and adversely affected while such travel restrictions remain in place and COVID-19 continues to proliferate. Although Tripadvisor cannot predict with certainty the full impact of the COVID-19 pandemic on its fourth quarter 2020 financial results, it currently expects that its fourth quarter 2020 financial results will continue to be negatively impacted by the pandemic to a material degree.

In addition, the ultimate extent of the COVID-19 pandemic and its impact on travel, regional and global markets, and overall economic activity in currently affected countries and globally is unknown and difficult to predict. Therefore, the ultimate extent and duration of the impact of the COVID-19 pandemic on Tripadvisor’s business, results of operations, liquidity and financial condition remains largely uncertain and dependent on future developments that cannot be accurately predicted at this time, such as the resurgence and severity of the virus, continued transmission rate of COVID-19, the timing and widespread availability of a vaccine, the extent and effectiveness of containment actions taken, including mobility and travel restrictions, and the impact of these and other factors on consumer travel behavior.

In response to the impact of COVID-19, Tripadvisor has taken several steps to further strengthen its financial position and balance sheet, and maintain financial liquidity and flexibility, including, but not limited to, restructuring activities, primarily by significantly reducing its ongoing operating expenses and headcount; borrowing $700 million from its 2015 Credit Facility in the first quarter of 2020 (subsequently repaid during the third quarter of 2020); amending its 2015 Credit Facility, which included short-term financial covenant relief; and raising additional financing through the issuance of $500 million in Senior Notes by Tripadvisor in July 2020, all of which are described in more detail below.

During the first quarter of 2020, Tripadvisor borrowed $700 million from its 2015 Credit Facility (as defined in note 6 to the accompanying condensed consolidated financial statements) as a precautionary measure to reinforce its liquidity position and preserve financial flexibility in light of uncertainty in the global markets resulting from the COVID-19 pandemic. Tripadvisor repaid these borrowings during the three months ended September 30, 2020.  In addition, in May 2020, Tripadvisor amended its 2015 Credit Facility (the “Second Amendment”) to, among other things, suspend the leverage ratio covenant for each fiscal quarter ending after the effective date of the Second Amendment and ending prior to September 30, 2021; and replace it with a minimum liquidity covenant as well as downsize its capacity to $1.0 billion from $1.2 billion.  Tripadvisor believes this additional flexibility will be important given its limited ability to predict its future financial performance due to the uncertainty associated with the continued proliferation of COVID-19, consumer behavior, and potential restrictive measures implemented by governments in response to COVID-19.  Also, in July 2020, Tripadvisor completed the sale of $500 million aggregate principal amount of 7.000% Senior Notes due July 15, 2025 (the “Senior Notes”) in a private offering. The Indenture pursuant to which the Senior Notes were issued provides, among other things, that interest is payable on the Senior Notes at 7.000% per annum, on January 15 and July 15 of each year, beginning on January 15, 2021. Tripadvisor used the proceeds received of $490 million, net of deferred financing costs, to repay a portion of its 2015 Credit Facility.

In addition, due to the impact of COVID-19 to Tripadvisor’s business, Tripadvisor did not experience its typical seasonal pattern for revenue and profit during the three and nine months ended September 30, 2020. In addition, cash outflows to travel suppliers related to deferred merchant payables significantly exceeded cash received from travelers during the first nine months of 2020, reflecting the decline in consumer demand for Tripadvisor products and cancellations of reservations related to COVID-19, contributing significantly to unfavorable working capital trends and material negative operating cash flow during the nine months ended September 30, 2020. It is difficult to forecast the seasonality for the upcoming quarters, given the uncertainty related to the extent and duration of the impact from COVID-19, the timing of development and widespread availability of a vaccine, and the shape and timing of a recovery. In addition, significant shifts in Tripadvisor’s business mix or adverse economic conditions could result in future seasonal patterns that are different from historical trends.

During the first quarter of 2020, Tripadvisor instituted a cost reduction initiative to preserve cash flows, including targeted workforce reduction measures largely in the Experiences and Dining segment, in addition to optimizing and reducing brand advertising as Tripadvisor pivots to leverage newer and expectantly more effective mediums to its historically television-focused campaign.

In response to the financial impact to Tripadvisor of the COVID-19 pandemic, Tripadvisor instituted additional cost reduction measures during the latter part of the first quarter of 2020, which included the elimination of the majority of discretionary spending, business travel, non-critical vendor relationships, brand advertising, cessation of nearly all new hiring and contingent staff, reduction of targeted employee benefits, and the furloughing of over 100 employees. On April 28, 2020, management approved and Tripadvisor announced an additional cost reduction initiative in response to the continued economic and financial impacts to Tripadvisor as a result of the COVID-19 pandemic, which included the following:

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

As of September 30, 2020, the majority of Tripadvisor’s previously furloughed employees have returned to their jobs.

Tripadvisor incurred total pre-tax restructuring and other related reorganization costs of approximately $42 million during the nine months ended September 30, 2020, as a result of these measures, of which $2 million remains unpaid as of September 30, 2020.

In March 2020, the U.S. government enacted the CARES Act. The CARES Act is an emergency economic stimulus package in response to the COVID-19 pandemic, which among other things contains numerous income tax provisions. Some of these income tax provisions are effective retroactively for fiscal years ended before the date of enactment. Tripadvisor anticipates that it will benefit from certain of these provisions and has accordingly recorded income tax benefits of $3 million and $22 million during the three and nine months ended September 30, 2020, respectively.

In addition, certain governments have passed legislation to help businesses during the COVID-19 pandemic through loans, wage subsidies, tax relief or other financial aid, and some of these governments have extended or are considering extending these programs. Tripadvisor has participated in several of these programs, including the CARES Act in the U.S., the United Kingdom's job retention scheme, as well as certain other jurisdictions' programs. During the three and nine months ended September 30, 2020, Tripadvisor recognized government grants and other assistance benefits of $3 million and $10 million, respectively, as a reduction of personnel and overhead costs in the unaudited condensed consolidated statements of operations.

Due to the impact of COVID-19 on Tripadvisor’s future revenue outlook, TripCo recorded a trademark impairment of $250 million during the three months ended June 30, 2020 related to the hotels, media and platform reporting unit. Based on the quantitative assessment performed during the three months ended June 30, 2020 and the resulting impairment loss recorded, the carrying fair value of the trademark approximates its estimated fair value.  Further declines in Tripadvisor’s future revenue outlook could result in a decrease in the fair value of the trademark. TripCo will continue to monitor events and circumstances that may affect the fair value or carrying value of Tripadvisor’s trademark.

Due to the impact of COVID-19 on Tripadvisor’s operating results, which led to a decline in Tripadvisor’s stock price, TripCo recorded a goodwill impairment of $279 million during the three months ended June 30, 2020, related to the hotels, media and platform reporting unit. Based on the quantitative assessment performed during the second quarter and the resulting impairment loss recorded, the carrying value of the Hotels, Media and Platform reporting unit approximates its estimated fair value.  Declines in the future revenue outlook, cash flows, or other changes in the business, may necessitate future impairments, which could be material.  TripCo will continue to monitor Tripadvisor’s financial performance, stock price and other events and circumstances that may negatively impact the estimated fair values to determine if future impairment assessments may be necessary.

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

Results of Operations—Consolidated—September 30, 2020 and 2019

General.  We provide in the tables below information regarding our consolidated Operating Results and Other Income and Expense.

	Three months ended		Nine months ended
	September 30,		September 30,
	2020	2019	2020	2019

	amounts in millions
Revenue
Hotels, Media & Platform	$80	238	287	746
Experiences & Dining	53	141	150	346
Corporate and other	18	49	51	133
Total revenue	151	428	488	1,225
Operating expense	47	87	175	256
SG&A	90	213	340	628
Stock-based compensation	29	31	81	94
Depreciation and amortization	41	42	126	125
Restructuring and other related reorganization costs	—	—	42	—
Impairment of goodwill and intangible assets	3	—	550	—
Operating income	(59)	55	(826)	122
Other income (expense):
Interest expense	(13)	(5)	(27)	(16)
Other, net	—	19	(25)	33
	(13)	14	(52)	17
Earnings (loss) before income taxes	(72)	69	(878)	139
Income tax (expense) benefit	12	(21)	115	(57)
Net earnings (loss)	$(60)	48	(763)	82

Adjusted OIBDA	$14	128	(27)	341

Revenue. Tripadvisor’s Hotels, Media & Platform revenue decreased $158 million and $459 million during the three and nine months ended September 30, 2020, respectively, when compared to the same periods in the prior year. The decrease in Hotels, Media & Platform revenue is detailed as follows:

	Three months ended		Nine months ended
	September 30,		September 30,
	2020	2019	2020	2019

	amounts in millions
TripAdvisor-branded hotels	$67	197	235	624
TripAdvisor-branded display and platform	13	41	52	122
Total Hotels, Media & Platform	$80	238	287	746

Tripadvisor-branded hotels revenue primarily includes hotel auction revenue, and to a lesser extent hotel B2B revenue, which includes click-based revenue generated from hotel sponsored placements advertising that enable hotels to enhance their visibility on Tripadvisor’s hotel pages, and subscription-based advertising services that are offered to travel partners. For the three and nine months ended September 30, 2020, 84% and 82%, respectively, of Tripadvisor’s Hotels, Media & Platform segment revenue was derived from Tripadvisor-branded hotels revenue. For the three and nine months ended September 30, 2019, 83% and 84%, respectively, of Tripadvisor’s total Hotels, Media & Platform segment revenue was derived from Tripadvisor-branded hotels revenue. Tripadvisor-branded hotels revenue decreased $130 million and $389 million during the three and nine months ended September 30, 2020, respectively, when compared to the same periods in 2019.  These decreases were primarily driven by reduced consumer demand as a result of COVID-19, concurrent with widespread travel restrictions and service limitations on Tripadvisor’s travel partners imposed by local and federal governments in response to the pandemic. In addition, Tripadvisor experienced reduced revenue generated through its search engine optimization marketing channel, which it believes is impacted by search engines (primarily Google) increasing the prominence of their own hotel products in search results.

Tripadvisor-branded display-based advertising revenue decreased by $28 million and $70 million during the three and nine months ended September 30, 2020, respectively, when compared to the same periods in 2019, primarily driven by a decrease in marketing spend from Tripadvisor’s advertisers due to lack of consumer demand resulting from the impact of the COVID-19 pandemic.

Experiences & Dining segment revenue decreased by $88 million and $196 million during the three and nine months ended September 30, 2020, respectively, when compared to the same periods in 2019. Revenue in this segment was negatively impacted by a significant reduction in consumer demand as a result of COVID-19; concurrent with many jurisdictions globally adopting laws, rules, regulations or decrees intended to address COVID-19, including implementing various travel restrictions, “shelter in place” or “social distancing” mandates, or restricting access to city centers or popular tourist destinations, restaurants and limiting access to experience offerings in surrounding areas. However, restaurants across many European markets saw restrictions ease during the second quarter of 2020, which was met with an increase in consumer demand, and in the month of September 2020, TheFork business unit had largely regained the revenue level of the prior year’s comparable period. In addition, this segment’s revenue benefitted from incremental revenue year-over-year of approximately $9 million and $27 million during the three and nine months ended September 30, 2020, respectively, related to its December 2019 acquisitions of Bookatable and SinglePlatform.

Corporate and other revenue, which primarily includes rentals revenue, in addition to click-based advertising and display-based advertising revenue from flights, cars, and cruise offerings on Tripadvisor websites and Tripadvisor China, decreased by $31 million and $82 million during the three and nine months ended September 30, 2020, respectively, when compared to the same periods in 2019, primarily due to decreased consumer demand, similar to Tripadvisor’s other businesses, as a result of COVID-19, and subsequent widespread global travel restrictions and service limitations on travel and supply partners imposed by local and federal governments and reduced travel partner spend in response to COVID-19.

Operating expense. Operating expense declined $40 million and $81 million for the three and nine months ended September 30, 2020, respectively, compared to the same periods in the prior year. The decrease was due to a decrease in technology and content costs of $29 million and $50 million during the three and nine months ended September 30, 2020, respectively, when compared to the same periods in the prior year, primarily due to decreased personnel and overhead costs across all of Tripadvisor’s business as a result of reduction in headcount driven by cost-reduction measures in response to COVID-19, as well as reductions in personnel costs related to government grants and other assistance benefits received as COVID-19 relief from various governments. In addition, cost of revenue decreased $12 million and $31 million for the three and nine months ended September 30, 2020, compared to the same periods in the prior year, primarily due to decreased direct costs from credit card payment and other transaction costs in the Experiences & Dining segment in correlation with the reduction in revenue related to COVID-19.

Selling, general and administrative. Selling, general and administrative expense declined $123 million and $288 million for the three and nine months ended September 30, 2020, respectively, compared to the same periods in the prior year. The most significant driver of selling, general and administrative expense is selling and marketing costs, which consist of direct selling and marketing costs and indirect costs, such as personnel and overhead. Direct selling and marketing costs decreased $105 million and $280 million during the three and nine months ended September 30, 2020, respectively, when compared to the same periods in 2019, primarily due to a decrease in search engine marketing (“SEM”) and other online traffic acquisition costs across all of Tripadvisor’s segments and businesses, and to a lesser extent a decrease in television advertising costs in Tripadvisor’s Hotels, Media & Platform segment, driven by cost reduction measures primarily in response to the financial impact to Tripadvisor and decline in consumer demand caused by the COVID-19 pandemic. In addition, personnel and overhead costs decreased during the three and nine months ended September 30, 2020, when compared to the same periods in 2019, as a result of a reduction in headcount related to Tripadvisor’s cost-reduction measures in response to COVID-19, as well as a reduction in personnel costs related to government grants and other assistance benefits received as COVID-19 relief from various governments. The decreases were partially offset by an increase in personnel costs in Tripadvisor’s Experiences & Dining segment related to additional headcount from its business acquisitions in December 2019.

Restructuring and other related reorganization costs. Tripadvisor incurred pre-tax restructuring and other related reorganization costs of $42 million during the nine months ended September 30, 2020. The costs consist of employee severance and related benefits. In response to COVID-19, during the second quarter of 2020, Tripadvisor committed to restructuring actions intended to reinforce its financial position, reduce its cost structure, and improve operational efficiencies, resulting in headcount reductions, for which Tripadvisor recognized $33 million in restructuring and other related reorganization costs. In addition, Tripadvisor engaged in a smaller scale restructuring action in the first quarter of 2020 to reduce its cost structure and improve its operational efficiencies, resulting in headcount reductions, for which Tripadvisor recognized $9 million in restructuring and other related reorganization costs.

Impairment of goodwill and intangible assets.  Due to the current and expected impact of COVID-19 on Tripadvisor’s operating results, and a sustained decline in Tripadvisor’s stock price, impairments of $250 million for trademarks and $297 million for goodwill were recorded during the nine months ended September 30, 2020.  In addition, during the third quarter of 2020, Tripadvisor recorded a $3 million impairment of goodwill related to its China business unit.

Operating Income (Loss).  Our consolidated operating income decreased $114 million and $948 million during the three and nine months ended September 30, 2020, respectively, when compared to the same periods in the prior year. Operating income was impacted by the above explanations.

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

	Three months ended		Nine months ended
	September 30,		September 30,
	2020	2019	2020	2019

	amounts in millions
Operating income (loss)	$(59)	55	(826)	122
Stock-based compensation	29	31	81	94
Depreciation and amortization	41	42	126	125
Restructuring charges	—	—	42	—
Impairment of goodwill and intangible assets	3	—	550	—
Adjusted OIBDA	$14	128	(27)	341

Adjusted OIBDA is summarized as follows:

	Three months ended		Nine months ended
	September 30,		September 30,
	2020	2019	2020	2019

	amounts in millions
Adjusted OIBDA
Hotels, Media & Platform	$4	93	25	306
Experiences & Dining	1	15	(56)	(1)
Corporate and other	9	20	4	36
Consolidated TripCo	$14	128	(27)	341

Consolidated Adjusted OIBDA decreased $114 million and $368 million during the three and nine months ended September 30, 2020, respectively, when compared to the same periods in the prior year.  Hotels, Media & Platform Adjusted OIBDA decreased $89 million and $281 million during the three and nine months ended September 30, 2020, respectively, when compared to the same periods in the prior year. This was primarily due to a decrease in revenue, partially offset by reductions in television advertising costs, direct selling and marketing expenses related to SEM and other online paid traffic acquisition costs in response to a decline in consumer demand related to COVID-19, and to a lesser extent, a reduction in headcount as a result of workforce reductions.

Experiences & Dining Adjusted OIBDA decreased $14 million and $55 million during the three and nine months ended September 30, 2020, respectively, when compared to the corresponding periods in the prior year, primarily due to a decrease in revenue, as noted above, partially offset by reduced selling and marketing expenses related to SEM and other online paid traffic acquisition costs, in response to reduced consumer demand and lack of, or reduced, availability of dine-in restaurants, experiences and tours as a result of COVID-19, and to a lesser extent, decreased direct costs from credit card payment and other transaction costs directly related to reduced revenue as a result of COVID-19 and a reduction in headcount as a result of workforce reductions.

Corporate and other Adjusted OIBDA decreased $11 million and $32 million during the three and nine months ended September 30, 2020, respectively, when compared to the same periods in 2019. This decrease was primarily due to the decrease in revenue, partially offset by a reduction in selling and marketing expenses related to SEM and other online paid traffic acquisition costs in response to a decline in consumer demand due to COVID-19, and a reduction in headcount as a result of workforce reductions. Corporate and other Adjusted OIBDA also includes $2 million and $1 million of TripCo level selling, general and administrative expenses for the three months ended September 30, 2020 and 2019, respectively, and includes $8 million and $5 million of TripCo level selling, general and administrative expenses for the nine months ended September 30, 2020 and 2019, respectively. TripCo corporate level expenses for the nine months ended September 30, 2020 were higher due to legal fees and other expenses incurred related to the margin loan.

Other Income and Expense

Components of Other income (expense) are presented in the table below.

	Three months ended		Nine months ended
	September 30,		September 30,
	2020	2019	2020	2019

	amounts in millions
Interest expense
Tripadvisor	$(13)	(2)	(22)	(5)
Corporate	—	(3)	(5)	(11)
Consolidated TripCo	$(13)	(5)	(27)	(16)
Other, net
Tripadvisor	$1	7	(18)	14
Corporate	(1)	12	(7)	19
Consolidated TripCo	$—	19	(25)	33

Interest expense.  Interest expense increased $8 million and $11 million for the three and nine months ended September 30, 2020, respectively, when compared to the same periods in the prior year due to higher average outstanding borrowings related to Tripadvisor’s Senior Notes and borrowings from Tripadvisor’s 2015 Credit Facility during 2020, partially offset by the repayment of the TripCo margin loan during the three months ended March 31, 2020.

Other, net.  Other, net decreased $19 million and $58 million for the three and nine months ended September 30, 2020, respectively, when compared to the same periods in the prior year. The decrease for the three months ended September 30, 2020 was primarily due to unrealized losses on derivative instruments compared to unrealized gains on derivative instruments in the prior year and less interest income at Tripadvisor compared to the prior year.  The decrease for the nine months ended September 30, 2020 was primarily due to unrealized losses on derivative instruments compared to unrealized gains on derivative instruments in the prior year, a loss on the sale of certain Tripadvisor businesses, less interest income at Tripadvisor compared to the prior year, the impairment of an investment at Tripadvisor, and a loss on early extinguishment of debt due to the mandatory prepayment of the TripCo margin loan during the three months ended March 31, 2020.

Income taxes.  During the three months ended September 30, 2020 and 2019, we had losses before income taxes of $72 million and earnings before income taxes of $69 million, respectively, and we had income tax benefit of $12 million and income tax expense of $21 million, respectively. During the nine months ended September 30, 2020 and 2019, we had losses before income taxes of $878 million and earnings before income taxes of $139 million, respectively, and we had income tax benefit of $115 million and tax expense of $57 million, respectively.  For the three months ended September 30, 2020, the Company recognized additional tax expense related to a change in the effective UK tax rate and an increase in the valuation allowance against certain deferred tax assets, partially offset by tax benefits related to earnings in foreign jurisdictions taxed at a rate lower than the U.S. federal tax rate of 21%. For the nine months ended September 30, 2020, the Company recognized additional tax expense related to the impairment of goodwill that is not deductible for tax purposes.  For the three months ended September 30, 2019, the Company recognized additional tax expense related to state income taxes net of federal benefits, and an increase in the valuation allowance against certain deferred tax assets. For the nine months ended September 30, 2019, the Company recognized additional tax expense to reverse the cumulative income tax benefit taken for excluding stock-based compensation from inter-company cost sharing arrangements.

Net earnings (loss).  We had net loss of $60 million and net earnings of $48 million for the three months ended September 30, 2020 and 2019, respectively, and net loss of $763 million and net earnings of $82 million for the nine months ended September 30, 2020 and 2019, respectively. The change in net earnings was the result of the above described fluctuations in our revenue and expenses.

Liquidity and Capital Resources

As of September 30, 2020, substantially all of our cash and cash equivalents consist of cash on hand in global financial institutions, money market funds and marketable securities with maturities of 90 days or less at the date of purchase.

The following are potential sources of liquidity: available cash balances, proceeds from asset sales, monetization of our investments, outstanding or anticipated debt facilities, debt and equity issuances, and dividend and interest receipts.

As of September 30, 2020, TripCo had a cash balance of $453 million. Approximately $446 million of the cash balance, at September 30, 2020, is held at Tripadvisor. Although TripCo has a 59% voting interest in Tripadvisor, Tripadvisor is a separate public company with a significant non-controlling interest, as TripCo has only a 23% economic interest in Tripadvisor. Even though TripCo controls Tripadvisor through its voting interest and board representation, decision making with respect to using Tripadvisor’s cash balances must consider Tripadvisor’s minority holders. Accordingly, any potential distributions of cash from Tripadvisor to TripCo would generally be on a pro rata basis based on economic ownership interests. Covenants in Tripadvisor’s debt instruments also restrict the payment of dividends and cash distributions to stockholders. Approximately $120 million of the Tripadvisor cash and cash equivalents balance is held by foreign subsidiaries, with approximately 50% located in the United Kingdom.  As of September 30, 2020, the significant majority of Tripadvisor’s cash was denominated in U.S. dollars. As of September 30, 2020, Tripadvisor had $508 million of cumulative undistributed earnings in foreign subsidiaries.  As a result of the Tax Act, foreign earnings may now generally be repatriated back to the U.S. without incurring U.S. federal income tax.  See the Company’s Form 10-K for the year ended December 31, 2019 for additional information.

In May 2020, Tripadvisor amended its 2015 Credit Facility to, among other things, suspend the leverage ratio covenant on this facility beginning in the second quarter of 2020 and ending prior to September 30, 2021 (or such earlier date as elected by Tripadvisor) (the “Leverage Covenant Holiday”), and replacing it with a minimum liquidity covenant, that requires Tripadvisor to maintain $150 million of unrestricted cash, cash equivalents and short-term investments less deferred merchant payables plus available revolver capacity, which will apply only during the Leverage Covenant Holiday, as well as downsizing its capacity to $1.0 billion from $1.2 billion.  The Second Amendment also prohibits Tripadvisor from making payments and distributions, including share repurchases and dividends during the Leverage Covenant Holiday. No change was made to the existing maturity date of the 2015 Credit Facility of May 12, 2022.  During the Leverage Covenant Holiday, any outstanding or future borrowings under the 2015 Credit Facility bear interest at LIBOR plus a 2.25% margin with a LIBOR floor of 1% per annum. As of September 30, 2020 and December 31, 2019, Tripadvisor was in compliance with its debt covenants under this facility. Commencing with the quarter ending September 30, 2021, the minimum liquidity covenant, or the Leverage Covenant Holiday, will cease to apply and the leverage ratio covenant will again be in effect. While there can be no assurance that Tripadvisor will be able to meet the leverage ratio covenant, and its ability to borrow under the 2015 Credit Facility depends on compliance with various covenants, based on current projections, Tripadvisor does not believe there is a material risk it will not remain in compliance throughout the next twelve months.

During the first quarter of 2020, Tripadvisor borrowed $700 million under the 2015 Credit Facility. These funds were drawn down as a precautionary measure to reinforce Tripadvisor’s liquidity position and preserve financial flexibility in light of uncertainty in the global markets resulting from the COVID-19 pandemic. Tripadvisor repaid these borrowings in full during the three months ended September 30, 2020.

In July 2020, Tripadvisor completed the sale of $500 million in Senior Notes. The Senior Notes provide, among other things, that interest will be payable on January 15 and July 15 of each year, beginning on January 15, 2021, at an interest rate of 7.000% per annum, until their maturity date of July 15, 2025. In July 2020, Tripadvisor used the net proceeds from the Senior Notes, or $490 million, net of approximately $10 million in deferred financing costs, to repay a portion of its outstanding borrowings under the 2015 Credit Facility. The Senior Notes are senior unsecured obligations of Tripadvisor and are guaranteed on a senior unsecured basis by certain domestic subsidiaries. The Senior Notes are not a registered security and there are no plans to register Tripadvisor’s Senior Notes as a security in the future. As a result, Rule 3-10 of Regulation S-X promulgated by the SEC is not applicable and no separate financial statements are required for the guarantor subsidiaries.

	Nine months ended
	September 30,
	2020	2019

	amounts in millions
Cash flow information
Tripadvisor cash provided (used) by operating activities	$(180)	364
Corporate cash provided (used) by operating activities	(19)	(19)
Net cash provided (used) by operating activities	$(199)	345

Tripadvisor cash provided (used) by investing activities	$(46)	(140)
Corporate cash provided (used) by investing activities	(1)	—
Net cash provided (used) by investing activities	$(47)	(140)

Tripadvisor cash provided (used) by financing activities	$349	(30)
Corporate cash provided (used) by financing activities	5	13
Net cash provided (used) by financing activities	$354	(17)

During the nine months ended September 30, 2020, TripCo’s primary uses of cash were repurchases of Tripadvisor common stock of $115 million, capital expenditures of $46 million and payment of withholding taxes on net share settlements on equity awards of $18 million. These uses of cash were funded primarily with net borrowings of debt of $188 million and the issuance of redeemable preferred stock of $325 million (see note 7 to the accompanying condensed consolidated financial statements).

The projected use of TripCo’s corporate cash will primarily be to pay fees (not expected to exceed approximately $4 million annually) to Liberty Media Corporation (“Liberty Media”) for providing certain services pursuant to the services agreement and the facilities sharing agreement that TripCo entered into with Liberty Media or its subsidiaries, payment of dividends on the Series A Preferred Stock (unless added to the liquidation preference or paid in shares of Series A common stock of TripCo), and to pay any other corporate level expenses. Debt service costs accrue on the variable prepaid forward borrowing described in note 6 to the accompanying condensed consolidated financial statements. At maturity, the accreted loan amount due under the variable prepaid forward will be approximately $42 million. A number of options are available to satisfy the liability as discussed above in potential sources of liquidity.

Tripadvisor believes that its available cash and cash equivalents will be sufficient to fund Tripadvisor’s foreseeable working capital requirements, capital expenditures, existing business growth initiatives, debt obligations, lease commitments and other financial commitments through at least the next twelve months. Tripadvisor’s future capital requirements may also include capital needs for acquisitions, and/or other expenditures in support of its business strategy, and may potentially reduce Tripadvisor’s cash balance and/or increase its borrowings under its 2015 Credit Facility or other borrowings. In addition, Tripadvisor’s capital requirements may increase due to the impact of the COVID-19 pandemic which has already resulted in reduced revenue and operating cash flows for Tripadvisor, and the extent and duration to which it may continue to impact Tripadvisor’s business is unclear. Given the uncertainty in the rapidly changing market and economic conditions related to the COVID-19 pandemic, Tripadvisor will continue to evaluate the nature and extent of the impact to its liquidity and capital requirements, and therefore its capital structure.

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

We are exposed to changes in interest rates primarily as a result of our borrowing and investment activities, which include investments in fixed and floating rate debt instruments and borrowings used to maintain liquidity and to fund business operations. The nature and amount of our long-term and short-term debt are expected to vary as a result of future requirements, market conditions and other factors. We expect to manage our exposure to interest rates by maintaining what we believe is an appropriate mix of fixed and variable rate debt. We believe this best protects us from interest rate risk. We expect to achieve this mix by (i) issuing fixed rate debt that we believe has a low stated interest rate and significant term to maturity, (ii) issuing variable rate debt with appropriate maturities and interest rates, and (iii) entering into interest rate swap arrangements when we deem appropriate. As of September 30, 2020, our debt is comprised of the following amounts:

	Variable rate debt		Fixed rate debt
	Principal	Weighted avg	Principal	Weighted avg
	amount	interest rate	amount	interest rate

	amount in millions
Tripadvisor	$—	N/A	500	7.0%
TripCo debt	$—	N/A	41	1.5%

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

Item 4. Controls and Procedures.

In accordance with Rules 13a-15 and 15d-15 under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), the Company carried out an evaluation, under the supervision and with the participation of management, including its chief executive officer and its principal accounting and financial officer (the "Executives"), of the effectiveness of its disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, the Executives concluded that the Company's disclosure controls and procedures were effective as of September 30, 2020 to provide reasonable assurance that information required to be disclosed in its reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms.

There has been no change in the Company's internal control over financial reporting that occurred during the three months ended September 30, 2020 that has materially affected, or is reasonably likely to materially affect, its internal control over financial reporting. We have not experienced any material impact to our internal controls over financial reporting despite the fact that most of our employees are working remotely due to the COVID-19 pandemic.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 1A. Risk Factors

Except as discussed below, there have been no material changes in the Company’s risk factors from those disclosed in Part I, Item 1A of its Annual Report on Form 10-K for the year ended December 31, 2019 and in Part II, Item 1A of its Quarterly Report on Form 10-Q for the quarter ended March 31, 2020 and for the quarter ended June 30, 2020.

The COVID-19 pandemic has materially and adversely affected, and will likely continue to materially and adversely impact Tripadvisor’s business and financial performance for the foreseeable future.

COVID-19 has caused material declines in demand within the travel, hospitality, restaurant and leisure industry that has dampened consumer demand for Tripadvisor’s products and services, and has adversely and materially affected Tripadvisor’s business, financial results and financial condition. Tripadvisor's future financial results and liquidity could be impacted by delays in payments of outstanding accounts receivable amounts beyond normal payment terms, travel supplier and restaurant insolvencies, governmental restrictions and mandates, and the impact of any initiatives or programs that Tripadvisor may undertake to address financial and operational challenges faced by Tripadvisor and its customers.

The extent and duration of the impact of the COVID-19 pandemic on Tripadvisor’s business, financial results and financial condition, is highly uncertain and difficult to predict, as the duration and severity of the pandemic is uncertain and cannot be predicted. Tripadvisor expects the pandemic and its effects to continue to have a significant adverse impact on its business for the duration of the pandemic and during the subsequent economic recovery, which could be an extended period of time. Furthermore, capital markets and economies worldwide have also been negatively impacted by the COVID-19 pandemic, and such economic disruption could have a material adverse effect on Tripadvisor’s business as consumers reduce their discretionary spending.

Declines or disruptions in the travel industry have had a material adverse impact on Tripadvisor’s business, financial results and financial condition.

Many jurisdictions have adopted laws, regulations or decrees intended to address the COVID-19 pandemic, including those implementing travel restrictions, social mobility and distancing requirements and/or restricting access to city centers or popular tourist destinations or limiting accommodation offerings in surrounding areas. Many airlines have also suspended or limited flights. As the COVID-19 pandemic continues to develop, governments, corporations and other authorities may continue to implement restrictions or policies that adversely impact travel, or reinstate similar restrictions or policies, where previously lifted. Increased and/or prolonged restrictions and regulations such as these could continue to negatively impact Tripadvisor’s business, financial results and financial condition and could cause the market price of Tripadvisor’s common stock and our common stock to decline.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

No shares of Liberty TripAdvisor Holdings, Inc. Series A common stock were surrendered by our officers and employees to pay withholding taxes and other deductions in connection with the vesting of their restricted stock during the three months ended September 30, 2020.

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

LIBERTY TRIPADVISOR HOLDINGS, INC.

Date: November 5, 2020	By:	/s/ GREGORY B. MAFFEI
Gregory B. Maffei Chairman, President and Chief Executive Officer

Date: November 5, 2020	By:	/s/ BRIAN J. WENDLING
Brian J. Wendling Senior Vice President and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

II-3