Form 10-K
period 2020-12-31
Liberty TripAdvisor Holdings, Inc.
filed 2021-02-19
CIK 1606745

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D. C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2020

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

Large Accelerated Filer	☐	Accelerated Filer	☒	Non-accelerated Filer	☐	Smaller Reporting Company	☐	Emerging Growth Company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management's assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐   No ☒

The aggregate market value of the voting stock held by non-affiliates of Liberty TripAdvisor Holdings, Inc. computed by reference to the last sales price of such stock, as of the closing of trading on June 30, 2020, was approximately $153 million.

The number of outstanding shares of Liberty TripAdvisor Holdings, Inc.'s common stock as of January 31, 2021 was:

	Series A	Series B
Liberty TripAdvisor Holdings, Inc. common stock	72,227,256	2,973,665

Documents Incorporated by Reference

The Registrant's definitive proxy statement for its 2021 Annual Meeting of Stockholders is hereby incorporated by reference into Part III of this Annual Report on Form 10-K.

LIBERTY TRIPADVISOR HOLDINGS, INC.

2020 ANNUAL REPORT ON FORM 10-K

PART I.

Item 1. Business.

General Development of Business

Liberty TripAdvisor Holdings, Inc. (“TripCo” or the “Company”) was formed in 2013 as a Delaware corporation.  TripCo was a subsidiary of Liberty Interactive Corporation (subsequently renamed Qurate Retail, Inc. (“Qurate Retail”)) until the completion of its spin-off from Qurate Retail on August 27, 2014 (“TripCo Spin-Off”). Following the TripCo Spin-Off, Qurate Retail and TripCo operate as separate, publicly traded companies, and neither has any stock ownership, beneficial or otherwise, in the other.  TripCo does not have any operations outside of its controlling interest in its subsidiary, Tripadvisor, Inc. (“Tripadvisor”). As of December 31, 2020, TripCo held an approximate 23% economic interest and 58% voting interest in Tripadvisor.

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

In December 2019, TripCo entered into an amendment to the services agreement with Liberty Media in connection with Liberty Media’s entry into a new employment arrangement with Gregory B. Maffei, TripCo’s Chairman, President and Chief Executive Officer.  Under the amended services agreement, components of his compensation would either be paid directly to him by each of TripCo, Liberty Broadband Corporation (“LBC”), GCI Liberty, Inc. and Qurate Retail (collectively, the “Service Companies”) or reimbursed to Liberty Media, in each case, based on allocations among Liberty Media and the Service Companies set forth in the amended services agreement, currently set at 5% for the Company but subject to adjustment on an annual basis upon the occurrence of certain events. The amended services agreement between Liberty Media and Mr. Maffei provides for a five year employment term which began on January 1, 2020 and ends December 31, 2024, with an aggregate annual base salary of $3 million (with no contracted increase), an aggregate one-time cash commitment bonus of $5 million (paid in December 2019), an aggregate annual target cash performance bonus of $17 million, aggregate annual equity awards of $17.5 million and aggregate equity awards granted in connection with his entry into his new agreement of $90 million (the “upfront awards”). A portion of the grants made to our CEO in the year ended December 31, 2020 related to our Company’s allocable portion of these upfront awards.

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

* * * * *

Certain statements in this Annual Report on Form 10-K constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, including statements regarding business, product and marketing strategies; the impacts of the novel coronavirus (“COVID-19”); improvements in revenue; cost reductions measures and related impacts; new product and service offerings; the recoverability of our goodwill and other long-lived assets; projected sources and uses of cash; anticipated debt obligations; fluctuations in interest rates and foreign exchange rates; and the anticipated impact of certain contingent liabilities related to tax rules and other matters arising in the ordinary course of business.  In particular, statements under Item 1. "Business," Item 1A. "Risk Factors," Item 2. "Properties," Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations" and Item 7A. "Quantitative and Qualitative Disclosures About Market Risk" contain forward-looking statements.  Forward-looking statements inherently involve many risks and uncertainties that could cause actual results to differ materially from those projected in these statements. Where, in any forward-looking statement, we express an expectation or belief as to future results or events, such expectation or belief is expressed in good faith and believed to have a reasonable basis, but such statements necessarily involve risks and uncertainties and there can be no assurance that the expectation or belief will result or be achieved or accomplished. The following include some but not all of the factors that could cause actual results or events to differ materially from those anticipated:

●	our ability to obtain cash in amounts sufficient to service our financial obligations and other commitments due to the fact we are a holding company;
●	our ability to access the cash that Tripadvisor generates from its operating activities;
●	the ability of our Company and Tripadvisor to obtain additional financing, or refinance our existing indebtedness, on acceptable terms;
●	the existence of our 8% Series A Cumulative Redeemable Preferred Stock, par value $0.01 per share (the “Series A Preferred Stock”) and its rights, preferences and privileges that are not held by, and are preferential to, the rights of our common stockholders;;
●	our ability to realize the full value of our intangible assets;
●	the impacts of COVID-19;
●	declines or interruptions in the travel industry;
●	Tripadvisor’s ability to attract a significant amount of visitors and cost-effectively convert these visitors into revenue-generating consumers;
●	failure of internet search engines and application marketplaces to continue to prominently display links to Tripadvisor’s websites;
●	reduction in spending by advertisers on Tripadvisor’s platforms or the loss of Tripadvisor’s significant travel partners;
●	Tripadvisor’s failure to maintain, protect or enhance its brands;
●	the ability of Tripadvisor to offer compelling products on mobile devices or continue to operate effectively on such platforms;
●	declines or disruptions in the economy in general and in the travel industry in particular;
●	failure of Tripadvisor to effectively complete in the global environment in which it operates;
●	Tripadvisor’s failure to adapt to technological developments or industry trends;
●	the ability of Tripadvisor to innovate and provide products, services and features that are useful to consumers;
●	Tripadvisor’s potential for prioritizing rapid innovation and consumer experience over short-term financial results;
●	the ability of Tripadvisor to maintain a quality of traffic in its network to provide value to its travel partners;
●	real or perceived inaccuracies of the assumptions and estimates and data Tripadvisor relies on to calculate certain of its key metrics;
●	the ability of Tripadvisor to retain the highly skilled personnel is relies on;

●	disruptions resulting from any acquisitions, investments, significant commercial arrangements and/or new business strategies;
●	risks due to Tripadvisor operating in many jurisdictions inside and outside the U.S.;
●	claims, lawsuits, government investigations and other proceedings which Tripadvisor is regularly subject to;
●	the ability of Tripadvisor to protect its intellectual property from copying or use by others;
●	risks due to Tripadvisor’s processing, storage and use of personal information and other data;
●	risks resulting from system security issues, data protection breaches, cyberattacks and system outage issues;
●	Tripadvisor’s indebtedness and the resulting impacts on its business and financial condition;
●	limitation imposed by the various covenants in Tripadvisor’s credit facilities and indenture;
●	fluctuation of Tripadvisor’s financial results;
●	factors that determine Tripadvisor’s effective income tax rate;
●	changes in tax laws that affect Tripadvisor or the examination of Tripadvisor’s tax positions;
●	changes in the tax treatment of companies engaged in e-commerce;
●	challenges by tax authorities in the jurisdictions where Tripadvisor operates;
●	fluctuation in foreign currency exchange rates which affect Tripadvisor; and
●	risks associated with our stock price being disproportionately affected by the results of operations of Tripadvisor and developments in its business.

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

Description of Business

Tripadvisor

Tripadvisor is a leading online travel company and its mission is to help people around the world plan, book and experience the perfect trip. Tripadvisor operates a global travel guidance platform that connects the world’s largest audience of prospective travelers with travel partners through rich content, price comparison tools and online reservation and related services for destinations, accommodations, travel activities and experiences, and restaurants.

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

In January 2021, Phocuswright, an independent travel, tourism and hospitality research firm, estimated that the annual global travel market (not including dining) will reach $1.4 trillion of bookings in 2022 and is increasingly shifting online.  As consumer travel media consumption and travel commerce activity increasingly moves online, Tripadvisor believes travel and travel-related businesses will continue to allocate greater percentages of their marketing budgets to online channels in order to grow their businesses.

The COVID-19 pandemic has caused a significant negative impact on the travel, hospitality, restaurant, and leisure industry and consequently adversely and materially affected Tripadvisor’s business, results of operations, liquidity and financial condition during the year ended December 31, 2020. With uncertainty over travel continuing due to the COVID-19 pandemic, no one knows how quickly global travel will recover and what the travel experience will look like once new health screening measures are in place. However, Tripadvisor believes that, while the pandemic could permanently change travel in certain ways, global travel will return to the pre-pandemic levels. Consumers want to connect with others, learn about new places and see things they have not seen before. Tripadvisor believes this passion for travel combined with the need to make informed choices creates significant long-term growth opportunities for its business.

Business Model

On a global scale, Tripadvisor matches consumer demand for travel with its travel partners that offer accommodations and travel experiences.

Consumer Offerings

Tripadvisor helps consumers plan, book, and enjoy the trips that matter. Its platform, which offers content, supply, price, and convenience, has led Tripadvisor to become a global brand, attracting hundreds of millions of unique visitors that visit its sites each month, and influences a significant amount of travel commerce. Tripadvisor is focused on creating the best online experience in travel planning and booking, making it easier for consumers to research destinations and experiences, read and contribute user-generated content, compare destinations and businesses based on quality, price and availability, and complete bookings powered by its travel partners.

Travel Partners

Tripadvisor’s portfolio of travel-related websites enables its travel partners to be discovered, to advertise and to sell their services to a global travel audience. Travel partners may include hotel chains, independent hoteliers, online travel agencies (“OTAs”), destination marketing organizations, and other travel-related and non-travel related product and service providers – that seek to market and sell their products and services to a global audience. Tripadvisor enables media advertising opportunities – and in some cases, facilitates transactions between consumers and travel partners in a number of ways, including by sending referrals to its travel partners’ websites, facilitating bookings on behalf of its travel partners, or by serving as the merchant of record – particularly in its Experiences offering – and by offering advertising placements on Tripadvisor websites and mobile applications (“app”).

Businesses and Products

Tripadvisor manages its business based on the following reportable segments: (1) Hotels, Media & Platform and (2) Experiences & Dining.

The Hotels, Media & Platform segment includes revenue generated from the following sources:

●	Tripadvisor-branded Hotels Revenue. Tripadvisor’s largest source of Hotels, Media & Platform segment revenue is generated from click-based advertising on Tripadvisor-branded websites, which is primarily comprised of contextually-relevant booking links to its travel partners’ websites. Tripadvisor’s click-based travel partners are predominantly OTAs and hotels. Click-based advertising is generally priced on a cost-per-click, or CPC basis. CPC rates are determined in a dynamic, competitive auction process, also known as hotel auction revenue, where travel partner CPC bids for rates and availability to be listed on Tripadvisor’s site are submitted.

Tripadvisor also offers subscription-based advertising to hotels, owners of B&Bs and other specialty lodging properties, enabling subscribers to advertise their businesses on Tripadvisor’s websites, as well as manage and promote their website URL, email address, phone number, special offers and other information related to their business. Subscription-based advertising services are predominantly sold for a flat fee for a contracted period of time. In addition, Tripadvisor generates revenue on a cost-per-action, or “CPA” basis, which consists of contextually-relevant booking links to its travel partners’ websites which are advertised on its platform. Tripadvisor earns a commission from its travel partners for each traveler who clicks to and books a hotel reservation on the travel partners’ website, which results in a traveler stay.  Tripadvisor also offers travel partners the opportunity to advertise and promote their business through hotel sponsored placements on its websites, generally on a CPC rate basis.

●	Tripadvisor-branded Display and Platform Revenue. Tripadvisor offers businesses the ability to promote their brands through display-based advertising placements on its websites. Tripadvisor’s display-based advertising clients are predominantly direct suppliers of hotels, airlines and cruises, as well as destination marketing organizations. Tripadvisor also sells display-based advertising to OTAs and other travel-related businesses, as well as advertisers from non-travel categories. Display-based advertising is sold predominantly on a cost per thousand impressions basis.

The Experiences & Dining segment includes revenue generated from the following sources:

●	Experiences. Tripadvisor provides information and services that allow consumers to research and book tours, activities and experiences in popular travel destinations both directly through Viator, its dedicated Experiences offering, and on its Tripadvisor branded websites and mobile apps. Tripadvisor works with local tour or travel activities/experiences operators (“the supplier”) to provide consumers the ability to book tours, activities and experiences (“the activity”) in popular destinations worldwide, for which Tripadvisor generates commissions for each booking transaction it facilitates through its online reservation system. Tripadvisor also powers travel tours, activities and experiences’ booking capabilities to consumers on affiliate partner websites, including some of the world’s top airlines, hotel chains, and online and offline travel agencies who display and promote on Tripadvisor’s websites the supplier activities available on its platform to generate bookings for which Tripadvisor earns a commission.
●	Dining. Tripadvisor provides information and services for consumers to research and book restaurant reservations in popular travel destinations through its dedicated online restaurant reservations offering, TheFork, and on its Tripadvisor-branded websites and mobile apps. Tripadvisor primarily generates transaction fees (or per seated diner fees) that are paid by its restaurant customers for diners seated through TheFork’s online reservation system. Tripadvisor also generates subscription fees for subscription-based advertising to restaurants, access to certain online reservation management services, marketing analytic tools and menu syndication services provided by TheFork and Tripadvisor. In addition, Tripadvisor also offers restaurant partners the opportunity to advertise and promote their business through restaurant media advertising placements on its website, generally on a CPC rate basis.

Included in Corporate and other are Tripadvisor’s Rentals, Flights & Car and Cruise offerings. Corporate and other includes revenue generated from the following sources:

●	Tripadvisor’s Rentals offering provides information and services that allow travelers to research and book vacation and short-term rental properties, including full homes, condominiums, villas, beach properties, cabins and cottages. Rentals generates revenue primarily by offering individual property owners and property managers the ability to list their rental properties on Tripadvisor’s websites and mobile apps thereby connecting with travelers primarily through a free-to-list, commission-based option or, alternatively through an annual subscription-based fee structure. These properties are listed on www.flipkey.com, www.holidaylettings.co.uk, www.housetrip.com, www.niumba.com, www.vacationhomerentals.com, and on Tripadvisor-branded websites and mobile apps. In addition, Corporate and other also includes revenue generated from flights, cruises, and car offerings on Tripadvisor-branded websites and its portfolio of travel media brand websites, which primarily generates click-based advertising and display-based advertising revenue, similar to the Hotels, Media & Platform segment.

For further information regarding segments, refer to note 15 in the accompanying consolidated financial statements.

Commercial Relationships

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

For the years ended December 31, 2020, 2019 and 2018, Tripadvisor’s two most significant travel partners were Expedia Group, Inc. (“Expedia”) and Booking Holdings Inc. (“Booking Holdings”), which each accounted for 10% or more of Tripadvisor’s consolidated revenue and together accounted for approximately 25%, 33% and 37%, respectively, of its consolidated revenue, with nearly all of this revenue concentrated in the Tripadvisor-branded Hotels revenue line within the Hotels, Media & Platform segment for these reporting periods.

Operations and Technology

Tripadvisor has assembled a team of highly skilled software engineers, computer scientists, data scientists, network engineers and systems engineers whose expertise spans a broad range of technical areas, including a wide variety of open source operating systems, databases, languages, analytics, networking, scalable web architecture, operations and warehousing technologies. Tripadvisor makes significant investments in product and feature development, data management, personalization technologies, scalable infrastructures, networking, data warehousing, and search engine technologies.

Tripadvisor’s systems infrastructure for Tripadvisor-branded websites is in a "hybrid-cloud" configuration in which parts of it are housed at two geographically separate colocation facilities and managed by Tripadvisor’s operations team, while the rest is hosted on Amazon Web Services. Tripadvisor’s infrastructure installations have multiple communication links as well as continuous monitoring and engineering support. Each colocation facility is fully self-sufficient and operational with its own hardware, networking, software and content and is structured in an active/passive, fully redundant configuration. Tripadvisor makes use of Amazon Web Services availability zones to provide redundancy for the cloud portions of its infrastructure. Substantially all of Tripadvisor’s software components, data, and content are replicated in multiple datacenters and development centers, as well as backed up at offsite locations. Tripadvisor’s systems are monitored and protected though multiple layers of security. Several of Tripadvisor’s individual subsidiaries and businesses have their own data infrastructure and technology teams.

Intellectual Property

Tripadvisor’s intellectual property, including patents, trademarks, copyrights, domain names, trade dress, proprietary technology and trade secrets, is an important component of its business. Tripadvisor relies on its intellectual property rights in its content, proprietary technology, software code, ratings indexes, databases of reviews and forum content. Tripadvisor has acquired some of its intellectual property rights through licenses and content agreements with third parties and these may place restrictions on its use of the intellectual property.

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

In connection with Tripadvisor’s copyrightable content, it posts and institutes procedures under the United States Digital Millennium Copyright Act and similar “host privilege” statutes worldwide to gain immunity from copyright liability for photographs, text and other content loaded on its sites by consumers.  However, differences between statutes, limitations on immunity, and moderation efforts in the many jurisdictions in which Tripadvisor operates may affect its ability to claim immunity.

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

Seasonality

Consumers’ travel expenditures have historically followed a seasonal pattern.  Correspondingly, travel partners’ advertising investments and therefore Tripadvisor’s revenue and profits, have also historically followed a seasonal pattern.  Tripadvisor’s financial performance tends to be seasonally highest in the second and third quarters of a given year, which includes the seasonal peak in consumer demand, traveler hotel and rental stays, and travel activities and experiences taken, compared to the first and fourth quarters, which represent seasonal low points.  However, as discussed in Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and in note 1 in the  accompanying notes to the consolidated financial statements, due to the impact of COVID-19 on Tripadvisor’s business, it did not experience its typical seasonal pattern for revenue and profit during the year ended December 31, 2020. In addition, cash outflows to travel suppliers related to deferred merchant payables significantly exceeded cash received from travelers during the year ended December 31, 2020, primarily reflecting the decline in consumer demand for Tripadvisor’s products and an increase in reservation cancellations related to COVID-19. These factors contributed significantly to unfavorable working capital trends and material negative operating cash flow during the year ended December 31, 2020, most notably occurring during the first half of 2020 when Tripadvisor typically generates significant positive cash flow. It is difficult to forecast the seasonality for fiscal year 2021, given the uncertainty related to the ultimate extent and duration of the economic and consumer impact from COVID-19, the widespread availability and distribution of the vaccine, and the shape and timing of a recovery.  In addition, significant shifts in Tripadvisor’s business mix or adverse economic conditions could result in future seasonal patterns that are different from historical trends.

Terms of Investment in Tripadvisor

We own an approximate 23% economic interest and 58% voting interest in Tripadvisor as of December 31, 2020. Tripadvisor’s amended and restated certificate of incorporation provides that the holders of Tripadvisor common stock, acting as a single class, are entitled to elect a number of directors equal to 25% of the total number of directors, rounded up to the next whole number, which is currently three directors. We consolidate Tripadvisor as we control a majority of the voting interest in Tripadvisor. We are subject to a Governance Agreement with Tripadvisor which provides us with certain director nomination, registration and other rights and imposes certain restrictions on our shares of Class B common stock.

Regulatory Matters

Tripadvisor is subject to a number of laws and regulations that affect companies conducting business on the Internet and relating to the travel industry, the vacation rental industry and the provision of travel services.  As Tripadvisor continues to expand the reach of its brands into additional international markets and expands its product offerings, it is increasingly subject to additional laws and regulations.  This includes laws and regulations regarding privacy and data protection, libel, content, intellectual property, distribution, electronic contracts and other communications, consumer protection, taxation, online payment services and competition, among others. These laws and regulations are constantly evolving and can be subject to significant change. Many of these laws and regulations are being tested in courts, and could be interpreted by regulators and courts in ways that could harm Tripadvisor’s business. In addition, the application and interpretation of these laws and regulations is often uncertain, particularly in the new and rapidly-evolving industry in which Tripadvisor operates.

In addition, Tripadvisor provides advertising data and information and conducts marketing activities that are subject to consumer protection laws that regulate unfair and deceptive practices, domestically and internationally, including, in some countries, pricing display requirements, licensing and registration requirements and industry specific value-added tax regimes. The United States (as well as individual states), the European Union (the “E.U.”) (as well as member states) and other countries have adopted legislation that regulates that regulate certain aspects of the Internet, including online editorial and user-generated content, data privacy, behavioral targeting and online advertising, taxation, and liability for third-party activities.

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

Tripadvisor is subject to laws that require protection of user privacy and user data. As Tripadvisor’s business has evolved, Tripadvisor has begun to receive and store a greater volume of personally identifiable data. This data is increasingly subject to laws and regulations in numerous jurisdictions around the world. For example, the E.U. adopted the General Data Protection Regulation, effective in May 2018, which requires companies, including Tripadvisor, to meet enhanced requirements regarding the handling of personal data.  In addition, the State of California adopted the Consumer Privacy Protection Act which became effective January 1, 2020 and also enhances privacy rights and consumer protection for residents of California.  In addition, similar laws have been adopted or are currently under discussion in other jurisdictions.  The enactment, interpretation and application of these laws is still in a state of flux.

Also, on June 23, 2016, the U.K. passed a referendum to exit the European Union, known as Brexit, and the U.K. ceased to be a member of the EU on January 31, 2020. On December 24, 2020, the U.K. and E.U. finalized the terms of the departure. While there continues to be some uncertainty around U.K. and E.U. relations, Tripadvisor does not expect Brexit will have a material impact on its business and results of operations; however, it will likely face new regulations and additional hiring costs, as well as hiring limitations from candidates outside of the U.K.

Marketing and Competition

Tripadvisor competes with other companies in rapidly evolving categories of the travel industry.  In these areas, Tripadvisor competes for content, traffic, advertising dollars, and, more generally, to attract and retain consumers’ attention, both in terms of reach and engagement.  Since Tripadvisor’s products and those of its competitors are typically free, Tripadvisor competes based on its brand, the quality and nature of its product offerings and its online travel search and price comparison services (or metasearch), rather than on price.  As such, Tripadvisor invests heavily in constantly improving its consumer experience and expanding content, listings and bookable inventory.

Tripadvisor also invests to amplify its global brand and raise consumer awareness of, and engagement with, its end-to-end product offerings. Tripadvisor leverages a number of online and offline marketing channels, including online search engines (primarily Google), social media, email and brand advertising. The relative success of Tripadvisor’s marketing strategy is more measurable on some of these channels than others, and can be influenced by changes that

Tripadvisor, its travel partners, or its competitors make to their respective products and marketing strategies. Tripadvisor intends to promote brand awareness and will strategically allocate resources among the different marketing channels based on the return on investment. Tripadvisor competes globally with both online and offline, established and emerging, providers of travel, lodging, experiences and restaurant reservation and related services.  The markets for the services Tripadvisor offers are intensely competitive, and current and new competitors can launch new services at a relatively low cost.

Tripadvisor also competes with different types of companies in the various markets and geographies where it operates, including large and small companies in the travel space as well as broader service providers. More specifically:

●	Tripadvisor’s Hotels, Media & Platform segment competes, and in some cases partners, with the following businesses: OTAs (including Expedia, Booking Holdings, and their respective subsidiaries and operating companies; hotel metasearch providers (including trivago (a majority-owned subsidiary of Expedia), Kayak and HotelsCombined (subsidiaries of Booking Holdings) and Trip.com Group Limited (formerly known as Ctrip.com International, Ltd)); large online search, social media, and marketplace platforms and companies (including Google, Facebook, Microsoft’s Bing, Yahoo, Baidu, Alibaba, Airbnb and Amazon); traditional offline travel agencies; and global hotel chains seeking to promote direct bookings.
●	Within Tripadvisor’s Experiences & Dining segment, its Experiences businesses compete with online travel agencies, such as Airbnb, Booking Holdings, GetYourGuide and Klook; traditional travel agencies; online travel service providers; and wholesalers, among others. Tripadvisor’s Dining businesses compete with other online restaurant reservation services, such as Google and OpenTable (a subsidiary of Booking Holdings).

See discussion about Tripadvisor’s long-term growth strategy in Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Human Capital Resources

Employees

As described above, our Company is party to a services agreement with Liberty Media, pursuant to which 84 Liberty Media corporate employees provide certain management services to the Company for a determined fee. As a result, our Company is not responsible for the hiring, retention and compensation of these individuals (except that our Company does grant equity incentive awards to these individuals). However, our Company directly benefits from the efforts undertaken by Liberty Media to attract and retain talented employees. Liberty Media strives to create a diverse, inclusive and supportive workplace, with opportunities for its employees to grow and develop in their careers, supported by competitive compensation, benefits and health and wellness programs, and by programs that build connections between its employees and their communities. Our Company fully supports these efforts.

During the year ended December 31, 2020, Tripadvisor enacted workforce reductions and furloughs in response to the COVID-19 pandemic. As of December 31, 2020, Tripadvisor had 2,596 employees, which includes approximately 400 furloughed employees, primarily based in its European operations at TheFork. This represented a decrease in the number of employees of approximately 38% when compared to the same period in 2019.  Nearly 40% and 50% of Tripadvisor’s current employees are based in the U.S. and Europe, respectively.  Tripadvisor believes it has good relationships with its employees, including relationships with employees represented by international works councils or other similar organizations.

In response to the COVID-19 pandemic, Tripadvisor has in place business continuity programs to ensure that employees are safe and that its teams continue to function effectively while working remotely during COVID-19.

Talent Acquisition and Development

Tripadvisor believes its employees are essential to its success and that its success depends on its ability to attract, develop and retain key talent. The skills, experience and industry knowledge of key employees significantly benefit Tripadvisor’s operations and performance. Tripadvisor's management and Board of Directors oversee various initiatives for talent acquisition, retention and development.

Tripadvisor’s talent philosophy is to both develop talent from within and to strategically recruit key external talent. This approach has yielded a deep understanding among Tripadvisor’s employee base of its business, its products, and its customers, while adding new employees and ideas in support of its continuous improvement mindset.

Tripadvisor’s overall talent acquisition and retention strategy is designed to attract and retain diverse and qualified candidates to enable the success of the company and achievement of its performance goals. Tripadvisor recruits the best people for the job without regard to gender, ethnicity or other protected traits and it is its policy to comply fully with all domestic, foreign and local laws relating to discrimination in the workplace. Tripadvisor’s talent acquisition team uses internal and external resources to recruit highly skilled and talented workers, and encourages employee referrals for open positions.

Tripadvisor supports and develops its employees through global training and development programs that build and strengthen employees’ leadership and professional skills. Leadership development includes programs for new leaders as well as programs designed to support more experienced leaders. Tripadvisor also partners with external training organizations to help provide current and future workers with the knowledge and skills they need to succeed.

Tripadvisor’s diversity and inclusion initiatives support its goal that everyone throughout the company is engaged in creating an inclusive workplace. Tripadvisor supports inclusion through training on topics including Unconscious Bias and Inclusive Leadership. Tripadvisor also supports a network of active Employee Resource Groups (ERGs) reflecting many dimensions of diversity across the company.

Total Rewards

As part of Tripadvisor’s compensation philosophy, it believes that it must offer and maintain market competitive total rewards programs for its employees in order to attract, motivate and retain superior talent. These programs not only include base wages and incentives in support of its pay for performance culture, but also health, welfare, and retirement benefits.

Tripadvisor designs its benefit programs to meet the needs of its employees’ health while managing program costs for escalation rates at or below industry trend factors.  Tripadvisor’s programs include but are not limited to wellness, mental health services, telemedicine, and partnerships with service providers that support diverse family-care need solutions.  Tripadvisor continuously refines, develops and implements proactive health care strategies and solutions that allow it to enhance employee health and well-being while curbing costs.

Refer to note 12 and note 13 in the accompanying notes to the consolidated financial statements for more information about employee compensation and the 401(k) Plan.

Health and Safety

The health and safety of its employees is of utmost importance to Tripadvisor. Tripadvisor conducts regular self-assessments and audits to ensure compliance with its health and safety guidelines and regulatory requirements. The COVID-19 pandemic has underscored for Tripadvisor the importance of keeping its employees safe and healthy. In response to the pandemic, Tripadvisor has taken actions aligned with the World Health Organization and the Centers for Disease Control and Prevention to protect its workforce so they can more safely and effectively perform their work, including, but not limited to:

●	Adding work from home flexibility;
●	Increasing cleaning protocols across all locations;
●	Initiating regular communication regarding impacts of the COVID-19 pandemic, including health and safety protocols and procedures;
●	Prohibiting all domestic and international non-essential business travel for all employees; and
●	Requiring masks to be worn in all locations where required by local law.

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

Risk Factors Relating to Our Corporate History and Structure

We are a holding company, and we could be unable in the future to obtain cash in amounts sufficient to service our financial obligations or meet our other commitments. Our ability to meet our financial obligations and other contractual commitments, including debt service payments (if any) under our Credit Facility (as defined below) and any other indebtedness that we may obtain in the future, depends upon our ability to access cash. We are a holding company, and our sources of cash include our available cash balances, any dividends and interest we may receive from our investments and proceeds from any asset sales we may undertake in the future. We currently have no plans with respect to any asset sales. The ability of Tripadvisor to pay dividends or to make other payments or advances to us depends on its operating results and any statutory, regulatory or contractual restrictions to which it may be or may become subject.

We do not have access to the cash that Tripadvisor generates from its operating activities. Tripadvisor used $194 million, and generated $424 million and $405 million of cash from its operations during the years ended December 31, 2020, 2019 and 2018, respectively. Tripadvisor uses the cash it generates from its operations to fund its investing activities and to service its debt and other financing obligations. We do not have access to the cash that Tripadvisor generates unless Tripadvisor declares a dividend on its capital stock payable in cash, repurchases any or all of its outstanding shares of capital stock for cash or otherwise distributes or makes payments to its stockholders, including us. Other than the special dividend paid in December 2019, Tripadvisor has not historically paid any dividends on its capital stock or, with limited exceptions, otherwise distributed cash to its stockholders and instead has used all of its available cash in the expansion of its business and to service its debt obligations. Covenants in Tripadvisor’s existing debt instruments also restrict the payment of dividends and cash distributions to stockholders. We expect that Tripadvisor will continue to apply its available cash to the expansion of its business.

Our company may have future capital needs and may not be able to obtain additional financing, or refinance our existing indebtedness, on acceptable terms.  We have issued $325 million of Series A Preferred Stock to Certares (as defined below), which we are required to redeem for cash on the earlier of (i) the first business day after March 26, 2025, or (ii) subject to certain exceptions, our change in control. In addition, following March 26, 2021, Certares (as defined below) will have certain put rights to require us to repurchase all of the outstanding Preferred Stock for, at our election, cash, shares of Tripadvisor common stock, shares of our Series A or Series C common stock, provided that shares of our Series A or Series C common stock, as the case may be, are listed on a national securities exchange and are actively traded, or any combination of the foregoing, subject to certain limitations.  Our cash reserves may be insufficient to satisfy our obligation to redeem the Preferred Stock.

On February 18, 2021 the Company entered into a $25 million Senior Secured Revolving Credit Facility (the “Credit Facility”).  The Credit Facility matures on the earliest of (i) February 18, 2024, (ii) if the holders of Series A Preferred Stock exercise their put rights (see note 10 of the accompanying consolidated financial statements), the earlier of (a) the date that is 120 days from the date the holders of Series A Preferred Stock exercise their put rights or (b) the date the shares of Series A Preferred Stock are redeemed and (iii) 15 days following the consummation of certain change of control transactions. The Credit Facility will bear interest at LIBOR plus 3.00%.  The Credit Facility will be drawn on primarily to cover corporate general and administrative expenses. The Credit Facility is secured by a first priority lien on all of our assets and the assets of any future guarantor (with certain limited exceptions and other than assets explicitly prohibited by the Investment Agreement with respect to the Series A Preferred Stock). If we borrow under the Credit Facility, are then required to repay it and decide to refinance the Credit Facility, we may not be able to do so on acceptable terms. Further, our cash reserves may be insufficient to satisfy our obligation to repay the Revolving Credit Facility. In addition, the Credit Facility contains various customary covenants that limit our activities, and a breach of any of these covenants could result in a default under the Credit Facility.

Although Tripadvisor has substantial cash flow from operations, we have limited sources of cash and liquidity. Our cash balance is expected to enable us to fund our parent level operating expenses for the foreseeable future; however, we cannot assure you that we will not experience unexpected expenses or that we will have sufficient liquidity to fund our operations and service our debt and other obligations during the foreseeable future. For additional information about our company’s ability to potentially service our direct debt obligations, see “We are a holding company, and we could be unable in the future to obtain cash in amounts sufficient to service our financial obligations or meet our other commitments.” and “We do not have access to the cash that Tripadvisor generates from its operating activities.” above.

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

Our Preferred Stock has rights, preferences and privileges that are not held by, and are preferential to, the rights of our common stockholders, which could adversely affect our liquidity and financial condition and result in the interests of Certares (as defined below) differing from those of our common stockholders. On March 15, 2020, we entered into an Investment Agreement (the “Investment Agreement”) with Certares Holdings LLC, Certares Holdings (Blockable) LLC, and Certares, Holdings (Optional) LLC  (collectively, “Certares”). Pursuant to the Investment Agreement, we sold Certares 325,000 shares of Preferred Stock, for a purchase price of $1,000 per share. As a holder of our Preferred Stock, Certares is entitled to receive:

●	dividends, in preference and priority to holders of our common stock, which will accrue on a daily basis at the rate of 8.00% of the liquidation value of the Preferred Stock. The liquidation value of each share of Preferred Stock is equal to the sum of (i) $1,000, plus (ii) all unpaid dividends (whether or not declared) accrued with respect to such share which pursuant to the terms of the related Certificate of Designations has been added to the liquidation price (the “Liquidation Price”); and
●	in the event of our liquidation, dissolution or winding up, before any payment or distribution is made to holders of our common stock, an amount equal to the Liquidation Price for each share of Preferred Stock held plus all unpaid dividends (whether or not declared) on such share.

As discussed above, Certares also has certain put rights that are exercisable after March 26, 2021 and redemption rights to require us to redeem the Preferred Stock on the earlier of the first business day after March 26, 2025 or, subject to certain exceptions, our change in control.

These dividend and share repurchase obligations could impact our liquidity and reduce the amount of cash flows available for working capital, capital expenditures, growth opportunities, acquisitions and other general corporate purposes and could limit our ability to obtain additional financing or increase our borrowing costs, which could have an adverse effect on our financial condition.

Holders of our Preferred Stock have certain consent rights, including with respect to dividends on or repurchases of our common stock, incurring certain indebtedness, issuing certain stock, entering certain transaction and transferring certain shares of Tripadvisor stock. For so long as at least 25% of the original aggregate liquidation value of the Preferred Stock remains outstanding (the “Threshold Amount”), we will not pay any dividends on or repurchase shares of our common stock without the prior written consent of the holders of a majority of the Preferred Stock (subject to certain exceptions). In addition, for so long as Certares beneficially owns a number of shares of Preferred Stock with an aggregate liquidation value at least equal to the Threshold Amount, we will be required to obtain the prior written consent of the holders of at least a majority of the Preferred Stock prior to incurring certain indebtedness, issuing any stock which ranks on a parity basis with or senior to the Preferred Stock, issuing shares of our Series B common stock, subject to certain exceptions, entering into certain affiliate transactions and transferring shares of Class B common stock and common stock of Tripadvisor. Such consent rights may limit our financial and operational flexibility, which could have a material adverse effect on our business and/or liquidity.

Holders of Preferred Stock have certain redemption rights and put rights to require us to repurchase all of the Preferred Stock. We may not be able to raise the funds necessary to finance such a required repurchase.  We are required to redeem for cash shares of Preferred Stock on the earlier of (i) the first business day after March 26, 2025 or (ii) subject to certain exceptions, our change in control. The “Redemption Price” in a mandatory redemption or the exercise of a holder’s put right (as described below) will equal the greater of (i) the sum of the liquidation value on the redemption date, plus all unpaid dividends accrued since the last dividend date, and (ii) the product of the (x) initial liquidation value, multiplied by (y) an accretion factor (determined based on a formula set forth in the related Certificate of Designations) with respect to the common stock of Tripadvisor, less (z) the aggregate amount of all dividends paid in cash or shares of our Series A or Series C common stock from March 26, 2020 through the applicable redemption date.

Following March 26, 2021, Certares will have certain put rights to require us to repurchase all of the outstanding shares of Preferred Stock at the Redemption Price for, at our election, cash, shares of Tripadvisor common stock, shares of our Series A or Series C common stock, provided that shares of our Series A or Series Common stock, as the case may be, are listed on a national securities exchange and are actively traded, or any combination of the foregoing, subject to certain limitations. Certares may exercise its put right by delivering notice to us within a certain number of days following our filing of our periodic reports with the SEC, and we will have 180 days from the delivery of such notice to redeem the outstanding Preferred Stock. If we determine not to redeem the Preferred Stock within that 180-day period, we may facilitate the sale of Certares’ Preferred Stock and, if necessary, make Certares whole for any shortfall from the redemption price.

It is possible that we would not have sufficient funds to make any required redemption of Preferred Stock. Moreover, we may not be able to arrange financing, to pay the redemption price.

Our company has overlapping directors and officers with Qurate Retail, Liberty Media, LBC and Liberty Media Acquisition Corporation (“LMAC”), which may lead to conflicting interests.  As a result of our spin-off from

Qurate Retail in 2014 and other transactions between 2011 and 2018 that resulted in the separate corporate existence of Qurate Retail, Liberty Media and LBC, as well as the initial public offering of LMAC in January 2021, all of our executive officers also serve as executive officers of Qurate Retail, Liberty Media, LBC and LMAC, and there are overlapping directors. Other than Liberty Media’s ownership of LMAC’s sponsor, which beneficially owns 20% of LMAC’s outstanding common stock as of January 26, 2021, none of the foregoing companies has any ownership interest in any of the others. Our executive officers and members of our company’s board of directors have fiduciary duties to our stockholders. Likewise, any such persons who serve in similar capacities at Qurate Retail, Liberty Media, LBC, LMAC or any other public company have fiduciary duties to that company’s stockholders. For example, there may be the potential for a conflict of interest when our company, Qurate Retail, Liberty Media, LBC or LMAC looks at acquisitions and other corporate opportunities that may be suitable for each of them. Therefore, such persons may have conflicts of interest or the appearance of conflicts of interest with respect to matters involving or affecting more than one of the companies to which they owe fiduciary duties. Moreover, many of our company’s directors and officers own Qurate Retail, Liberty Media, LMAC and/or LBC stock and equity awards. These ownership interests could create, or appear to create, potential conflicts of interest when the applicable individuals are faced with decisions that could have different implications for our company, Qurate Retail, Liberty Media, LBC and LMAC. Each of our company, LBC and LMAC has renounced its rights to certain business opportunities and their respective restated certificate of incorporation provides that no director or officer of the respective company will breach their fiduciary duty and therefore be liable to the respective company or its stockholders by reason of the fact that any such individual directs a corporate opportunity to another person or entity (including Qurate Retail, Liberty Media, LBC, LMAC and TripCo, as the case may be) instead of the respective company, or does not refer or communicate information regarding such corporate opportunity to the respective company, unless (x) such opportunity was expressly offered to such person solely in his or her capacity as a director or officer of the respective company or as a director or officer of any of the respective company’s subsidiaries, and (y) such opportunity relates to a line of business in which the respective company or any of its subsidiaries is then directly engaged. In addition, any potential conflict that qualifies as a “related party transaction” (as defined in Item 404 of Regulation S-K) is subject to review by an independent committee of the applicable issuer’s board of directors in accordance with its corporate governance guidelines. Any other potential conflicts that arise will be addressed on a case-by-case basis, keeping in mind the applicable fiduciary duties owed by the executive officers and directors of each issuer. From time to time, we may enter into transactions with Qurate Retail, Liberty Media, LBC, LMAC and/or their subsidiaries or other affiliates. There can be no assurance that the terms of any such transactions will be as favorable to our company, Qurate Retail, Liberty Media, LBC, LMAC or any of their respective subsidiaries or affiliates as would be the case where there is no overlapping officer or director.

Certain of our inter-company agreements were negotiated while we were a subsidiary of Qurate Retail. We entered into a number of inter-company agreements covering matters such as tax sharing and our responsibility for certain liabilities previously undertaken by Qurate Retail for certain of our businesses. In addition, we entered into a services agreement with Liberty Media pursuant to which it provides to us certain management, administrative, financial, treasury, accounting, tax, legal and other services, for which we pay Liberty Media a services fee, and pursuant to an amendment to the services agreement, components of our President and Chief Executive Officer’s compensation will either be paid directly to him by our company or reimbursed to Liberty Media, in each case, based on the allocation set forth in the amendment. The terms of all of these agreements (other than the amendment to the services agreement relating to Mr. Maffei’s compensation) were established while we were a wholly owned subsidiary of Qurate Retail, and hence may not be the result of arms’ length negotiations. Although we believe that the negotiations with Liberty Media were at arms’ length, the persons negotiating on behalf of Liberty Media also serve as officers of Qurate Retail, as described above. We believe that the terms of these inter-company agreements are commercially reasonable and fair to all parties under the circumstances; however, conflicts could arise in the interpretation or any extension or renegotiation of the foregoing agreements.

Goodwill and other identifiable intangible assets, specifically trademarks, represent a significant portion of our total assets, and we may never realize the full value of our intangible assets. As of December 31, 2020, we had intangible assets not subject to amortization, which consisted of goodwill and trademarks, of approximately $2,972 million, which represented approximately 73% of total assets as of December 31, 2020. These intangible assets were recorded in connection with our acquisition of a controlling interest in Tripadvisor in 2012 and subsequent acquisitions by Tripadvisor. We perform our annual assessment of the recoverability of our goodwill and other non-amortizable intangible assets during the fourth quarter, or more frequently if events and circumstances indicate impairment may have occurred.

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

Risk Factors Relating to Tripadvisor

The COVID-19 pandemic has materially and adversely affected, and will likely continue to materially and adversely impact, Tripadvisor’s business and financial performance while the pandemic lasts. The COVID-19 pandemic has caused material declines in demand within the travel, hospitality, restaurant and leisure industry that has dampened consumer demand for Tripadvisor’s products and services and has adversely and materially affected its business, financial results and financial condition. Tripadvisor's future financial results and liquidity could be impacted by delays in payments of outstanding accounts receivable amounts beyond normal payment terms, travel supplier and restaurant insolvencies, governmental restrictions and mandates. The extent and duration of the impact of the COVID-19 pandemic on Tripadvisor’s business, financial results and financial condition is highly uncertain and difficult to predict, as the duration and severity of the pandemic is uncertain and cannot be predicted. Tripadvisor expects the pandemic and its effects to continue to have a significant adverse impact on its business for the duration of the pandemic. Furthermore, economies worldwide have also been disrupted by the COVID-19 pandemic, and such economic disruption could have a material adverse effect on Tripadvisor’s business as consumers reduce their discretionary spending.

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

If Tripadvisor is unable to continue to attract a significant amount of visitors to its websites and mobile apps, to cost-effectively convert these visitors into revenue-generating consumers and to continue to engage consumers, its business, financial results and financial condition could be harmed. Tripadvisor’s traffic and user engagement could be adversely affected by a number of factors including, but not limited to, inability to provide quality content, inventory or supply to its consumers; declines or inefficiencies in traffic acquisition and reduced awareness of its brands. Certain of Tripadvisor’s competitors have advertising campaigns expressly designed to drive traffic directly to their websites, and these campaigns may negatively impact traffic to Tripadvisor’s site. There can be no assurances that Tripadvisor will continue to provide content and products in a manner that meets rapidly changing demand. Any failure to obtain and manage content and products in a cost-effective manner that will engage consumers, or any failure to provide content and products that are perceived as useful, reliable and trustworthy, could adversely affect user experiences and their repeat behavior, reduce traffic to Tripadvisor’s websites and negatively impact its business and financial performance.

Tripadvisor relies on internet search engines and application marketplaces to drive traffic to its platform, certain providers of which offer products and services that compete directly with Tripadvisor’s. If links to Tripadvisor’s websites and apps are not displayed prominently, traffic to its platform could decline and its business would be negatively affected.  The number of consumers Tripadvisor attracts to its platform is due in large part to how and where information is from, and links to, its websites are displayed on search engine results pages, or SERPs. The display, including rankings, of search results can be affected by a number of factors, many of which are not in Tripadvisor’s control. Search engines frequently change the logic that determines the placement and display of the results of a user’s search, such that the purchased or algorithmic placement of links to Tripadvisor’s websites can be negatively affected. A search engine could alter its search algorithms or results causing Tripadvisor’s websites to place lower in search query results. For example, Google, a significant source of traffic to Tripadvisor’s websites, frequently promotes its own competing products in its search results, which has negatively impacted placement of references to Tripadvisor and its websites on the SERP. If a major search engine changes its algorithms in a manner that negatively affects the search engine ranking of Tripadvisor’s websites or those of its travel partners, or if competitive dynamics impact the cost or effectiveness of search engine optimization, or SEO, or search engine marketing, or SEM, in a negative manner, Tripadvisor’s business and financial performance would be adversely affected. Furthermore, Tripadvisor’s failure to successfully manage its SEO and SEM strategies and/or other traffic acquisition strategies could result in a substantial decrease in traffic to Tripadvisor’s websites, as well as increased costs to the extent it replaces free traffic with paid traffic.

Tripadvisor also relies on application marketplaces, or app stores such as Apple’s App Store and Google’s Play, to drive downloads of its apps. In the future, Apple, Google or other marketplace operators may make changes that make access to Tripadvisor’s products more difficult or may limit Tripadvisor’s access to information that would restrict its ability to provide the best user experience. For example, Google has entered various aspects of the online travel market, including by establishing a flight metasearch product and hotel metasearch product as well as reservation functionality. Tripadvisor’s apps may receive unfavorable treatment compared to the promotion and placement of competing apps, such as the order in which they appear within marketplaces. In addition, Apple has announced new features that limit who has access to consumer data, including location information. Similarly, if problems arise in Tripadvisor’s relationships with providers of application marketplaces, traffic to Tripadvisor’s website and its user growth could be harmed.

Tripadvisor derives a substantial portion of its revenue from advertising and any significant reduction in spending by advertisers on its platforms could harm its business. Tripadvisor’s ability to grow advertising revenue with its existing or new travel partners is dependent in large part on its ability to provide value to them relative to other alternatives. Tripadvisor’s ability to provide value to its travel partners depends on a number of factors, including, but not limited to, the following:

●	Tripadvisor’s ability to increase or maintain user engagement;
●	Tripadvisor’s ability to increase or maintain the quantity and quality of ads shown to consumers;
●	The development of technologies that can block the display of Tripadvisor’s ads or its ad measurement tools;

●	The effectiveness of Tripadvisor’s advertising and the extent to which it generates sales leads, customers, bookings or financial results on a cost-effective basis;
●	The competitiveness of Tripadvisor’s products, traffic quality, perception of its platform, and availability and accuracy of analytics and measurement solutions to demonstrate its value; and
●	Adverse government actions or legal developments relating to advertising, including limitations on Tripadvisor’s ability to deliver targeted advertising.

Any of these or other factors could result in a reduction in demand for Tripadvisor’s ads, which may reduce the prices it receive for its ads, or cause marketers to stop advertising with Tripadvisor altogether, any of which would negatively affect its revenue and financial results.

Click-based advertising revenue accounts for the majority of Tripadvisor’s advertising revenue. Tripadvisor pricing for click-based advertising depends, in part, on competition between advertisers. If Tripadvisor’s large advertisers become less competitive with each other, merge with each other or with Tripadvisor’s competitors, focus more on per-click profit than on traffic volume, or are able to reduce CPCs, this could have an adverse impact on Tripadvisor’s advertising revenue which would, in turn, have an adverse effect on its business and financial results.

Tripadvisor relies on a relatively small number of significant travel partners and any reduction in spending by or loss of these partners could seriously harm its business. For the year ended December 31, 2020, Tripadvisor’s two most significant travel partners, Expedia and Booking (and their subsidiaries), accounted for a combined 25% of total revenue. If any of Tripadvisor’s significant travel partners were to cease or significantly curtail advertising on its websites, Tripadvisor could experience a rapid decline in its revenue over a relatively short period of time which would have a material impact on its business.

Tripadvisor’s business depends on strong brands and any failure to maintain, protect or enhance its brands could hurt its ability to retain and expand its base of consumers and partners, the frequency with which consumers utilize its products and services and its ability to attract travel partners. Tripadvisor’s ability to maintain and protect its brands depends, in part, on its ability to maintain consumer trust in its products and services and in the quality, integrity, reliability of usefulness of the content and other information found on its platform. If consumers do not view the content on Tripadvisor’s website to be useful and reliable, they may seek other sources to obtain the information they are looking for and may not return to its platform as often or at all. Tripadvisor dedicates significant resources to protecting the quality of its content, primarily through its content guidelines, computer algorithms and human moderators that are focused on identifying and removing inappropriate, unreliable or deceptive content.

Media, legal, or regulatory scrutiny of Tripadvisor’s user content, advertising practices, and other issues may adversely affect its reputation and brand. Negative publicity about Tripadvisor, including its content, technology and business practices, could diminish its reputation and confidence in its brand, thereby negatively affecting the use of its products and its financial performance. For example, in the past, certain media outlets have alleged that Tripadvisor has improperly filtered or screened reviews, that it has not properly verified reviews, or that it manipulates reviews, ranking and ratings in favor of its advertisers. Tripadvisor expends significant resources to ensure the integrity of its reviews and to ensure that the most relevant reviews are available to its consumers; Tripadvisor does not establish rankings and ratings in favor of its advertisers. Regulatory inquiries or investigations require management time and attention and could result in further negative publicity, regardless of their merits or ultimate outcomes.

In addition, unfavorable publicity regarding, for example, Tripadvisor’s practices relating to privacy and data protection could adversely affect its reputation with its consumers and its travel partners. Such negative publicity also could have an adverse effect on the size, engagement, and loyalty of Tripadvisor’s user base and result in decreased revenue.

Consumer adoption and use of mobile devices creates new challenges. If Tripadvisor is unable to offer compelling products on such devices or continue to operate effectively on these platforms, its business may be adversely affected. Widespread adoption of mobile devices has driven substantial online traffic and commerce to mobile platforms and Tripadvisor anticipate that use of these devices will continue to grow. Tripadvisor’s websites and apps, when utilized on mobile phone devices, have historically monetized at a significantly lower rate than desktops and advertising opportunities are more limited on these devices. Additionally, consumer purchasing patterns differ on these devices. For example, accommodation reservations made on a mobile device are generally for shorter lengths of stay and are not made as far in advance. Tripadvisor expects that the ways in which consumers engage with its platform will continue to change over time as consumers increasingly engage via alternative devices.

It is important for Tripadvisor to develop and maintain effective platforms to drive adoption and user engagement by providing consumers with an appealing, easy-to-use experience. As new devices and platforms are continually being released, it is difficult to predict the problems Tripadvisor may encounter in adapting its products and services and it may need to devote significant resources to the creation, support and maintenance of competitive new products. If Tripadvisor is unable to continue to rapidly innovate and create appealing, user-friendly and differentiated offerings and efficiently and effectively advertise on these platforms, it could lose market share and its business, future growth and financial results could be adversely affected.

Tripadvisor’s success will also depend on the interoperability of its products with a range of technologies, systems, networks and standards and its ability to create, maintain and develop relationships with key participants in related industries, some of which may be its competitors. For example, Google’s Android, and Apple’s iPhone are the leading smartphones in the world and Tripadvisor’s products need to synergistically function on their respective operating systems in order to create a positive user experience on those devices. Yet, Apple has announced new privacy features that may limit the amount of information Tripadvisor can access about its users operating on the Apple iPhone operating system.

Tripadvisor may not be successful in developing products that operate effectively with these technologies, systems, networks and standards or in creating, maintaining and developing relationships with key participants in related industries. If Tripadvisor experiences difficulties or increased costs in integrating its products into alternative devices or if manufacturers do not include its products in their devices, make changes that degrade the functionality of its products, give preferential treatment to competitive products or prevent Tripadvisor from delivering advertising, its user growth and financial results may be harmed.

Declines or disruptions in the economy in general and travel industry, in particular, could adversely affect Tripadvisor’s businesses, financial results and the market price of Tripadvisor’s common stock and our common stock. Sales of travel services tend to decline or grow more slowly during economic downturns when consumers engage in less discretionary spending, are concerned about unemployment or economic weakness, have reduced access to credit or experience other concerns that reduce their ability or willingness to travel. The global economy may be adversely impacted by events beyond Tripadvisor’s control including actual or threatened terrorism, regional hostilities or instability, natural disasters, political instability and health concerns (including epidemics or pandemics), significant increases in energy costs, tightening of credit markets and declines in consumer confidence. The uncertainty of macro-economic factors and their impact on consumer behavior makes it more difficult to forecast industry and consumer trends and the timing and degree of their impact on Tripadvisor’s markets and business, which in turn could adversely affect its ability to effectively manage its business.

Tripadvisor has significant operations in both the U.K. and the E.U. and those operations are highly integrated across the U.K. and the E.U. and are highly dependent on the free flow of labor and goods in those regions. Although the U.K. ceased to be a member of the E.U. on January 31, 2020, and the U.K. and E.U. have come to some agreements on the terms of the departure, there remains some uncertainty about the future relationship between the U.K. and the E.U. The ongoing uncertainty could negatively impact Tripadvisor’s partner and customer relationships as well as consumer confidence and spending in the U.K. Since the U.K. regulatory environment continues to evolve, Tripadvisor is unable to predict the effect Brexit and U.K. and E.U. relations will have on its business and results of operations.

Economic downturn and adverse market conditions may also negatively impact Tripadvisor’s travel partners, its travel partners’ access to capital, cost of capital and ability to meet liquidity needs.  These challenges faced in a prolonged economic downturn or deterioration in the travel industry could adversely impact Tripadvisor’s business, financial results and financial condition. The extent and duration of such impacts remain largely uncertain and dependent on future developments that cannot be accurately predicted at this time.

Tripadvisor operates in an increasingly competitive global environment and its failure to compete effectively could reduce its market share and harm its financial performance. Tripadvisor competes with different types of companies in the various markets and geographies where it operates, including large and small companies in the travel space as well as broader service providers.  Tripadvisor faces competition for content, consumers, advertisers, online travel search and price comparison services and online reservations. Tripadvisor competes globally with both online and offline, established and emerging, providers of travel, lodging, experiences and restaurant reservation and related services. Current and new competitors can launch new services at a relatively low cost. More specifically:

●	In Tripadvisor’s Hotels, Media & Platform segment, it faces competition from the following businesses: OTAs (including Expedia and Booking); hotel metasearch providers (including trivago, Kayak, HotelsCombined, and Trip.com Group Limited); large online search, social media, and marketplace platforms and companies (including Google, Facebook, Bing, Yahoo, Baidu, Alibaba, Airbnb and Amazon); and traditional offline travel agencies; and global hotel chains seeking to promote direct bookings.
●	Tripadvisor also faces competition from different companies with respect to its Experiences & Dining segment. Its Experiences offering competes with online travel agencies, such as Airbnb, Booking, GetYourGuide and Klook; traditional travel agencies; online travel service providers; and wholesalers, among others. Its Dining offering competes with other online restaurant reservation services, such as Google and OpenTable.

There has been a proliferation of new channels through which service providers can offer accommodations, experiences and restaurant reservations. Metasearch services may lower the cost for new companies to enter the market by providing a distribution channel without the cost of promoting the new entrant’s brand to drive consumers directly to its website. Some of Tripadvisor’s competitors offer a variety of online services and, in some cases, are willing to make little or no profit on a transaction, or offer travel services at a loss, in order to gain market share. Many of Tripadvisor’s competitors have significantly greater financial, technical, marketing and other resources and have more expertise in developing online commerce and facilitating internet traffic as well as larger client bases. They also have the ability to leverage other aspects of their business to enable them to compete more effectively.

In addition, Google and other large, established companies with substantial resources and expertise have launched travel or travel-related search, metasearch and/or reservation booking services and may create additional inroads into online travel. Many of Tripadvisor’s competitors continue to expand their voice and artificial intelligence capabilities, which may provide them with a competitive advantage in travel.

Tripadvisor competes with certain companies that it also does business with, including certain of its travel partners and related parties. The consolidation of Tripadvisor’s competitors and travel partners may affect its relative competitiveness and its travel partner relationships. Competition and consolidation could result in higher traffic acquisition costs, reduced margins on its advertising services, loss of market share, reduced customer traffic to its websites and reduced advertising by travel companies on its websites.

Tripadvisor relies on information technology to operate its business and remain competitive, and any failure to adapt to technological developments or industry trends could harm its businesses. Tripadvisor’s future success depends on its ability to continuously improve and upgrade its systems and infrastructure to meet rapidly evolving consumer trends and demands while at the same time maintaining the reliability and integrity of its systems and infrastructure. Tripadvisor may not be able to maintain or replace its existing systems or introduce new technologies and systems as quickly as it would like or in a cost-effective manner. Tripadvisor may not be successful, or as successful as its competitors, in developing technologies and systems that operate effectively across multiple devices and platforms in a way that is appealing to its consumers. The emergence of alternative or new devices and the emergence of niche competitors who may be able to optimize products, services or strategies for such platforms will require additional investment in technology. New developments in other areas could also make it easier for competitors to enter its markets due to lower up-front technology costs.

If Tripadvisor does not continue to innovate and provide products, services and features that are useful to consumers, it may not remain competitive, and its business and financial performance could suffer. Tripadvisor’s competitors are continually developing innovations in services and features. As a result, Tripadvisor is continually working to improve the user experience on its platform in order to engage its consumers and drive user traffic and conversion rates for its travel partners. Tripadvisor has invested, and expects to continue to invest, significant resources in developing and marketing these innovations. Tripadvisor can give no assurances that the changes it makes will yield the benefits it expects and will not have unintended or adverse impacts. If Tripadvisor is unable to continue offering innovative products and services and quality features that consumers want to use, existing consumers may become dissatisfied and use competitors’ offerings and Tripadvisor may be unable to attract additional consumers, which could adversely affect its business and financial performance.

Tripadvisor’s dedication to making the consumer experience its highest priority may cause it to prioritize rapid innovation and consumer experience over short-term financial results. Tripadvisor strives to create the best experience for its consumers. Tripadvisor believes that in doing so it will increase its traffic conversion (i.e., visitors converting into clicks and/or bookings), revenue and financial performance. Tripadvisor has taken actions in the past, and may continue to take actions in the future, that have the effect of reducing its short-term financial results if it believes the actions benefit the overall consumer experience. These decisions may not produce the long-term benefits Tripadvisor expects, new or enhanced products may fail to engage consumers and/or Tripadvisor may be unsuccessful in its efforts to monetize these initiatives, in which case its relationships with consumers and travel partners, and its business and financial performance could be harmed.

Tripadvisor is dependent upon the quality of traffic in its network to provide value to its travel partners, and any failure in its ability to deliver quality traffic and/or the metrics to demonstrate the value of the traffic could have a material and adverse impact on the value of its websites to its travel partners and adversely affect its revenue. Tripadvisor uses technology and processes to monitor the quality of the internet traffic that it delivers to its travel partners and has identified metrics to demonstrate the quality of that traffic and identify low quality clicks such as non-human processes, including robots, spiders, the mechanical automation of clicking and other types of invalid clicks or click fraud. Even with such monitoring in place, there is a risk that a certain amount of low-quality traffic will be delivered to such online advertisers. Such low-quality or invalid traffic may be detrimental to Tripadvisor’s relationships with travel partners and could adversely affect its advertising pricing and revenue.

Tripadvisor relies on assumptions and estimates and data to calculate certain of its key metrics, and real or perceived inaccuracies in such metrics may harm its reputation and negatively affect its business. Certain metrics are key to Tripadvisor’s business; as both the industry in which it operates and its businesses continue to evolve, so too might the metrics by which it evaluates its businesses. While the calculation of the metrics Tripadvisor uses is based on what it believes to be reasonable estimates, its internal tools are not independently verified by a third party and have a number of limitations; furthermore, its methodologies for tracking these metrics may change over time. For example, a single person may have multiple accounts or browse the internet on multiple browsers or devices, some consumers may restrict Tripadvisor’s ability to accurately identify them across visits, some mobile apps automatically contact its servers for regular updates with no user action, and Tripadvisor is not always able to capture user information on all of its platforms. As such, the calculations of its unique users may not accurately reflect the number of people actually visiting its platforms. If the internal tools Tripadvisor uses to track these metrics under-count or over-count performance or contain algorithm or other technical errors, the data it reports may not be accurate.  Tripadvisor continues to improve upon its tools and methodologies to capture data; however, the improvement of its tools and methodologies could cause inconsistency between current data and previously reported data, which could confuse investors or lead to questions about the integrity of its data. Finally, Tripadvisor may, in the future, identify new or other metrics that enable it to more accurately evaluate its business. Accordingly, investors should not place undue reliance on these metrics.

Tripadvisor relies on the performance of highly skilled personnel and if it is unable to retain or motivate key personnel or hire, retain and motivate qualified personnel its business would be harmed.  In particular, the contributions of Stephen Kaufer, Tripadvisor’s co-founder, Chief Executive Officer and President, the contributions of key senior management and the contributions of software engineers and other technology professionals are critical to Tripadvisor’s overall management and the success of its business. Tripadvisor cannot ensure that it will be able to retain the services of its existing key personnel and the loss of one or more of its key personnel could seriously harm its business. Tripadvisor does not maintain any key person life insurance policies.

During 2020, Tripadvisor’s headcount was reduced by nearly 1,600 employees. This reduction in workforce results in the loss of institutional knowledge, relationships, or expertise for critical roles. This reduction could also have a negative impact on employee morale and productivity, make it more difficult to retain valuable key employees, divert attention from operating Tripadvisor’s business, create personnel capacity constraints and hamper its ability to grow, develop innovative products and compete, any of which could impede its ability to operate or meet strategic objectives. As travel recovers from the COVID-19 pandemic, Tripadvisor may need to replace some or all of those roles with qualified individuals, which is typically a time-consuming process. Tripadvisor competes with companies that have far greater financial resources than it does as well as companies that promise short-term growth opportunities and/or other benefits. If Tripadvisor does not succeed in attracting well-qualified employees or retaining or motivating existing employees, its business would be adversely affected.

Acquisitions, investments, significant commercial arrangements and/or new business strategies could present new challenges and risks and disrupt its ongoing business. Tripadvisor has acquired, invested in and/or entered into significant commercial arrangements with a number of businesses in the past and its future growth may depend, in part, on future acquisitions, investments, commercial arrangements and/or changes in business strategies. Such endeavors may involve significant risks and uncertainties, including, but not limited to, the following:

●	Costs incurred to identify, pursue and fund these endeavors that may or may not be successful and may limit other potential uses of cash;
●	Amortization expenses related to acquired intangible assets and other adverse accounting consequences;
●	Diversion of management’s attention or other resources from Tripadvisor’s existing business;
●	Difficulties and expenses in integrating the operations, products, technology or personnel;
●	Difficulties in implementing and retaining uniform standards, controls, procedures, policies and information systems;
●	Assumption of debt and liabilities, including costs associated with litigation, cybersecurity risks, and other claims;
●	Failure of any such strategy or target to achieve anticipated objectives, revenue or earnings;
●	Limited management or operational control and heightened reputational risk with respect to minority investments;
●	Entrance into markets in which Tripadvisor has no prior experience; and
●	Adverse market reaction to the transaction.

Tripadvisor has invested, and may in the future invest, in privately-held companies. Such investments are inherently risky and its ability to liquidate any such investments is typically difficult. Valuations of such privately-held companies are inherently complex and uncertain due to the lack of liquid market for the companies’ securities. Tripadvisor cannot assure you that these investments will be successful or that such endeavors will result in the realization of the synergies, cost savings and innovation that may be possible within a reasonable period of time, if at all. Tripadvisor could lose the full amount of its investments; any impairment of its investments could have a material adverse effect on its financial results.

Risks Related to Legal and Regulatory Matters

Tripadvisor is a global company that operates in many different jurisdictions inside and outside the U.S. and these operations expose Tripadvisor to additional risks. Many regions have different economic conditions, languages, currencies, legislation, regulatory environments, levels of political stability, levels of consumer expectations, and use of the internet for commerce. Tripadvisor is subject to risks typical of global businesses, including, but not limited to, the following:

●	Compliance with additional laws and regulations, including but not limited to, laws and regulations regarding data privacy, labor and employment, advertising, anti-competition and tax;
●	Diminished ability to legally enforce contractual rights;
●	Increased risk and limits on enforceability of intellectual property rights;
●	Restrictions on repatriation of cash and on investments in operations;
●	Difficulties in managing staff and operations due to distance, time zones, language and cultural differences;
●	Uncertainty regarding liability for services, content and intellectual property rights;
●	Economic or political instability or laws involving economic or trade prohibitions or sanctions; and
●	Threatened or actual acts of terrorism.

Tripadvisor’s strategy includes continued expansion in existing markets and potentially new markets. In addition to the risks mentioned above, international markets have strong local competitors with established brands and travel service providers or relationships that may make expansion in certain markets difficult and costly and take more time than anticipated. In some markets, legal and other regulatory requirements may prohibit or limit participation by foreign businesses, such as by making foreign ownership or management of internet or travel-related businesses illegal or difficult or may make direct participation in those markets uneconomic, which could make Tripadvisor’s entry or expansion in those markets difficult or impossible, require that it work with a local partner or result in higher operating costs. If Tripadvisor is unsuccessful in expanding in existing and potentially new markets and effectively managing that expansion, its business and financial results could be adversely affected.

Tripadvisor is regularly subject to claims, lawsuits, government investigations, and other proceedings which may result in adverse outcomes and, regardless of the outcome, result in legal costs, diversion of management resources, injunctions or damage awards, and other negative results. It is possible that a resolution of one or more such proceedings could result in substantial damages, fines or penalties that could adversely affect Tripadvisor’s business, financial results or financial position. These proceedings could also result in reputational harm, criminal sanctions or consent decrees, the release of confidential information or orders preventing Tripadvisor from offering certain features, functionalities, products, or services, requiring a change in its business practices. Any of these consequences could adversely affect Tripadvisor’s business and financial results.

A failure to comply with current laws, rules and regulations or changes to such laws, rules and regulations and other legal uncertainties may adversely affect Tripadvisor’s business or financial results. Tripadvisor’s business and financial results could be adversely affected by unfavorable changes in or interpretations of existing laws, rules and regulations or the promulgation of new laws, rules and regulations applicable to Tripadvisor and its business, including, but not limited to, those relating to internet and online commerce, internet advertising, consumer protection, intermediary liability and data security and privacy. These laws continue to evolve. For example, there is, and will likely continue to be, an increasing number of laws and regulations pertaining to internet and online commerce and liability for information retrieved from or transmitted over the internet. In addition, the growth and development of online commerce may prompt calls for more stringent consumer protection laws and more aggressive enforcement efforts, data privacy and industry-specific laws and regulations. Further, Tripadvisor’s Rentals business has been and continues to be subject to regulatory developments globally that affect the rental industry, such as (i) statutes or ordinances that prohibit or limit property owners and managers from renting certain properties on a short-term basis,  (ii) fair housing or other laws governing whether and how properties may be rented, and (iii) homeowners, condominium and neighborhood associations adopting or considering adopting rules that prohibit or restrict property owners and managers from short-term rentals. Operating in this dynamic regulatory environment requires significant management attention and financial resources. The failure of Tripadvisor’s businesses to comply with these laws and regulations could result in fines and/or proceedings against us by governmental agencies, regulatory authorities, courts and/or consumers, which, if material, could adversely affect Tripadvisor’s business, financial condition and financial results.

The promulgation of new laws, rules and regulations, or new interpretations of existing laws, rules and regulations, could require Tripadvisor to change certain aspects of its business, operations and relationships to ensure compliance, which could decrease demand for services, reduce revenue, increase costs and/or subject Tripadvisor to additional liabilities. For example, many jurisdictions have adopted, and many jurisdictions are considering adopting, privacy rights and consumer protections for their residents, which legislation will continue to change the landscape for the use and protection of data and could increase the cost and complexity of delivering Tripadvisor’s services. Unfavorable changes could limit marketing methods and capabilities, decrease demand for products and services, impede development of new products, require significant management time, increase costs and/or subject us to additional liabilities. Violations of these laws and regulations could result in penalties, criminal sanctions and/or negative publicity against Tripadvisor, its officers or its employees and/or restrictions on the conduct of its business.

Tripadvisor cannot be sure that its intellectual property is protected from copying or use by others. Tripadvisor’s websites rely on content as well as proprietary brands and technology. Tripadvisor protects its content, brands and technology by relying on a combination of trademarks, copyrights, trade secrets, and confidentiality agreements. Even with these precautions, it may be possible for a party to copy or obtain and use its content, brands or technology without authorization or to independently develop similar content, brands or technology. Any misappropriation or violation of Tripadvisor’s rights could have a material adverse effect on its business.

Effective intellectual property protection is expensive to develop and maintain and may not be available in every jurisdiction in which its services are available.  Policing unauthorized use of Tripadvisor’s intellectual property is difficult and expensive; in certain jurisdictions, Tripadvisor may be unable to protect its intellectual property adequately against unauthorized third-party copying or use. Tripadvisor cannot be sure that the steps it has taken will prevent misappropriation or infringement of its intellectual property. Furthermore, Tripadvisor may need to go to court or other tribunals or administrative bodies in order to enforce its rights, to protect its trade secrets or to determine the validity and scope of the rights of others. These proceedings might result in substantial costs and diversion of resources and management attention. Tripadvisor’s failure to protect its intellectual property in a cost-efficient or effective manner could have a material adverse effect on its business.

Tripadvisor currently licenses and incorporates into its websites technologies and content from third parties. As Tripadvisor continues to introduce new services that incorporate new technologies and content, it may be required to license additional technology or content. Tripadvisor cannot be sure that such technology or content will be available on commercially reasonable terms, if at all.

Risks Related to Data Security and Privacy

Tripadvisor’s processing, storage and use of personal information and other data subjects it to additional laws and regulations and failure to comply with those laws and regulations could give rise to liabilities. The security of data when engaging in electronic commerce is essential to maintaining consumer and service provider confidence in Tripadvisor’s services. Tripadvisor is subject to a variety of laws in the U.S. and abroad regarding privacy and the storing, sharing, use, processing, disclosure and protection of personal information, the scope of which are changing, subject to differing interpretations, and may be inconsistent between countries or conflict with other existing laws. The regulatory framework for privacy issues worldwide is currently in flux and is likely to remain so for the foreseeable future. In addition, practices regarding the collection, use, storage, transmission and security of personal information by companies operating over the internet have recently come under increased public scrutiny.

Implementing and complying with these laws and regulations may be more costly or take longer than Tripadvisor anticipates, or could otherwise affect its operations. Any failure or perceived failure by Tripadvisor to comply with its privacy policies, privacy-related obligations to consumers or other third parties, or privacy-related legal obligations, may result in governmental enforcement actions that could harm its reputation and cause its consumers and travel partners to lose trust in Tripadvisor, any of which could have an adverse effect on its business, brand, market share and financial results.

Tripadvisor is subject to risks associated with processing credit card and other payment transactions and failure to manage those risks may subject it to fines, penalties and additional costs and could have a negative impact on its business. Tripadvisor accepts payments from consumers and travel partners using a variety of methods, including credit, debit and invoicing. Tripadvisor is subject to regulations and compliance requirements, including obligations to implement enhanced authentication processes. Tripadvisor relies on third parties to provide certain payment methods and payment processing services and its business could be disrupted if these companies become unwilling or unable to provide these services to it. Tripadvisor is also subject to payment card association operating rules, including data security rules, certification requirements, and rules governing electronic funds transfers, which could change or be reinterpreted to make it difficult or impossible for it to comply. Tripadvisor is also subject to a number of other laws and regulations relating to payments, money laundering, international money transfers and privacy and information security. These laws, regulations and/or requirements result in significant costs and, yet, Tripadvisor may still be susceptible to fraudulent activity. If Tripadvisor fails to comply with these rules or requirements or if its data security systems are breached or compromised, it may be liable for card issuing banks’ costs, subject to fines, penalties and higher transaction fees, and/or lose its ability to accept credit and debit card payments, process electronic funds transfers, or facilitate other types of online payments. In addition, for certain payment methods, including credit and debit cards, Tripadvisor pays interchange and other fees, which may increase over time and raise its operating costs and lower profitability.

System security issues, data protection breaches, cyberattacks and system outage issues could disrupt Tripadvisor’s operations or services provided to its consumers, and any such disruption could damage its reputation and adversely affect its business, financial results and share price. Tripadvisor’s reputation and ability to attract, retain and service its consumers and travel partners is dependent upon the reliable performance and security of its computer systems and those of third parties Tripadvisor utilizes in its operations. Significant security issues, data breaches, cyberattacks and outages, interruptions or delays, in Tripadvisor’s systems or third party systems upon which it relies, could impair Tripadvisor’s ability to display content or process transactions and significantly harm its business. Breaches of Tripadvisor’s security measures or the accidental loss, inadvertent disclosure or unapproved dissemination of proprietary information or sensitive or confidential data about Tripadvisor, its consumers or its travel partners, could expose Tripadvisor, its consumers and travel partners to a risk of loss or misuse of this information, damage its brand and reputation or otherwise harm its business and financial performance and could result in government enforcement actions and litigation and potential liability for Tripadvisor. The costs of enhancing infrastructure to attain improved stability and redundancy may be time consuming and expensive and may require resources and expertise that are difficult to obtain. In addition, to the extent that Tripadvisor does experience a data breach, remediation may be costly and it may not have adequate insurance to cover such costs.

Computer programmers and hackers also may be able to develop and deploy viruses, worms, ransomware and other malicious software programs that attack Tripadvisor’s products or otherwise exploit any vulnerabilities in its systems, or attempt to fraudulently induce its employees, consumers, or others to disclose passwords or other sensitive information or unwittingly provide access to its systems or data. In addition, sophisticated hardware and operating system software and applications that Tripadvisor produces or procures from third parties may contain defects in design or manufacture, including “bugs” and other problems that could unexpectedly interfere with the operation of the system. Tripadvisor may need to expend significant resources to protect against security breaches or to investigate and address problems caused by cyber or other security problems. Failure to adequately protect against attacks or intrusions, whether for Tripadvisor’s own systems or systems of vendors, could expose it to security breaches that could have an adverse impact on its financial performance.

Much of Tripadvisor’s business is conducted with third party partners and vendors. A security breach at such third party could be perceived by consumers as a security breach of its systems and could result in negative publicity or reputational damage, expose it to risk of loss or litigation and subject it to regulatory penalties and sanctions. In addition, such incidents may also result in a decline in Tripadvisor’s user base or engagement levels.

Media coverage of data breaches and public exposure of consumer data rights has increased, in part because of the rise of enforcement actions, investigations and lawsuits. Similarly, the increase in privacy activist groups is likely to give rise to further scrutiny, investigative actions and publicity. Security breaches could result in negative publicity, damage to reputation, exposure to risk of loss and possible liability due to regulatory penalties and sanctions. As this focus and attention on privacy and data protection increases, Tripadvisor also risks exposure to potential liabilities and costs resulting from the compliance with, or any failure to comply with, applicable legal requirements, conflicts among these legal requirements or differences in approaches to privacy and security. Security breaches could also cause travelers and consumers to lose confidence in Tripadvisor’s data security, which would have a negative effect on the value of its brand.

Evolving regulations, guidance and practices on the use of "cookies" and similar technology could negatively impact the way Tripadvisor does business. Cookies, or text files stored on consumers’ web browsers, are common tools used by thousands of websites and apps, including Tripadvisor’s, to store or gather information, improve site security, improve the customer experience, market to consumers and increase conversion on their websites. Many countries have adopted data protection laws and regulations governing the use of cookies and other similar tracking technologies by websites and app developers. Such regulations could limit Tripadvisor’s ability to serve certain customers in the manner it currently does, including with respect to retargeting or personalized advertising, impair its ability to improve and optimize performance on its websites, negatively affect a consumer's experience using its websites and negatively impact its business. Equally, privacy has been the impetus behind a move towards a cookie-less online ecosystem which poses a potential risk to its online behavioral advertising strategy. For example, Apple and Google Chrome have announced new privacy features that may limit Tripadvisor’s ability to use cookies and similar technology to improve the consumer experience.

Risks Related to Financial Matters

Tripadvisor has indebtedness which could adversely affect its business and financial condition. With respect to the Senior Notes (as defined in note 7 of the accompanying consolidated financial statements), Tripadvisor is subject to risks relating to its existing or potential indebtedness that include:

●	Requirement to dedicate a portion of its cash flow to principal and interest payments, thereby reducing the availability of cash to fund working capital, capital expenditures, acquisitions and investments and other general corporate purposes;
●	Difficulties to optimally capitalize and manage the cash flow for its businesses;
●	Possible competitive disadvantage compared to its competitors that have less debt;
●	Limitations on its ability to borrow additional funds on acceptable terms or at all; and
●	Exposure to increased interest rates to the extent its outstanding debt is subject to variable rates of interest.

Failure to comply with the various covenants contained in Tripadvisor’s Credit Agreement and the Indenture could have a material adverse effect on its business. The various covenants contained in the Credit Agreement and Indenture (as defined in note 7 of the accompanying consolidated financial statements) include those that limit Tripadvisor’s ability to, among other things:

●	Incur indebtedness;
●	Pay dividends on, redeem or repurchase its capital stock;

●	Effect share repurchases;
●	Enter into secured financing arrangements;
●	Enter into sale and leaseback transactions; and
●	Enter into unrelated businesses.

These covenants may limit Tripadvisor’s ability to optimally operate its business. Any failure to comply with the restrictions of the 2015 Credit Facility or the Senior Notes may result in an event of default under the agreements governing such debt instruments and such default may allow the creditors to accelerate the debt incurred thereunder. In addition, lenders under the 2015 Credit Facility may be able to terminate any commitments they had made to supply Tripadvisor with further funds.

Tripadvisor may have future capital needs and may not be able to obtain additional financing on acceptable terms. Pursuant to the 2015 Credit Facility, Tripadvisor agreed to pledge substantially all of its assets, including the equity interests of its subsidiaries. This agreement also includes restrictive covenants that may limit its ability to secure additional financing in the future on favorable terms, if at all. Tripadvisor’s ability to secure additional financing will also depend upon its future operating performance, which is subject to then prevailing general economic and credit market conditions, and financial, business and other factors, many of which are beyond its control.

Tripadvisor’s financial results are difficult to forecast; they have fluctuated in the past and will likely fluctuate in the future. Tripadvisor’s financial results in any given quarter can be influenced by numerous factors, many of which it is unable to predict or are outside of its control, including:

●	Its ability to maintain and grow its consumer base and to increase user engagement;
●	Increases in marketing, sales and other expenses that it will incur to grow and expand its operations and to remain competitive;
●	Fluctuations in the marketing spend of its travel partners due to seasonality, global or regional events or other factors;
●	User behavior or product changes that may reduce traffic to features or products that we successfully monetize;
●	System failure or outages, which would prevent it from serving ads for any period of time;
●	Breaches of security or privacy and the costs associated with any such breaches and remediation;
●	Fees paid to third parties for content or promotion of its products and services;
●	Adverse litigation judgments, settlement or other litigation related costs;
●	Changes in the legislative or regulatory environment or engagement by regulators;
●	Changes in tax laws, which may significantly affect its tax rates and taxes;
●	Tax obligations that may arise from resolutions of tax examinations that may materially differ from the amounts it has anticipated;
●	Fluctuations in currency exchange rates and changes in the proportion of its revenue and expenses denominated in foreign currencies;
●	Changes in U.S. GAAP; and
●	Changes in global business and macroeconomic conditions.

As a result, you should not rely upon Tripadvisor’s quarterly financial results as indicators of future performance.

Risks Related to Tax Matters

Tripadvisor’s effective income tax rate is impacted by a number of factors that could have a material impact on its financial results and could increase the volatility of those results. Due to the global nature of Tripadvisor’s business, it is subject to income taxes in the U.S. and other foreign jurisdictions. In the event Tripadvisor incurs taxable income in certain jurisdictions but incurs losses in other jurisdictions, it generally cannot offset the income from one jurisdiction with the loss from another. This lack of flexibility could affect its effective income tax rate. Furthermore, significant judgment is required to calculate its worldwide provision for income taxes and depends on its ability to operate its business in a manner consistent with its corporate structure and intercompany arrangements. In the ordinary course of Tripadvisor’s business, there are many transactions and calculations where the ultimate tax determination is uncertain.

Tripadvisor’s future income tax rates could be affected by a number of matters outside of its control, including but not limited to changes in the mix of earnings in countries with differing statutory tax rates, changes in the valuation of deferred tax assets or accounting for share-based compensation.  If Tripadvisor’s effective income tax rates were to increase, its financial results and cash flows would be adversely affected.

Application of U.S. state and local or international tax laws, changes in tax laws or tax rulings, or the examination of Tripadvisor’s tax positions, could materially affect its financial position and results of operations. As an international business, Tripadvisor is subject to income taxes and non-income-based taxes in the U.S. and various other international jurisdictions. Tax laws are subject to change as new laws are passed and new interpretations of the laws are issued or applied. Due to economic and political conditions, tax rates and tax regimes may be subject to significant change and the tax benefits that Tripadvisor intends to eventually derive could be undermined due to changing tax laws. Governments are increasingly focused on ways to increase tax revenue, which has contributed to more aggressive positions taken by tax authorities and an increase in tax legislation. Any such additional taxes or other assessments may be in excess of Tripadvisor’s current tax provisions or may require it to modify its business practices in order to reduce its exposure to additional taxes going forward, any of which could have a material adverse effect on its business, results of operations and financial condition. Any changes to international tax laws or any additional reporting requirements may increase the complexity and costs associated with tax compliance and adversely affect its cash flows and results of operations.

The Organization for Economic Cooperation and Development (“OECD”) has been working on a Base Erosion and Profit Shifting Project and has issued various reports, guidelines, policy notes, and proposals that if adopted could result in an overhaul of the international taxation system under which Tripadvisor’s current tax obligations are determined. In response, several countries have introduced unilateral digital service tax initiatives which impose new types of non-income taxes, including taxes based on a percentage of revenue. During the year ended December 31, 2020 and 2019, Tripadvisor recorded $2 million and $3 million, respectively, of digital service tax to general and administrative expense on the consolidated statement of operations; however, it continues to assess the financial impact of new laws relating to digital services and taxation.

Tripadvisor is routinely under audit by federal, state and foreign taxing authorities. The ultimate outcome of these examinations (including the IRS audit described below) cannot be predicted with certainty but could be materially different from its income tax provisions and accruals and could have a material effect on its results of operations or cash flows in the period or periods for which that determination is made. Should the IRS or other taxing authorities assess additional taxes as a result of examinations, Tripadvisor may be required to record charges to its results of operations, which could harm its operating results and financial condition.

Changes in the tax treatment of companies engaged in e-commerce may adversely affect the commercial use of Tripadvisor’s sites and its financial results. Tax authorities at the international, federal, state and local levels are currently reviewing the appropriate treatment of companies engaged in e-commerce and it is possible that various jurisdictions may attempt to levy additional or new sales, income or other taxes relating to its activities. For example, Congress is considering various approaches to legislation that would require companies engaged in e-commerce to collect sales tax on internet revenue and a growing number of U.S. states and certain foreign jurisdictions have adopted or are considering proposals to impose obligations on remote sellers and online marketplaces to collect taxes on their behalf. Additionally, the U.S. Supreme Court’s ruling in South Dakota v. Wayfair Inc., in which a Court reversed longstanding precedent that remote sellers are not required to collect state and local sales taxes, may have an adverse impact on Tripadvisor’s business. Also, as described in more detail above, certain U.S. states and countries in which Tripadvisor does business have enacted or proposed digital services tax initiatives. New or revised international, federal, state or local tax regulations or court decisions may subject Tripadvisor or its customers to additional sales, occupancy, income and other taxes. Tripadvisor cannot predict the effect of these and other attempts to impose sales, income or other taxes on e-commerce; however, new or revised taxes and, in particular, sales taxes, occupancy taxes, value added taxes (“VAT”), and similar taxes would likely increase the cost of doing business online and decrease the attractiveness of selling products and services over the Internet. New taxes could also create significant increases in internal costs necessary to capture data and collect and remit taxes. Any of these events could have a material adverse effect on Tripadvisor’s business, financial results and financial condition.

Taxing authorities may successfully assert that Tripadvisor should have collected or in the future should collect sales and use, occupancy, VAT or similar taxes, and Tripadvisor could be subject to liability with respect to past or future sales, which could adversely affect its operating results. Tripadvisor does not collect and remit sales and use, occupancy, VAT or similar taxes in all jurisdictions in which it has sales, based on its belief that such taxes are not applicable or legally required. Several states and other taxing jurisdictions have presented or threatened Tripadvisor with assessments, alleging that it is required to collect and remit certain taxes there. While Tripadvisor does not believe that it is subject to such taxes and intends to vigorously defend its position in these cases, it cannot be sure of the outcome of its discussions and/or appeals with these states. In the event of an adverse outcome, Tripadvisor could face assessments, plus any additional interest and penalties. Tripadvisor also expect additional jurisdictions may make similar assessments or pass similar new laws in the future, and any of the jurisdictions where Tripadvisor has sales may apply more rigorous enforcement efforts or take more aggressive positions in the future that could result in greater tax liability allegations. Such tax assessments, penalties and interest or future requirements may materially adversely affect Tripadvisor’s business, financial condition and operating results.

Tripadvisor continues to be subject to significant potential tax liabilities in connection with its spin-off from Expedia (the “Spin-Off”). Under the tax sharing agreement between Tripadvisor and Expedia entered into in connection with the Spin-Off, Tripadvisor is generally required to indemnify Expedia for any taxes resulting from the Spin-Off (and any related interest, penalties, legal and professional fees, and all costs and damages associated with related stockholder litigation or controversies). Tripadvisor continues to be responsible for potential tax liabilities in connection with consolidated income tax returns filed with Expedia prior to or in connection with the Spin-Off. By virtue of previously filed consolidated tax returns with Expedia, Tripadvisor is currently under IRS audit for the 2009, 2010, and short-period 2011 tax years and, in connection with that audit, has received Notices of Proposed Adjustment from the IRS which would result in an increase in its worldwide income tax expense. Tripadvisor has requested competent authority assistance under the Mutual Agreement Procedure for tax years 2009 through 2011. It expects the competent authorities to present a resolution for the 2009 through 2011 tax years in the near future. Upon receipt, Tripadvisor will assess the resolution provided by the competent authorities as well as its impact on its existing income tax reserves for all open subsequent years. The outcome of these matters or any other audits could subject Tripadvisor to significant tax liabilities. See note 9 to the accompanying consolidated financial statements for more information.

Tripadvisor is subject to fluctuation in foreign currency exchange rates. Tripadvisor conducts a significant portion of its business outside the U.S. but reports its results in U.S. dollars. As a result, Tripadvisor faces exposure to movements in foreign currency exchange rates including, but not limited to, re-measurement of gains and losses from changes in the value of foreign denominated assets and liabilities; translation gains and losses on foreign subsidiary financial results that are translated into U.S. dollars upon consolidation; and planning risk related to changes in exchange rates between the time it prepares its annual and quarterly forecasts and when actual results occur. For example, in the event that one or more European countries were to replace the Euro with another currency, Tripadvisor’s sales into such countries, or into Europe generally, would likely be adversely affected until stable exchange rates are established. Accordingly, fluctuations in foreign currency exchange rates, such as the strengthening of the U.S. dollar against the Euro or the British pound, could adversely affect Tripadvisor’s net revenue growth in future periods. In the event of severe volatility in exchange rates, the impact of these exposures can increase and the impact on results of operations can be more pronounced. In addition, the current environment and the increasingly global nature of Tripadvisor’s business have made hedging these exposures more complex. Tripadvisor hedges certain short-term foreign currency exposures with the purchase of forward exchange contracts. These forward exchange contracts only help mitigate the impact of changes in foreign currency rates that occur during the term of the related contract period and carry risks of counter-party failure. There can be no assurance that Tripadvisor’s forward exchange contracts will have their intended effects.

Risk Factors Relating to our Common Stock and the Securities Market

Our stock price may be disproportionately affected by the results of operations of Tripadvisor and developments in its business. The fair value of our investment in Tripadvisor, on an as-converted basis, was approximately $900 million as of December 31, 2020, which represents a significant portion of our total market value. Since our common stock began trading in 2014, our share price has had a tendency to move in tandem with the share price of Tripadvisor's common stock. As a result, our stock price may be disproportionately affected by the results of operations of Tripadvisor and developments in its business.

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

Additionally, certain provisions of the Investment Agreement may discourage, delay or prevent a change in control of our company that a stockholder may consider favorable.  In particular, if our board of directors approves the initiation of a sale process to effect a change in control of our company or the entry into negotiations with a third party for a change in control, and, at such time, Certares beneficially owns a number of shares of Preferred Stock with an aggregate liquidation value equal to at least the Threshold Amount, the Investment Agreement requires us to provide notice of such intent to Certares, designate a nationally recognized investment bank to act as financial advisor, and provide Certares the opportunity to participate as a potential buyer. In addition, if Certares owns a number of shares of Preferred Stock with an aggregate liquidation value equal to at least the Threshold Amount, subject to certain exceptions, Certares is entitled to certain rights to match offers consisting of at least 90% of cash consideration to acquire us or our Series B common stock owned by Gregory B. Maffei, our Chairman of the Board, President and Chief Executive Officer, as the case may be.

Further, Mr. Maffei beneficially owns shares representing the power to direct approximately 42% of the aggregate voting power in our company, due to his beneficial ownership of approximately 97% of the outstanding shares of our Series B common stock as of January 31, 2021.

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

As of December 31, 2020, Tripadvisor does not own any real estate. Tripadvisor leases approximately 280,000 square feet of office space for its corporate headquarters in Needham, Massachusetts. Tripadvisor’s headquarters lease has an expiration date of December 2030, with an option to extend the lease term for two consecutive terms of five years each. Tripadvisor also leases an aggregate of approximately 485,000 square feet of office space in approximately 35 other locations across North America, Europe, Asia Pacific and South America, primarily for its sales offices, subsidiary headquarters and international management teams, pursuant to lease agreements. Tripadvisor believes that its current facilities are adequate for its current operations and that additional leased space can be obtained on reasonable terms if needed.

Item 3. Legal Proceedings

Refer to note 14 in the accompanying notes to the consolidated financial statements for information on our legal proceedings.

Item 4. Mine Safety Disclosures

Not applicable.

PART II

Item 5. Market for Registrant's Common Equity and Related Stockholder Matters of Equity Securities.

Market Information

Our Series A and Series B common stock trade on the Nasdaq Global Select Market under the symbols “LTRPA” and “LTRPB,” respectively. Stock price information for securities traded on the Nasdaq Global Select Market can be found on the Nasdaq’s website at www.nasdaq.com. The following table sets forth the range of high and low sales prices of shares of our Series B common stock for the years ended December 31, 2020 and 2019. Although our Series B common stock is traded on the Nasdaq Global Select Market, an established published trading market does not exist for the stock, as it is not actively traded.

	Liberty TripAdvisor Holdings, Inc.
	Series B
	High	Low
2019
First quarter	$18.29	14.35
Second quarter	$14.71	12.44
Third quarter	$12.92	9.17
Fourth quarter	$9.71	6.72
2020
First quarter	$9.28	2.10
Second quarter	$134.00	3.67
Third quarter	$74.47	33.00
Fourth quarter	$37.92	28.31

Holders

As of January 31, 2021, there were approximately 783 and 42 record holders of our Series A and Series B common stock, respectively.  The foregoing numbers of record holders do not include the number of stockholders whose shares are held nominally by banks, brokerage houses or other institutions, but include each such institution as one shareholder.

Dividends

We have not paid any cash dividends on our common stock, and we have no present intention of so doing.  Payment of cash dividends, if any, in the future will be determined by our board of directors in light of our earnings, financial condition and other relevant considerations.

Securities Authorized for Issuance Under Equity Compensation Plans

Information required by this item is incorporated by reference to our definitive proxy statement for our 2021 Annual Meeting of stockholders.

Purchases of Equity Securities by the Issuer

There were no repurchases of our common stock during the three months ended December 31, 2020. Our officers and employees surrendered 259 shares of our Series A common stock to pay withholding taxes and other deductions in connection with the vesting of their restricted stock during the three months ended December 31, 2020.

Item 6. Selected Financial Data.

Not applicable.

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

Overview

Liberty TripAdvisor Holdings, Inc. (“TripCo” or the “Company”) holds its subsidiary Tripadvisor, Inc. (“Tripadvisor”). As of December 31, 2020, TripCo held an approximate 23% economic interest and 58% voting interest in Tripadvisor.

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

Our “Corporate and Other” category includes corporate expenses.

Strategies and Challenges

Executive Summary

Results for TripCo are largely dependent upon the operating performance of Tripadvisor. Therefore, the executive summary below contains the strategies and challenges of Tripadvisor for an understanding of the business objectives of Tripadvisor.

Tripadvisor’s Long-term Growth Strategy

Tripadvisor’s long-term growth strategy aims to increase customer engagement on its platform and drive profitable growth through:

●	building products that delight travelers by reducing friction throughout the travel planning and trip-taking journey;
●	driving consumer loyalty to Tripadvisor’s platform by offering products and services that increase engagement with Tripadvisor’s platform and result in membership growth, mobile app engagement and repeat usage;
●	investing in technology (e.g. machine learning) to further improve the experiences Tripadvisor can deliver to consumers and travel partners on its platform;
●	deepening travel partner engagement on Tripadvisor’s platform by expanding the number of products and services offered;
●	leveraging its platform’s unique attributes to expand and grow its offerings, such as hotel business to business (“B2B”) services, direct-to-consumer products and services where consumers pay Tripadvisor on a per trip planned or annual subscription basis, both click-based and display-based media advertising, and experiences and restaurants;
●	driving operational efficiencies; and
●	opportunistically pursuing strategic acquisitions.

As part of Tripadvisor’s long-term growth strategy, it favors continuous product innovation in order to deliver customers more value. In this regard, Tripadvisor beta-launched a direct-to-consumer annual subscription-based offering in December 2020.

Current Trends Affecting Tripadvisor’s Business

The online travel industry is large and highly dynamic and competitive.  Tripadvisor’s overall strategy is to deliver more value to consumers and travel partners in order to generate more monetization on its platform. While Tripadvisor operates with a long-term growth focus, its specific growth objectives and resource allocation strategies can differ in both duration and magnitude within its segments. Descriptions of these dynamics, as well as the current trends affecting its overall business and reportable segments, key drivers of financial results, and uncertainties that may impact Tripadvisor’s ability to execute on its objectives and strategies, are below.

The COVID-19 pandemic has caused a significant negative impact on the travel, hospitality, restaurant, and leisure industry and consequently adversely and materially affected Tripadvisor’s business, results of operations, liquidity and financial condition during the year ended December 31, 2020. Among other impacts, COVID-19 has negatively impacted global consumer demand and consumers’ ability to travel, thereby resulting in many of Tripadvisor’s travel partners operating at significantly reduced service levels.

Commencing in late February 2020 and progressively worsening through March 2020, Tripadvisor experienced a significant decline in user demand for its products and services, concurrent with intensifying concerns about COVID-19 on a global basis, in conjunction with widespread travel restrictions imposed by governments and businesses. The adverse impact to Tripadvisor’s business from COVID-19 intensified in the second half of March, driven by the pandemic’s proliferation and increased governmental restrictions and mandates globally that additionally impacted the travel, hospitality, restaurant and leisure industry and further dampened consumer demand for Tripadvisor’s products and services. In the second half of March and throughout April, significant year-over-year revenue declines generally stabilized across Tripadvisor’s segments and products which generally continued throughout the second quarter of 2020, and modestly improved during the third quarter of 2020. Tripadvisor’s consolidated revenue for the year ended December 31, 2020 was approximately 40% of the prior year’s comparable period. In the second half of 2020, Tripadvisor’s revenue averaged approximately 35% of the prior year’s comparable period, while revenue performance in the months of November and December was approximately 33% of the prior year’s comparable periods. This trend compares favorably to the trends observed in months of April 2020 and May 2020, where Tripadvisor’s revenue for those months was approximately 10% of the prior year’s comparable periods. In addition, traffic trends on Tripadvisor’s websites have improved since the significant declines seen in the second half of March and throughout April 2020. In the second half of 2020, monthly unique users on Tripadvisor websites averaged approximately 67% of the prior year’s comparable periods, while in April and May of 2020, monthly unique users on Tripadvisor websites were approximately 33% and 45%, respectively, of the prior year’s comparable periods, respectively. While Tripadvisor’s revenue and traffic trends generally improved since April and May 2020, these trends began to flatten out in September 2020.  Beginning in the fourth quarter of 2020, governments again, particularly in Europe, began to impose new restrictions to mitigate the spread of the virus, which negatively impacted these recent trends, as monthly unique users on Tripadvisor websites during the fourth quarter of 2020 declined to approximately 60% of the prior year’s comparable period, in comparison to approximately 70% of the prior year’s comparable period, during the third quarter of 2020.

Tripadvisor has also incurred significant and unanticipated cancellations by travelers related to future travel, accommodations and tour bookings, which had been reserved by travelers in the pre-COVID-19 timeframe, and included a significant number of bookings recorded as deferred revenue as of December 31, 2019. During the course of 2020,

Tripadvisor has worked with travelers and travel partners to address cancellations, re-bookings, and in certain cases it has provided its travel partners extended payment terms, discounts and other incentives.

While we have seen varying degrees of containment of the virus in certain countries and some signs of travel recovery during points in time during 2020, the degree of containment and the recovery in travel has varied region-to-region globally, as well as state-to-state in the U.S. Most notably, a resurgence of COVID-19 has occurred again, after a period of decline, during the fourth quarter of 2020 and the beginning of the first quarter of 2021, followed by the reinstatement of government restrictions and mandates in certain geographies globally and the identification of new variants of the virus. There remains uncertainty around when remaining or reinstated restrictions will be lifted, where additional restrictions may be initiated, or where restrictions that have been previously lifted may be reinstated due to resurgence of the virus, nor is it clear when the short or long-term changes to consumer usage patterns on its platform or travel behavior patterns when travel bans and other government restrictions and mandates are fully lifted, or the timing of widespread distribution and administration of the vaccine globally. Tripadvisor believes the travel industry and its business will continue to be materially and adversely affected while such travel restrictions remain in place and COVID-19 continues to proliferate. Although Tripadvisor cannot predict with certainty the full impact of the COVID-19 pandemic on its full year 2021 financial results, it currently expects that its first quarter 2021 financial results will continue to be negatively impacted by the pandemic to a material degree.

In addition, the ultimate extent of the COVID-19 pandemic’s impact on travel, regional and global markets, and overall economic activity remains difficult to predict. Therefore, the ultimate extent and duration of the impact of COVID-19 on Tripadvisor’s business, results of operations, liquidity and financial condition remains largely uncertain and is dependent on future developments that cannot be accurately predicted at this time, such as the continued resurgence and severity of the virus, continued transmission rate of COVID-19, the extent and effectiveness of containment actions taken, the timing or extent of widespread distribution and administration of the vaccine, mobility and travel restrictions, and the impact of these and other factors on consumer travel behavior.

In response to the impact of COVID-19, Tripadvisor has taken several steps to further strengthen its financial position and balance sheet, and maintain financial liquidity and flexibility during 2020, including, but not limited to, restructuring activities, reducing its ongoing operating expenses and headcount, additional borrowings of debt, and amendments to Tripadvisor’s 2015 Credit Facility, all of which are described in more detail below.

During the first quarter of 2020, Tripadvisor borrowed $700 million under the 2015 Credit Facility (as defined below) as a precautionary measure to reinforce its liquidity position and preserve financial flexibility in light of uncertainty in the global markets resulting from the COVID-19 pandemic. Tripadvisor repaid these borrowings during the third quarter of 2020.  In May 2020, Tripadvisor amended its 2015 Credit Facility to, among other things, suspend the leverage ratio covenant on this facility beginning in the second quarter of 2020 and ending prior to September 30, 2021 or such earlier date as elected by Tripadvisor (such period, the “Leverage Covenant Holiday”), add a minimum liquidity covenant to be applicable during the Leverage Covenant Holiday, secure the obligations under the agreement, as well as downsize the capacity of the facility to $1.0 billion from $1.2 billion.  In December 2020, Tripadvisor again amended the 2015 Credit Facility, to among other things, continue the suspension of the requirement for quarterly testing of compliance under the leverage ratio covenant until the earlier of (a) the first day after June 30, 2021 through maturity on which borrowings and other revolving credit utilizations under the revolving commitments exceed $200 million, and (b) the election of Tripadvisor (the “Covenant Changeover Date”), at which time the leverage ratio covenant will be reinstated. At this time, Tripadvisor also downsized the capacity to $500 million from $1.0 billion and extended the maturity date from May 12, 2022 to May 12, 2024. Tripadvisor believes this additional flexibility will be important given its continued limited ability to predict its future financial performance due to the uncertainty associated with COVID-19, as well as consumer behavior, and restrictive measures put in place in response to COVID-19.

In addition, in July 2020, Tripadvisor completed the sale of $500 million aggregate principal amount of Senior Notes in a private offering. The Indenture pursuant to which the Senior Notes were issued provides, among other things, that interest will be payable on the Senior Notes at 7.000% per annum, on January 15 and July 15 of each year, beginning on January 15, 2021, until their maturity date of July 15, 2025. Tripadvisor used the net proceeds received of $490 million, net of deferred financing costs, to repay a portion of its 2015 Credit Facility borrowings.

During the first quarter of 2020, Tripadvisor instituted a cost reduction initiative to preserve cash flows, including targeted workforce reduction measures largely in the Experiences & Dining segment and optimizing and reducing brand advertising as Tripadvisor pivots to leverage newer mediums it believes will be more effective than its historically television-focused campaign.

During the latter part of the first quarter of 2020, and in response to the COVID-19 pandemic, Tripadvisor instituted additional cost reduction measures, including the elimination of the majority of discretionary spending, business travel, non-critical vendor relationships, brand advertising, cessation of nearly all new hiring and contingent staff, reduction of targeted employee benefits, and the furloughing of over 100 employees. On April 28, 2020, management approved and Tripadvisor announced an additional cost reduction initiative in response to the continued economic and financial impacts to Tripadvisor as a result of the COVID-19 pandemic, which included the following:

●	Enacting a workforce reduction eliminating more than 900 employees;
●	Furloughing additional employees bringing the total furloughed employees during March and April 2020 to approximately 850 employees, primarily in Tripadvisor’s European operations at TheFork; and
●	Making targeted reductions of Tripadvisor’s office lease portfolio, primarily either through subleasing or allowing property leases to expire.

By the end of the third quarter of 2020, a majority of Tripadvisor’s previously furloughed employees had returned to their jobs. However, during the fourth quarter of 2020, Tripadvisor again furloughed approximately 400 employees, primarily in its European operations of TheFork. This action taken by Tripadvisor was a direct result of the reinstatement of government restrictions related to restaurants in various countries within Europe, in response to the resurgence of COVID-19 in those markets.

During the year ended December 31, 2020, Tripadvisor incurred total pre-tax restructuring and other related reorganization costs of approximately $41 million as a result of these measures, all of which were paid by Tripadvisor as of December 31, 2020.

In March 2020, the U.S. government enacted the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”). The CARES Act is an emergency economic stimulus package in response to the COVID-19 pandemic, which includes numerous income tax provisions, some of which are effective retroactively. Tripadvisor anticipates that it will benefit from certain of these provisions and has accordingly recorded income tax benefits of $23 million during the year ended December 31, 2020.

In addition, certain other governments have passed legislation to help businesses during the COVID-19 pandemic through loans, wage subsidies, tax relief or other financial aid. Some of these governments have extended or are considering extending these programs. Tripadvisor has participated in several of these programs, including the CARES Act in the U.S., the United Kingdom's job retention scheme, as well as other certain jurisdictions' programs. During the year ended December 31, 2020, Tripadvisor recognized government grants and other assistance benefits of $12 million as a reduction of personnel and overhead costs in the consolidated statements of operations.

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

Tripadvisor’s stock price declined in March 2020, which triggered the mandatory prepayment of TripCo’s Margin Loan (as defined in note 7 in the accompanying notes to the consolidated financial statements). In order to repay the Margin Loan, TripCo entered into an agreement with Certares LTRIP LLC (“Certares”), with respect to 325,000 shares of TripCo’s newly-created 8% Series A Cumulative Redeemable Preferred Stock, par value $0.01 per share (the “Series A Preferred Stock”) (see note 10 in the accompanying notes to the consolidated financial statements).

Hotels, Media & Platform Segment

In Tripadvisor’s Hotels, Media & Platform segment its strategic objective is to preserve profit and drive increased customer engagement and monetization on the Tripadvisor platform. Tripadvisor seeks to achieve this by delivering consumers compelling products and holistic user experience as well as by offering travel partners a diverse set of advertising opportunities.

For consumers, Tripadvisor tests and implements product enhancements that deliver a more engaging and comprehensive hotel shopping experience. This includes providing rich, immersive content – reviews, photos, videos and ratings, among other contributions – as well as increasing the number of travel partners and properties as well as the available hotel supply on its platform. Tripadvisor believes providing consumers tools to discover, research, price shop and book a comprehensive selection of accommodations, helps increase brand awareness and brand loyalty and, over time, can result in deeper consumer engagement, more qualified leads delivered to travel partners and greater monetization on its platform.

Tripadvisor seeks to monetize its influence through hotel-related product improvements, supply and marketing efforts and customer advertising opportunities. Historically, Tripadvisor has generated a significant amount of hotel shoppers from search engines, such as Google. A hotel shopper is a visitor to Tripadvisor’s sites that views either a listing of hotels in a city or a specific hotel page. Tripadvisor’s key ongoing objective related to traffic acquisition is to attract or acquire hotel shoppers at or above its desired marketing return on investment targets. Over the long-term, Tripadvisor is focused on driving a greater percentage of its traffic from direct traffic sources, which comes with little to no traffic acquisition costs.

Tripadvisor’s business, including the Hotels, Media & Platform segment, has been adversely and materially impacted by the COVID-19 pandemic, which was the primary and material driver of this segment’s unfavorable results during the year ended December 31, 2020 as noted in the COVID-19 discussion above. During the third quarter of 2020, Tripadvisor’s Hotels, Media & Platform segment demonstrated modest month-over-month performance improvements; however, beginning in the fourth quarter of 2020, governments again, particularly in Europe, began to impose restrictions to mitigate the spread of the virus, which negatively impacted this recent trend, particularly in its European business.  In addition, most notably in the pre-COVID time period, Tripadvisor experienced revenue headwinds in its SEO marketing channel, which it believes has been impacted by search engines (primarily Google) increasing the prominence of their own hotel products in search results. Tripadvisor expects this trend may continue.

In Tripadvisor-branded display and platform revenue, Tripadvisor enables travel partners to amplify their brand, generate brand impressions, and potentially drive qualified leads and bookings for their businesses. Historically, Tripadvisor has limited both the type and number of display-based advertising opportunities it makes available to travel partners, particularly on mobile phone, which, in turn, has limited display-based advertising revenue growth. However, Tripadvisor is continuing to work on initiatives to better leverage its audience, content, data, travel influence and platform breadth to open up new media advertising opportunities through a more modern, high-powered advertising suite spanning native, video and programmatic solutions. Tripadvisor intends to broaden its solution to a larger set of advertising travel endemic and non-travel endemic advertising partners, including industries such as airlines and finance.

In addition, Tripadvisor has historically and will continue to focus on initiatives to increase its traffic quality and deepen customer engagement on its platform, including driving membership growth, increasing personalization, and innovating its mobile app experience. Tripadvisor believes improving the user experience on its platform will lead to higher monetization over time. Further, Tripadvisor believes there remains an opportunity to continue to grow its member base, as well as to deepen member engagement by making membership more valued, building communities and leveraging its content to further personalize trip-planning features.  As an example, during December 2020, Tripadvisor introduced direct-to-consumer initiatives, which included a beta-launch of an annual subscription-based membership that offers discounts to consumers for hotels and experiences, and also a travel concierge service that connects travelers with a curated community of expert trip designers in local travel destinations.

Experiences & Dining Segment

Tripadvisor’s Experiences & Dining offerings contribute to the comprehensive user experience it delivers, which Tripadvisor believes helps to increase awareness of, loyalty to, and engagement with its products, drive more bookings to Experiences & Dining partners and generate greater revenue and increased profitability on its platform. Given the significant market opportunities in these large categories, Tripadvisor expects to continue to invest in building these offerings to drive consumer engagement, bookings and revenue growth for the long-term.

During the year ended December 31, 2020, Tripadvisor’s Experiences & Dining segment’s financial results were adversely and materially impacted by the COVID-19 pandemic. Restaurants across European markets saw restrictions ease during the second quarter of 2020, which was met with an increase in consumer demand. As a result, in the month of September 2020, TheFork business unit, primarily based in Europe, had largely regained the revenue level of the prior year’s comparable period; however, beginning in the fourth quarter of 2020, governments again, particularly in Europe, imposed new restrictions to try to mitigate the resurgence of the virus, which negatively and materially impacted this recent trend. Throughout the pandemic, Tripadvisor has explored new initiatives to delight and engage consumers. For example, Tripadvisor began offering virtual tours to its consumers and beta-launched an annual subscription-based membership, as discussed above, which offers consumers discounts on experience bookings.

In December 2019, TripAdvisor acquired U.K.-based Bookatable, which offers an online restaurant reservation and booking platform. This further strengthened Tripadvisor’s position in certain of its existing European markets as well as expands Tripadvisor into new countries for its Dining offering, such as the U.K., Germany, Austria, Finland and Norway. TheFork’s online restaurant booking platform, including Bookatable, had approximately 76,000 total bookable restaurants as of December 31, 2020.

Corporate and other

Corporate and other is a combination of the Rentals, Flights & Car, and Cruise businesses.  Profits and revenue have declined during the year ended December 31, 2020, primarily due to the COVID-19 pandemic, similar to Tripadvisor’s other business units, and to a lesser extent, due to the sale of its SmarterTravel business in the second quarter of 2020. Tripadvisor operates these businesses opportunistically as they complement its overall strategic objectives to deliver more value to consumers and travel partners.

Results of Operations—Consolidated

General.  We provide in the tables below information regarding our historical Consolidated Operating Results and Other Income and Expense, as well as information regarding the contribution to those items from our reportable segments.

	Years ended December 31,
	2020	2019	2018

	amounts in millions
Revenue
Hotels, Media & Platform	$361	939	1,001
Experiences & Dining	186	456	372
Corporate and other	57	165	242
Total revenue	604	1,560	1,615
Operating expense, excluding stock-based compensation	230	331	309
SG&A, excluding stock-based compensation	435	799	895
Stock-based compensation	112	131	123
Depreciation and amortization	168	169	160
Restructuring and other related reorganization costs	41	1	—
Impairment of intangible assets	550	288	—
Operating income	(932)	(159)	128
Other income (expense):
Interest expense	(41)	(22)	(26)
Realized and unrealized gains (losses) on financial instruments, net	(19)	36	(59)
Other, net	(22)	13	5
	(82)	27	(80)
Earnings (loss) before income taxes	(1,014)	(132)	48
Income tax (expense) benefit	152	16	(57)
Net earnings (loss)	$(862)	(116)	(9)

Adjusted OIBDA	$(61)	430	416

Revenue. Tripadvisor’s Hotels, Media & Platform revenue decreased by $578 million and $62 million for the years ended December 31, 2020 and 2019, respectively, as compared to the corresponding prior year periods.  Tripadvisor’s Hotels, Media & Platform segment has two revenue sources, as described below: (1) Tripadvisor-branded hotels, which includes Hotel auction and B2B revenue; and (2) Tripadvisor-branded display and platform. The decreases in Hotels, Media & Platform revenue are detailed as follows:

	Years ended December 31,
	2020	2019	2018

Tripadvisor-branded hotels	$292	779	848
Tripadvisor-branded display and platform	69	160	153
Total Hotels, Media & Platform	$361	939	1,001

Tripadvisor-branded hotels revenue primarily includes hotel auction revenue, and to a lesser extent, hotel B2B revenue, which includes click-based revenue generated from hotel sponsored placement advertising that enable hotels to enhance their visibility on Tripadvisor hotel pages, and subscription-based advertising services that Tripadvisor offers to travel partners.  For the years ended December 31, 2020, 2019 and 2018, 81%, 83% and 85%, respectively, of Tripadvisor’s total Hotels, Media & Platform segment revenue was derived from Tripadvisor-branded hotels revenue. Tripadvisor-branded hotels revenue decreased $487 million or 63% during the year ended December 31, 2020 when compared to the same period in 2019.  This decrease was primarily driven by reduced consumer demand as a result of COVID-19, concurrent with widespread travel restrictions and service limitations on our travel partners imposed by local and federal governments at various stages during the course of the year in response to the pandemic.

Tripadvisor-branded hotels revenue decreased $69 million or 8% during the year ended December 31, 2019 when compared to the same period in 2018.  This decrease was due to factors impacting Tripadvisor’s hotel metasearch auction revenue, primarily reduced revenue generated through its SEO marketing channel, which Tripadvisor believes is impacted by search engines (primarily Google) increasing the prominence of their own hotel products in search results.  Tripadvisor-branded hotels revenue was also impacted by its progressive optimizations in search engine marketing, or SEM, and other online paid traffic acquisition spend, and to a lesser extent, the general trend of an increasing percentage of hotel shoppers visiting via mobile phones which monetize at a significantly lower rate than hotel shoppers visiting via desktop or tablet. Declines in Tripadvisor-branded hotels was partially offset, to a lesser extent, by growth in hotel sponsored placements revenue.

For the years ended December 31, 2020, 2019, and 2018, 19%, 17%, and 15%, respectively, of Tripadvisor’s total Hotels, Media & Platform segment revenue was derived from Tripadvisor-branded display and platform revenue, which consists of revenue from display-based advertising across all its websites. Tripadvisor-branded display and platform revenue decreased $91 million or 57% during the year ended December 31, 2020, when compared to the same period in 2019, primarily driven by a decrease in marketing spend from Tripadvisor’s advertisers due to lack of consumer demand resulting from the impact of COVID-19. Tripadvisor-branded display and platform revenue increased $7 million or 5% during the year ended December 31, 2019, when compared to the same period in 2018, primarily due to an increase in pricing, and to a lesser extent, new initiatives launched in the later part of 2019.

For the years ended December 31, 2020, 2019 and 2018, Tripadvisor’s Experiences & Dining segment revenue accounted for 31%, 29% and 23%, respectively, of total consolidated revenue. Experiences & Dining segment revenue decreased by $270 million or 59% during the year ended December 31, 2020 when compared to the same period in 2019. Revenue growth in this segment was negatively impacted by a significant reduction in consumer demand as a result of COVID-19, concurrent with many jurisdictions globally adopting laws, rules, regulations or decrees intended to address COVID-19, including implementing various travel restrictions, “shelter in place” or “social distancing” mandates, or restricting access to city centers or popular tourist destinations, restaurants and limiting access to experience offerings in surrounding areas at various stages during the course of the year. Restaurants across many European markets saw restrictions ease during the second quarter of 2020, which was met with an increase in consumer demand. As a result, in the month of September 2020, TheFork business unit had largely regained its revenue level of the prior year’s comparable period; however, beginning in the fourth quarter of 2020, governments again, particularly in Europe, began to impose new restrictions to try to mitigate the spread of the virus, which negatively impacted this recent trend. The negative impact of COVID-19 to this segment’s revenue was partially offset by incremental revenue of approximately $31 million during the year ended December 31, 2020, related to Tripadvisor’s December 2019 acquisitions of Bookatable and SinglePlatform. Experiences & Dining segment revenue increased by $84 million or 23% during the year ended December 31, 2019 when compared to the same period in 2018, primarily driven by growth in both Experiences & Dining bookings, including increased bookings and revenue from Tripadvisor websites, partially offset by adverse changes in foreign currency, which Tripadvisor estimates negatively impacted Experiences & Dining revenue by 4%.

Corporate and other revenue, which includes Rentals revenue, in addition to primarily click-based advertising and display-based advertising revenue from Flights, Cars, and Cruises offerings on Tripadvisor websites, decreased by $108 million or 65% during the year ended December 31, 2020, when compared to the same period in 2019. The decrease was primarily due to decreased consumer demand, similar to Tripadvisor’s other businesses, as a result of COVID-19, and subsequent widespread global travel restrictions and service limitations on travel partners imposed by local and federal governments at various stages during the course of the year, and reduced travel partner spend in response to COVID-19 and, to a lesser extent, the sale of Tripadvisor’s SmarterTravel business during the second quarter of 2020.

Operating Expense. Operating expense declined $101 million and increased $22 million for the years ended December 31, 2020 and 2019, respectively, compared to the same periods in the prior year. The most significant drivers of operating expense are technology and content costs, which decreased by $62 million during the year ended December 31, 2020 when compared to the same period in 2019, primarily due personnel and overhead costs across Tripadvisor’s business as a result of a reduction in headcount driven by cost-reduction measures in response to COVID-19, as well as reductions in personnel costs related to government grants and other assistance benefits received as COVID-19 relief from various governments.  Technology and content costs increased $15 million during the year ended December 31, 2019, when compared to the same period in 2018, primarily due to additional headcount in the Experiences & Dining segment to support business growth, partially offset by a decrease of personnel and overhead costs in Corporate and other as a result of strategic personnel re-allocation across the business.

Selling, general and administrative. Selling, general and administrative expense declined $364 million and $96 million for the years ended December 31, 2020 and 2019, respectively, compared to the same periods in the prior year. The most significant driver of selling, general and administrative expense is selling and marketing expenses.  These include direct costs, including traffic generation costs from SEM and other online traffic acquisition costs, syndication costs and affiliate marketing commissions, social media costs, brand advertising (including television and other offline advertising), promotions and public relations. In addition, indirect sales and marketing expense consists of personnel and overhead expenses, including salaries, commissions, benefits, bonuses for sales, sales support, customer support and marketing employees.

Total selling and marketing costs decreased $349 million during the year ended December 31, 2020 when compared to the same period in 2019, primarily due to a decrease in SEM and other online traffic acquisition costs across all segments and businesses and, to a lesser extent, a decrease in television advertising costs in the Hotels, Media & Platform segment, driven by cost reduction measures primarily in response to the financial impact to Tripadvisor and decline in consumer demand caused by COVID-19. In addition, personnel and overhead costs decreased during the year ended December 31, 2020, when compared to the same period in 2019, as a result of a reduction in headcount related to Tripadvisor’s cost-reduction measures in response to COVID-19, as well as a reduction in personnel costs related to government grants and other assistance benefits received as COVID-19 relief from various governments.

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

Stock-based compensation. Stock based compensation decreased $19 million and increased $8 million for the years ended December 31, 2020 and 2019, respectively, when compared to the same period in the prior year. The decrease in 2020 was due to workforce reductions and the reduction of targeted employee benefits in response to the COVID-19 pandemic, partially offset by a modification that accelerated the vesting schedule of certain awards (see note 12 to the accompanying notes to the consolidated financial statements).  The increase in 2019 was due to the continued grants of stock options.

Depreciation and amortization.  Depreciation and amortization decreased $1 million during the year ended December 31, 2020 when compared to the same period in 2019, primarily due to the completion of amortization related to certain intangible assets from business acquisitions in previous years, partially offset by increased depreciation related to capitalized software and website development costs.

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

Restructuring and other related reorganization costs. Tripadvisor incurred pre-tax restructuring and other related reorganization costs of $41 million during the year ended December 31, 2020. These costs consist of employee severance and related benefits. In response to COVID-19, and during the second quarter of 2020, Tripadvisor committed to restructuring actions intended to reinforce its financial position, reduce its cost structure, and improve operational efficiencies, resulting in headcount reductions, for which it recognized $32 million in restructuring and other related reorganization costs. In addition, Tripadvisor engaged in a smaller scale restructuring action in the first quarter of 2020 to reduce its cost structure and improve its operational efficiencies, which resulted in headcount reductions for which Tripadvisor recognized $9 million in restructuring and other related reorganization costs.

Impairment of intangible assets.  Due to the current and expected impact of COVID-19 on Tripadvisor’s operating results, and a sustained decline in Tripadvisor’s stock price, impairments of $250 million for trademarks and $297 million for goodwill were recorded during the year ended December 31, 2020.  In addition, during the year ended December 31, 2020, Tripadvisor recorded a $3 million impairment of goodwill related to its China business unit. Due to deteriorations in revenue, impairment losses of $288 million were recorded during the year ended December 31, 2019, related to trademarks.  The trademarks were related to the Hotels, Media & Platform reporting unit.

Operating Income (Loss). Our consolidated operating income (loss) declined $773 million and $287 million for the years ended December 31, 2020 and 2019, respectively, as compared to the corresponding prior year periods. Operating income was impacted by the above explanations.

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

	Years ended December 31,
	2020	2019	2018

	amounts in millions
Operating income (loss)	$(932)	(159)	128
Depreciation and amortization	168	169	160
Stock-based compensation	112	131	123
Impairment of intangible assets	550	288	—
Restructuring and other related reorganization costs	41	1	—
Legal settlement	—	—	5
Adjusted OIBDA	$(61)	430	416

Adjusted OIBDA is summarized as follows:

	Years ended December 31,
	2020	2019	2018

	amounts in millions
Adjusted OIBDA
Hotels, Media & Platform	$13	378	329
Experiences & Dining	(79)	5	48
Corporate and other	5	47	39
Consolidated TripCo	$(61)	430	416

Consolidated Adjusted OIBDA decreased $491 million and increased $14 million for the years ended December 31, 2020 and 2019, respectively, as compared to the corresponding prior year periods. Hotels, Media & Platform Adjusted OIBDA decreased $365 million for the year ended December 31, 2020 when compared to the same period in 2019, primarily due to a decrease in revenue, partially offset by reductions in television advertising costs, direct selling and marketing expenses related to SEM, and other online paid traffic acquisition costs in response to a decline in consumer demand related to COVID-19 and, to a lesser extent, a reduction in personnel costs as a result of workforce reductions.  Hotels, Media & Platform Adjusted OIBDA increased $49 million for the year ended December 31, 2019 when compared to the same period in 2018, primarily due to reduced direct selling and marketing expenses related to SEM and other online paid traffic acquisition channels, and television advertising, which more than offset the decrease in revenue.

Experiences & Dining Adjusted OIBDA decreased $84 million during the year ended December 31, 2020 when compared to the same period in 2019, primarily due to the decrease in revenue noted above, partially offset by reduced selling and marketing expenses related to SEM and other online paid traffic acquisition costs in response to reduced consumer demand and lack of, or reduced, availability of dine-in restaurants, experiences and tours, at various stages during the course of the year as a result of COVID-19 and, to a lesser extent, decreased direct costs related to credit card payments and other transaction costs directly related to reduced revenue, and a reduction in personnel costs as a result of workforce reductions.  Experiences & Dining Adjusted OIBDA decreased $43 million during the year ended December 31, 2019 when compared to the same period in 2018, primarily due to increased people costs to drive product and supply investments, as well as increased marketing investments to fund long-term growth initiatives, partially offset by an increase in revenue, as noted above.

Corporate and other Adjusted OIBDA decreased $42 million and increased $8 million during the years ended December 31, 2020 and 2019, when compared to the same periods in 2019 and 2018, respectively. The decrease in 2020 was primarily due to the decrease in revenue, partially offset by a reduction in selling and marketing expenses related to SEM and other online paid traffic acquisition costs in response to a decline in consumer demand related to COVID-19, a reduction in personnel costs as a result of workforce reductions and, to a lesser extent, the sale of Tripadvisor’s SmarterTravel business during the second quarter of 2020.  The increase in 2019 was primarily due to reduced costs related to marketing and operational re-alignments, primarily offset by a decrease in revenue, as described above. Corporate and other Adjusted OIBDA also includes $9 million, $8 million and $5 million of TripCo level selling, general and administrative expenses for the years ended December 31, 2020, 2019 and 2018, respectively.

Other Income and Expense

Components of Other Income (Expense) are presented in the table below.

	Years ended December 31,
	2020	2019	2018

	amounts in millions
Interest expense
Tripadvisor	$(35)	(7)	(12)
Corporate and other	(6)	(15)	(14)
Consolidated TripCo	$(41)	(22)	(26)
Realized and unrealized gains (losses) on financial instruments, net
Tripadvisor	$1	1	(3)
Corporate and other	(20)	35	(56)
Consolidated TripCo	$(19)	36	(59)
Other, net
Tripadvisor	$(17)	13	5
Corporate and other	(5)	—	—
Consolidated TripCo	$(22)	13	5

Interest expense.  Interest expense increased $19 million during the year ended December 31, 2020, when compared to the same period in 2019, primarily due to the issuance of Tripadvisor’s Senior Notes in July 2020 and higher average outstanding borrowings from its 2015 Credit Facility during 2020, partially offset by the repayment of the TripCo Margin Loan during the first quarter of 2020.  Interest expense decreased $4 million during the year ended December 31, 2019, when compared to the same period in 2018, primarily due to lower finance costs related to Tripadvisor’s Headquarters Lease under ASC 842 and no outstanding borrowings on Tripadvisor’s 2015 Credit Facility. These decreases at Tripadvisor were partially offset by increased corporate interest expense due to higher outstanding borrowings under the Margin Loan agreement entered into by TripCo’s bankruptcy remote wholly-owned subsidiary for the year ended December 31, 2019.

Realized and unrealized gains (losses) on financial instruments, net. Realized and unrealized gains (losses) on financial instruments, net for the year ended December 31, 2020 is primarily comprised of the change in the fair value of the variable prepaid forward (as described in notes 5 and 7 in the accompanying consolidated financial statements). Realized and unrealized gains (losses) on financial instruments, net for the years ended December 31, 2019 and December 31, 2018 was primarily comprised of the change in the fair value of the variable postpaid forward. TripCo unwound the variable postpaid forward during the fourth quarter of 2019.

Other, net.  The primary components of other, net are income and interest earned on money market funds and marketable securities offset by net foreign exchange losses.  Other, net income decreased $35 million for the year ended December 31, 2020, when compared to the same period in 2019, primarily due to the loss on the sale of certain Tripadvisor businesses, less interest income at Tripadvisor compared to the prior year, and a loss on the early extinguishment of debt due to the mandatory prepayment of the TripCo Margin Loan during the three months ended March 31, 2020, partially offset by gains on foreign currency exchange compared to losses in the prior year.  Other, net income increased $8 million for the year ended December 31, 2019, when compared to the same period in 2018, primarily due to an increase in interest income earned from Tripadvisor’s money market funds and other investments due to increased average interest rates and increased average invested funds during 2019.

Income taxes.  The Company had income tax benefits of $152 million, income tax benefits of $16 million, and income tax expenses of $57 million for the years ended December 31, 2020, 2019 and 2018, respectively.

During 2020, the Company recognized additional tax expense related to the impairment of goodwill that is not deductible for tax purposes.

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

Net earnings (loss) attributable to Liberty TripAdvisor Holdings, Inc. shareholders.  We had net losses attributable to Liberty TripAdvisor Holdings, Inc. shareholders of $238 million, $22 million and $64 million for the years ended December 31, 2020, 2019 and 2018, respectively. The changes in net earnings (loss) attributable to Liberty TripAdvisor Holdings, Inc. shareholders were the result of the above-described fluctuations in our revenue, expenses and other gains and losses.

Liquidity and Capital Resources

As of December 31, 2020, substantially all of our cash and cash equivalents consist of cash on hand in global financial institutions, money market funds and marketable securities, with maturities of 90 days or less at the date purchased.

The following are potential sources of liquidity: available cash balances, proceeds from asset sales, monetization of our investments, outstanding or anticipated debt facilities, debt and equity issuances, and dividend and interest receipts.

As of December 31, 2020, TripCo had a cash balance of $423 million. Approximately $418 million of the cash balance is held at Tripadvisor. Although TripCo has a 58% voting interest in Tripadvisor, Tripadvisor is a separate public company with a significant non-controlling interest, as TripCo has only a 23% economic interest in Tripadvisor. Even though TripCo controls Tripadvisor through its voting interest and board representation, decision making with respect to using Tripadvisor’s cash balances must consider Tripadvisor’s minority holders. Accordingly, any potential distributions of cash from Tripadvisor to TripCo would generally be on a pro rata basis based on economic ownership interests. Covenants in Tripadvisor’s debt instruments also restrict the payment of dividends and cash distributions to stockholders. See note 7 in the accompanying consolidated financial statements.

As of December 31, 2020, approximately $91 million of TripCo cash and cash equivalents is held by Tripadvisor foreign subsidiaries, of which approximately 30% was located in the U.K., with the majority of Tripadvisor’s international cash denominated in U.S. dollars, Euros, and, to a lesser extent, British pounds, Australian dollars and other currencies.  As of December 31, 2020, Tripadvisor had $494 million of cumulative undistributed earnings in foreign subsidiaries.  As a result of the Tax Cuts and Jobs Act of 2017 (the “Tax Act”), foreign earnings may now generally be repatriated back to the U.S. without incurring U.S. federal income tax.  As of December 31, 2020, $376 million of Tripadvisor’s cumulative undistributed foreign earnings were no longer considered to be indefinitely reinvested. See note 9 in the accompanying consolidated financial statements for additional information.

As of December 31, 2020, Tripadvisor was party to a credit agreement with a group of lenders, initially entered in June 2015 (as amended, the “Credit Agreement”), which, among other things, provides for a $500 million revolving credit facility (the “2015 Credit Facility”) with a maturity date of May 12, 2024.

The 2015 Credit Facility requires Tripadvisor to maintain a maximum leverage ratio and contains certain customary affirmative covenants and events of default, including a change of control. Borrowings under the 2015 Credit Facility generally bear interest, at Tripadvisor’s option, at a rate per annum equal to either (i) the Eurocurrency Borrowing rate, or the adjusted LIBO rate for the interest period in effect for such borrowing; plus an applicable margin ranging from 1.25% to 2.00% (“Eurocurrency Spread”), based on the Company’s leverage ratio; or (ii) the Alternate Base Rate (“ABR”) Borrowing, which is the greatest of (a) the Prime Rate in effect on such day, (b) the New York Fed Bank Rate in effect on such day plus 1/2 of 1.00% per annum and (c) the Adjusted LIBO Rate (or LIBO rate multiplied by the Statutory Reserve

Rate) for an interest period of one month plus 1.00%; in addition to an applicable margin ranging from 0.25% to 1.00% (“ABR Spread”), based on the Tripadvisor’s leverage ratio.

However, in May 2020, Tripadvisor amended the 2015 Credit Facility to, among other things, suspend the leverage ratio covenant on this facility beginning in the second quarter of 2020 and ending prior to September 30, 2021 or such earlier date as elected by Tripadvisor, and add a minimum liquidity covenant to be applicable during the Leverage Covenant Holiday, secure the obligations under the agreement, as well as downsize the capacity of the facility to $1.0 billion from $1.2 billion. In December 2020, Tripadvisor again amended the 2015 Credit Facility to, among other things, continue the suspension of the requirement for quarterly testing of compliance with the leverage ratio covenant until the earlier of (a) the first day after June 30, 2021 through maturity on which borrowings and other revolving credit utilizations under the revolving commitments exceed $200 million, and (b) the election of Tripadvisor.  Tripadvisor also downsized the facility’s borrowing capacity to $500 million from $1.0 billion and extended the maturity date of the facility from May 12, 2022 to May 12, 2024. These amendments also limit Tripadvisor from making certain payments and distributions, including share repurchases and dividends during the Leverage Covenant Holiday. During the Leverage Covenant Holiday, any future borrowings under the 2015 Credit Facility will bear interest at LIBOR plus a 2.25% margin with a LIBOR floor of 1% per annum. Tripadvisor is also required to pay a quarterly commitment fee, at an applicable rate of 0.5%, on the daily unused portion of the revolving credit facility for each fiscal quarter during the Leverage Covenant Holiday.

As of December 31, 2020 and December 31, 2019, Tripadvisor was in compliance with its covenants under the 2015 Credit Facility.  While there can be no assurance that Tripadvisor will be able to meet the leverage ratio covenant after the Leverage Covenant Holiday expires, based on current projections, Tripadvisor does not believe there is a material risk it will not remain in compliance throughout the next twelve months.

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

In July 2020, Tripadvisor completed the sale of $500 million in Senior Notes. The Senior Notes provide, among other things, that interest will be payable on the Senior Notes on January 15 and July 15 of each year, beginning on January 15, 2021, at an interest rate of 7.000% per annum, until their maturity date of July 15, 2025. In July 2020, Tripadvisor used the net proceeds from the Senior Notes, or $490 million, net of approximately $10 million in deferred financing costs, to repay a portion of its outstanding borrowings under the 2015 Credit Facility. The Senior Notes are senior unsecured obligations of Tripadvisor and are guaranteed on a senior unsecured basis by certain domestic subsidiaries. The Senior Notes are not a registered security and there are no plans to register Tripadvisor’s Senior Notes as a security in the future. As a result, Rule 3-10 of Regulation S-X promulgated by the SEC is not applicable and no separate financial statements are required for the guarantor subsidiaries.

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

	Years ended
	December 31,
	2020	2019	2018

	amounts in millions
Cash flow information
Tripadvisor cash provided (used) by operating activities	$(194)	424	405
Corporate and other cash provided (used) by operating activities	(21)	(33)	(5)
Net cash provided (used) by operating activities	$(215)	391	400

Tripadvisor cash provided (used) by investing activities	$(56)	(176)	(49)
Corporate and other cash provided (used) by investing activities	—	—	—
Net cash provided (used) by investing activities	$(56)	(176)	(49)

Tripadvisor cash provided (used) by financing activities	$341	(580)	(358)
Corporate and other cash provided (used) by financing activities	4	38	—
Net cash provided (used) by financing activities	$345	(542)	(358)

During the year ended December 31, 2020, TripCo’s primary uses of cash were repayments of debt of $1,052 million, which includes repayment of the principal amount of the Margin Loan of $352 million, repurchases of Tripadvisor common stock of $115 million, capital expenditures of $55 million and payment of withholding taxes on net share settlements on equity awards of $21 million. These uses of cash were funded primarily with borrowings of debt of $1,240 million and the issuance of redeemable preferred stock of $325 million (see note 7 and note 10 to the accompanying consolidated financial statements).

During the year ended December 31, 2019, TripCo’s primary uses of cash were dividends paid by Tripadvisor to noncontrolling interests of $380 million, debt repayments of $359 million, including $259 million in principal payments on the VPF and $100 million in principal payments on the original margin loans, purchases of marketable securities of $133 million, acquisitions, net of cash acquired of $108 million, capital expenditures of $83 million, share repurchases of $60 million and payment of withholding taxes on net share settlements on equity awards of $29 million. These uses of cash were funded primarily with cash provided by operations, borrowings of debt of $235 million, proceeds from sales and maturities of marketable securities of $150 million and derivative proceeds from counterparties of $71 million.

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

The projected use of TripCo’s corporate cash will primarily be to pay fees (not expected to exceed $4 million annually) to Liberty Media for providing certain services pursuant to the services agreement and the facilities sharing agreement, payment of dividends on the Series A Preferred Stock (unless added to the liquidation preference or paid in shares of Series A common stock of TripCo), and to pay any other corporate level expenses.

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

On February 18, 2021 the Company entered into a $25 million Senior Secured Revolving Credit Facility (the “Credit Facility”).  The Credit Facility matures on the earliest of (i) February 18, 2024, (ii) if the holders of Series A Preferred Stock exercise their put rights (see note 10 to the accompanying consolidated financial statements), the earlier of (a) the date that is 120 days from the date the holders of Series A Preferred Stock exercise their put rights or (b) the date the shares of Series A Preferred Stock are redeemed and (iii) 15 days following the consummation of certain change of control transactions. The Credit Facility will bear interest at LIBOR plus 3.00%.  The Credit Facility will be drawn on primarily to cover corporate general and administrative expenses.

As a result of the COVID-19 pandemic, Tripadvisor’s stock price fell sharply in March 2020, which triggered the mandatory prepayments of TripCo’s Margin Loan. In order to repay the Margin Loan, TripCo entered into an agreement with Certares, with respect to 325,000 shares of TripCo’s newly-created Series A Preferred Stock. As discussed in note 10 to the accompanying consolidated financial statements, following March 26, 2021, Certares will have certain put rights to require us to repurchase all of the outstanding shares of Preferred Stock at the Redemption Price for, at our election, cash, shares of Tripadvisor common stock, shares of our Series A or Series C common stock, provided that shares of our Series A or Series Common stock, as the case may be, are listed on a national securities exchange and are actively traded, or any combination of the foregoing, subject to certain limitations. Certares may exercise its put right by delivering notice to us within a certain number of days following our filing of our periodic reports with the SEC, and we will have 180 days from the delivery of such notice to redeem the outstanding Preferred Stock. If we determine not to redeem the Preferred Stock within that 180-day period, we may facilitate the sale of Certares’ Preferred Stock and, if necessary, make Certares whole for any shortfall from the redemption price.

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

	Payments due by period
		Less than			More than
	Total	1 year	1 - 3 years	3 - 5 years	5 years

	amounts in millions
Consolidated contractual obligations
Finance and operating lease obligations (1)	$168	35	54	31	48
Long-term debt (2)	$542	—	42	500	—
Expected interest payments on Senior Notes (3)	$161	35	71	55	—
Series A Preferred Stock (4)	$472	—	—	472	—
Other obligations (5)	$31	11	14	5	1
Total	$1,374	81	181	1,063	49

(1)	Estimated future lease payments for Tripadvisor’s Headquarters Lease in Needham, Massachusetts and operating leases, primarily for office space, with non-cancelable lease terms. See note 8 in the accompanying consolidated financial statements for further information.
(2)	Amounts (i) are stated at the face amount at maturity of our debt instruments, (ii) do not assume additional borrowings or refinancings of existing debt and (iii) assume interest rates remain at the December 31, 2020 rates.
(3)	Expected interest payments on Tripadvisor’s Senior Notes are based on a fixed interest rate of 7.0% as of December 31, 2020.
(4)	This amount represents the redemption value of the Series A Preferred Stock at December 31, 2020 and assumes that the Series A Preferred Stock will not be redeemed prior to the mandatory redemption date on March 26, 2025.
(5)	Includes purchase obligations, expected commitment fee payments on the Tripadvisor 2015 Credit Facility (as defined in note 7 in the accompanying consolidated financial statements) and long term income taxes payable.

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

During the first quarter of 2019, the composition of our reportable segments was revised. As a result of the change in reporting units, we assessed the recoverability of our goodwill and concluded the estimated fair values were in excess of the carrying values for these reporting units. Therefore, no indications of impairment were identified as a result of these changes in the first quarter of 2019.

As of December 31, 2020, the intangible assets not subject to amortization for each of our significant reportable segments was as follows:

	Goodwill	Trademarks	Total

	amounts in millions
Hotels, Media & Platform	$1,650	732	2,382
Experiences & Dining	362	—	362
Corporate and other	228	—	228
	$2,240	732	2,972

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

During the second quarter of 2020, due to the current and expected impact of COVID-19 on Tripadvisor’s operating results, and a sustained decline in Tripadvisor’s stock price, impairments of $250 million of trademarks and $279 million of goodwill were recorded, respectively, related to the Hotels, Media & Platform reporting unit. The fair value of the trademarks was determined using the relief from royalty method. The fair value of the reporting unit was determined using a combination of market multiples (market approach) and discounted cash flow (income approach) calculations (Level 3).

Based on the quantitative assessment performed during the second quarter of 2020 and the resulting impairment losses recorded, the estimated fair values of the trademark and Hotels, Media & Platform reporting unit approximate their respective carrying values. Additionally, due to the COVID-19 environment and our inability to predict the expected duration and ultimate severity of the impact of COVID-19, the Company believes its reporting units and trademark are at an elevated risk of impairment in future periods. TripCo will continue to monitor Tripadvisor’s financial performance, stock price and other events and circumstances that may negatively impact the estimated fair values to determine if future impairment assessments may be necessary.

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

We are exposed to changes in interest rates primarily as a result of our borrowing and investment activities, which include investments in fixed and floating rate debt instruments and borrowings used to maintain liquidity and to fund business operations. The nature and amount of our long-term and short-term debt are expected to vary as a result of future requirements, market conditions and other factors. We expect to manage our exposure to interest rates by maintaining what we believe is an appropriate mix of fixed and variable rate debt. We believe this best protects us from interest rate risk. We expect to achieve this mix by (i) issuing fixed rate debt that we believe has a low stated interest rate and significant term to maturity, (ii) issuing variable rate debt with appropriate maturities and interest rates and (iii) entering into interest rate swap arrangements when we deem appropriate.  As of December 31, 2020, our debt is comprised of the following amounts:

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

Item 8. Financial Statements and Supplementary Data.

The consolidated financial statements of Liberty TripAdvisor Holdings, Inc. are filed under this Item, beginning on Page II-28.  The financial statement schedules required by Regulation S-X are filed under Item 15 of this Annual Report on Form 10-K.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

In accordance with Exchange Act Rules 13a-15 and 15d-15, the Company carried out an evaluation, under the supervision and with the participation of management, including its chief executive officer and its principal accounting and financial officer (the "Executives"), of the effectiveness of its disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, the Executives concluded that the Company's disclosure controls and procedures were effective as of December 31, 2020 to provide reasonable assurance that information required to be disclosed in its reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms.

See page II-23 for Management’s Report on Internal Control Over Financial Reporting.

See page II-24 for Report of Independent Registered Public Accounting Firm for their attestation regarding our internal control over financial reporting.

There has been no change in the Company's internal control over financial reporting that occurred during the three months ended December 31, 2020 that has materially affected, or is reasonably likely to materially affect, its internal control over financial reporting.

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

The Company's management assessed the effectiveness of internal control over financial reporting as of December 31, 2020, using the criteria in Internal Control-Integrated Framework (2013), issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation the Company's management believes that, as of December 31, 2020, its internal control over financial reporting is effective.

The Company's independent registered public accounting firm that audited the consolidated financial statements and related notes in the Annual Report on Form 10-K has issued an audit report on the effectiveness of the Company's internal control over financial reporting. This report appears on page II-24 of this Annual Report on Form 10-K.

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors

Liberty TripAdvisor Holdings, Inc.:

Opinion on Internal Control Over Financial Reporting

We have audited Liberty TripAdvisor Holdings, Inc. and subsidiaries' (the Company) internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2020 and 2019, the related consolidated statements of operations, comprehensive earnings (loss), cash flows, and equity for each of the years in the three-year period ended December 31, 2020, and the related notes (collectively, the consolidated financial statements), and our report dated February 19, 2021 expressed an unqualified opinion on those consolidated financial statements.

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
February 19, 2021

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors

Liberty TripAdvisor Holdings, Inc.:

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Liberty TripAdvisor Holdings, Inc. and subsidiaries (the Company) as of December 31, 2020 and 2019, the related consolidated statements of operations, comprehensive earnings (loss), cash flows, and equity for each of the years in the three-year period ended December 31, 2020, and the related notes (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2020 and 2019, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2020, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated February 19, 2021 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

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

Sufficiency of audit evidence over revenue

As discussed in note 2 to the consolidated financial statements, and disclosed in the consolidated statements of operations, the Company had $604 million in revenue for the year ended December 31, 2020, of which $292 million was hotels related, $69 million was display and platform related, $186 million related to experiences and dining and $57 million of other revenue. Each of these categories of revenue has multiple revenue streams and the Company’s processes and information technology (IT) systems differ between each revenue stream.

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

The following are the primary procedures we performed to address this critical audit matter. We applied auditor judgment to determine the nature and extent of procedures to be performed over revenue. For each revenue stream where procedures were performed:

●	We evaluated the design and tested the operating effectiveness of certain internal controls related to the critical audit matter. This included controls related to accurate recording of amounts.
●	For certain revenue streams, we assessed the recorded revenue by selecting a sample of transactions and compared the amounts recognized for consistency with underlying documentation, including evidence of contracts with customers.
●	For certain revenue streams, we assessed the recorded revenue by comparing the total cash received during the year to the revenue recognized, including evaluating the relevance and reliability of the inputs to the assessment.

We involved IT professionals with specialized skills and knowledge, who assisted in:

●	Testing certain IT applications used by the Company in its revenue recognition processes.
●	Testing the transfer of relevant revenue data between certain systems used in the revenue recognition processes.

We evaluated the sufficiency of audit evidence obtained by assessing the results of procedures performed.

Impairment of trademark and goodwill

As discussed in notes 2 and 6 to the consolidated financial statements, the trademark balance as of December 31, 2020 was $732 million, all of which relates to Tripadvisor. Additionally, the Company’s goodwill balance as of December 31, 2020 was $2,240 million, all of which relates to Tripadvisor. The Company performs trademark and goodwill impairment assessments on an annual basis and whenever events or changes in circumstances indicate that the carrying value of a trademark more likely than not exceeds its fair value or the carrying value of a reporting unit more likely than not exceeds its fair value. Due to the current and expected impact of COVID-19 and sustained decline in the Tripadvisor stock price, the Company performed a quantitative impairment assessment of the Tripadvisor trademark and reporting units during the second quarter. As a result of the second quarter impairment assessments, the Company recorded an impairment of the Tripadvisor trademark of $250 million and impairment of the goodwill of $279 million, related to the Hotels, Media & Platform (HM&P) reporting unit.

We identified the evaluation of the Company’s second quarter impairment assessments of the Tripadvisor trademark and goodwill of the Tripadvisor HM&P, Flights & Cars, and Cruises reporting units as a critical audit matter. There was a high degree of subjective auditor judgment in applying and evaluating the results of our audit procedures over the discounted cash flow model used to calculate the fair values of the trademark and the HM&P, Flights & Cars, and Cruises reporting units. Specifically, the forecasted revenue, EBITDA margin, and discount rate assumptions (the key assumptions), which were used to calculate the estimated fair values, involved a higher degree of subjectivity. In addition, these fair values were challenging to test due to the sensitivity of the fair value determinations to potential changes in these assumptions.

The following are the primary procedures we performed to address this critical audit matter. We evaluated the design and tested the operating effectiveness of certain internal controls related to the critical audit matter. This included controls related to the Company’s trademark and goodwill impairment assessment process, including controls related to the determination of the estimated fair value of the trademark and the HM&P, Flights & Cars, and Cruises reporting units and the development of the key assumptions noted above. We evaluated the Company’s forecasted revenue and EBITDA margins used for the fair value assessment by comparing them to historical actual results, analysts’ forecasted growth rates for the Company, forecasted growth rates in comparable industries, and peer companies’ forecasted growth rates. We compared the Company’s historical revenue and EBITDA margin forecasts to actual results to assess the Company’s ability to accurately forecast.  Additionally, we compared management’s expected impact of COVID-19 on forecasted revenue and EBITDA margins to publicly available information. We assessed the reasonableness of the discount rate in light of the potential impacts of COVID-19 on the forecasted revenue and EBITDA margins by performing sensitivity analyses. Further, we involved valuation professionals with specialized skill and knowledge, who assisted in evaluating the Company’s discount rates by comparing them to discount rate ranges that were independently developed using publicly available market data for comparable entities.

/s/ KPMG LLP

We have served as the Company’s auditor since 2014.

Denver, Colorado
February 19, 2021

LIBERTY TRIPADVISOR HOLDINGS, INC.

Consolidated Balance Sheets

December 31, 2020 and 2019

	2020	2019

	amounts in millions
Assets
Current assets:
Cash and cash equivalents	$423	341
Accounts receivable and contract assets, net of allowance for doubtful accounts of $33 million and $25 million, respectively	83	183
Income taxes receivable (note 9)	50	4
Other current assets	23	29
Total current assets	579	557
Property and equipment, at cost	255	254
Accumulated depreciation	(123)	(99)
	132	155
Intangible assets not subject to amortization (note 6):
Goodwill	2,240	2,527
Trademarks	732	980
	2,972	3,507
Intangible assets subject to amortization, net (note 6)	202	277
Other assets, at cost, net of accumulated amortization	201	230
Total assets	$4,086	4,726

(continued)

See accompanying notes to consolidated financial statements.

LIBERTY TRIPADVISOR HOLDINGS, INC.

Consolidated Balance Sheets (Continued)

December 31, 2020 and 2019

	2020	2019

	amounts in millions
Liabilities and Equity
Current liabilities:
Deferred merchant and other payables	$54	170
Deferred revenue	28	62
Accrued liabilities and other current liabilities	160	205
Total current liabilities	242	437
Long-term debt (note 7)	532	353
Deferred income tax liabilities (note 9)	180	254
Other liabilities	353	381
Total liabilities	1,307	1,425
Redeemable preferred stock, $.01 par value. Authorized shares 50,000,000; issued and outstanding 325,000 shares at December 31, 2020 and 0 at December 31, 2019 (note 10)	472	—
Equity
Series A common stock, $.01 par value. Authorized 200,000,000 shares; issued and outstanding 72,227,256 at December 31, 2020 and 72,152,848 at December 31, 2019	1	1
Series B common stock, $.01 par value. Authorized 7,500,000 shares; issued and outstanding 2,973,665 at December 31, 2020 and 2,929,401 at December 31, 2019	—	—
Series C common stock, $.01 par value. Authorized 200,000,000 shares; no shares issued	—	—
Additional paid-in capital	257	237
Accumulated other comprehensive earnings (loss), net of taxes	(23)	(29)
Retained earnings (deficit)	(278)	111
Total stockholders' equity	(43)	320
Noncontrolling interests in equity of subsidiaries	2,350	2,981
Total equity	2,307	3,301
Commitments and contingencies (note 14)
Total liabilities and equity	$4,086	4,726

See accompanying notes to consolidated financial statements.

LIBERTY TRIPADVISOR HOLDINGS, INC.

Consolidated Statements of Operations

Years ended December 31, 2020, 2019 and 2018

	2020	2019	2018

	amounts in millions, except
	per share amounts
Total revenue, net	604	1,560	1,615
Operating costs and expenses:
Operating expense, including stock-based compensation (note 2 and 12)	275	387	361
Selling, general and administrative, including stock-based compensation (note 2 and 12)	502	874	966
Depreciation and amortization	168	169	160
Restructuring and other related reorganization costs	41	1	—
Impairment of intangible assets (note 6)	550	288	—
	1,536	1,719	1,487
Operating income (loss)	(932)	(159)	128
Other income (expense):
Interest expense	(41)	(22)	(26)
Realized and unrealized gains (losses) on financial instruments, net	(19)	36	(59)
Other, net	(22)	13	5
	(82)	27	(80)
Earnings (loss) before income taxes	(1,014)	(132)	48
Income tax (expense) benefit (note 9)	152	16	(57)
Net earnings (loss)	(862)	(116)	(9)
Less net earnings (loss) attributable to the noncontrolling interests	(624)	(94)	55
Net earnings (loss) attributable to Liberty TripAdvisor Holdings, Inc. shareholders	$(238)	(22)	(64)

Net earnings (loss) available to common shareholders (note 2)	$(388)	(22)	(64)

Basic net earnings (loss) attributable to Series A and Series B Liberty TripAdvisor Holdings, Inc. shareholders per common share (note 2):	$(5.17)	(0.29)	(0.86)
Diluted net earnings (loss) attributable to Series A and Series B Liberty TripAdvisor Holdings, Inc. shareholders per common share (note 2):	$(5.17)	(0.29)	(0.86)

See accompanying notes to consolidated financial statements.

LIBERTY TRIPADVISOR HOLDINGS, INC.

Consolidated Statements of Comprehensive Earnings (Loss)

Years ended December 31, 2020, 2019 and 2018

	2020	2019	2018

	amounts in millions
Net earnings (loss)	$(862)	(116)	(9)
Other comprehensive earnings (loss), net of taxes:
Foreign currency translation adjustments	27	5	(28)
Reclassification adjustments included in net income (loss)	1	(2)	—
Other comprehensive earnings (loss)	28	3	(28)
Comprehensive earnings (loss)	(834)	(113)	(37)
Less comprehensive earnings (loss) attributable to the noncontrolling interests	(602)	(91)	33
Comprehensive earnings (loss) attributable to Liberty TripAdvisor Holdings, Inc. shareholders	$(232)	(22)	(70)

See accompanying notes to consolidated financial statements.

LIBERTY TRIPADVISOR HOLDINGS, INC.

Consolidated Statements of Cash Flows

Years ended December 31, 2020, 2019 and 2018

	2020	2019	2018

	amounts in millions
Cash flows from operating activities:
Net earnings (loss)	$(862)	(116)	(9)
Adjustments to reconcile net earnings (loss) to net cash provided by operating activities:
Depreciation and amortization	168	169	160
Stock-based compensation	112	131	123
Impairment of intangible assets (note 6)	550	288	—
Realized and unrealized (gains) losses on financial instruments, net	19	(36)	59
Deferred income tax expense (benefit)	(73)	(79)	(8)
Other charges (credits), net	21	(18)	10
Changes in operating assets and liabilities
Current and other assets	74	52	38
Payables and other liabilities	(224)	—	27
Net cash provided (used) by operating activities	(215)	391	400
Cash flows from investing activities:
Capital expended for property and equipment, including internal-use software and website development	(55)	(83)	(61)
Acquisitions, net of cash acquired (note 3)	(4)	(108)	(24)
Purchases of short term investments and other marketable securities	—	(133)	(16)
Sales and maturities of short term investments and other marketable securities	—	150	64
Other investing activities, net	3	(2)	(12)
Net cash provided (used) by investing activities	(56)	(176)	(49)
Cash flows from financing activities:
Borrowings of debt	1,240	235	7
Repayments of debt	(1,052)	(359)	(245)
Cash dividend paid by Tripadvisor to noncontrolling interests (note 11)	—	(380)	—
Shares repurchased by subsidiary (note 11)	(115)	(60)	(100)
Payment of withholding taxes on net share settlements of equity awards	(21)	(29)	(26)
Derivative proceeds from counterparties	—	71	—
Issuance of redeemable preferred stock (note 10)	325	—	—
Other financing activities, net	(32)	(20)	6
Net cash provided (used) by financing activities	345	(542)	(358)
Effect of foreign currency exchange rates on cash, cash equivalents and restricted cash	8	(4)	(16)
Net increase (decrease) in cash, cash equivalents and restricted cash	82	(331)	(23)
Cash, cash equivalents and restricted cash at beginning of period	341	672	695
Cash, cash equivalents and restricted cash at end of period	$423	341	672

See accompanying notes to consolidated financial statements.

LIBERTY TRIPADVISOR HOLDINGS, INC.

Consolidated Statements of Equity

Years ended December 31, 2020, 2019 and 2018

	Stockholders’ equity
						Accumulated		Noncontrolling
					Additional	other		interest in
	Preferred				paid-in	comprehensive	Retained	equity of	Total
	stock	Series A	Series B	Series C	capital	earnings (loss)	earnings (deficit)	subsidiaries	equity

	amounts in millions
Balance at December 31, 2017	$—	1	—	—	250	(23)	196	3,329	3,753
Net earnings (loss)	—	—	—	—	—	—	(64)	55	(9)
Other comprehensive earnings (loss)	—	—	—	—	—	(6)	—	(22)	(28)
Stock-based compensation	—	—	—	—	35	—	—	101	136
Withholding taxes on net share settlements of stock-based compensation	—	—	—	—	(26)	—	—	—	(26)
Shares repurchased by subsidiary (note 11)	—	—	—	—	(20)	—	—	(80)	(100)
Other, net	—	—	—	—	(8)	—	1	17	10
Balance at December 31, 2018	—	1	—	—	231	(29)	133	3,400	3,736
Net earnings (loss)	—	—	—	—	—	—	(22)	(94)	(116)
Other comprehensive earnings (loss)	—	—	—	—	—	—	—	3	3
Stock-based compensation	—	—	—	—	37	—	—	109	146
Withholding taxes on net share settlements of stock-based compensation	—	—	—	—	(29)	—	—	—	(29)
Cash dividends paid by Tripadvisor to noncontrolling interests (note 11)		—	—	—	—	—	—	(380)	(380)
Shares repurchased by subsidiary (note 11)	—	—	—	—	7	—	—	(67)	(60)
Other, net	—	—	—	—	(9)	—	—	10	1
Balance at December 31, 2019	—	1	—	—	237	(29)	111	2,981	3,301
Net earnings (loss)	—	—	—	—	—	—	(238)	(624)	(862)
Other comprehensive earnings (loss)	—	—	—	—	—	6	—	22	28
Stock-based compensation	—	—	—	—	33	—	—	96	129
Withholding taxes on net share settlements of stock-based compensation	—	—	—	—	(21)	—	—	—	(21)
Shares repurchased by subsidiary (note 11)	—	—	—	—	17	—	—	(132)	(115)
Preferred stock adjustment	—	—	—	—	—	—	(150)	—	(150)
Other, net	—	—	—	—	(9)	—	(1)	7	(3)
Balance at December 31, 2020	$—	1	—	—	257	(23)	(278)	2,350	2,307

See accompanying notes to consolidated financial statements.

LIBERTY TRIPADVISOR HOLDINGS, INC.

Notes to Consolidated Financial Statements

December 31, 2020, 2019 and 2018

(1) Basis of Presentation

Liberty TripAdvisor Holdings, Inc. (“TripCo” or the “Company”) was formed in 2013 as a Delaware corporation.  TripCo was a subsidiary of Liberty Interactive Corporation (subsequently renamed Qurate Retail, Inc. (“Qurate Retail”)) until the completion of its spin-off from Qurate Retail on August 27, 2014 (“TripCo Spin-Off”).  TripCo does not have any operations outside of its controlling interest in its subsidiary Tripadvisor, Inc. (“Tripadvisor”). Tripadvisor operates as a stand-alone operating entity. Tripadvisor’s financial performance tends to be seasonally highest in the second and third quarters of a given year, which includes the seasonal peak in consumer demand, traveler hotel and rental stays, and travel activities and experiences taken, compared to the first and fourth quarters, which represent seasonal low points.

The accompanying consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States (“GAAP”) and represent a consolidation of the historical financial information of Tripadvisor (see note 4 for a more detailed discussion of transactions related to Tripadvisor). These financial statements refer to the consolidation of Tripadvisor as “TripCo,” “the Company,” “us,” “we” and “our” in the notes to the consolidated financial statements. All significant intercompany accounts and transactions have been eliminated in the consolidated financial statements. Additionally, certain prior period amounts have been reclassified for comparability with the current period presentation.

Description of Business

Tripadvisor is a leading online travel company and its mission is to help people around the world plan, book and experience the perfect trip. Tripadvisor operates a global travel guidance platform that connects the world’s largest audience of prospective travelers with travel partners through rich content, price comparison tools and online reservations and related services for destinations, accommodations, travel activities and experiences, and restaurants.

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

In December 2019, a novel strain of coronavirus (“COVID-19”) was reported in Wuhan, China, and on March 11, 2020 was declared a global pandemic. Tripadvisor and the Company continue to be subject to risks and uncertainties as a result of the COVID-19 pandemic. COVID-19 has caused material and adverse declines in consumer demand within the travel, hospitality, restaurant and leisure industry. The pandemic’s proliferation, concurrent with travel bans, varying levels of governmental restrictions and mandates globally, to limit the spread of the virus, has dampened consumer demand for Tripadvisor’s products and services, and impacted consumer sentiment and discretionary spending patterns, all of which have adversely and materially impacted Tripadvisor’s results of operations, liquidity and financial condition during the year ended December 31, 2020. In addition, given the volatility in global markets and economies, and the financial difficulties faced by many of Tripadvisor’s travel suppliers and restaurant customers, Tripadvisor has materially increased its provision for expected credit losses (also referred to as provision for bad debt or provision for uncollectible accounts) on its accounts receivable. Moreover, Tripadvisor may continue to incur higher than normal cash outlays to refund consumers for cancellations of prepaid bookings. Any increase in Tripadvisor’s provision for expected credit losses and cash outlays to consumers would also have a corresponding adverse effect on Tripadvisor's results of operations and related cash flows.

While we have seen varying degrees of containment of the virus in certain countries and some signs of travel recovery, the degree of containment and the recovery in travel has varied region-to-region globally, as well as state-to-

LIBERTY TRIPADVISOR HOLDINGS, INC.

Notes to Consolidated Financial Statements (Continued)

December 31, 2020, 2019 and 2018

state in the U.S., and there have been instances where cases of COVID-19 have started to increase again after a period of decline, as well as the identification of new variants of the virus. Tripadvisor does not have visibility into when remaining bans will be lifted, where additional bans may be initiated, or where bans that have been previously lifted will be reinstated due to resurgence of the virus, nor does it have forward-looking visibility into the short or long-term changes to consumer usage patterns on its platform or travel behavior patterns when travel bans and other government restrictions and mandates are fully lifted. Therefore, the ultimate extent of the impact of the COVID-19 pandemic on Tripadvisor’s business, results of operations, liquidity and financial condition remains highly uncertain and difficult to predict, as the response to the pandemic continues to be ongoing and shifting, and the ultimate duration and severity of the pandemic remains uncertain and unpredictable. However, Tripadvisor continues to believe the travel, hospitality, restaurant and leisure industry, and consequently its business, will continue to be adversely and materially affected while the pandemic continues to proliferate and travel bans and other government restrictions and mandates continue to remain in place or be reinstated, all of which negatively impact consumer demand, sentiment and discretionary spending patterns.

Furthermore, capital markets and economies worldwide have also been negatively impacted by the COVID-19 pandemic to varying degrees, and it is possible that it could result in a protracted local and/or global economic recession. Such economic disruption could also have a material adverse effect on Tripadvisor’s business as consumers reduce their discretionary spending. Policymakers around the globe have responded with fiscal policy actions to support certain areas of the travel industry and economy as a whole. The continued magnitude and ultimate overall effectiveness of these actions remain uncertain.

In response to the impact of COVID-19, Tripadvisor has taken several steps to further strengthen its financial position and balance sheet, and maintain financial liquidity and flexibility, including but not limited to, restructuring activities, primarily by significantly reducing its ongoing operating expenses and headcount, borrowing $700 million from its 2015 Credit Facility (as defined in note 7) in the first quarter of 2020 (subsequently repaid during the third quarter of 2020), amendments to its 2015 Credit Facility, which includes short-term financial covenant relief and the extension of the maturity date from May 12, 2022 to May 12, 2024, and raising additional financing through the issuance of $500 million in Senior Notes (as defined in note 7) in July 2020, all of which are described in more detail in note 7.

In March 2020, the U.S. government enacted the Coronavirus Aid, Relief, and Economic Security Act (the "CARES Act"), an emergency economic stimulus package in response to the COVID-19 pandemic, which includes numerous income tax provisions, some of which are effective retroactively. As a result of the CARES Act, Tripadvisor has recorded an income tax benefit of $23 million during the year ended December 31, 2020.

In addition, certain other governments have passed legislation to help businesses during the COVID-19 pandemic through loans, wage subsidies, tax relief or other financial aid. Some of these governments have extended or are considering extending these programs. Tripadvisor has participated in several of these programs, including the CARES Act in the U.S., the United Kingdom's job retention scheme, as well as other certain jurisdictions' programs. In addition, in certain countries, such as within the European Union, Singapore, Australia, and other jurisdictions, Tripadvisor is also participating in programs where government assistance is in the form of wage subsidies and reductions in wage-related employer taxes paid by Tripadvisor. During the year ended December 31, 2020, Tripadvisor recognized government grants and other assistance benefits of $12 million, of which $10 million in cash has been received as of December 31, 2020. These amounts are recorded as a reduction of personnel and overhead costs in the consolidated statements of operations. As of December 31, 2020, Tripadvisor has recorded a receivable of $2 million, included in other current assets in the consolidated balance sheet, for payments expected to be received in 2021, related to qualified payroll tax credits under the CARES Act.

Consumers’ travel expenditures have historically followed a seasonal pattern. Correspondingly, travel partners’ advertising investments, and therefore Tripadvisor’s revenue and profits, have also historically followed a seasonal pattern. Tripadvisor’s financial performance tends to be seasonally highest in the second and third quarters of a given year, which includes the seasonal peak in consumer demand, traveler hotel and rental stays, and travel activities and experiences taken,

LIBERTY TRIPADVISOR HOLDINGS, INC.

Notes to Consolidated Financial Statements (Continued)

December 31, 2020, 2019 and 2018

compared to the first and fourth quarters, which represent seasonal low points. However, due to the impact of COVID-19 on Tripadvisor’s business, it did not experience its typical seasonal pattern for revenue and profit during the year ended December 31, 2020. In addition, cash outflows to travel suppliers related to deferred merchant payables significantly exceeded cash received from travelers during the year ended December 31, 2020, primarily reflecting the decline in consumer demand for Tripadvisor’s products and an increase in reservation cancellations related to COVID-19. These factors contributed significantly to unfavorable working capital trends and material negative operating cash flow during the year ended December 31, 2020, most notably occurring during the first half of 2020 when Tripadvisor typically generates significant positive cash flow. It is difficult to forecast the seasonality for fiscal year 2021, given the uncertainty related to the ultimate extent and duration of the economic and consumer impact from COVID-19, the widespread availability and distribution of the vaccine, and the shape and timing of a recovery. In addition, significant shifts in Tripadvisor’s business mix or adverse economic conditions could result in future seasonal patterns that are different from historical trends.

On March 26, 2020, TripCo issued and sold 325,000 shares of TripCo’s newly-created 8% Series A Cumulative Redeemable Preferred Stock, par value $0.01 per share (the “Series A Preferred Stock”) for a purchase price of $1,000 per share. See further discussion about the Series A Preferred Stock in note 10.

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

In December 2019, TripCo entered into an amendment to the services agreement with Liberty Media in connection with Liberty Media’s entry into a new employment arrangement with Gregory B. Maffei, TripCo’s Chairman, President and Chief Executive Officer.  Under the amended services agreement, components of his compensation would either be paid directly to him by each of TripCo, Liberty Broadband Corporation, GCI Liberty, Inc. and Qurate Retail (collectively, the “Service Companies”) or reimbursed to Liberty Media, in each case, based on allocations among Liberty Media and the Service Companies set forth in the amended services agreement, currently set at 5% for the Company but subject to adjustment on an annual basis upon the occurrence of certain events. The amended services agreement between Liberty Media and Mr. Maffei provides for a five year employment term which began on January 1, 2020 and ends December 31, 2024, with an aggregate annual base salary of $3 million (with no contracted increase), an aggregate one-time cash commitment bonus of $5 million (paid in December 2019), an aggregate annual target cash performance bonus of $17 million, aggregate annual equity awards of $17.5 million and aggregate equity awards granted in connection with his entry into his new agreement of $90 million (the “upfront awards”).  A portion of the grants made to our CEO in the year ended December 31, 2020 related to our company’s allocable portion of these upfront awards.

Under the facilities sharing agreement, TripCo shares office space with Liberty Media and related amenities at Liberty Media’s corporate headquarters in Englewood, Colorado.

LIBERTY TRIPADVISOR HOLDINGS, INC.

Notes to Consolidated Financial Statements (Continued)

December 31, 2020, 2019 and 2018

Under these agreements, approximately $4 million, $4 million and $3 million were reimbursable to Liberty Media for the years ended December 31, 2020, 2019, and 2018, respectively.

(2) Summary of Significant Accounting Policies

Cash and Cash Equivalents

Cash equivalents consist of highly liquid investments, generally including money market funds, term deposits and marketable securities, with maturities of three months or less at the time of acquisition.

Accounts Receivable and Allowance for Doubtful Accounts

Accounts receivable are recognized when the right to consideration becomes unconditional and are recorded net of an allowance for credit losses. Such allowance aggregated $33 million and $25 million at December 31, 2020 and 2019, respectively. Tripadvisor records accounts receivable at the invoiced amount, and its customer invoices are generally due 30 days from the time of invoicing. Collateral is not required for accounts receivable. Tripadvisor historically recorded an allowance for doubtful accounts using the incurred loss model. Upon adoption of Accounting Standards Codification Topic 326 – Financial Instruments – Credit Losses (“ASC 326”), Tripadvisor transitioned to the “expected credit loss” methodology in estimating its allowance for credit losses which was adopted on January 1, 2020.

Investments

All marketable securities held by the Company are carried at fair value, generally based on quoted market prices. Fair values are determined for each individual security in the investment portfolio. Unrealized gains and losses, net of taxes, arising from changes in fair value are reported in accumulated other comprehensive income (loss) as a component of equity.

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

Marketable securities are classified as either short-term or long-term based on each instrument’s underlying contractual maturity date and as to whether and when we intend to sell a particular security prior to its maturity date. Marketable securities with maturities greater than 90 days at the date of purchase and 12 months or less remaining at the balance sheet date will be classified as short-term and marketable securities with maturities greater than 12 months from the balance sheet date will generally be classified as long-term. We classify our marketable equity securities, limited to

LIBERTY TRIPADVISOR HOLDINGS, INC.

Notes to Consolidated Financial Statements (Continued)

December 31, 2020, 2019 and 2018

money market funds and mutual funds, as either a cash equivalent, short-term or long-term based on the nature of each security and its availability for use in current operations.

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

Property and Equipment

Property and equipment consists of the following (amounts in millions):

	December 31,
	2020	2019
Finance lease right-of-use asset	114	114
Leasehold improvements	49	49
Computer equipment and purchased software	71	70
Furniture, office equipment and other	21	21
Total property and equipment	$255	254

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

LIBERTY TRIPADVISOR HOLDINGS, INC.

Notes to Consolidated Financial Statements (Continued)

December 31, 2020, 2019 and 2018

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

LIBERTY TRIPADVISOR HOLDINGS, INC.

Notes to Consolidated Financial Statements (Continued)

December 31, 2020, 2019 and 2018

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

Impairment of Long-lived Assets

The Company periodically reviews the carrying amounts of its property and equipment and its intangible assets (other than goodwill and indefinite-lived intangibles) to determine whether current events or circumstances indicate that such carrying amounts may not be recoverable. If the carrying amount of the asset group is greater than the expected undiscounted cash flows to be generated by such asset group, including its ultimate disposition, an impairment adjustment is recognized. Such adjustment is measured by the amount that the carrying value of such asset groups exceeds their fair value. The Company generally measures fair value by considering sale prices for similar assets or by discounting estimated future cash flows using an appropriate discount rate. Considerable management judgment is necessary to estimate the fair value of asset groups. Accordingly, actual results could vary significantly from such estimates. Asset groups to be disposed of are carried at the lower of their financial statement carrying amount or fair value less costs to sell.

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

Accordingly, we have recorded foreign currency exchange gains of $4 million and losses of $3 million and $6 million for the years ended December 31, 2020, 2019, and 2018, respectively, in other, net on our consolidated statements of operations.

LIBERTY TRIPADVISOR HOLDINGS, INC.

Notes to Consolidated Financial Statements (Continued)

December 31, 2020, 2019 and 2018

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
(4)	Allocation of the transaction price to the performance obligations in the contract
(5)	Recognition of revenue when, or as, Tripadvisor satisfies a performance obligation

At contract inception, Tripadvisor assesses the services promised in its contracts with customers and identifies a performance obligation for each promise to transfer to the customer a service (or bundle of services) that is distinct. To identify the performance obligations, Tripadvisor considers all of the services promised in the contract regardless of whether they are explicitly stated or are implied by customary business practices. There was no significant revenue recognized in the years ended December 31, 2020 and 2019 related to performance obligations satisfied in prior periods. Tripadvisor has applied a practical expedient and does not disclose the value of unsatisfied performance obligations that have an original expected duration of less than one year, and Tripadvisor does not have any material unsatisfied performance obligations over one year. The value related to Tripadvisor’s remaining or partially satisfied performance obligations relates to subscription services that are satisfied over time or services that are recognized at a point in time, but not yet achieved.  The timing of services, invoicing and payments do not include a significant financing component. Tripadvisor’s customer invoices are generally due 30 days from the time of invoicing.

Tripadvisor recognizes an asset for the incremental costs of obtaining a contract with a customer if it expects the benefit of those costs to be longer than one year. Although the substantial majority of its contract costs have an amortization period of less than one year, Tripadvisor has determined contract costs arising from certain sales incentives have an amortization period in excess of one year given the high likelihood of contract renewal. Sales incentives are not paid upon renewal of these contracts and therefore are not commensurate with the initial sales incentive costs. As of both December 31, 2020 and 2019, there were $4 million of unamortized contract costs in other assets, at cost, net of accumulated amortization in the consolidated balance sheet. These contract costs are amortized on a straight-line basis over the estimated customer life, which is based on historical customer retention rates. Amortization expense recorded to selling, general and administrative expense during both the years ended December 31, 2020 and 2019, were $1 million, and not material for the year ended December 31, 2018. Tripadvisor assesses such assets for impairment when events or circumstances indicate that the carrying amount may not be recoverable.

The recognition of revenue may require the application of judgment related to the determination of the performance obligations, the timing of when the performance obligations are satisfied and other areas. The determination of Tripadvisor’s performance obligations does not require significant judgment given that it generally does not provide multiple services to a customer in a transaction, and the point in which control is transferred to the customer is readily determinable. In instances where Tripadvisor recognizes revenue over time, it generally has either a subscription service that is recognized over time on a straight-line basis using the time-elapsed output method, or based on other output measures that provide a faithful depiction of the transfer of Tripadvisor’s services. When an estimate for cancellations is included in the transaction price, the estimate is based on historical cancellation rates and current trends. There have been no significant adjustments to Tripadvisor’s cancellation estimates and cancellation estimates are not significant. Taxes assessed by a government authority that are both imposed on and concurrent with a specific revenue–producing transaction,

LIBERTY TRIPADVISOR HOLDINGS, INC.

Notes to Consolidated Financial Statements (Continued)

December 31, 2020, 2019 and 2018

that are collected by Tripadvisor from a customer, are reported on a net basis, or in other words, excluded from revenue on its consolidated financial statements. The application of Tripadvisor’s revenue recognition policies and a description of the principal activities from which it generates revenue, are presented below.

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

In addition, Tripadvisor offers subscription-based advertising to hotels, owners of B&Bs and other specialty lodging properties. Subscription-based advertising services are predominantly sold for a flat fee for a contracted period of time of one year or less and revenue is recognized on a straight-line basis over the period of the subscription service as efforts are expended evenly throughout the contract period.

Tripadvisor also generates revenue from its cost-per-action, or “CPA” model, which consists of contextually-relevant booking links to its travel partners’ websites which are advertised on its platform. Tripadvisor earns a commission from its travel partners, based on a pre-determined contractual commission rate, for each traveler who clicks to and books a hotel reservation on the travel partners’ website, which results in a traveler stay. CPA revenue is billable only upon the completion of each traveler’s stay resulting from a hotel reservation. The travel partners provide the service to the travelers and Tripadvisor acts as an agent under ASC 606 – Revenue from Contracts with Customers (“ASC 606”). Tripadvisor’s performance obligation is complete at the time of the hotel reservation booking, and the commission earned is recognized upon booking, as Tripadvisor has no post-booking service obligations. Tripadvisor recognizes this revenue net of an estimate of the impact of cancellations, which are not significant, using historical cancellation rates and current trends. Contract assets are recognized at the time of booking for commissions that are billable at the time of stay. To a lesser extent, Tripadvisor also offers travel partners the opportunity to advertise and promote their business through hotel sponsored placements on Tripadvisor’s websites. This service is generally priced on a CPC basis, with payments from travel partners determined by the number of travelers who click on the sponsored link multiplied by the CPC rate for each specific click. CPC rates for hotel sponsored placements that its travel partners pay are generally based on bids submitted as part of an auction by Tripadvisor’s travel partners. When a CPC bid is submitted, the travel partner agrees to pay Tripadvisor the bid amount each time a traveler clicks on a link to its travel partner’s websites. Bids can be submitted periodically – as often as daily – on a property-by-property basis. Tripadvisor records this click-based advertising revenue as the click occurs and traveler leads are sent to the travel partner as its performance obligation is fulfilled at that time. Hotel sponsored placements revenue is generally billed to Tripadvisor’s travel partners on a monthly basis consistent with the timing of the service.

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

LIBERTY TRIPADVISOR HOLDINGS, INC.

Notes to Consolidated Financial Statements (Continued)

December 31, 2020, 2019 and 2018

Experiences & Dining Segment

Tripadvisor provides information and services that allow consumers to research and book tours, activities and experiences in popular travel destinations primarily through Viator, Tripadvisor’s dedicated Experiences offering, and on the Tripadvisor website and mobile apps.  Tripadvisor generates commissions for each booking transaction it facilitates through its online reservation system.

Tripadvisor also provides information and services for consumers to research and book restaurant reservations in popular travel destinations through its dedicated restaurant reservations offering, TheFork, and on Tripadvisor-branded websites and mobile apps. Tripadvisor primarily generates transaction fees (or per seated diner fees) that are paid by Tripadvisor’s restaurant customers for diners seated primarily from bookings through TheFork’s online reservation system.

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

In addition, Other also includes revenue generated from flights, cruises, and car offerings on Tripadvisor-branded websites and its portfolio of travel media brands, which primarily includes click-based advertising and display-based advertising revenue.

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

LIBERTY TRIPADVISOR HOLDINGS, INC.

Notes to Consolidated Financial Statements (Continued)

December 31, 2020, 2019 and 2018

	Years ended December 31,
	2020	2019	2018

	amounts in millions
Hotels, Media & Platform
Tripadvisor-branded hotels	$292	779	848
Tripadvisor-branded display and platform	69	160	153
Total Hotels, Media & Platform	361	939	1,001

Experiences & Dining	186	456	372
Corporate and other	57	165	242
Total Revenue	$604	1,560	1,615

The following table provides information about the opening and closing balances of accounts receivable and contract assets from contracts with customers (in millions):

	December 31,	December 31,
	2020	2019
Accounts receivable	$70	176
Contract assets	13	7
Total	$83	183

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

During the year ended December 31, 2020, Tripadvisor recorded approximately $6 million of incremental allowance for expected credit losses on accounts receivable and contract assets, when compared to the same period in 2019, primarily due to the impact of COVID-19. Actual future bad debt could differ materially from this estimate resulting from changes in Tripadvisor’s assumptions of the duration and ultimate severity of the impact of the COVID-19 pandemic.

Contract liabilities generally include payments received in advance of performance under the contract, and are realized as revenue as the performance obligation to the customer is satisfied, which Tripadvisor presents as deferred revenue on its consolidated balance sheets. As of January 1, 2020 and 2019, Tripadvisor had $62 million and $63 million, respectively, recorded as deferred revenue on its consolidated balance sheet, of which $51 million and $61 million, respectively, was recognized into revenue and $11 million and $2 million was refunded due to cancellations by travelers during the years ended December 31, 2020 and 2019.

There were no significant changes in contract assets or deferred revenue during the years ended December 31, 2020 and 2019, related to business combinations, impairments, cumulative catch-ups or other material adjustments. However, to the extent the COVID-19 pandemic continues, Tripadvisor may incur additional significant and unanticipated cancellations by consumers related to future travel, accommodations and tour bookings, which have been reserved by travelers and recorded as deferred revenue on our consolidated balance sheet as of December 31, 2020.

LIBERTY TRIPADVISOR HOLDINGS, INC.

Notes to Consolidated Financial Statements (Continued)

December 31, 2020, 2019 and 2018

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

Stock-Based Compensation

As more fully described in note 12, TripCo grants to its directors, employees and employees of its subsidiaries restricted stock and options (collectively, “Awards”) to purchase shares of TripCo common stock. TripCo measures the cost of employee services received in exchange for an equity classified Award (such as stock options and restricted stock) based on the grant-date fair value of the Award, and recognizes that cost over the period during which the employee is required to provide service (usually the vesting period of the Award). TripCo measures the cost of employee services received in exchange for a liability classified Award based on the current fair value of the Award, and remeasures the fair value of the Award at each reporting date. Certain outstanding awards that were previously granted by Qurate Retail were assumed by TripCo upon the completion of the TripCo Spin-Off. Additionally, Tripadvisor is a consolidated company and has issued stock-based compensation to its employees related to its common stock. The consolidated statements of operations include stock-based compensation related to TripCo Awards and Tripadvisor equity awards.

LIBERTY TRIPADVISOR HOLDINGS, INC.

Notes to Consolidated Financial Statements (Continued)

December 31, 2020, 2019 and 2018

Included in the accompanying consolidated statements of operations are the following amounts of stock-based compensation for the years ended December 31, 2020, 2019 and 2018 (amounts in millions):

	December 31,
	2020	2019	2018
Operating expense	$45	56	52
Selling, general and administrative	67	75	71
	$112	131	123

During the years ended December 31, 2020, 2019 and 2018, Tripadvisor capitalized $15 million, $19 million and $13 million, respectively, of stock-based compensation expense as internal-use software and website development costs.

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

Deferred Merchant Payables

In Tripadvisor’s Experiences and Rentals free-to-list offerings, Tripadvisor generally receives cash from travelers at the time of booking and records these amounts, net of Tripadvisor’s commissions, on its consolidated balance sheets as deferred merchant payables. Tripadvisor pays the suppliers, generally the third-party experience providers and vacation rental owners, after the travelers’ use. Therefore, it receives cash from the traveler prior to paying the suppliers and this operating cycle represents a working capital source or use of cash to Tripadvisor. Tripadvisor’s deferred merchant payables balance was $36 million and $159 million for the years ended December 31, 2020 and 2019, respectively.

LIBERTY TRIPADVISOR HOLDINGS, INC.

Notes to Consolidated Financial Statements (Continued)

December 31, 2020, 2019 and 2018

Certain Risks and Concentrations

In addition to the impact of COVID-19 outlined in note 1, the Tripadvisor business is subject to certain risks and concentrations, including a concentration related to dependence on relationships with its customers. For the years ended December 31, 2020, 2019 and 2018, Tripadvisor’s two most significant travel partners, Expedia Group Inc. (“Expedia”) and Booking Holdings Inc., which each accounted for 10% or more of Tripadvisor’s consolidated revenue and combined accounted for approximately 25%, 33% and 37%, respectively, of its total revenue.

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

Earnings (Loss) per Common Share (EPS)

Basic earnings (loss) per common share (“EPS”) is computed by dividing net earnings (loss) by the weighted average number of common shares outstanding for the period. Diluted EPS presents the dilutive effect on a per share basis of potential common shares as if they had been converted at the beginning of the periods presented. Excluded from EPS for the year ended December 31, 2020, are 1 million potential common shares because their inclusion would be antidilutive, and excluded from EPS for the years ended December 31, 2019 and 2018 are 2 million potential common shares because their inclusion would be antidilutive. Also excluded from EPS for the year ended December 31, 2020, because their inclusion would be antidilutive, were 13 million shares that are contingently issuable at the Company’s election pursuant to an exercise of the Put Option (defined and described in note 10), which were calculated in accordance with the terms of the Certificate of Designations for the Series A Preferred Stock as if the Put Option had been exercised at December 31, 2020.

LIBERTY TRIPADVISOR HOLDINGS, INC.

Notes to Consolidated Financial Statements (Continued)

December 31, 2020, 2019 and 2018

	Years ended December 31,
	2020 (a)	2019	2018

	in millions
Numerator
Net earnings (loss) attributable to Liberty TripAdvisor Holdings, Inc. shareholders	$(238)	(22)	(64)
Less: Preferred stock carrying value adjustment and transaction costs	150	NA	NA
Net earnings (loss) available to common shareholders	$(388)	(22)	(64)
Denominator
Basic EPS	75	75	74
Potentially dilutive shares	1	—	—
Diluted EPS	76	75	74
(a)	Potentially dilutive shares are excluded from the computation of diluted EPS during periods in which losses are reported since the result would be antidilutive.

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

The COVID-19 pandemic has created and may continue to create significant uncertainty in macroeconomic conditions, which may cause further business disruptions and continue to adversely and materially impact our results of operations. As a result, some of our estimates and assumptions required increased judgment and carry a higher degree of variability and volatility. As events continue to evolve and additional information becomes available, our estimates may change materially in future periods.

(3) Supplemental Disclosures to Consolidated Statements of Cash Flows

	Years ended December 31,
	2020	2019	2018

	amounts in millions
Acquisitions, net of cash acquired:
Intangibles not subject to amortization	$8	85	12
Intangibles subject to amortization	—	26	14
Fair value of other assets acquired	(3)	5	—
Net liabilities assumed	—	(8)	—
Deferred tax assets (liabilities)	(1)	—	(2)
Acquisitions, net of cash acquired	$4	108	24
Equity method investment acquired for non-cash consideration	$—	41	—
Cash paid for interest	$24	28	8
Cash paid for income taxes	$3	47	53

LIBERTY TRIPADVISOR HOLDINGS, INC.

Notes to Consolidated Financial Statements (Continued)

December 31, 2020, 2019 and 2018

(4) Acquisitions

Acquisitions

Tripadvisor had no material acquisitions during the year ended December 31, 2020. During the year ended December 31, 2019, Tripadvisor completed three acquisitions of businesses aggregating total purchase price consideration of $109 million. Tripadvisor acquired 100% ownership of the following: SinglePlatform, a leading online content management and syndication platform company based in the U.S.; BookaTable, an online restaurant reservation and booking platform company based in the U.K.; and Restorando, an online restaurant reservation and booking platform company based in Argentina.  Tripadvisor paid cash consideration of $107 million, net of $2 million of cash acquired.

During the year ended December 31, 2018, Tripadvisor acquired one business for a purchase price and net cash consideration of $23 million.

The following table presents the final purchase price allocations for the 2019 and 2018 acquisitions as recorded on our consolidated balance sheet:

	Years ended December 31,
	2019	2018

	amounts in millions
Goodwill (1)	$88	11
Intangible assets	26	14
Net tangible assets (liabilities)	(5)	—
Deferred tax liabilities, net	—	(2)
Total purchase price consideration	$109	23

(1)	Goodwill of $53 million is not deductible for tax purposes.

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

LIBERTY TRIPADVISOR HOLDINGS, INC.

Notes to Consolidated Financial Statements (Continued)

December 31, 2020, 2019 and 2018

The Company’s assets and liabilities measured at fair value are as follows:

	December 31, 2020			December 31, 2019
		Quoted prices	Significant		Quoted prices	Significant
		in active	other		in active	other
		markets for	observable		markets for	observable
		identical assets	inputs		identical assets	inputs
Description	Total	(Level 1)	(Level 2)	Total	(Level 1)	(Level 2)

amounts in millions
Cash equivalents	$4	4	—	22	22	—
Variable prepaid forward	$14	—	14	NA	NA	NA

On June 6, 2016, TripCo entered into a variable postpaid forward transaction (the “VPF”) with a financial institution with respect to 7 million Tripadvisor common shares held by the Company. TripCo unwound and terminated the VPF during the fourth quarter of 2019.  The proceeds from the unwind of the VPF, together with additional borrowings under the Margin Loan (defined in note 7) and a special dividend from Tripadvisor, were used to pay all outstanding borrowings against the VPF, which aggregated $270 million, including accrued interest (see note 7).  Changes in the fair value of the VPF were recognized in realized and unrealized gains (losses) on financial instruments in the consolidated statements of operations.

On March 9, 2020, TripSPV, a wholly owned subsidiary of the Company, entered into a variable prepaid forward transaction (the “New VPF”) with a financial institution with respect to 2.4 million shares of Tripadvisor common stock held by the Company with a forward floor price of $17.25 per share and a forward cap price of $26.84 per share. Pursuant to the terms of the New VPF, TripSPV received a prepayment of $34 million on March 17, 2020 (see note 7). The liability associated with this instrument is included in other liabilities in the accompanying consolidated balance sheets. Changes in the fair value of the New VPF are recognized in realized and unrealized gains (losses) on financial instruments in the consolidated statements of operations.

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

Other Financial Instruments

Other financial instruments not measured at fair value on a recurring basis include trade receivables, trade payables, accrued and other current liabilities, current portion of debt and long-term debt. With the exception of debt, the carrying amount approximates fair value due to the short maturity of these instruments as reported on our consolidated balance sheets. The carrying value of a portion of our debt bears interest at a variable rate and therefore is also considered to approximate fair value. See note 7 for a description of the fair value of the Company’s fixed rate debt.

LIBERTY TRIPADVISOR HOLDINGS, INC.

Notes to Consolidated Financial Statements (Continued)

December 31, 2020, 2019 and 2018

(6) Goodwill and Other Intangible Assets

Goodwill and Indefinite Lived Intangible Assets

Changes in the carrying amount of goodwill are as follows:

	Tripadvisor	Hotels, Media & Platform	Experiences & Dining	Corporate and other	Total

	(in millions)
Balance at January 1, 2019	$2,443	-	-	-	2,443
Allocation to new segments (1)	(2,443)	1,923	250	270	-
Acquisition (2)	-	-	85	-	85
Other (3)	-	-	(2)	1	(1)
Balance at December 31, 2019	$-	1,923	333	271	2,527
Allocation to new segments (4)	-	6	-	(6)	-
Impairments (5)	-	(279)	-	(21)	(300)
Dispositions (6)	-	-	-	(18)	(18)
Other (7)	-	-	29	2	31
Balance at December 31, 2020	$-	1,650	362	228	2,240
(1)	The Company changed its reportable segments in the first quarter of 2019.
(2)	Additions to goodwill relate to Tripadvisor’s acquisitions (see note 4).
(3)	Other changes are primarily due to foreign currency translation on goodwill.
(4)	Re-allocation of goodwill as a result of changes to reporting units related to Tripadvisor internal restructuring.
(5)	TripCo recorded an $18 million goodwill impairment related to a business that was sold in June 2020, and an additional $3 million goodwill impairment during the third quarter of 2020 as a result of strategic decisions made regarding Tripadvisor’s China business. See discussion of the Hotels, Media & Platform reporting unit impairment below.
(6)	Dispositions relates to the sale of the aforementioned Tripadvisor business.
(7)	Other changes primarily relate to immaterial acquisitions and foreign currency translation on goodwill.

As presented in the accompanying consolidated balance sheets, trademarks are the other significant indefinite lived intangible asset. See the disclosure below for information related to the 2020 and 2019 impairments of the Company’s trademarks. Other fluctuations in the trademark balance from the prior year were due to the change in foreign exchange rates.

LIBERTY TRIPADVISOR HOLDINGS, INC.

Notes to Consolidated Financial Statements (Continued)

December 31, 2020, 2019 and 2018

Intangible Assets subject to amortization

Intangible assets subject to amortization are comprised of the following:

	December 31, 2020				December 31, 2019
	Weighted
	Average	Gross		Net	Gross		Net
	Remaining	carrying	Accumulated	carrying	carrying	Accumulated	carrying
	Useful Life	amount	amortization	amount	amount	amortization	amount

	in years	amounts in millions
Customer relationships	1	$1,059	(992)	67	1,036	(910)	126
Other	3	589	(454)	135	552	(401)	151
Total		$1,648	(1,446)	202	1,588	(1,311)	277

Intangible assets are being amortized generally on an accelerated basis as reflected in amortization expense and in the future amortization table below.

Amortization expense was $136 million, $139 million and $137 million for the years ended December 31, 2020, 2019 and 2018, respectively.

The estimated future amortization expense for the next five years related to intangible assets with definite lives as of December 31, 2020, assuming no subsequent impairment of the underlying assets, is as follows (amounts in millions):

2021	$80
2022	$35
2023	$31
2024	$28
2025	$25

Impairments

Due to the current and expected impact of COVID-19 on Tripadvisor’s operating results, and a sustained decline in Tripadvisor’s stock price, impairments of $250 million of trademarks and $279 million of goodwill were recorded during the year ended December 31, 2020, respectively, related to the Hotels, Media & Platform reporting unit. The fair value of the trademarks was determined using the relief from royalty method. The fair value of the reporting unit was determined using a combination of market multiples (market approach) and discounted cash flow (income approach) calculations (Level 3).

Based on the quantitative assessment performed during the second quarter of 2020 and the resulting impairment losses recorded, the estimated fair values of the trademark and Hotels, Media & Platform reporting unit approximate their respective carrying values. Additionally, due to the COVID-19 environment and our inability to predict the expected duration and ultimate severity of the impact of COVID-19, the Company believes its reporting units and trademark are at an elevated risk of impairment in future periods. TripCo will continue to monitor Tripadvisor’s financial performance, stock price and other events and circumstances that may negatively impact the estimated fair values to determine if future impairment assessments may be necessary.

LIBERTY TRIPADVISOR HOLDINGS, INC.

Notes to Consolidated Financial Statements (Continued)

December 31, 2020, 2019 and 2018

Due to deteriorations in revenue, impairment losses of $288 million were recorded during the year ended December 31, 2019 related to trademarks.  The trademarks were related to the hotels, media & platform reporting unit in 2019.  The fair value of the trademarks was determined using the relief from royalty method.

As of December 31, 2020, accumulated goodwill impairment losses for Tripadvisor totaled $1,571 million.

(7) Debt

Outstanding debt at December 31, 2020 and 2019 is summarized as follows:

	December 31,	December 31,
	2020	2019

	amounts in millions
TripCo margin loan	$—	355
TripCo variable prepaid forward	41	—
Tripadvisor 2015 Credit Facility	—	—
Tripadvisor Senior Notes	500	—
Deferred financing costs	(9)	(2)
Total consolidated TripCo debt	$532	353
Less debt classified as current	—	—
Total long-term debt	$532	353

TripCo Debt

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

On June 10, 2019, a wholly owned subsidiary of TripCo (“TripSPV”) entered into a margin loan agreement which included borrowings of $225 million under a term loan and an additional $25 million available under a delayed draw term loan (collectively, the “Margin Loan”). On November 13, 2019, TripSPV borrowed $15 million under the delayed draw term loan. Pursuant to an amendment to the Margin Loan on November 19, 2019, TripSPV borrowed an additional $75 million under the term loan.  In addition, availability under the delayed draw term loan was limited to the $15 million already outstanding. Also pursuant to the November 19, 2019 amendment, on December 20, 2019, TripSPV borrowed an additional $33 million under the term loan.

On March 10, 2020, TripSPV amended the Margin Loan agreement, which, among other things, modified the margin call thresholds which would require mandatory prepayment of the Margin Loan.

On March 12, 2020, the closing share price of Tripadvisor common stock price fell below the minimum value and triggered the mandatory prepayment of all amounts outstanding under the Margin Loan.  In connection with the New

LIBERTY TRIPADVISOR HOLDINGS, INC.

Notes to Consolidated Financial Statements (Continued)

December 31, 2020, 2019 and 2018

VPF entered into on March 9, 2020, as described in note 5, TripCo received a prepayment of $34 million on March 17, 2020. The term of the New VPF is three years. At maturity, the accreted loan amount due will be approximately $42 million.  As of December 31, 2020, 2.4 million shares of Tripadvisor common stock, with a value of approximately $69 million, were pledged as collateral pursuant to the New VPF contract.

On March 26, 2020, the proceeds from the New VPF, proceeds from the Series A Preferred Stock (described and defined in note 10) issuance, and cash on hand were used to pay all amounts outstanding under the Margin Loan, which aggregated $363 million, including accrued interest.

During the year ended December 31, 2019, TripCo recorded $6 million of non-cash interest related to the Margin Loan.

On February 18, 2021 the Company entered into a $25 million Senior Secured Revolving Credit Facility (the “Credit Facility”).  The Credit Facility matures on the earliest of (i) February 18, 2024, (ii) if the holders of Series A Preferred Stock exercise their put rights (see note 10), the earlier of (a) the date that is 120 days from the date the holders of Series A Preferred Stock exercise their put rights or (b) the date the shares of Series A Preferred Stock are redeemed and (iii) 15 days following the consummation of certain change of control transactions. The Credit Facility will bear interest at LIBOR plus 3.00%.  The Credit Facility will be drawn on primarily to cover corporate general and administrative expenses.

Tripadvisor 2015 Credit Facility

In June 2015, Tripadvisor entered into a five-year credit agreement, with a group of lenders (as amended, the “Credit Agreement”), which, among other things, provided for a $1 billion unsecured revolving credit facility (the “2015 Credit Facility”).  In May 2017, the 2015 Credit Facility was amended to increase the aggregate amount of revolving loan commitments available to $1.2 billion and extend the maturity date from June 26, 2020 to May 12, 2020. On May 5, 2020, Tripadvisor amended the 2015 Credit Facility to, among other things, suspend the leverage ratio covenant on this facility beginning in the second quarter of 2020 and ending prior to September 30, 2021 (or such earlier date as elected by Tripadvisor), and replacing it with a minimum liquidity covenant (the “Leverage Covenant Holiday”), that requires Tripadvisor to maintain $150 million of unrestricted cash, cash equivalents and short-term investments less deferred merchant payables plus available revolver capacity, secured the obligations under the agreement, as well as decrease the aggregate amount of revolving loan commitments available to $1.0 billion from $1.2 billion.

On December 17, 2020, Tripadvisor amended the 2015 Credit Facility to, among other things, continue the suspension of the requirement for quarterly testing of compliance with the leverage ratio covenant until the earlier of (a) the first day after June 30, 2021 through maturity on which borrowings and other revolving credit utilizations under the revolving commitments exceed $200 million, and (b) the election of Tripadvisor (the “Covenant Changeover Date”), at which time the leverage ratio covenant will be reinstated. The amendment also decreased the aggregate amount of revolving loan commitments available to $500 million from $1.0 billion and extended the maturity date of the 2015 Credit Facility from May 12, 2022 to May 12, 2024.

As of both December 31, 2020 and December 31, 2019 Tripadvisor had no outstanding borrowings under the 2015 Credit Facility. During the first quarter of 2020, Tripadvisor borrowed $700 million under the 2015 Credit Facility. These funds were drawn down as a precautionary measure to reinforce Tripadvisor’s liquidity position and preserve financial flexibility in light of uncertainty in the global markets resulting from COVID-19. Tripadvisor repaid these borrowings in full during the third quarter of 2020. During the timeframe for which the leverage ratio covenant is suspended, any outstanding or future borrowings under the 2015 Credit Facility will bear interest at LIBOR plus a 2.25% margin with a LIBOR floor of 1% per annum. Tripadvisor is also required to pay a quarterly commitment fee, at an

LIBERTY TRIPADVISOR HOLDINGS, INC.

Notes to Consolidated Financial Statements (Continued)

December 31, 2020, 2019 and 2018

applicable rate of 0.5%, on the daily unused portion of the revolving credit facility for each fiscal quarter during the Leverage Covenant Holiday and also additional fees in connection with the issuance of letters of credit. Tripadvisor may borrow from the 2015 Credit Facility in U.S. dollars, Euros and British pounds. In addition, the 2015 Credit Facility includes $15 million of borrowing capacity available for letters of credit and $40 million for Swing Line borrowings on same-day notice. As of December 31, 2020 and 2019, Tripadvisor had issued $3 million of outstanding letters of credit under the 2015 Credit Facility.

Tripadvisor recorded interest and commitment fees on its 2015 Credit Facility of $10 million, $2 million and $3 million for the years ended December 31, 2020, 2019 and 2018, respectively, to interest expense on the consolidated statements of operations.  In connection with the amendments to Tripadvisor’s 2015 Credit Facility in 2020, Tripadvisor incurred additional lender fees and debt financing costs totaling $7 million, which were capitalized as deferred financing costs and recorded to other long-term assets on the consolidated balance sheet, while $2 million of previously deferred financing costs related to the 2015 Credit Facility were immediately recognized to interest expense on the consolidated statement of operations for the year ended December 31, 2020.  As of December 31, 2020, Tripadvisor had $5 million remaining in deferred financing costs in connection with the 2015 Credit Facility. These costs will be amortized over the remaining term of the 2015 Credit Facility, using the effective interest rate method, and recorded to interest expense on the consolidated statements of operations.

There is no specific repayment date prior to the maturity date for any borrowings under the Credit Agreement. Tripadvisor may voluntarily repay any outstanding borrowing under the 2015 Credit Facility at any time without premium or penalty, other than customary breakage costs with respect to Eurocurrency loans. Additionally, Tripadvisor believes that the likelihood of the lender exercising any subjective acceleration rights, which would permit the lenders to accelerate repayment of any outstanding borrowings, is remote. As such, Tripadvisor classifies any borrowings under this facility as long-term debt. The Credit Agreement contains a number of covenants that, among other things, restrict Tripadvisor’s ability to: incur additional indebtedness, create liens, enter into sale and leaseback transactions, engage in mergers or consolidations, sell or transfer assets, pay dividends and distributions, make investments, loans or advances, prepay certain subordinated indebtedness, make certain acquisitions, engage in certain transactions with affiliates, amend material agreements governing certain subordinated indebtedness, and change its fiscal year. The Credit Agreement also limits Tripadvisor from repurchasing shares of its common stock, and paying dividends, among other restrictions, during the Leverage Covenant Holiday. In addition, to secure the obligations under the Credit Agreement, Tripadvisor and certain subsidiaries have granted security interests and liens in and on, substantially all of their assets, as well as pledged shares of certain of Tripadvisor’s subsidiaries. The Credit Agreement also contains certain customary affirmative covenants and events of default, including a change of control. If an event of default occurs, the lenders under the Credit Agreement will be entitled to take various actions, including the acceleration of all amounts due under the 2015 Credit Facility.

Tripadvisor Senior Notes

On July 9, 2020, Tripadvisor completed the sale of $500 million aggregate principal amount of 7.000% senior notes due July 15, 2025 (the "Senior Notes") pursuant to a purchase agreement, dated July 7, 2020, among Tripadvisor, the guarantors party thereto (the “Guarantors”) and the initial purchasers party thereto in a private offering. The Senior Notes were issued pursuant to an indenture, dated July 9, 2020 (the “Indenture”), among Tripadvisor, the Guarantors and the trustee. The Indenture provides, among other things, that interest will be payable on the Senior Notes on January 15 and July 15 of each year, beginning on January 15, 2021, until their maturity date of July 15, 2025. The Senior Notes are senior unsecured obligations of Tripadvisor and are guaranteed on a senior unsecured basis by certain domestic subsidiaries.

Tripadvisor has the option to redeem all or a portion of the Senior Notes at any time on or after July 15, 2022 at the redemption prices set forth in the Indenture, plus accrued and unpaid interest, if any. Tripadvisor may also redeem all

LIBERTY TRIPADVISOR HOLDINGS, INC.

Notes to Consolidated Financial Statements (Continued)

December 31, 2020, 2019 and 2018

or any portion of the Senior Notes at any time prior to July 15, 2022, at a price equal to 100% of the aggregate principal amount thereof plus a make-whole premium and accrued and unpaid interest, if any. In addition, before July 15, 2022, Tripadvisor may redeem up to 40% of the aggregate principal amount of the Senior Notes with the net proceeds of certain equity offerings at the redemption price set forth in the Indenture, provided that certain conditions are met. Subject to certain limitations, in the event of a Change of Control Triggering Event (as defined in the Indenture), Tripadvisor will be required to make an offer to purchase the Senior Notes at a price equal to 101% of the aggregate principal amount of the Senior Notes repurchased, plus accrued and unpaid interest, if any, to the date of repurchase. These features have been evaluated as embedded derivatives under GAAP, however, Tripadvisor has concluded they do not meet the requirements to be accounted for separately.

In the third quarter of 2020, Tripadvisor used all proceeds from the Senior Notes to repay a portion of its 2015 Credit Facility outstanding borrowings. The deferred financing costs will be amortized over the remaining term of the Senior Notes, using the effective interest rate method, and recorded to interest expense on the consolidated statements of operations.

The Indenture contains covenants that, among other things and subject to certain exceptions and qualifications, restrict the ability of Tripadvisor and the ability of certain of its subsidiaries to incur or guarantee additional indebtedness or issue disqualified stock or certain preferred stock; pay dividends and make other distributions or repurchase stock; make certain investments; create or incur liens; sell assets; create restrictions affecting the ability of restricted subsidiaries to make distributions, loans or advances or transfer assets to Tripadvisor or the restricted subsidiaries; enter into certain transactions with Tripadvisor’s affiliates; designate restricted subsidiaries as unrestricted subsidiaries; and merge, consolidate or transfer or sell all or substantially all of Tripadvisor’s assets.

Fair Value

As of December 31, 2020, Tripadvisor estimated the fair value of its outstanding Senior Notes to be approximately $542 million and considered the Senior Notes to be a “Level 2” fair value measurement. The estimated fair value of the Senior Notes was based on recently reported market transactions and prices for identical or similar financial instruments obtained from a third-party pricing source.

Due to the primarily variable rate nature, TripCo believes that the carrying amount of its debt approximated fair value at December 31, 2020 and 2019.

Debt Covenants

As of December 31, 2020, Tripadvisor was in compliance with its debt covenants.

(8) Leases

Effective January 1, 2019, the Company adopted Accounting Standards Codification Topic 842 (“ASC 842”), and elected the transition method that allows for a cumulative-effect adjustment in the period of adoption.  ASC 842 requires a company to recognize lease assets and lease liabilities arising from operating leases in the statement of financial position. Additionally, the criteria for classifying a lease as a finance lease versus an operating lease are substantially the same as the previous guidance. Results for reporting periods beginning after January 1, 2019 are presented under ASC 842, while prior period amounts were not adjusted and continue to be reported under the accounting standards in effect for those periods.

We elected the following practical expedients available in transition upon adoption of ASC 842 and accounting

LIBERTY TRIPADVISOR HOLDINGS, INC.

Notes to Consolidated Financial Statements (Continued)

December 31, 2020, 2019 and 2018

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

Tripadvisor’s lease contracts contain both lease and non-lease components. Tripadvisor accounts separately for the lease and non-lease components of its office space leases and certain other leases, such as data center leases. However, for certain categories of equipment leases, such as network equipment and others, Tripadvisor accounts for the lease and non-lease components as a single lease component. Additionally, for certain equipment leases that have similar characteristics, Tripadvisor applies a portfolio approach to effectively account for operating lease ROU assets and lease liabilities, hence Tripadvisor does not expect the outcome to differ materially from applying the new guidance to individual leases.

Operating Leases

Tripadvisor leases office space in a number of countries around the world generally under non-cancelable lease agreements. Tripadvisor’s office space leases, exclusive of its Headquarters Lease, are operating leases. Operating lease ROU assets and liabilities are recognized at the lease commencement date, or the date the lessor makes the leased asset available for use, based on the present value of the lease payments over the lease term using Tripadvisor’s estimated incremental borrowing rate.

Tripadvisor’s office space operating leases expire at various dates with the latest maturity in June 2027. Certain leases include options to extend the lease term for up to 6 years and/or terminate the leases within 1 year, which Tripadvisor includes in the lease terms if it is reasonably certain to exercise these options.

Tripadvisor also establishes assets and liabilities for the present value of estimated future costs to return certain of its leased facilities to their original condition for asset retirement obligations. Such assets are depreciated over the lease period into operating expense, and the recorded liabilities are accreted to the future value of the estimated restoration costs and are included in other liabilities on the consolidated balance sheet. Tripadvisor’s asset retirement obligations were not material as of December 31, 2020 and December 31, 2019.

Finance Lease

In June 2013, Tripadvisor entered into its Headquarters Lease of an approximately 280,000 square foot rental building in Needham, Massachusetts, for an initial term of 15 years and 7 months or through December 2030. Tripadvisor also has an option to extend the term of the Headquarters Lease for two consecutive terms of five years each. Tripadvisor’s Headquarters Lease was accounted for as a finance lease upon the adoption of ASC 842 on January 1, 2019.

Finance lease ROU assets and finance lease liabilities are recognized at the lease commencement date or the date the lessor makes the leased asset available for use. Finance lease ROU assets are generally amortized on a straight-line basis over the lease term, and the carrying amount of the finance lease liabilities are (1) accreted to reflect interest using the incremental borrowing rate if the rate implicit in the lease is not readily determinable, and (2) reduced to reflect lease

LIBERTY TRIPADVISOR HOLDINGS, INC.

Notes to Consolidated Financial Statements (Continued)

December 31, 2020, 2019 and 2018

payments made during the period. Amortization expense for finance lease ROU assets and interest accretion on finance lease liabilities are recorded to depreciation and interest expense, respectively, in the consolidated statements of operations.

The components of lease expense during the years ended December 31, 2020 and December 31, 2019 were as follows:

	Year ended
	December 31, 2020	December 31, 2019
	in millions
Operating lease cost (1)	$28	24
Finance lease cost:
Amortization of right-of-use assets (2)	$10	9
Interest on lease liabilities (3)	4	4
Total finance lease cost	$14	13
Sublease income (1)	(3)	(3)
Total lease cost, net	$39	34
(1)	Included in operating expense, including stock-based compensation in the consolidated statement of operations.
(2)	Included in depreciation expense in the consolidated statement of operations.
(3)	Included in interest expense in the consolidated statement of operations.

Prior to the adoption of ASC 842, rental expense under lease agreements amounted to $17 million for the year ended December 31, 2018.

Supplemental balance sheet information related to leases is as follows:

	December 31, 2020	December 31, 2019
	in millions
Operating leases:
Operating lease right-of-use assets (1)	$54	74

Current operating lease liabilities (2)	$21	20
Operating lease liabilities (3)	46	64
Total operating lease liabilities	$67	84

Finance Lease:
Finance lease right-of-use assets (4)	$95	105

Current finance lease liabilities (2)	$5	5
Finance lease liabilities (3)	71	78
Total finance lease liabilities	$76	83
(1)	Included in other assets, at cost, net of accumulated amortization in the consolidated balance sheet.
(2)	Included in accrued liabilities and other current liabilities in the consolidated balance sheet.
(3)	Included in other liabilities in the consolidated balance sheet.
(4)	Included in property and equipment, net in the consolidated balance sheet.

Additional information related to leases is as follows for the periods presented:

LIBERTY TRIPADVISOR HOLDINGS, INC.

Notes to Consolidated Financial Statements (Continued)

December 31, 2020, 2019 and 2018

	Year ended
	December 31, 2020	December 31, 2019
	in millions
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash outflows from operating leases	$26	26
Operating cash outflows from finance lease	$4	4
Financing cash outflows from finance lease	$6	5
Right-of-use assets obtained in exchange for lease liabilities:
Operating leases	$4	106
Finance lease	$—	88

	As of
	December 31, 2020	December 31, 2019
Weighted-average remaining lease term
Operating leases	3.7 years	4.4 years
Finance lease	10.0 years	11.0 years
Weighted-average discount rate
Operating leases	3.99%	4.11%
Finance lease	4.49%	4.49%

Future lease payments under non-cancellable leases as of December 31, 2020 were as follows:

	Operating Leases	Finance Lease

	in millions
2021	$25	10
2022	21	10
2023	13	10
2024	8	10
2025	3	10
Thereafter	2	46
Total future lease payments	$72	96
Less: imputed interest	(5)	(20)
Total	$67	76

As of December 31, 2020, we did not have any additional operating or finance leases that have not yet commenced but that create significant rights and obligations.

LIBERTY TRIPADVISOR HOLDINGS, INC.

Notes to Consolidated Financial Statements (Continued)

December 31, 2020, 2019 and 2018

(9) Income Taxes

Income tax benefit (expense) consists of:

	Years ended
	December 31,
	2020	2019	2018

	amounts in millions
Current:
Federal	$73	(31)	(39)
State and local	3	(6)	(12)
Foreign	3	(26)	(14)
	$79	(63)	(65)
Deferred:
Federal	$37	27	14
State and local	28	20	(5)
Foreign	8	32	(1)
	73	79	8
Income tax benefit (expense)	$152	16	(57)

The following table presents a summary of our domestic and foreign earnings (losses) from continuing operations before income taxes:

	Years ended
	December 31,
	2020	2019	2018

	amounts in millions
Domestic	$(855)	(178)	3
Foreign	(159)	46	45
Total	$(1,014)	(132)	48

LIBERTY TRIPADVISOR HOLDINGS, INC.

Notes to Consolidated Financial Statements (Continued)

December 31, 2020, 2019 and 2018

Income tax benefit (expense) differs from the amounts computed by applying the U.S. federal income tax rate of 21% as a result of the following:

	Years ended
	December 31,
	2020	2019	2018

	amounts in millions
Computed expected tax benefits (expense)	$213	28	(10)
State and local taxes, net of federal income taxes	26	2	(14)
Foreign taxes, net of foreign tax credits	3	13	11
Taxable dividend net of dividends received deduction	—	(13)	—
Basis difference in consolidated subsidiary	(1)	22	(17)
Change in valuation allowance	(40)	(11)	(4)
Change in unrecognized tax benefits	(4)	(25)	(12)
Federal tax credits	9	11	9
Stock-based compensation	(14)	(4)	(8)
Impairment of nondeductible goodwill	(65)	—	—
Rate differential on U.S. net operating loss carryback	23	—	—
Other	2	(7)	(12)
Income tax (expense) benefit	$152	16	(57)

During 2020, the Company recognized additional tax expense related to the impairment of goodwill that is not deductible for tax purposes.

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

The CARES Act made tax law changes to provide financial relief to companies as a result of the business impacts of COVID-19. Key income tax provisions of the CARES Act include changes in net operating loss (“NOL”) carryback and carryforward rules, increase of the net interest expense deduction limit, and immediate write-off of qualified improvement property. The CARES Act allows us to carryback Tripadvisor’s U.S. federal NOLs incurred in 2020, generating an expected U.S. benefit of $76 million, of which $48 million will be refunded. This refund is recorded in income taxes receivable on our consolidated balance sheet as of December 31, 2020 and is expected to be received during 2021. Tripadvisor also reduced its long-term transition tax payable related to the 2017 Tax Cuts and Jobs Act by $28 million as a result of the NOL carryback.

LIBERTY TRIPADVISOR HOLDINGS, INC.

Notes to Consolidated Financial Statements (Continued)

December 31, 2020, 2019 and 2018

The tax effects of temporary differences and tax attributes that give rise to significant portions of the deferred income tax assets and deferred income tax liabilities are presented below:

	December 31,
	2020	2019

	amounts in millions
Deferred tax assets:
Tax loss and credit carryforwards	$141	89
Stock-based compensation	38	53
Lease financing obligation	23	24
Other	(16)	(23)
Total deferred tax assets	186	143
Less: valuation allowance	(122)	(80)
Net deferred tax assets	64	63
Deferred tax liabilities:
Intangible assets	(231)	(297)
Investments	(13)	(17)
Other	4	3
Total deferred tax liabilities	(240)	(311)
Net deferred tax liability	$(176)	(248)

During the year ended December 31, 2020, there was a $40 million increase in the Company’s valuation allowance that affected tax expense and a $2 million increase related to the impact of foreign exchange rates.

As a result of the Tax Cuts and Jobs Act of 2017, foreign earnings may now generally be repatriated back to the U.S. without incurring U.S. federal income tax.  Historically, Tripadvisor had asserted its intention to indefinitely reinvest the cumulative undistributed earnings of its foreign subsidiaries.  In response to increased cash requirements in the U.S. related to Tripadvisor’s declaration of a special cash dividend and other strategic initiatives during the fourth quarter of 2019, Tripadvisor determined it no longer considers all foreign earnings to be indefinitely reinvested. As of December 31, 2020, $376 million of Tripadvisor’s cumulative undistributed foreign earnings were no longer considered to be indefinitely reinvested.  Tripadvisor intends to indefinitely reinvest $118 million of these foreign earnings in its non-U.S. subsidiaries, which determination of any related unrecognized deferred income tax liability is not practicable.

At December 31, 2020, the Company has a deferred tax asset of $141 million for federal, state, and foreign NOLs, interest expense carryforwards and tax credit carryforwards.  Of this amount, $119 million is recorded at Tripadvisor.  If not utilized to reduce income tax liabilities at Tripadvisor in future periods, these loss carryforwards and tax credits will expire at various times between 2021 and 2036.  The remaining deferred tax asset of $22 million relates to federal and state NOL carryforwards and interest expense carryforwards recorded at TripCo. If not utilized to reduce income tax liabilities at TripCo in future periods, $17.1 million of these NOL carryforwards will expire at various times between 2023 and 2037.  The remaining $4.9 million of NOLs and interest expense carryforwards may be carried forward indefinitely. These carryforwards recorded at Tripadvisor and TripCo are expected to be utilized prior to expiration, except for $122 million of NOLs, interest expense carryforwards, and tax credit carryforwards, which based on current projections may expire unused.

LIBERTY TRIPADVISOR HOLDINGS, INC.

Notes to Consolidated Financial Statements (Continued)

December 31, 2020, 2019 and 2018

A reconciliation of unrecognized tax benefits is as follows (amounts in millions):

	Years ended
	December 31,
	2020	2019	2018
Balance at beginning of year	$140	136	123
Additions based on tax positions related to the current year	3	11	11
Additions for tax positions of prior years	1	1	2
Reductions for tax positions of prior years	—	(8)	—
Balance at end of year	$144	140	136

As of December 31, 2020, 2019 and 2018, the Company had recorded tax reserves of $144 million, $140 million and $136 million, respectively, related to unrecognized tax benefits for uncertain tax positions, which are classified as long-term and included in other long-term liabilities on the consolidated balance sheets. Prior to the acquisition of a controlling interest in Tripadvisor in December 2012, the Company did not have any unrecognized tax benefits for uncertain tax positions. If the unrecognized tax benefits were to be recognized for financial statement purposes, approximately $74 million, $82 million and $87 million for the years ended December 31, 2020, 2019 and 2018, respectively, would be reflected in the Company’s tax expense and affect its effective tax rate. The Company’s estimate of its unrecognized tax benefits related to uncertain tax positions requires a high degree of judgment. The Company anticipates that the liability for unrecognized tax benefits could decrease by up to $4 million within the next twelve months due to the settlement of examinations of issues with tax authorities.

As of December 31, 2020 and 2019, the Company had recorded approximately $35 million and $29 million, respectively, of accrued interest and penalties related to uncertain tax positions.

As of December 31, 2020, TripCo’s tax years prior to 2017 are closed for federal income tax purposes, and the Internal Revenue Service (“IRS”) has completed its examination of TripCo’s 2017 and 2018 tax years. Because TripCo’s ownership of Tripadvisor is less than the required 80%, Tripadvisor does not consolidate with TripCo for federal income tax purposes.

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

Tripadvisor is undergoing an audit by the IRS for the short-period 2011, 2012-2016, and 2018 tax years and is also under an employment tax audit by the IRS for the 2015 through 2017 tax years. Various states are currently examining Tripadvisor’s prior year’s state income tax returns. Tripadvisor is no longer subject to tax examinations by tax authorities for years prior to 2009.  As of December 31, 2020, no material assessments have resulted, except as noted below.

In January 2017 and April 2019, as part of Expedia’s IRS audit, Tripadvisor received Notices of Proposed Adjustment from the IRS for the 2009, 2010 and 2011 tax years. Subsequently, in September 2019, as part of Tripadvisor’s

LIBERTY TRIPADVISOR HOLDINGS, INC.

Notes to Consolidated Financial Statements (Continued)

December 31, 2020, 2019 and 2018

standalone audit, Tripadvisor received Notices of Proposed Adjustment from the IRS for the 2012 and 2013 tax years, and in August 2020, Tripadvisor received Notices of Proposed Adjustment from the IRS for the 2014, 2015 and 2016 tax years.  These proposed adjustments are related to certain transfer pricing arrangements with Tripadvisor’s foreign subsidiaries, and would result in an increase to Tripadvisor’s worldwide income tax expense in an estimated range of $95 million to $105 million at the close of the audit if the IRS prevails, which includes $20 million to $30 million related to the 2009 through 2011 pre Expedia spin-off tax years. The estimated range takes in consideration competent authority relief and transition tax regulations, and is exclusive of deferred tax consequences and interest expense, which would be significant. Tripadvisor disagrees with the proposed adjustments and intends to defend its position through applicable administrative and, if necessary, judicial remedies. Tripadvisor’s policy is to review and update tax reserves as facts and circumstances change. Based on Tripadvisor’s interpretation of the regulations and available case law, it believes the position taken with regard to transfer pricing with its foreign subsidiaries is sustainable.  In addition to the risk of additional tax for 2009 through 2016 years, Tripadvisor would be subject to significant additional tax liabilities. Tripadvisor has requested competent authority assistance under the Mutual Agreement Procedure for tax years 2009 through 2013. Tripadvisor expects the competent authorities to present a resolution for the 2009 through 2011 tax years in the near future.  Upon receipt, Tripadvisor will assess the resolution provided by the competent authorities as well as its impact on its existing income tax reserves for all open subsequent years.

In January 2021, Tripadvisor received an issue closure notice relating to adjustments for 2012 through 2016 tax years from HM Revenue & Customs (“HMRC”). These proposed adjustments are related to certain transfer pricing arrangements with Tripadvisor’s foreign subsidiaries and would result in an increase to its worldwide income tax expense in an estimated range of $45 million to $55 million, exclusive of interest expense, at the close of the audit if HMRC prevails. Tripadvisor disagrees with the proposed adjustments and intends to defend its position through applicable administrative and, if necessary, judicial remedies. Tripadvisor’s policy is to review and update tax reserves as facts and circumstances change. Based on its interpretation of the regulations and available case law, Tripadvisor believes the position it has taken with regard to transfer pricing with its foreign subsidiaries is sustainable.

(10) Redeemable Preferred Stock

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

LIBERTY TRIPADVISOR HOLDINGS, INC.

Notes to Consolidated Financial Statements (Continued)

December 31, 2020, 2019 and 2018

Dividends

 Dividends on each share of Series A Preferred Stock accrue on a daily basis at a rate of 8.00% of the liquidation value and are payable annually, commencing after March 26, 2020. Dividends on each share of Series A Preferred Stock may be paid, at TripCo’s election, in cash, shares of the Company’s Series A common stock (“LTRPA”), or, at the election of the Purchaser, shares of the Company’s Series C common stock (“LTRPK”), provided, in each case, such shares are listed on a national securities exchange and are actively traded (such LTRPK shares, together with the LTRPA shares, the “Eligible Common Stock”), or a combination of cash and Eligible Common Stock. If a dividend is not declared and paid on the dividend payment date, the dividend amount will be added to the then-applicable liquidation price of the Series A Preferred Stock.

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

Recognition

As the Series A Preferred Stock is redeemable and the redemption triggers are outside of TripCo’s control, the Company is required to classify the shares outside of permanent equity.  The Company will calculate the carrying value of the Series A Preferred Stock pursuant to the Redemption Price calculation, and any changes in the carrying value of the Series A Preferred Stock will be recorded directly to retained earnings, or to additional paid-in capital in the absence of retained earnings. The Company must adjust net earnings for the change in the carrying value of the Series A Preferred Stock to determine the net earnings attributable to common shareholders to be used in the calculation of EPS.  For the year ended December 31, 2020, the adjustment for the Redemption Price, including transaction costs, was approximately $150 million.

LIBERTY TRIPADVISOR HOLDINGS, INC.

Notes to Consolidated Financial Statements (Continued)

December 31, 2020, 2019 and 2018

(11) Stockholders’ Equity

Common Stock

Series A common stock entitles the holders to one vote per share, Series B common stock entitles the holders to ten votes per share and Series C common stock, except as otherwise required by applicable law, entitles the holder to no voting rights.  All series of TripCo common stock participate on an equal basis with respect to dividends and distributions.

Subsidiary Purchases of Common Stock

On January 31, 2018, Tripadvisor’s Board of Directors authorized repurchases of up to $250 million of its shares of common stock under a share repurchase program. This share repurchase program has no expiration date but may be suspended or terminated by Tripadvisor’s Board of Directors at any time. During the year ended December 31, 2018, Tripadvisor repurchased 2,582,198 shares of its outstanding common stock for $100 million in the aggregate.

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

During the year ended December 31, 2020, Tripadvisor repurchased 4,707,450 shares of its outstanding stock for $115 million in the aggregate. As of December 31, 2020, Tripadvisor had approximately $75 million remaining available to repurchase shares of its common stock under this share repurchase program. While Tripadvisor’s Board of Directors has not suspended or terminated its share repurchase program, the terms of the Credit Agreement currently limit Tripadvisor from engaging in share repurchases during the Leverage Covenant Holiday and the terms of its Indenture impose certain limitations and restrictions on share repurchases. Refer to note 7 for further information about the Credit Agreement and the Indenture.

Subsidiary Dividends

On November 1, 2019, Tripadvisor’s Board of Directors declared a special cash dividend of $3.50 per share, or approximately $488 million in the aggregate. The dividend was payable on December 4, 2019 to stockholders of record on November 20, 2019. TripCo’s share of the dividend was $108 million based on our ownership in Tripadvisor. During the years ended December 31, 2020 and 2018, Tripadvisor’s Board of Directors did not declare any dividends on its common stock.

Any determination by Tripadvisor to pay dividends in the future will be at the discretion of Tripadvisor’s Board of Directors and will depend on its results of operations, earnings, capital requirements, financial condition, future prospects, contractual restrictions and other factors deemed relevant by Tripadvisor’s Board of Directors. Tripadvisor’s ability to pay dividends is also limited by the terms of the Credit Agreement during the Leverage Covenant Holiday. In connection with the declaration of such dividends, Tripadvisor’s non-vested RSUs are entitled to dividend equivalents, which will be payable to the holder subject to, and only upon vesting of, the underlying awards. Tripadvisor’s outstanding stock options are not entitled to dividend or dividend equivalents.

LIBERTY TRIPADVISOR HOLDINGS, INC.

Notes to Consolidated Financial Statements (Continued)

December 31, 2020, 2019 and 2018

(12) Stock-Based Compensation

TripCo Incentive Plans

TripCo has granted to certain of its directors and employees restricted stock units (“RSUs”) and stock options to purchase shares of TripCo common stock (collectively, “Awards”). TripCo measures the cost of employee services received in exchange for an equity classified Award based on the grant-date fair value (“GDFV”) of the Award, and recognizes that cost over the period during which the employee is required to provide service (usually the vesting period of the Award).  The Company measures the cost of employee services received in exchange for a liability classified Award based on the current fair value of the Award, and re-measures the fair value of the Award at each reporting date.

Pursuant to the Liberty TripAdvisor Holdings, Inc. 2019 Omnibus Incentive Plan, the Company may grant Awards in respect of a maximum of 5.0 million shares of TripCo common stock.  Awards generally vest over 1-5 years and have a term of 7-10 years.  TripCo issues new shares upon exercise of equity awards.

TripCo – Grants

During the years ended December 31, 2020 and 2019, TripCo granted 573 thousand and 27 thousand options, respectively, to purchase shares of Series B TripCo common stock to our CEO. Such options had a GDFV of $2.41 per share and $6.41 per share, respectively, at the time they were granted. The 2020 options vested immediately upon grant, and the 2019 options vested on December 31, 2019.  Also during the years ended December 31, 2020 and 2019, TripCo granted 242 thousand and 35 thousand performance-based RSUs, respectively, of Series B TripCo common stock to our CEO. The performance-based RSUs had a GDFV of $3.08 per share and $14.17 per share, respectively, at the time they were granted. The performance-based RSUs cliff vest one year from the month of grant, subject to the satisfaction of certain performance objectives. Performance objectives, which are subjective, are considered in determining the timing and amount of the compensation expense recognized. When the satisfaction of the performance objectives becomes probable, the Company records compensation expense. The probability of satisfying the performance objectives is assessed at the end of each reporting period.  During the year ended December 31, 2020, TripCo granted 30 thousand time-based RSUs of Series B TripCo common stock to our CEO which had a GDFV of $4.76 per share and cliff vested on December 10, 2020.  This RSU grant was issued in lieu of our CEO receiving 50% of his remaining base salary for the last three quarters of calendar year 2020, and he waived his right to receive the other 50%, in each case, in light of the ongoing financial impact of COVID-19.  In addition, during the years ended December 31, 2020 and 2019, TripCo granted 1 million and 320 thousand time-based RSUs, respectively, of Series B TripCo common stock to our CEO. These time-based RSUs cliff vest on December 7, 2024 and December 15, 2023, respectively, and represent two upfront grants related to the CEO’s new employment agreement.  See discussion in note 1 regarding the new compensation agreement with TripCo’s CEO.

During the years ended December 31, 2020 and 2019, TripCo granted to its employees 499 thousand and 73 thousand options, respectively, to purchase shares of Series A TripCo common stock.  Such options had a weighted average GDFV of $2.58 per share and $3.53 per share, respectively, and vest between two and five years.

During the years ended December 31, 2020, 2019 and 2018, TripCo granted 148 thousand, 79 thousand and 59 thousand options, respectively, to purchase shares of Series A TripCo common stock to its non-employee directors.  Such options had a weighted average GDFV of $2.76, $3.42 and $8.83 per share, respectively, and cliff vest over a 1-year vesting period.

There were no exercises, forfeitures or cancellations of Series B TripCo common stock during the year ended December 31, 2020.

LIBERTY TRIPADVISOR HOLDINGS, INC.

Notes to Consolidated Financial Statements (Continued)

December 31, 2020, 2019 and 2018

The Company has calculated the GDFV for all of its equity classified awards and any subsequent re-measurement of its liability classified awards using the Black-Scholes-Merton Model.  The Company estimates the expected term of the Awards based on historical exercise and forfeiture data.  For grants made in 2020, 2019 and 2018, the range of expected terms was 4.8 years to 6.3 years.  The volatility used in the calculation for Awards is based on the historical volatility of TripCo common stock.  For grants made in 2020, 2019 and 2018, the range of volatilities was 49.5% to 82.1%.  The Company uses a zero dividend rate and the risk-free rate for Treasury Bonds with a term similar to that of the subject options.

TripCo - Outstanding Awards

The following tables present the number and weighted average exercise price (“WAEP”) of Awards to purchase TripCo common stock granted to certain officers, employees and directors of the Company, as well as the weighted average remaining life and aggregate intrinsic value of the Awards.

			Weighted
			average
			remaining	Aggregate
			contractual	intrinsic
	Series A	WAEP	life	value
	in thousands		in years	in millions
Outstanding at January 1, 2020	717	$13.65
Granted	647	$4.12
Exercised	—	$—
Forfeited/Cancelled	(278)	$14.42
Outstanding at December 31, 2020	1,086	$7.78	5.8	$—
Exercisable at December 31, 2020	367	$14.37	4.0	$—

			Weighted
			average
			remaining	Aggregate
			contractual	intrinsic
	Series B	WAEP	life	value
	in thousands		in years	in millions
Outstanding at January 1, 2020	1,824	$27.63
Granted	573	$3.76
Exercised	—	$—
Forfeited/Cancelled	—	$—
Outstanding at December 31, 2020	2,397	$21.93	4.7	$18
Exercisable at December 31, 2020	2,397	$21.93	4.7	$18

As of December 31, 2020, the total unrecognized compensation cost related to unvested equity Awards was $8.6 million. Such amount will be recognized in the Company’s statements of operations over a weighted average period of approximately two years.

As of December 31, 2020, TripCo reserved 3.5 million shares of Series A and Series B TripCo common stock for issuance under exercise privileges of outstanding stock Awards.

LIBERTY TRIPADVISOR HOLDINGS, INC.

Notes to Consolidated Financial Statements (Continued)

December 31, 2020, 2019 and 2018

TripCo - Exercises

The aggregate intrinsic value of all TripCo options exercised during the year ended December 31, 2018 was $117 thousand.  No TripCo options were exercised in 2020 or 2019.

TripCo — Restricted Stock and Restricted Stock Units

The aggregate fair value of all restricted stock and restricted stock units of TripCo common stock that vested during the years ended December 31, 2020, 2019 and 2018 was $554 thousand, $159 thousand and $9 thousand, respectively.

As of December 31, 2020, TripCo had approximately 1.8 million unvested restricted stock and restricted stock units of Series A and Series B TripCo common stock held by certain directors, officers and employees of the Company with a weighted average GDFV of $4.64 per share.

Tripadvisor Equity Grant Awards

On June 21, 2018, Tripadvisor’s stockholders approved the 2018 Stock and Annual Incentive Plan (the “2018 Plan”) primarily for the purpose of providing sufficient reserves of shares of Tripadvisor’s common stock to ensure its ability to continue to provide new hires, employees and management with equity incentives. The number of shares reserved and available for issuance under the 2018 Plan is 6,000,000 plus the number of shares available for issuance (and not subject to outstanding awards) under the Amended and Restated 2011 Stock and Annual Incentive Plan (the “2011 Plan”), as of the effective date of the 2018 Plan and no additional awards will be granted under the 2011 Plan.  The 2018 Plan provides for the grant of stock options, stock appreciation rights, restricted stock, RSUs, and other stock-based awards to Tripadvisor’s directors, officers, employees and consultants. Grants were valued using a volatility of 43.4% and the applicable risk free rate for an expected term of 5.3 years for the year ended December 31, 2020, volatility of 42.1% and the applicable risk free rate for an expected term of 5.2 years for the year ended December 31, 2019 and a volatility of 41.9% and the applicable risk free rate for an expected term of 5.5 years for the year ended December 31, 2018.

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

December 31, 2020, 2019 and 2018

The following table presents the number, WAEP and aggregate intrinsic value of stock options to purchase Tripadvisor common stock granted under their 2011 Plan and 2018 Plan:

			Weighted
			Average
			Remaining	Aggregate
	Number of		Contractual	Intrinsic
	Options	WAEP	Life	Value
	in thousands		in years	in millions
Outstanding at January 1, 2020	6,017	$50.27
Granted	1,106	$25.23
Exercised	(4)	$22.94
Cancelled or expired	(1,504)	$46.72
Outstanding at December 31, 2020	5,615	$46.31	5.3	$3
Exercisable at December 31, 2020	3,293	$55.87	3.4	$—

The weighted average GDFV of service based stock options under their 2011 Plan and 2018 Plan was $10.08 for the year ended December 31, 2020. These stock options generally have a term of ten years from the date of grant and typically vest equally over a four year requisite service period. As of December 31, 2020, the total number of shares reserved for future stock-based awards under the 2018 Plan is approximately 8.4 million shares. Tripadvisor related stock-based compensation for the year ended December 31, 2020 was approximately $109 million. As of December 31, 2020, the total unrecognized compensation cost related to unvested Tripadvisor stock options was approximately $18 million and will be recognized over a weighted average period of approximately 1.7 years.

On May 27, 2020 and July 15, 2020, Tripadvisor’s Compensation Committee of its Board of Directors, approved modifications to the Company’s annual RSU and stock option grants, respectively, issued to its employees in the first quarter of 2020. Such modifications reduced the original grant-date vesting period from four years to two years. Tripadvisor estimates these modifications resulted in the acceleration and recognition of an additional $17 million of stock-based compensation expense during the year ended December 31, 2020, given the modified vesting term. There was no change to the original fair value of the impacted RSUs or stock options as a result of this modification.

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

During the year ended December 31, 2020, Tripadvisor granted approximately 7 million units, vested and released approximately 3 million units, and had cancellations of approximately 4 million units, which included primarily

LIBERTY TRIPADVISOR HOLDINGS, INC.

Notes to Consolidated Financial Statements (Continued)

December 31, 2020, 2019 and 2018

service-based RSUs and market-based MSUs under the 2018 Plan. The RSUs’ fair value was measured based on the quoted price of Tripadvisor common stock at the date of grant. As the MSUs provide for vesting based upon Tripadvisor’s total shareholder return, or “TSR,” performance, the potential outcomes of future stock prices and TSR of Tripadvisor and the Nasdaq Composite Total Return Index, was used to calculate the GDFV of these awards. The weighted average GDFV for RSUs and MSUs granted, vested and released, and cancelled during 2020 was $24.49 per share, $43.48 per share, and $36.40 per share, respectively. As of December 31, 2020, the total unrecognized compensation cost related to 8 million unvested Tripadvisor RSUs and MSUs outstanding was approximately $160 million which will be recognized over the remaining vesting term of approximately 1.7 years.

(13) Employee Benefit Plans

Tripadvisor sponsors a 401(k) plan and makes matching contributions to the plans based on a percentage of the amount contributed by employees. Employer cash contributions related to Tripadvisor were $11 million, $14 million and $13 million for the years ended December 31, 2020, 2019 and 2018, respectively.

(14) Commitments and Contingencies

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

(15) Segment Information

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

December 31, 2020, 2019 and 2018

TripCo evaluates performance and makes decisions about allocating resources to its operating segments based on financial measures such as revenue, Adjusted OIBDA, gross margin, and revenue or sales per customer equivalent. In addition, TripCo reviews nonfinancial measures such as unique website visitors, conversion rates and active customers, as appropriate.

We have identified the following as reportable segments:

●	Hotels, Media & Platform – includes the following revenue sources: (1) Tripadvisor-branded hotels revenue – primarily consisting of hotel auction revenue, subscription-based advertising, CPA revenue and hotel sponsored placements revenue; and (2) Tripadvisor-branded display and platform revenue – consisting of display-based advertising revenue. All direct general and administrative costs are included in the applicable business, however, all corporate general and administrative costs are included in the Hotels, Media & Platform reportable segment. In addition, the Hotels, Media & Platform reportable segment includes all Tripadvisor-related brand advertising expenses (primarily television advertising), technical infrastructure and other costs supporting the Tripadvisor platform.
●	Experiences & Dining – Tripadvisor provides information and services for consumers to research, book and experience activities and attractions in popular travel destinations primarily through Viator, Tripadvisor’s dedicated Experiences business, and on Tripadvisor’s website and mobile apps. Tripadvisor generates commissions for each booking transaction it facilitates through its online reservation system. Tripadvisor also provides information and services for consumers to research and book restaurants in popular travel destinations through its dedicated restaurant reservations business, TheFork, and on Tripadvisor-branded websites and mobile apps.

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

Revenue and Adjusted OIBDA are summarized as follows:

LIBERTY TRIPADVISOR HOLDINGS, INC.

Notes to Consolidated Financial Statements (Continued)

December 31, 2020, 2019 and 2018

	Years ended December 31,
	2020		2019		2018
		Adjusted		Adjusted		Adjusted
	Revenue	OIBDA	Revenue	OIBDA	Revenue	OIBDA

	amounts in millions
Hotels, Media & Platform	$361	13	939	378	1,001	329
Experiences & Dining	186	(79)	456	5	372	48
Corporate and other	57	5	165	47	242	39
Consolidated TripCo	$604	(61)	1,560	430	1,615	416

In addition, we do not report assets, capital expenditures and related depreciation expense by segment as our CODM does not use this information to evaluate operating segments.  Accordingly, we do not regularly provide such information by segment to our CODM.

Revenue by Geographic Area

The Company measures its geographic revenue information based on the physical location of the Tripadvisor subsidiary which generates the revenue, which is consistent with the measurement of long-lived physical assets, or property and equipment, net.

	December 31,
	2020	2019	2018

	amounts in millions
United States	$302	821	835
United Kingdom	169	466	508
Other countries	133	273	272
Consolidated TripCo	$604	1,560	1,615

Long-lived Assets by Geographic Area

	December 31,
	2020	2019

	amounts in millions
United States	$118	137
Other countries	14	18
Consolidated TripCo	$132	155

LIBERTY TRIPADVISOR HOLDINGS, INC.

Notes to Consolidated Financial Statements (Continued)

December 31, 2020, 2019 and 2018

The following table provides a reconciliation of Adjusted OIBDA to operating income and earnings (loss) before income taxes:

	Years ended December 31,
	2020	2019	2018

	amounts in millions
Adjusted OIBDA	$(61)	430	416
Restructuring and related reorganization costs	(41)	(1)	—
Legal settlement	—	—	(5)
Stock-based compensation	(112)	(131)	(123)
Depreciation and amortization	(168)	(169)	(160)
Impairment of intangible assets	(550)	(288)	—
Operating income (loss)	(932)	(159)	128
Interest expense	(41)	(22)	(26)
Realized and unrealized gains (losses) on financial instruments, net	(19)	36	(59)
Other, net	(22)	13	5
Earnings (loss) before income taxes	$(1,014)	(132)	48

PART III

The following required information is incorporated by reference to our definitive proxy statement for our 2021 Annual Meeting of Stockholders presently scheduled to be held in the second quarter of 2021:

Item 10.	Directors, Executive Officers and Corporate Governance
Item 11.	Executive Compensation
Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
Item 13.	Certain Relationships and Related Transactions, and Director Independence
Item 14.	Principal Accountant Fees and Services

We expect to file our definitive proxy statement for our 2021 Annual Meeting of Shareholders with the Securities and Exchange Commission on or before April 30, 2021.

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

(a)(3) Exhibits

Listed below are the exhibits which are filed as a part of this Report (according to the number assigned to them in Item 601 of Regulation S-K):

3 -Articles of Incorporation and Bylaws:
3.1

Restated Certificate of Incorporation of the Registrant (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on September 3, 2014 (File No. 001-36603).

3.2

Amended and Restated Bylaws of Liberty TripAdvisor Holdings, Inc. (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on August 13, 2015 (File No. 001-36603)).

3.3

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
4.3

Investment Agreement, dated as of March 15, 2020, by and among Liberty TripAdvisor Holdings, Inc., the investors listed in Schedule I thereto, and solely for the purposes of certain provisions therein, Gregory B. Maffei. (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on March 16, 2020 (File No. 001-366303) (the “March 2020 8-K”)).

4.4

Form of Registration Rights Agreement between Liberty TripAdvisor Holdings, Inc., Certares Holdings LLC, Certares Holdings (Blockable) LLC and Certares Holdings (Optional) LLC (incorporated by reference to Exhibit 4.2 to the March 2020 8-K).

4.5

Description of the Registrant’s Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934 incorporated by reference to Exhibit 4.3 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2019 filed with the Securities and Exchange Commission on February 19, 2020 (File. No. 001-36603) (the “2019 Form 10-K”)).

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

10.3+

Non-Qualified Stock Option Agreement under the Liberty TripAdvisor Holdings, Inc. 2014 Omnibus Incentive Plan for Gregory B. Maffei, effective December 21, 2014 (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2015 filed with the Securities and Exchange Commission on August 13, 2015 (File No. 001-36603)).

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

10.7

Tax Sharing Agreement, by and between Tripadvisor, Inc. and Expedia, Inc., dated as of December 20, 2011 (incorporated by reference to Exhibit No. 10.2 to Tripadvisor’s Current Report on Form 8-K filed with the Securities and Exchange Commission on December 27, 2011 (File No. 001-35362)).

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

10.10

Second Amendment, dated as of May 5, 2020, by and among Tripadvisor, Inc., TripAdvisor Holdings, LLC, Tripadvisor LLC, the other Borrowers party thereto, the Lenders party thereto, JPMorgan Chase Bank, N.A., as Administrative Agent and London Agent, BofA Securities, Inc., BMO Capital Markets Corp., BNP Paribas Securities Corp., SunTrust Robinson Humphrey, Inc., and U.S. Bank National Association, as Joint Lead Arrangers and Joint Bookrunners; Bank of America, N.A., BMO Capital

Markets Corp., BNP Paribas Securities Corp., SunTrust Robinson Humphrey, Inc. and U.S. Bank National Association, as Co-Syndication Agents; and Barclays Bank PLC, Morgan Stanley Senior Funding, Inc. and Wells Fargo Bank, National Association, as Co-Documentation Agents (incorporated by reference to Exhibit 10.1 to the Tripadvisor, Inc.’s Current Report on Form 8-K filed with the Securities and Exchange Commission on May 7, 2020 (File No. 001-35362)).

10.11

Third Amendment, dated as of December 17, 2020, by and among Tripadvisor, Inc., Tripadvisor Holdings, LLC, Tripadvisor LLC, the other Borrowers party thereto, the Lenders party thereto, JPMorgan Chase Bank, N.A., as Administrative Agent and London Agent, BofA Securities, Inc., BMO Capital Markets Corp., BNP Paribas Securities Corp., Truist Securities, Inc., and U.S. Bank National Association, as Joint Lead Arrangers and Joint Bookrunners; Bank of America, N.A., BMO Capital Markets Corp., BNP Paribas Securities Corp., Truist Securities, Inc. and U.S. Bank National Association, as Co-Syndication Agents; and Barclays Bank PLC, Morgan Stanley Senior Funding, Inc. and Wells Fargo Bank, National Association, as Co-Documentation Agents (incorporated by reference to Exhibit 10.1 to Tripadvisor’s Current Report on Form 8-K filed with the Securities and Exchange Commission on December 22, 2020 (File No. 001-35362)).

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
10.14

Form of Tripadvisor Media Group Master Advertising Insertion Order (incorporated by reference to Exhibit 10.23 to Tripadvisor’s Annual Report on Form 10-K for the year ended December 31, 2017 filed with the Securities and Exchange Commission on February 21, 2018 (File No. 001-35362)).

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

10.17+

Amendment, dated March 14, 2018, of certain Liberty TripAdvisor Holdings, Inc. incentive plans (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2018 filed with the Securities and Exchange Commission on May 9, 2018 (File No. 001-36603)).

10.18

Form of Amended and Restated Indemnification Agreement between the Registrant and its executive officers/directors (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2019 filed on May 7, 2019 (File No. 001-36603)).

10.19+

Liberty TripAdvisor Holdings, Inc. 2019 Omnibus Incentive Plan (incorporated by reference to Annex A to the Registrant’s Proxy Statement on Schedule 14A filed with the Securities and Exchange Commission on April 18, 2019 (File No. 001-36603)).

10.20+	Form of Non-Qualified Stock Option Agreement under the Liberty TripAdvisor Holdings, Inc. 2019 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.18 to the 2019 Form 10-K).
10.21+

Form of Performance-based Restricted Stock Units Award Agreement under the Liberty TripAdvisor Holdings, Inc. 2019 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.19 to the 2019 Form 10-K).

10.22+

Services Agreement, dated as of August 27, 2014, by and between Liberty Media Corporation and Liberty TripAdvisor Holdings, Inc. (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on September 3, 2014 (File No. 001-36603)).

10.23+

Form of First Amendment to Services Agreement, effective as of December 13, 2019, between Liberty Media Corporation and Qurate Retail, Inc., Liberty Broadband Corporation, GCI Liberty, Inc. and Liberty TripAdvisor Holdings, Inc. (incorporated by reference to Exhibit 10.21 to the 2019 Form 10-K).

10.24+

Executive Employment Agreement, dated effective as of December 13, 2019, between Liberty Media Corporation and Gregory B. Maffei (incorporated by reference to Exhibit 10.1 to Liberty Media Corporations’ Current Report on Form 8-K filed with the Securities and Exchange Commission on December 19, 2019 (File No. 001-357047)).

10.25+

Form of Annual Option Award Agreement between the Registrant and Gregory B. Maffei under the Liberty TripAdvisor Holdings, Inc. 2019 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report filed with the Securities and Exchange Commission on December 19, 2019 (File No. 001-36603) (the “December 2019 8-K”)).

10.26+

Form of Annual Performance-based Restricted Stock Unit Award Agreement between the Registrant and Gregory B. Maffei under the Liberty TripAdvisor Holdings, Inc. 2019 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.4 to the December 2019 8-K).

10.27+

Form of Upfront Award Agreement between the Registrant and Gregory B. Maffei under the Liberty TripAdvisor Holdings, Inc. 2019 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.5 to the December 2019 8-K).

10.28

Indenture, dated July 9, 2020, among Tripadvisor, Inc. and the guarantors party thereto and Wilmington Trust, National Association, as trustee (incorporated by reference to Exhibit 4.1 to Tripadvisor’s Current Report on Form 8-K filed with the Securities and Exchange Commission on July 9, 2020 (File No. 001-35362) (the “July 2020 8-K”)).

10.29	Form of Senior Note (included in Exhibit 10.28) (incorporated by reference to Exhibit 4.1 to the July 2020 8-K).
10.30+	Form of Nonqualified Stock Option Agreement under the Liberty TripAdvisor Holdings, Inc. 2019 Omnibus Incentive Plan, as amended from time to time, for certain officers.*
10.31+	Form of Nonqualified Stock Option Agreement under the Liberty TripAdvisor Holdings, Inc. 2019 Omnibus Incentive Plan, as amended from time to time, for Nonemployee Directors.*
10.32+	Form of Restricted Stock Units Agreement under the Liberty TripAdvisor Holdings, Inc. 2019 Omnibus Incentive Plan, as amended from time to time, for Nonemployee Directors.*
21	Subsidiaries of Liberty TripAdvisor Holdings, Inc.*
23.1	Consent of KPMG LLP.*
31.1	Rule 13a-14(a)/15d -14(a) Certification.*
31.2	Rule 13a-14(a)/15d -14(a) Certification.*
32	Section 1350 Certification.**
101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.*
101.SCH	Inline XBRL Taxonomy Extension Schema Document.*
101.CAL	Inline XBRL Taxonomy Calculation Linkbase Document.*
101.LAB	Inline XBRL Taxonomy Label Linkbase Document.*
101.PRE	Inline XBRL Taxonomy Presentation Linkbase Document.*
101.DEF	Inline XBRL Taxonomy Definition Document.*
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).*

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

LIBERTY TRIPADVISOR HOLDINGS, INC.

Date: February 19, 2021	By:	/s/ GREGORY B. MAFFEI
Gregory B. Maffei Chairman, President and Chief Executive Officer

Date: February 19, 2021	By:	/s/ BRIAN J. WENDLING
Brian J. Wendling Senior Vice President and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

Signature	Title	Date

/s/Gregory B. Maffei	Chairman of the Board, President and	February 19, 2021
Gregory B. Maffei	Chief Executive Officer

/s/Brian J. Wendling	Senior Vice President and Chief Financial Officer	February 19, 2021
Brian J. Wendling	(Principal Financial Officer and Principal Accounting Officer)

/s/Michael J. Malone	Director	February 19, 2021
Michael J. Malone

/s/Chris Mueller	Director	February 19, 2021
Chris Mueller

/s/ M. Gregory O’Hara	Director	February 19, 2021
M. Gregory O’Hara

/s/Larry E. Romrell	Director	February 19, 2021
Larry E. Romrell

/s/Albert E. Rosenthaler	Director	February 19, 2021
Albert E. Rosenthaler

/s/J. David Wargo	Director	February 19, 2021
J. David Wargo