Form 10-K/A
period 2020-12-31
Liberty TripAdvisor Holdings, Inc.
filed 2021-04-30
CIK 1606745

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K/A

(Amendment No. 1)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2020
or
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission file number 001-36603

LIBERTY TRIPADVISOR HOLDINGS, INC.

(Exact name of Registrant as specified in its charter)

State of Delaware	46-3337365
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
12300 Liberty Boulevard Englewood, Colorado (Address of principal executive offices)	80112 (Zip Code)

Registrant’s telephone number, including area code: (720) 875-5200

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of exchange on which registered
Series A Common Stock	LTRPA	The Nasdaq Stock Market LLC
Series B Common Stock	LTRPB	The Nasdaq Stock Market LLC

Securities registered pursuant to Section 12(g) of the Act: None.

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes     ☐     No     ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d). Yes     ☐     No     ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Secourities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to the filing requirements for the past 90 days.  Yes     ☒     No     ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes     ☒ No     ☐

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

EXPLANATORY NOTE

The Registrant is filing this Amendment No. 1 on Form 10-K/A (this Form 10-K/A) to its Annual Report on Form 10-K for the fiscal year ended December 31, 2020 (the 2020 Form 10-K) to include all of the Part III information required by applicable Securities and Exchange Commission (SEC) rules and regulations. Accordingly, the Registrant hereby amends and replaces in their entirety Items 10, 11, 12, 13 and 14 in the 2020 Form 10-K.

As required by Rule 12b-15, the Registrant’s principal executive officer and principal financial officer are providing Rule 13a-14(a)/15(d)-14(a) certifications. Accordingly, the Registrant hereby amends Item 15 in the 2020 Form 10-K to add such reports as Exhibits.

Except as described above, this Form 10-K/A does not amend, update or change any other items or disclosures in the 2020 Form 10-K, including any of the financial information disclosed in Parts II and IV of the 2020 Form 10-K, and does not purport to reflect any information or events subsequent to the filing thereof.

We refer to Liberty TripAdvisor Holdings, Inc. as “Liberty TripAdvisor,” “our company,” “us,” “we” and “our” in this report.

LIBERTY TRIPADVISOR HOLDINGS, INC.

2020 ANNUAL REPORT ON FORM 10-K/A

(Amendment No. 1)

Table of Contents

Part III

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

Directors and Executive Officers

The following lists our directors and executive officers, their ages and a description of their business experience, including such person’s professional background and positions held with our company, which includes, where applicable, our predecessors. The following also includes, as to each of our directors, how long such person has been a director of our company, other public company directorships and other factors considered in the determination that such person possesses the requisite qualifications and skills to serve as a member of our board of directors (our board).

Our board currently consists of eight directors, divided among three classes. Our Class I directors, whose term will expire at the annual meeting of our stockholders in the year 2022, are Larry E. Romrell and J. David Wargo. Our Class II directors, whose term will expire at the annual meeting of our stockholders in the year 2023, are Chris Mueller and Albert E. Rosenthaler. Our Class III directors, whose term will expire at the annual meeting of stockholders in the year 2021, are Gregory B. Maffei, Michael J. Malone and M. Gregory O’Hara.

Prior to March 29, 2021, Mr. O’Hara, Founder and Senior Managing Director of Certares Management LLC, was appointed by the holder of a majority of the outstanding shares of our 8% Series A Cumulative Redeemable Preferred Stock (LTRPP) as the Series A Preferred Threshold Director (as defined below). As of March 29, 2021, Mr. O’Hara serves as a Class III director and continues to serve as our Vice Chairman. Currently there is no Series A Preferred Threshold Director and such seat will remain vacant pursuant to the agreed waiver contained in the Stock Repurchase Agreement, dated as of March 22, 2021 (the Repurchase Agreement), by and between Liberty TripAdvisor and Certares LTRIP LLC (Certares LTRIP). The Series A Preferred Threshold Director directorship will automatically be eliminated and the total authorized number of directorships will be automatically reduced when less than 25% of the original aggregate liquidation value of the LTRPP shares remains outstanding.

Name	Positions
Class I Directors

Larry E. Romrell Age: 81

A director of our company.

Professional Background: Mr. Romrell has served as a director of our company since August 2014. Mr. Romrell held numerous executive positions with Tele-Communications, Inc. from 1991 to 1999. Previously, Mr. Romrell held various executive positions with Westmarc Communications, Inc.

Other Public Company Directorships: Mr. Romrell has served as a director of Qurate Retail, Inc. (formerly named Liberty Interactive Corporation, Qurate Retail) since December 2011, having previously served as a director of Qurate Retail (including its predecessor) from March 1999 to September 2011. He has served as a director of Liberty Media Corporation (including its predecessor, Liberty Media) since September 2011. He has served as a director of Liberty Global plc (LGP) since June 2013, having previously served as a director of Liberty Global, Inc. (LGI), LGP’s predecessor, from June 2005 to June 2013 and as a director of LGI’s predecessor, Liberty Media International, Inc. (LMI), from May 2004 to June 2005.

Board Membership Qualifications: Mr. Romrell brings extensive experience, including venture capital experience, in the telecommunications industry to our board and is an important resource with respect to the management and operations of large public companies.

Name	Positions
J. David Wargo Age: 67

A director of our company.

Professional Background: Mr. Wargo has served as a director of our company since August 2014. Mr. Wargo is the founder of Wargo & Company, Inc., a private company specializing in investing in the communications industry (Wargo & Company), and has served as its president since 1993. Mr. Wargo is a co-founder and was a member of New Mountain Capital, LLC from 2000 to 2008. Prior to starting Wargo & Company, he was a managing director and senior analyst of The Putnam Companies from 1989 to 1992, senior vice president and a partner in Marble Arch Partners from 1985 to 1989 and senior analyst, assistant director of research and a partner in State Street Research and Management Company from 1978 to 1985.

Other Public Company Directorships: Mr. Wargo has served as a director of Liberty Broadband Corporation (Liberty Broadband) since March 2015. He has also served as a director of LGP since June 2013, having previously served as a director of LGI from June 2005 to June 2013 and as a director of LMI from May 2004 to June 2005. He has served as a director of Vobile Group Limited since January 2018, as a director of Discovery, Inc., which was formerly known as Discovery Communications, Inc. (Discovery Communications), since September 2008, having previously served as a director of Discovery Communications’ predecessor, Discovery Holding Company, from May 2005 to September 2008, and as a director of Strategic Education, Inc. (formerly Strayer Education, Inc.) from March 2001 to April 2019.

Board Membership Qualifications: Mr. Wargo’s extensive background in investment analysis and management, experience as a public company board member and his particular expertise in finance and capital markets contribute to our board’s consideration of our capital structure and evaluation of investment and financial opportunities and strategies and strengthen our board’s collective qualifications, skills and attributes.

Class II Directors

Chris Mueller Age: 62

A director of our company.

Professional Background: Mr. Mueller has served as a director of our company since August 2014. He has served as the Managing Partner of Post Closing 360 LLC, a private investment company, since January 2012. He served as the Vice Chairman and Chief Financial Officer of 360networks Corporation (360networks) from February 2005 to January 2012, and previously held various senior management positions with 360networks. Mr. Mueller served as a Managing Director of Corporate Finance at Ragen MacKenzie, a regional investment bank, and as the Chief Financial Officer and a director of Tuscany, Inc.

Other Public Company Directorships: None.

Board Membership Qualifications: Mr. Mueller has extensive experience in corporate finance and commercial and investment banking with approximately 30 years of experience, as well as in the structuring of strategic acquisitions. His background and expertise assist the board in evaluating strategic acquisition opportunities and developing financial strategies for our company.

Name	Positions
Albert J. Rosenthaler Age: 61

Chief Corporate Development Officer and a director of our company.

Professional Background: Mr. Rosenthaler has served as a director of our company since August 2014 and as Chief Corporate Development Officer since October 2016, having previously served as Chief Tax Officer from January 2016 to September 2016 and as a Senior Vice President from July 2013 to December 2015. He has also served as Chief Corporate Development Officer of Qurate Retail, Liberty Media and Liberty Broadband since October 2016 and Liberty Media Acquisition Corporation (LMAC) since November 2020. Mr. Rosenthaler served as Chief Corporate Development Officer of GCI Liberty, Inc. (GCI Liberty) from March 2018 to December 2020 and Liberty Expedia Holdings, Inc. (Liberty Expedia) from October 2016 to July 2019. Mr. Rosenthaler served as Chief Tax Officer of Liberty Media, Qurate Retail and Liberty Broadband from January 2016 to September 2016 and Liberty Expedia from March 2016 to September 2016. Prior to that, he served as a Senior Vice President of Liberty Media (including its predecessor) from May 2007 to December 2015, a Senior Vice President of Qurate Retail (including its predecessor) from April 2002 to December 2015 and a Senior Vice President of Liberty Broadband from June 2014 to December 2015.

Other Public Company Directorships: Mr. Rosenthaler has served as a director of Tripadvisor, Inc. (Tripadvisor) since February 2016.

Board Membership Qualifications: Mr. Rosenthaler has significant executive and financial experience gained through his service as a Senior Vice President and Chief Tax Officer of Qurate Retail and Liberty Media for many years, as Chief Corporate Development Officer of our company, Qurate Retail, Liberty Media, Liberty Broadband, GCI Liberty and Liberty Expedia and as a partner with a major national accounting firm for more than five years before joining Qurate Retail. Mr. Rosenthaler brings a unique perspective to our company’s board of directors, focused in particular on the area of tax management and corporate development. Mr. Rosenthaler’s perspective and expertise assist the board in developing strategies that take into consideration a wide range of issues resulting from the application and evolution of tax laws and regulations.

Class III Directors
Gregory B. Maffei Age: 60

Chairman of the Board, Chief Executive Officer and President of our company.

Professional Background: Mr. Maffei has served as Chairman of the Board of our company since June 2015 and as a director and the President and Chief Executive Officer of our company since July 2013. He has served as President and Chief Executive Officer and a Director of Liberty Media (including its predecessor) since May 2007, Liberty Broadband since June 2014 and LMAC since November 2020. He has served as the Chairman of the Board of Qurate Retail since March 2018 and as a director of Qurate Retail (including its predecessor) since November 2005. Mr. Maffei also served as the President and Chief Executive Officer of Qurate Retail (including its predecessor) from February 2006 to March 2018, having served as its CEO-Elect from November 2005 through February 2006. Mr. Maffei has also served as the President and Chief Executive Officer and a director of GCI Liberty from March 2018 until December 2020. Prior thereto, Mr. Maffei served as President and Chief Financial Officer of Oracle Corporation (Oracle), Chairman of the Board, President and Chief Executive Officer of 360networks, and Chief Financial Officer of Microsoft Corporation (Microsoft).

Other Public Company Directorships: Mr. Maffei has served as (i) a director of Liberty Media (including its predecessor) since May 2007, (ii) the Chairman of the Board of Qurate Retail since March 2018 and a director of Qurate Retail (including its predecessor) since November 2005, (iii) a director of Liberty Broadband since June 2014, (iv) a director of LMAC since November 2020, (v) the Chairman of the Board of Tripadvisor since February 2013, (vi) the Chairman of the Board of Live Nation Entertainment, Inc. since March 2013 and as a director since February 2011, (vii) the Chairman of the Board of Sirius XM Holdings Inc. since April 2013 and as a director since March 2009, (viii) a director of Zillow Group, Inc. since February 2015, having previously served as a director of its predecessor, Zillow, Inc., from May 2005 to February 2015 and (ix) a director of Charter Communications, Inc. since May 2013. Mr. Maffei served as (i) a director of GCI Liberty from March 2018 until its December 2020 combination with Liberty Broadband, (ii) Chairman of the Board of Starz from January 2013 until its acquisition by Lions Gate Entertainment Corp. in December 2016, (iii) a director of Barnes & Noble, Inc. from September 2011 to April 2014, (iv) a director of Electronic Arts, Inc. from June 2003 to July 2013, (v) a director of DIRECTV and its predecessors from February 2008 to June 2010 and (vi) the Chairman of the Board of Pandora Media, Inc. from September 2017 to February 2019.

Board Membership Qualifications: Mr. Maffei brings to our board significant financial and operational experience based on his senior policy making positions at our company, Qurate Retail (including its predecessor), Liberty Media, and Liberty Broadband, and his previous positions at GCI Liberty, Oracle, 360networks and Microsoft, as well as his public company board experience. He provides our board with executive leadership perspective on the operations and management of large public companies and risk management principles.

Name	Positions
Michael J. Malone Age: 76

A director of our company.

Professional Background: Mr. Malone has served as a director of our company since August 2014. Mr. Malone is currently Chief Executive Officer and principal of Hunters Capital, LLC, a real estate development and management company. Mr. Malone also owns and operates several hotels and restaurants, as well as Seattle’s oldest jet charter and management company, Erin Air, Inc. He is the retired Chairman of the Board and Chief Executive Officer of DMX Music, Inc. (DMX) (formerly AEI Music, Inc.), a multinational music programming and distribution company that he founded in 1971 and which was sold to Qurate Retail in May 2001, following which he served as Chairman of the Board of Maxide Acquisition, Inc., a subsidiary of Qurate Retail and the holding company for DMX, from May 2001 to February 2005.

Other Public Company Directorships: Mr. Malone previously served as a director of (i) Expeditors International of Washington, Inc. from August 1999 to May 2017, (ii) Take Two Interactive Software, Inc. from January 2006 through March 2007 and (iii) HomeStreet, Inc., a regional bank, from February 2012 to February 2015.

Board Membership Qualifications: Mr. Malone is an experienced entrepreneur with over 20 years of senior leadership and management experience. Mr. Malone provides our board with insight into the structuring of investments and acquisitions and the management of technology companies.

Name	Positions
M. Gregory O’Hara Age: 55

Vice Chairman of the Board of our company.

Professional Background: Mr. O’Hara has served as Vice Chairman and a director of our company since March 2020. He previously served as the Series A Preferred Threshold Director from March 2020 to March 2021. He founded Certares Management LLC in 2012 and serves as its Senior Managing Director, as the Head of its Investment Committee and as a member of its Management Committee. Mr. O’Hara co-founded GO Acquisition Corp. and serves as its Co-Chief Executive Officer and a director. Mr. O’Hara serves as the Executive Chairman of American Express Global Business Travel and as a director of Tripadvisor, The Innocence Project, the World Travel & Tourism Council and Certares Holdings. Prior to forming Certares Management LLC, Mr. O’Hara served as Chief Investment Officer of JPMorgan Chase’s Special Investments Group and as a Managing Director of One Equity Partners, the private equity arm of JPMorgan. Mr. O’Hara also served as Executive Vice President and a director of Worldspan.

Other Public Company Directorships: Mr. O’Hara has served as a director of Tripadvisor since March 2020 and GO Acquisition Corp. since August 2020.

Board Membership Qualifications: Mr. O’Hara’s extensive background in investment analysis and management and his particular expertise in finance and private equity contribute to our board’s evaluation of investment and financial opportunities and strategies and strengthen our board’s collective qualifications, skills and attributes.

Arrangements: Effective March 26, 2020, Mr. O’Hara was appointed by the holder of a majority of the outstanding shares of LTRPP as the Series A Preferred Threshold Director. Our board of directors also appointed Mr. O’Hara as our Vice Chairman at that time. On March 29, 2021, in connection with the closing of the transactions contemplated by the Repurchase Agreement, Mr. O’Hara delivered a resignation as the Series A Preferred Threshold Director, Certares LTRIP permanently waived its right to appoint the Series A Preferred Threshold Director, the authorized size of the board of directors of Liberty TripAdvisor was increased and Mr. O’Hara was appointed as a Class III member. Our board of directors also reappointed Mr. O’Hara as our Vice Chairman. Under the Repurchase Agreement, Certares LTRIP has the right to nominate Mr. O’Hara to be included in the slate of nominees recommended by Liberty TripAdvisor’s board of directors to the stockholders of Liberty TripAdvisor for election as directors at the 2021 annual meeting and to be included in any future slate of such nominees for Class III directors for so long as Certares LTRIP beneficially owns shares of LTRPP with an aggregate Liquidation Price (as such term is defined in the Investment Agreement (as defined below)) equal to at least the Threshold Amount (as such term is defined in the Investment Agreement).

Name	Positions
Executive Officers

Brian J. Wendling Age: 48	Mr. Wendling has served as a Senior Vice President and Chief Financial Officer of our company since January 2016. He previously served as Vice President and Controller of our company from August 2014 to December 2015. He has also served as Chief Accounting Officer and Principal Financial Officer of LMAC since November 2020. He also has served as Chief Accounting Officer and Principal Financial Officer, since January 2020 and July 2019, respectively, of Liberty Media, Qurate Retail and Liberty Broadband. He previously served as Chief Accounting Officer and Principal Financial Officer of GCI Liberty from January 2020 and July 2019, respectively, to December 2020, Senior Vice President and Controller of Liberty Media, Qurate Retail and Liberty Broadband from January 2016 to December 2019 and GCI Liberty from March 2018 to December 2019. He also previously served as Senior Vice President of Liberty Expedia from March 2016 to July 2019 and Vice President and Controller of Liberty Media (including its predecessor) from November 2011 to December 2015, Qurate Retail from November 2011 to December 2015 and Liberty Broadband from October 2014 to December 2015. Prior thereto, Mr. Wendling held various positions with Liberty Media and Qurate Retail and their predecessors since 1999. Mr. Wendling has served as a director of comScore, Inc. since March 2021.

Renee L. Wilm Age: 47	Ms. Wilm has served as Chief Legal Officer and Chief Administrative Officer since September 2019 and January 2021, respectively, of our company, Liberty Media, Qurate Retail, and Liberty Broadband, and Chief Legal Officer and Chief Administrative Officer of LMAC since November 2020 and January 2021, respectively. She also served as Chief Legal Officer of GCI Liberty from September 2019 to December 2020. Ms. Wilm has served as a director of LMAC since January 2021. Prior to September 2019, Ms. Wilm was a Senior Partner with the law firm Baker Botts L.L.P., where she represented our company, Liberty Media, Qurate Retail, Liberty Broadband and GCI Liberty and their predecessors for over twenty years, specializing in mergers and acquisitions, complex capital structures and shareholder arrangements, as well as securities offerings and matters of corporate governance and securities law compliance. At Baker Botts, Ms. Wilm was a member of the Executive Committee, the East Coast Corporate Department Chair and Partner-in-Charge of the New York office.

Our executive officers will serve in such capacities until their respective successors have been duly elected and have been qualified, or until their earlier death, resignation, disqualification or removal from office. There is no family relationship between any of our executive officers or directors, by blood, marriage or adoption.

During the past ten years, none of our directors or executive officers has had any involvement in any legal proceedings as would be material to an evaluation of his ability or integrity.

Code of Ethics

We have adopted a code of business conduct and ethics that applies to all of our employees, directors and officers, which constitutes our “code of ethics” within the meaning of Section 406 of the Sarbanes-Oxley Act. Our code of business conduct and ethics is available on our website at www.libertytripadvisorholdings.com.

Audit Committee and Audit Committee Financial Expert

Our board has established an audit committee, whose chairman is Chris Mueller and whose other members are Michael J. Malone and J. David Wargo. Each of the members of the audit committee meets the applicable independence rules and regulations of The Nasdaq Stock Market LLC (Nasdaq) and the SEC, as such rules and regulations exist on the date of this report. Our board has determined that Mr. Mueller is our company’s “audit committee financial expert” under applicable SEC rules and regulations.

Item 11. Executive Compensation.

Executive Compensation

This section sets forth information relating to, and an analysis and discussion of, compensation paid by our company to the following persons (who we collectively refer to as our named executive officers):

•	Gregory B. Maffei, our Chairman of the Board, President and Chief Executive Officer;

•	Brian J. Wendling, our Senior Vice President and Chief Financial Officer;

•	Albert E. Rosenthaler, our Chief Corporate Development Officer; and

•	Renee L. Wilm, our Chief Legal Officer and Chief Administrative Officer.

Compensation Discussion and Analysis

Compensation Overview

In connection with the August 2014 spin-off of our company (formerly a wholly-owned subsidiary of Qurate Retail) from Qurate Retail (the Spin-Off), we entered into the services agreement (the services agreement) with Liberty Media in August 2014, pursuant to which Liberty Media provides to our company certain administrative and management services, and we pay Liberty Media a monthly management fee, the amount of which is subject to quarterly review by our audit committee (and at least an annual review by our compensation committee). As a result, Liberty Media employees, including our named executive officers other than Mr. Maffei, who is paid certain compensation elements directly by our company pursuant to the amended services agreement as described below, are typically not separately compensated by our company other than with respect to equity awards with respect to our common stock. See “—Equity Incentive Compensation” below for information concerning equity awards that were granted to our named executive officers in 2020.

In December 2019, the services agreement was amended (the amended services agreement) in connection with Liberty Media entering into a new employment arrangement with Mr. Maffei (the 2019 Maffei Employment Agreement). Under the amended services agreement, our company establishes, and pays or grants directly to Mr. Maffei, our allocable portion of his annual performance-based cash bonus, his annual equity-based awards and his upfront awards (as defined below), and we reimburse Liberty Media for our allocable portion of the other components of Mr. Maffei’s compensation, as described in more detail below in “—Executive Compensation Arrangements—Gregory B. Maffei— 2019 Maffei Employment Agreement.” Under the 2019 Maffei Employment Agreement, Mr. Maffei’s compensation was allocated across Liberty Media, and each of our company, Qurate Retail, GCI Liberty (until its services agreement was terminated in December 2020), and Liberty Broadband (each a Service Company, or, collectively, the Service Companies) based on two factors, each weighted 50%: (i) the relative market capitalization of each series of stock of each company and (ii) the average of (a) the percentage allocation of time for all Liberty Media employees across all companies and (b) Mr. Maffei’s percentage allocation of time across all companies, unless a different allocation method is agreed. Our allocable portion of Mr. Maffei’s compensation was 5% in 2020. The salary, certain perquisite information and other compensation elements of Mr. Maffei that were not paid or granted directly by our company included in the “Summary Compensation Table” below include the portion of his compensation allocable to our company and for which we reimbursed Liberty Media and do not include the portion of his compensation allocable to Liberty Media or any of the other Service Companies. For the year ended December 31, 2020, we accrued management fees payable to Liberty Media under the amended services agreement of $3.5 million, not including the portion of Mr. Maffei’s compensation allocable to our company and for which we reimbursed Liberty Media.

Role of Chief Executive Officer in Compensation Decisions; Setting Executive Compensation

As a result of the management fee paid to Liberty Media, the compensation committee typically does not expect to provide any cash compensation to the executive officers other than Mr. Maffei pursuant to the amended services agreement, rather it may determine to compensate the executive officers with equity incentive compensation. Mr. Maffei may make recommendations with respect to any equity compensation to be awarded to our executive officers. It is expected that Mr. Maffei, in making any related recommendations to our compensation committee, will evaluate the performance and contributions of each of our executive officers, given his or her respective area of responsibility, and, in doing so, will consider various qualitative factors such as:

•	the executive officer’s experience and overall effectiveness;

•	the executive officer’s performance during the preceding year;

•	the responsibilities of the executive officer, including any changes to those responsibilities over the year; and

•	the executive officer’s demonstrated leadership and management ability.

When determining the extent to which the 2020 Chief RSUs (as defined below) were earned by our named executive officers, our compensation committee considered the recommendations obtained from Mr. Maffei as to the performance of Messrs. Wendling and Rosenthaler and Ms. Wilm. To make these recommendations, Mr. Maffei evaluated the performance and contributions of each such named executive officer.

In December 2019, our compensation committee approved the amended services agreement, which established the terms and conditions of our allocable portion of Mr. Maffei’s compensation for the term of the 2019 Maffei Employment Agreement. See “—Services Agreement” above.

At the 2018 annual stockholder meeting, stockholders representing a majority of the aggregate voting power of Liberty TripAdvisor present and entitled to vote on its say-on-pay proposal voted in favor of, on an advisory basis, Liberty TripAdvisor’s executive compensation, as disclosed in our proxy statement for the 2018 annual meeting of stockholders. No material changes were implemented to our executive compensation program as a result of this vote. In addition, at the 2015 annual meeting of stockholders, stockholders elected to hold a say-on-pay vote every three years. At our 2021 annual stockholder meeting, we will submit for stockholder consideration (i) separate resolution for an advisory vote as to whether a stockholder vote to approve the compensation paid to our named executive officers should occur every one, two or three years, and (ii) a proposal to approve, on an advisory basis, our executive compensation.

Role of Independent Compensation Consultant

Prior to entering into the amended services agreement with Liberty Media in connection with the 2019 Maffei Employment Agreement, our compensation committee engaged Frederic W. Cook & Co., Inc. (FW Cook), an independent and experienced compensation consultant, to assist in determining the reasonableness of compensation to be allocated to our company under the amended services agreement.

In order to assess the reasonableness of compensation, FW Cook evaluated the market value of Mr. Maffei’s role at our company and the proposed allocation to our company under the service arrangement. Given the unique nature of Mr. Maffei’s role at our company, FW Cook evaluated the market value of the executive job at our company through three different lenses: as Chief Executive Officer, Chairman of the Board, and managing partner of a private equity firm.

In assessing the reasonableness of pay as Chief Executive Officer or Chairman of the Board, FW Cook and the compensation committee reviewed pay data for companies comparable to ours, including companies in the online travel, real estate, insurance, media and marketplace industries, and companies with which we may compete for executive talent and stockholder investment and also included companies in those industries that are similar to our company in size, geographic location or complexity of operations (the comparable companies). In assessing the reasonableness of pay as a managing partner of a private equity firm, FW Cook and the compensation committee reviewed survey data regarding the compensation of private equity professionals.

Elements of 2020 Executive Compensation

For 2020, the principal components of compensation for Mr. Maffei were:

•	base salary;

•	a one-time award of time-based restricted stock units granted to Mr. Maffei in connection with his offer to restructure his 2020 compensation and reduce his base salary in response to potential liquidity concerns at Liberty Media and the Service Companies resulting from the onset of the pandemic;

•	a performance-based bonus;

•	time-vested stock options and performance-based restricted stock units; and

•	perquisites and other limited personal benefits.

Base Salary

Mr. Maffei’s base salary is governed by the terms of the 2019 Maffei Employment Agreement. For 2020, Mr. Maffei’s base salary was $3,000,000, as prescribed by the 2019 Maffei Employment Agreement. Pursuant to the 2019 Maffei Employment Agreement and the amended services agreement, Liberty Media pays Mr. Maffei’s base salary directly, and we reimburse Liberty Media for our allocable portion. In 2020, the portion of Mr. Maffei’s aggregate annual base salary allocated to our company was 5% or $150,000. Due to potential liquidity concerns at Liberty Media and the Service Companies resulting from the onset of the pandemic, Mr. Maffei offered to waive and restructure a portion of his 2020 calendar year base salary. For the period from April 4, 2020 through December 31, 2020, Mr. Maffei waived the right to receive his base salary (except for amounts sufficient to cover health insurance, flexible spending contributions and certain taxes) and received grants of restricted stock units (RSUs) on April 14, 2020 from Liberty Media and each of the Service Companies with an aggregate grant date fair value equal to one-half of the base salary waived by Mr. Maffei. Such RSUs were allocated among Liberty Media and each Service Company in accordance with the 2019 Maffei Employment Agreement and vested on December 10, 2020. The other half of Mr. Maffei’s base salary for the referenced period was forfeited pursuant to his waiver.

2020 Performance-based Bonus

Overview. For 2020, our compensation committee adopted an annual, performance-based bonus program for Mr. Maffei, with a bonus amount payable to Mr. Maffei based on his individual performance.

Pursuant to the 2019 Maffei Employment Agreement, Mr. Maffei was assigned a target bonus opportunity under the performance-based bonus program equal to $17 million in the aggregate for Liberty Media, our company and each of the other Service Companies. That bonus amount was split among, and payable directly by Liberty Media and each of the Service Companies, with payment subject to the achievement of one or more performance metrics as determined by the applicable company’s compensation committee. In 2020, the portion of Mr. Maffei’s aggregate target bonus amount allocated to our company was 5% or $850,000. The portions of Mr. Maffei’s aggregate target bonus amount allocated to each of Liberty Media, Qurate Retail, GCI Liberty and Liberty Broadband pursuant to the amended services agreements were 44% (or $7,480,000), 19% (or $3,230,000), 14% (or $2,380,000) and 18% (or $3,060,000), respectively.

Mr. Maffei was assigned by our compensation committee a maximum bonus opportunity under the performance-based bonus program equal to $1,700,000 (the LTAH Maximum Performance Bonus). The bonus maximum was established by the compensation committee in March 2020 and was determined to be up to 200% of Mr. Maffei’s target annual bonus allocated to our company under the 2019 Maffei Employment Agreement. Each of Liberty Media, Qurate Retail, GCI Liberty and Liberty Broadband also established maximum performance-based bonuses for Mr. Maffei of $14,960,000, $6,460,000, $4,760,000 and $6,120,000, respectively.

The LTAH Maximum Performance Bonus was subject to reduction based on a determination of Mr. Maffei’s achievement of qualitative criteria established with respect to the services to be performed by Mr. Maffei on behalf of our company. Under the corollary programs of Liberty Media and Qurate Retail, Mr. Maffei was entitled to receive from Liberty Media and Qurate Retail a maximum individual performance bonus equal to 60% of his Liberty Media and Qurate Retail maximum performance bonuses, subject to reduction based on a determination of his achievement of qualitative criteria established with respect to the services to be performed by him on behalf of Liberty Media and Qurate Retail, respectively, and an amount equal to 40% of his Liberty Media and Qurate Retail maximum performance bonuses, subject to reduction based on a determination of the corporate performance of Liberty Media and Qurate Retail, respectively. Under the corollary programs of each of Liberty Broadband and GCI Liberty, Mr. Maffei was entitled to receive from the applicable Service Company a maximum individual bonus equal to 100% of his maximum performance bonus established by the applicable Service Company, subject to reduction based on a determination of Mr. Maffei’s achievement of qualitative criteria established with respect to the services to be performed by him on behalf of that Service Company. Our compensation committee believes this construct was appropriate in light of the amended service agreement and the fact that Mr. Maffei splits his professional time and duties.

In December 2020, our compensation committee and the compensation committees of Liberty Media and each other Service Company reviewed contemporaneously Mr. Maffei’s personal performance and, with respect to Liberty Media and Qurate Retail, corporate performance under each company’s program. Notwithstanding this joint effort, our compensation committee retained sole and exclusive discretion with respect to the approval of award terms and amounts payable under our bonus program.

Our compensation committee reviewed Mr. Maffei’s performance to determine the reduction that would apply to his LTAH Maximum Performance Bonus. Our compensation committee took into account a variety of factors, without assigning a numerical weight to any single performance measure. The determination was based on reports to our board, the observations of committee members throughout the year and Mr. Maffei’s self-evaluation. In evaluating the performance of Mr. Maffei for determining the reduction that would apply to his LTAH Maximum Performance Bonus, the following performance objectives related to our company which has been assigned to him for 2020 were considered:

•	Assist Tripadvisor with evaluation of strategic alternatives and investments;

•	Support Tripadvisor with regard to the coronavirus impact, including activities around capital structure;

•	Develop succession planning at our company and at Tripadvisor; provide development opportunities to our company’s management team; and

•	Develop Environmental, Social and Governance (ESG) program for our company and for Tripadvisor.

Following a review of Mr. Maffei’s performance and a review of the time allocated to matters for our company, our compensation committee determined to pay Mr. Maffei the following portion of his LTAH Maximum Performance Bonus:

LTAH Maximum Performance Bonus	Percentage Payable	Aggregate Dollar Amount Paid
$1,700,000	81.25%	$1,381,250

Aggregate Results. To preserve cash due to the financial impact of the coronavirus pandemic, the company paid Mr. Maffei’s performance-based bonus amount in stock options to purchase shares of LTRPB, which were granted on December 15, 2020 (the Maffei 2020 Bonus Options). The number of options granted, and the exercise price thereof, were based on the fair market value on the date of grant in accordance with the 2019 incentive plan (as defined below) and the corresponding fair market value policy. These options were immediately vested on the date of grant. Our compensation committee then noted that, when combined with the total 2020 performance-based bonus amounts paid by Liberty Media and the other Service Companies, Mr. Maffei received $27,917,713. For more information regarding this bonus, please see the “Grants of Plan-Based Awards” table below.

Equity Incentive Compensation

The Liberty TripAdvisor Holdings, Inc. 2019 Omnibus Incentive Plan (the 2019 incentive plan), provides for the grant of a variety of incentive awards, including stock options, restricted shares, RSUs, stock appreciation rights (SARs) and performance awards. Our compensation committee has a preference for grants of stock options and awards of restricted stock or RSUs (as compared with other types of available awards under the 2019 incentive plan) based on the belief that they better promote retention of key employees through the continuing, long-term nature of an equity investment. It is the policy of our compensation committee that stock options be awarded with an exercise price equal to fair market value on the date of grant, typically measured by reference to the closing price on the grant date.

As discussed above, our executive officers perform management services for our company pursuant to the amended services agreement, and from the Spin-Off in 2014 until 2019, we did not separately compensate our executive officers for those services, other than to grant a stock option award to Mr. Maffei in 2014. In addition, Liberty TripAdvisor did not incur any of the costs of the equity awards granted by Liberty Media to its executive officers who provided services to our company during that period. Following a review of this practice, our compensation committee determined to grant the equity awards described below to Messrs. Maffei, Wendling and Rosenthaler and Ms. Wilm after considering the Liberty Media compensation committee’s request that our company grant a proportionate share of the aggregate equity grant value to each named executive officer each year for their service to our company and each of Liberty Media and the other Service Companies. The proportionate share for each company was determined based 50% on the relative market capitalization and 50% on relative time spent by Liberty Media’s employees working for such issuer. As a result, in March 2019, we began granting equity awards directly to our named executive officers and we granted such awards in 2020 as well. With respect to awards made to Mr. Maffei in 2020, the 2019 Maffei Employment Agreement provides that Mr. Maffei’s aggregate annual equity award value will be granted across Liberty Media and the Service Companies by Liberty Media’s compensation committee, our compensation committee and the compensation committees of each other Service Company based on two factors, each weighted 50%: (i) the relative market capitalization of each series of stock of each company and (ii) the average of (a) the percentage allocation of time for all Liberty Media employees across all companies and (b) Mr. Maffei’s percentage allocation of time across all companies, unless a different allocation method is agreed.

Consistent with our compensation philosophy, our compensation committee believes in aligning the interests of the named executive officers with those of our stockholders. This will ensure that our executives have a continuing stake in our long-term success. In furtherance of this philosophy, in 2020, our compensation committee granted the equity awards described below to Messrs. Maffei, Wendling and Rosenthaler and Ms. Wilm.

Maffei Annual Equity Awards. The 2019 Maffei Employment Agreement provides Mr. Maffei with the opportunity to earn equity awards during the employment term. See “—Executive Compensation Arrangements—Gregory B. Maffei” for additional information about the annual awards provided under the 2019 Maffei Employment Agreement.

When structuring the 2019 Maffei Employment Agreement, to further align Mr. Maffei’s interests with those of the other stockholders, the compensation committee structured his annual equity award grants as either option awards or performance-based restricted stock units with meaningful payout metrics determined annually. This structure was designed to provide for alignment of interests with the company’s stockholders and flexibility to the compensation committee to incent achievement of strategic objectives that may change or evolve over the term of the agreement.

The 2019 Maffei Employment Agreement provided that Mr. Maffei was entitled to receive from our company, Liberty Media and the other Service Companies in 2020 a combined target value equity award of $17.5 million comprised of time-vested stock options, performance-based restricted stock units or a combination of award types, at Mr. Maffei’s election.

In 2020, our compensation committee granted performance-based RSUs to Mr. Maffei in satisfaction of our obligations under the 2019 Maffei Employment Agreement for 5% of Mr. Maffei’s aggregate annual equity award for 2020, or $875,000. Our compensation committee believed that Mr. Maffei’s RSU grants should be subject to performance metrics that incentivize and reward Mr. Maffei for successful completion of our company’s strategic initiatives.

As a result, our compensation committee granted to Mr. Maffei 242,382 performance-based RSUs with respect to LTRPB shares (the 2020 Maffei RSUs). The 2020 Maffei RSUs were granted on March 12, 2020 and vest only upon attainment of the performance objectives described below.

Our compensation committee reviewed the financial performance of our company along with the personal performance of Mr. Maffei. Based on the compensation committee’s assessment of his individual performance against the goals established in connection with the performance cash bonus program and general observation of his leadership and executive performance, our compensation committee approved vesting of all of the 2020 Maffei RSUs previously granted to Mr. Maffei.

For more information regarding the equity awards, see the “Grants of Plan-Based Awards” table below.

Other 2020 Awards.

Multiyear Equity Awards. Our compensation committee decided to make larger stock option grants (equaling approximately three to four years’ value of the named executive officer’s annual grants) that vest between two and four years after grant, rather than making annual grants over the same period. These multiyear grants provide for back-end weighted vesting and generally expire seven to ten years after grant to encourage executives to remain with the company over the long-term and to better align their interests with those of the stockholders.

In line with this philosophy, in connection with entering into, and pursuant to the terms of, the 2019 Maffei Employment Agreement, Mr. Maffei was entitled to an upfront award, to be granted in two tranches in December 2019 and December 2020 (the Maffei Term Equity). Five percent of the 2019 tranche of the Maffei Term Equity, or $2.25 million, was allocated to our company and 6% of the 2020 tranche of the Maffei Term Equity, or $2.7 million, was allocated to our company following a reallocation in December 2020. In December 2019, Mr. Maffei received a grant of RSUs with respect to 320,057 LTRPB shares, which vest on December 15, 2023, subject to Mr. Maffei’s continued employment (the 2019 Maffei Term RSUs). On December 7, 2020, Mr. Maffei received a grant of RSUs with respect to 1,000,000 LTRPB shares, which vest on December 7, 2024, subject to Mr. Maffei’s continued employment (the 2020 Maffei Term RSUs).

In December 2020, our compensation committee granted to each of Messrs. Wendling and Rosenthaler and Ms. Wilm the following multiyear stock option awards that equal the value of Messrs. Wendling’s and Rosenthaler’s annual grants that are expected to be granted to each for the period from January 1, 2021 through December 31, 2023, and in the case of Ms. Wilm, a top-up in value over grants already made for the period from January 1, 2021 through December 31, 2023 to reflect the increased responsibilities associated with her new role as Chief Administrative Officer: Mr. Wendling – 49,491 options to purchase LTRPA shares (the Wendling 2020 Multiyear Options); Mr. Rosenthaler – 89,404 options to purchase LTRPA shares (the Rosenthaler 2020 Multiyear Options); and Ms. Wilm – 24,075 options to purchase LTRPA shares (the Wilm 2020 Multiyear Options, and together with the Wendling 2020 Multiyear Options and the Rosenthaler 2020 Multiyear Options, the 2020 NEO Multiyear Options). The 2020 NEO Multiyear Options vest in equal installments on each of December 7, 2022 and 2023 and expire on the seventh anniversary of the grant date. See the “Grants of Plan-Based Awards” and the “Outstanding Equity Awards at Fiscal Year-End” tables below for more information about the 2020 NEO Multiyear Options.

Annual Performance Awards.

Performance-based RSU Awards. Our compensation committee granted annual performance-based RSUs to Messrs. Wendling and Rosenthaler and Ms. Wilm in March 2020. Our compensation committee granted to each of Messrs. Wendling and Rosenthaler and Ms. Wilm 7,535, 15,512 and 12,465 LTRPA performance-based RSUs, respectively (collectively, the 2020 Chief RSUs). The 2020 Chief RSUs would vest subject to the satisfaction of performance objectives described below.

Our compensation committee adopted an annual, performance-based program for payment of the 2020 Chief RSUs and reviewed each named executive officer’s 2020 performance against that performance program to determine which portion of the award would be paid. Our compensation committee reviewed the 2020 personal performance of Messrs. Wendling and Rosenthaler and Ms. Wilm and considered the recommendations from Mr. Maffei. Mr. Maffei recommended that our committee vest 100% of the 2020 Chief RSUs based on his assessment of their individual performance and his general observation of their leadership and executive performance. Accordingly, our compensation committee approved vesting in full of the 2020 Chief RSUs previously granted to Messrs. Wendling and Rosenthaler and Ms. Wilm.

2020 Maffei Restructuring Restricted Stock Unit Grant. As described above, in April 2020, Mr. Maffei received a grant of 30,110 LTRPB restricted stock units (the 2020 Maffei Restructuring RSUs) as a result of Mr. Maffei’s offer to waive and restructure his remaining unpaid 2020 calendar year base salary due to potential liquidity concerns at Liberty Media and the Service Companies resulting from the onset of the pandemic. The 2020 Maffei Restructuring RSUs vested on December 10, 2020.

Perquisites and Other Personal Benefits.

The perquisites and other personal benefits available to our executives (that are not otherwise available to all of our salaried employees) consist of:

•	limited personal use of Liberty Media’s corporate aircraft (pursuant to aircraft time sharing agreements between our company and Liberty Media);

•	in the case of Mr. Maffei, payment of legal expenses pertaining to his employment arrangement; and

•	occasional, personal use of Liberty Media’s apartment in New York City (pursuant to a sharing arrangement between our company and Liberty Media), which is primarily used for business purposes, and occasional, personal use of a company car and driver.

Taxable income may be incurred by our executives in connection with their receipt of perquisites and personal benefits. We have not provided gross-up payments to our executives in connection with any such taxable income incurred during the past three years.

Aircraft Usage. On occasion, and with the approval of the Chairman of Liberty Media, executives may have family members and other guests accompany them on Liberty Media’s corporate aircraft when traveling on business.

Pursuant to a February 5, 2013 letter agreement between Liberty Media and Mr. Maffei, Mr. Maffei is entitled to 120 hours per year of personal flight time through the first to occur of (i) the termination of his employment with Liberty Media, subject to any continued right to use the corporate aircraft as described below or pursuant to the terms of his employment arrangement in effect at the time of the termination or (ii) the cessation of ownership or lease of corporate aircraft. During 2020, pursuant to November 11, 2015 and December 13, 2019 letter agreements between Liberty Media and Mr. Maffei, Mr. Maffei was entitled to 50 additional hours per year of personal flight time if he reimbursed Liberty Media for such usage through the first to occur of (i) the termination of his employment with Liberty Media or (ii) the cessation of ownership or lease of corporate aircraft. If Mr. Maffei’s employment is terminated due to disability, for good reason or without cause, Mr. Maffei would be entitled to continued use of the corporate aircraft for 12 months after termination of his employment. Mr. Maffei incurs taxable income, calculated in accordance with the Standard Industry Fare Level (SIFL) rates, for all personal use of the corporate aircraft under the February 5, 2013 letter agreement. Mr. Maffei incurs taxable income at the SIFL rates minus amounts paid under time sharing agreements with Liberty Media for travel. Flights where there are no passengers on company-owned aircraft are not charged against the 120 hours of personal flight time per year allotted to Mr. Maffei if the flight department determines that the use of a NetJets, Inc. supplied aircraft for a proposed personal flight would be disadvantageous to our company due to (i) use of budgeted hours under the then current Liberty Media fractional ownership contract with NetJets, Inc. or (ii) higher flight cost as compared to the cost of using company-owned aircraft.

For disclosure purposes, Liberty Media determines the aggregate incremental cost to Liberty Media of the executives’ personal flights by using a method that takes into account all operating costs related to such flights, including:

•	landing and parking expenses;

•	crew travel expenses;

•	supplies and catering;

•	aircraft fuel and oil expenses per hour of flight;

•	aircraft maintenance and upkeep;

•	any customs, foreign permit and similar fees; and

•	passenger ground transportation.

Because Liberty Media’s aircraft is used primarily for business travel, this methodology excludes fixed costs that do not change based on usage, such as salaries of pilots and crew, and purchase or lease costs of aircraft.

Pursuant to the amended services agreement, we pay Liberty Media for any costs, calculated in accordance with Part 91 of the Federal Aviation Regulations, associated with Mr. Maffei using Liberty Media’s corporate aircraft for our company’s business matters along with the approved personal use of Liberty Media’s corporate aircraft that are allocable to our company under the amended services agreement. Pursuant to aircraft time sharing agreements between Liberty Media and Mr. Maffei, Mr. Maffei was responsible for reimbursing Liberty Media for costs associated with his 50 additional hours per year of personal flight time and such costs include the expenses listed above, insurance obtained for the specific flight and an additional charge equal to 100% of the aircraft fuel and oil expenses for the specific flight.

For purposes of determining an executive’s taxable income, personal use of Liberty Media’s aircraft is valued using a method based on SIFL rates, as published by the Treasury Department. The amount determined using the SIFL rates is typically lower than the amount determined using the incremental cost method. Under the American Jobs Creation Act of 2004, the amount that may be deducted for a purely personal flight is limited to the amount included in the taxable income of the executives who took the flight. Also, the deductibility of any non-business use will be limited by Section 162(m) of the Internal Revenue Code of 1986, as amended (the Code), to the extent that the named executive officer’s compensation that is subject to that limitation exceeds $1 million. See “—Deductibility of Executive Compensation” below.

Liberty Media has a fractional ownership contract with NetJets, Inc. for business travel purposes. Given the coronavirus pandemic and the significant reduction in business travel, the minimum use of the NetJets contract would not be met and, therefore, the company’s named executive officers and directors were afforded the opportunity to use a portion of the NetJets contract for personal use, provided that each such named executive officer or director was responsible for reimbursing Liberty Media for costs associated therewith. Such use resulted in no incremental cost to the company and the executives did not incur any taxable income in connection therewith.

Changes for 2021

Our company, Liberty Media and each of the other Service Companies approved an annual cash bonus program that will apply to our named executive officers beginning in 2021. The compensation committees of each of these companies approved for each named executive officer target and maximum bonus opportunities, sixty percent of which will be based on the officer’s individual performance goals and forty percent on corporate performance goals that relate to our company, Liberty Media and each of the other Service Companies (including subsidiary financial metrics and corporate level achievements). Our company will pay directly to our other named executive officers (in addition to Mr. Maffei) the portion of the annual cash performance bonus that will be allocated to our company according to the same allocation schedule that applies to Mr. Maffei, pursuant to the amended services agreement. Mr. Maffei’s compensation is allocated across Liberty Media, and each of our company and the other Service Companies based on two factors, each weighted 50%: (i) the relative market capitalization of each series of stock of each company and (ii) the average of (a) the percentage allocation of time for all Liberty Media employees across all companies and (b) Mr. Maffei’s percentage allocation of time across all companies, unless a different allocation method is agreed.

Deductibility of Executive Compensation

In developing the 2020 compensation packages for the named executive officers, the deductibility of executive compensation under Section 162(m) of the Code is considered. That provision prohibits the deduction of compensation of more than $1 million paid to certain executives, subject to certain exceptions. Following the enactment of the Tax Cuts and Jobs Act of 2017, beginning with the 2018 calendar year, the executives potentially affected by the limitations of Section 162(m) of the Code have been expanded and there is no longer any exception for qualified performance-based compensation. Although some performance-based awards will not result in a compensation deduction after 2017, we believe the transition rules in effect for binding contracts in effect on November 2, 2017 should continue to allow certain of these awards to maintain their exemption from the $1 million annual deduction limitation for so long as such awards are not materially modified. However, portions of the compensation we pay to the named executive officers may not be deductible due to the application of Section 162(m) of the Code. Our compensation committee believes that the lost deduction on compensation payable in excess of the $1 million limitation for the named executive officers is not material relative to the benefit of being able to attract and retain talented management.

Recoupment Provisions

In those instances where we grant equity-based incentive compensation, we expect to include in the related agreement with the executive a right, in favor of our company, to require the executive to repay or return to the company any cash, stock or other incentive compensation (including proceeds from the disposition of shares received upon exercise of options or stock appreciation rights). That right will arise if (1) a material restatement of any of our financial statements is required and (2) in the reasonable judgment of our compensation committee, (A) such restatement is due to material noncompliance with any financial reporting requirement under applicable securities laws and (B) such noncompliance is a result of misconduct on the part of the executive. In determining the amount of such repayment or return, our compensation committee may take into account, among other factors it deems relevant, the extent to which the market value of the applicable series of our common stock was affected by the errors giving rise to the restatement. The cash, stock or other compensation that we may require the executive to repay or return must have been received by the executive during the 12-month period beginning on the date of the first public issuance or the filing with the SEC, whichever occurs earlier, of the financial statement requiring restatement. The compensation required to be repaid or returned will include (1) cash or company stock received by the executive (A) upon the exercise during that 12-month period of any stock appreciation right held by the executive or (B) upon the payment during that 12-month period of any incentive compensation, the value of which is determined by reference to the value of company stock, and (2) any proceeds received by the executive from the disposition during that 12-month period of company stock received by the executive upon the exercise, vesting or payment during that 12-month period of any award of equity-based incentive compensation. Beginning in December 2020, we also began including in new forms of equity-based award agreements a right, in favor of our company, to require the executive to repay or return to the company, upon a reasonable determination by our compensation committee that the executive breached the confidentiality obligations included in the agreement, all or any portion of the outstanding award, any shares received under awards during the 12-month period prior to any such breach or any time after such breach and any proceeds from the disposition of shares received under awards during the 12-month period prior to any such breach or any time after such breach.

Summary Compensation Table

Name and Principal Position (as of 12/31/20)	Year	Salary ($)		Bonus ($)(2)	Stock Awards ($)(3)	Option Awards ($)(4)	Non-Equity Incentive Plan Compensation ($)		Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)		Total ($)
Gregory B. Maffei	2020	150,000	(1)	-	5,310,861	-	1,377,317	(5)	-	47,717	(6)	6,885,895
Chairman of the Board,	2019	-		250,000	2,813,547	170,196	-		-	-		3,233,743
President and Chief	2018	-		-	-	-	-		-	-		-
Executive Officer

Brian J. Wendling	2020	-		-	9,230	136,488	-		-	-		145,718
Senior Vice President and	2019	-		-	20,433	-	-		-	-		20,433
Chief Financial Officer	2018	-		-	-	-	-		-	-		-

Albert E. Rosenthaler	2020	-		-	19,002	246,561	-		-	-		265,563
Chief Corporate	2019	-		-	46,619	-	-		-	-		46,619
Development Officer	2018	-		-	-	-	-		-	-		-

Renee L. Wilm(7)	2020	-		-	15,270	66,395	-		-	-		81,665
Chief Legal Officer	2019	-		-	9,368	148,230	-		-	-		157,598
	2018	n/a		n/a	n/a	n/a	n/a		n/a	n/a		n/a

(1)	Represents only that portion of Mr. Maffei’s base salary allocated to our company under the amended services agreement in connection with the 2019 Maffei Employment Agreement as described in “—Executive Compensation Arrangements—Gregory B. Maffei—2019 Maffei Employment Agreement.” For a description of the allocation of Mr. Maffei’s compensation among Liberty Media, our company and the other Service Companies pursuant to the 2019 Maffei Employment Agreement and the amended services agreement, see “—Executive Compensation Arrangements—Gregory B. Maffei—2019 Maffei Employment Agreement.” Pursuant to the 2019 Maffei Employment Agreement, beginning January 1, 2020 the amount of Mr. Maffei’s base salary allocable to our company was $150,000. Due to the financial impact of the coronavirus pandemic, for the period from April 4, 2020 through December 31, 2020, Mr. Maffei offered to waive the right to his base salary except for amounts sufficient to cover health insurance, flexible spending contributions and certain taxes In consideration for Mr. Maffei’s offer to waive and restructure his base salary, we granted to Mr. Maffei the 2020 Maffei Restructuring RSUs, which had a grant date fair value of $143,324. Mr. Maffei received an aggregate of $41,000 in cash salary during 2020. The portion of the grant date fair value of the 2020 Maffei Restructuring RSUs that replaced Mr. Maffei’s foregone base salary of $109,000 is reflected in the “Salary” column of this Summary Compensation Table. The portion of the grant date fair value of the 2020 Maffei Restructuring RSUs that exceeded the amount of Mr. Maffei’s foregone base salary was $34,324 and is reported in the “Stock Awards” column of this Summary Compensation Table in accordance with applicable SEC rules. The grant date fair value of all of the 2020 Maffei Restructuring RSUs is reflected in the “Grants of Plan-Based Awards” table below.

(2)	Represents only that portion of Mr. Maffei’s cash commitment bonus allocated to our company under the amended services agreement in connection with the 2019 Maffei Employment Agreement as described in “—Executive Compensation Arrangements—Gregory B. Maffei—2019 Maffei Employment Agreement.”

(3)	Reflects, as applicable, the grant date fair value of the 2020 Maffei Term RSUs and the 2019 Maffei Term RSUs, the 2020 Maffei RSUs, the portion of the 2020 Maffei Restructuring RSUs that exceeded the amount of base salary waived by Mr. Maffei ($34,324), the 2020 Chief RSUs and the RSUs awarded to Messrs. Maffei, Wendling and Rosenthaler and Ms. Wilm in 2019. The grant date fair value of these awards has been computed in accordance with FASB ASC Topic 718, but (pursuant to SEC regulations) without reduction for estimated forfeitures. For a description of the assumptions applied in these calculations, see Note 12 to our consolidated financial statements for the year ended December 31, 2020 (which are included in our 2020 Form 10-K).

(4)	The grant date fair values of the 2020 NEO Multiyear Options and the stock options awarded to Mr. Maffei and Ms. Wilm in 2019 have been computed in accordance with FASB ASC Topic 718, but (pursuant to SEC regulations) without reduction for estimated forfeitures. For a description of the assumptions applied in these calculations, see Note 12 to our consolidated financial statements for the year ended December 31, 2020 (which are included in our 2020 Form 10-K).

(5)	Represents Mr. Maffei’s annual performance-based bonus. To preserve cash due to the financial impact of the coronavirus pandemic, the company paid Mr. Maffei’s performance-based bonus amount in 572,665 stock options to purchase shares of LTRPB, as described in “—Compensation Discussion and Analysis—Elements of 2020 Executive Compensation—2020 Performance-based Bonus.” Reflects the grant date fair value of those stock options computed in accordance with FASB ASC Topic 718, but (pursuant to SEC regulations) without reduction for estimated forfeitures. For a description of the assumptions applied in these calculations, see Note 12 to our consolidated financial statements for the year ended December 31, 2020 (which are included in our 2020 Form 10-K).

(6)	Includes the following amounts, which were allocated to our company under the amended services agreement:

Amounts ($)
Payment in 2020 for legal expenses pertaining to Mr. Maffei’s employment agreement entered into in December 2019	32,641
Compensation related to personal use of corporate aircraft(a)	13,395
Life insurance premiums	101
Matching contributions made to the Liberty Media 401(k) Savings Plan(b)	1,425

(a)            Calculated based on aggregate incremental cost of such usage allocated to our company.

(b)	The Liberty Media 401(k) Savings Plan provides employees with an opportunity to save for retirement. The Liberty Media 401(k) Savings Plan participants may contribute up to 75% of their eligible compensation on a pre-tax basis to the plan and an additional 10% of their eligible compensation on an after-tax basis (subject to specified maximums and IRS limits), and Liberty Media contributes a matching contribution that vests based upon the participants’ years of service and is based on the participants’ own contributions up to the maximum matching contribution set forth in the plan. Our company reimburses Liberty Media under the amended services agreement for our allocable portion of the matching contribution for Mr. Maffei. Mr. Maffei’s matching contributions are fully vested. Participant contributions to the Liberty Media 401(k) Savings Plan are fully vested upon contribution.

Liberty Media owns an apartment in New York City which is primarily used for business purposes. Mr. Maffei occasionally used this apartment for personal reasons during the year indicated above and our company reimburses Liberty Media for our allocable portion.

(7)	Ms. Wilm assumed the role of Chief Legal Officer of our company, effective September 23, 2019, and the role of Chief Administrative Officer in January 2021.

Executive Compensation Arrangements

Gregory B. Maffei

2019 Maffei Employment Agreement

Liberty Media entered into the 2019 Maffei Employment Agreement with Mr. Maffei, effective December 13, 2019. The arrangement provides for a five year employment term beginning January 1, 2020 and ending December 31, 2024, with an annual base salary of $3 million (with no contracted increase) and a one-time cash commitment bonus of $5 million, an annual target cash performance bonus equal to $17 million (with payment subject to the achievement of one or more performance metrics as determined by the applicable company’s compensation committee with respect to its allocable portion), upfront awards (with an aggregate grant date fair value of $90 million to be granted in two equal tranches) and annual equity awards with an aggregate target grant date fair value of $17.5 million.

Liberty Media paid Mr. Maffei his $5 million cash commitment bonus in 2019, and we reimbursed Liberty Media for our allocable portion (which was 5%) in 2019.

Maffei Term Equity Awards. Also, on December 13, 2019, in connection with the execution of the 2019 Maffei Employment Agreement, Mr. Maffei became entitled to receive term equity awards with an aggregate grant date fair value of $90 million (the upfront awards) to be granted in two equal tranches. The first tranche of Mr. Maffei’s upfront awards consisted of time-vested stock options from each of Liberty Media, Qurate Retail, Liberty Broadband and GCI Liberty and time-vested restricted stock units from our company (collectively, the 2019 term awards) that vest, in the case of the stock options, on December 31, 2023 and, in the case of the restricted stock units on December 15, 2023, subject to Mr. Maffei’s continued employment, except as described below. Our portion of the first tranche of the upfront awards had an aggregate grant date fair value of $2,250,000 and consisted of 320,057 LTRPB RSUs.

The second tranche of the upfront awards was granted in December 2020, and consisted of time-vested stock options from each of Liberty Media, Qurate Retail, Liberty Broadband and GCI Liberty and time-vested restricted stock units from our company (collectively, the 2020 term awards). The stock options will vest on December 31, 2024 and the restricted stock units will vest on December 7, 2024, subject to Mr. Maffei’s continued employment, except as described below. Our portion of the 2020 term awards, granted in December 2020, had an aggregate grant date fair value of $2,700,000 and consisted of 1,000,000 LTRPB RSUs.

Annual Awards. Pursuant to the 2019 Maffei Employment Agreement, the aggregate grant date fair value of Mr. Maffei’s annual equity awards is $17.5 million for each year during the term of the 2019 Maffei Employment Agreement and is comprised of awards of time-vested stock options (the Annual Options), performance-based restricted stock units (Annual Performance RSUs) or a combination of award types, at Mr. Maffei’s election, allocable across Liberty Media and each of the Service Companies (collectively, the Annual Awards). Vesting of any Annual Performance RSUs will be subject to the achievement of one or more performance metrics to be approved by our compensation committee and the compensation committee of Liberty Media or the applicable other Service Company with respect to its allocable portion of the Annual Performance RSUs. For a description of Mr. Maffei’s Annual Awards, see “—Compensation Discussion and Analysis—Elements of Executive Compensation—Equity Incentive Compensation—Maffei Annual Equity Awards.”

Termination Payments and Benefits. Mr. Maffei will be entitled to the following payments and benefits from Liberty Media (with Liberty Media being reimbursed by our company for its allocated portion of the severance benefits pursuant to the amended services agreement) if his employment is terminated at Liberty Media under the circumstances described below, subject to the execution of releases by Liberty Media and Mr. Maffei in a form to be mutually agreed. The following discussion also summarizes the termination payments and benefits that Mr. Maffei would be entitled to if his services are terminated at our company under the scenarios described below.

Termination by Liberty Media without Cause or by Mr. Maffei for Good Reason. If Mr. Maffei’s employment is terminated by Liberty Media without cause (as defined in the 2019 Maffei Employment Agreement) or if Mr. Maffei terminates his employment for good reason (as defined in the 2019 Maffei Employment Agreement), he is entitled to the following: (i) his accrued base salary, any accrued but unpaid bonus for the prior completed year, any unpaid expense reimbursements and any amounts due under applicable law; (ii) a severance payment of two times his base salary during the year of his termination to be paid in equal installments over 24 months; (iii) fully vested shares with an aggregate grant date fair value of $35 million consisting of shares of the applicable series of common stock from Liberty Media, Qurate Retail, Liberty Broadband and us; (iv) full vesting of his upfront awards and full vesting of the annual equity awards for the year in which the termination occurs (including the grant and full vesting of such annual equity awards if the termination occurs before they have been granted); (v) lump sum cash payment of two times the average annual cash performance bonus paid for the two calendar years ending prior to the termination, but in no event less than two times his target annual cash performance bonus of $17 million, with (subject to certain exceptions) up to 25% of such amount payable in shares of the applicable series of common stock from Liberty Media, Qurate Retail, Liberty Broadband and us; (vi) a lump sum cash payment equal to the greater of (x) $17 million and (y) the annual cash performance bonus otherwise payable for the year of termination, in each case, prorated based on the number of days that have elapsed within the year of termination (including the date of termination), with (subject to certain exceptions) up to 25% of such amount payable in shares of the applicable series of common stock from Liberty Media, Qurate Retail, Liberty Broadband and us; and (vii) continued use for 12 months after such termination of certain services and perquisites provided by Liberty Media, including continued use of Liberty Media’s aircraft (collectively, the severance benefits).

Termination at our Company by our Company without Cause or by Mr. Maffei for Good Reason. If Mr. Maffei’s services at our company are terminated by us without cause (as defined in the 2019 Maffei Employment Agreement) or by Mr. Maffei for good reason (as defined in the 2019 Maffei Employment Agreement), he will be entitled to full vesting of the upfront awards and the Annual Awards, in each case, granted by us for the year of his termination, and if Mr. Maffei remains employed by Liberty Media at or following the date of termination of his services to our company, he will also be entitled to payment of our allocated portion of the annual cash performance bonus for the year, prorated for the portion of the calendar year in which Mr. Maffei served as an officer of our company. Other than as described above, no severance benefits will be due to Mr. Maffei if he remains employed by Liberty Media at or following the date of termination of his services to our company.

Termination by Reason of Death or Disability. In the event of Mr. Maffei’s death or disability, he will be entitled to the same payments and benefits as if his services had been terminated without cause or for good reason as described above in “—Executive Compensation Arrangements—Gregory B. Maffei—2019 Employment Agreement—Termination by Liberty Media without Cause or for Mr. Maffei for Good Reason.”

For Cause Termination at our Company. In the event Mr. Maffei’s services to our company are terminated by us for cause, he will forfeit any unvested portion of the upfront awards granted by us, and if the termination for cause occurs before the close of business on December 31 of the relevant grant year, Mr. Maffei will forfeit our allocated portion of the annual cash performance bonus and all of the annual equity awards granted by our company for that grant year. If Mr. Maffei’s services are terminated by our company for cause after the close of business on December 31 of the relevant grant year, but prior to the date on which our compensation committee certifies achievement of the performance metric for any outstanding performance-based restricted stock units for the grant year, the award will remain outstanding until such date and will vest to the extent determined by our compensation committee.

Voluntary Termination at our Company without Good Reason. If Mr. Maffei voluntarily terminates the services he provides to us without good reason, he will be entitled to pro rata vesting of the upfront awards granted by our company (based on the number of days that have elapsed from the grant date and a four-year vesting period). He will also be entitled to pro rata vesting of his annual equity awards for the year of termination granted by us (based on the elapsed number of days in the calendar year of termination) and a pro rata payment of our allocated portion of his annual cash performance bonus of $17 million (based upon the elapsed number of days in the calendar year of termination). Any performance-based restricted stock units for the year of termination that are unvested on the date of termination will remain outstanding until the performance criteria is determined and will vest pro rata (based upon the elapsed number of days in the calendar year of termination) to the extent determined by our compensation committee (at a level not less than 100% of the target award). Other than as described above, no severance benefits will be due to Mr. Maffei if he remains employed by Liberty Media at or following the date of termination of his services to us. If Mr. Maffei also voluntarily terminates his employment with Liberty Media, rather than being entitled to payment of our allocated portion of his annual cash bonus, Mr. Maffei would be entitled to receive a payment from Liberty Media equal to $17 million, prorated based upon the elapsed number of days in the calendar year of termination. Our company would reimburse Liberty Media for our allocable portion of this payment.

Equity Incentive Plans

The 2019 incentive plan is designed, and prior to its expiration, the Liberty TripAdvisor Holdings, Inc. 2014 Omnibus Incentive Plan (amended and restated March 11, 2015), as amended (the 2014 incentive plan), was designed, to provide additional remuneration to eligible officers and employees of our company, our nonemployee directors and independent contractors and employees of Liberty Media or Qurate Retail providing services to us and to encourage their investment in our capital stock, thereby increasing their proprietary interest in our business. Non-qualified stock options, SARs, restricted shares, RSUs, cash awards, performance awards or any combination of the foregoing may be granted under the 2019 incentive plan (collectively, as used in this description of the 2019 incentive plan, awards). The maximum number of shares of our common stock with respect to which awards may be granted is 5,000,000 shares, subject to anti-dilution and other adjustment provisions of the 2019 incentive plan. No nonemployee director may be granted during any calendar year awards having a value (as determined on the grant date of such award) in excess of $3 million. Shares of our common stock issuable pursuant to awards will be made available from either authorized but unissued shares or shares that have been issued but reacquired by our company, including shares purchased on the open market. The 2019 incentive plan is administered by the compensation committee with regard to all awards granted under the 2019 incentive plan (other than awards granted to the nonemployee directors which may be administered by our full board of directors or the compensation committee), and the compensation committee has full power and authority to determine the terms and conditions of such awards. The 2019 incentive plan is the only incentive plan under which awards will be made.

In connection with the Spin-Off, new equity incentive awards with respect to our common stock (the new Liberty TripAdvisor awards) were issued in connection with adjustments made to outstanding equity incentive awards with respect to shares of Qurate Retail’s former Liberty Ventures common stock which had been granted to various directors, officers and employees and consultants of Qurate Retail and certain of its subsidiaries pursuant to the various stock incentive plans administered by the Qurate Retail board of directors or the compensation committee thereof. These new Liberty TripAdvisor awards were issued pursuant to the Liberty TripAdvisor Holdings, Inc. Transitional Stock Adjustment Plan (the transitional plan), which governs the terms and conditions of the new Liberty TripAdvisor awards but cannot be used to make any additional grants following the Spin-Off.

Pay Ratio Information

We are providing the following information about the relationship of the median annual total compensation of our employees and the total compensation of Mr. Maffei, our chief executive officer on December 31, 2020, pursuant to the SEC’s pay ratio disclosure rules set forth in Item 402(u) of Regulation S-K. We believe our pay ratio is a reasonable estimate calculated in a manner consistent with the SEC’s pay ratio disclosure rules. However, because these rules provide flexibility in determining the methodology, assumptions and estimates used to determine pay ratios and the fact that workforce composition issues differ significantly between companies, our pay ratio may not be comparable to the pay ratios reported by other companies.

To identify our median employee, we first determined our employee population as of December 31, 2020, which consisted of employees located in the U.S., Europe and throughout the rest of the world, representing all full-time, part-time and temporary employees, including hourly employees, employed by our company and our consolidated subsidiary, Tripadvisor, on that date. Using information from our payroll records, we then measured each employee’s annual total compensation for calendar year 2020, consisting of annualized base salary, short-term bonus at target and annual long-term equity incentive award at target. Tripadvisor annualized the compensation of approximately 409 full-time and part-time employees who were hired in 2020 but who did not work for the entire fiscal year. The earnings of Tripadvisor’s employees outside the U.S. were converted to U.S. dollars using the currency exchange rates used for Tripadvisor’s organizational planning purposes, which consider historic and forecasted rates as well as other factors. We did not make any cost-of-living or full-time equivalent adjustments.

Once we identified our median employee, we then determined that employee’s total compensation, including any perquisites and other benefits, in the same manner that we determined the total compensation of our named executive officers for purposes of the Summary Compensation Table above. The ratio of our chief executive officer’s total annual compensation to that of the median employee was as follows:

Chief Executive Officer Total Annual Compensation	$6,885,895
Median Employee Total Annual Compensation	$79,909
Ratio of Chief Executive Officer to Median Employee Total Annual Compensation	86:1

Pursuant to the terms of the 2019 Maffei Employment Agreement, Mr. Maffei received the 2020 Maffei Term RSUs. Our portion of the 2020 Maffei Term RSUs, granted in December 2020, had an aggregate grant date fair value of $4,530,000. Given that this grant was made outside of our normal, annual compensation practices, we have also included a ratio that eliminates from the total compensation the grant date fair value of our portion of the 2020 Maffei Term RSUs:

Chief Executive Officer Total Annual Compensation (without Maffei 2020 Term RSUs)	$2,355,895
Median Employee Total Annual Compensation	$79,909
Ratio of Chief Executive Officer to Median Employee Total Annual Compensation	29:1

Grants of Plan-Based Awards

The following table contains information regarding plan-based incentive awards granted during the year ended December 31, 2020 to the named executive officers.

			Estimated Future Payouts under Non-Equity Incentive Plan Awards				Estimated Future Payouts under Equity Incentive Plan Awards			All Other Stock Awards: Number of Shares of Stock or Units (#)		All Other Option Awards: Number of Securities Underlying Options (#)		Exercise or Base Price of Option Awards ($/Sh)	Grant Date Fair Value of Stock and Option Awards ($)
Name	Grant Date		Threshold ($)(1)	Target ($)(1)	Maximum ($)		Threshold (#)(2)	Target (#)(2)	Maximum (#)(3)
Gregory B. Maffei
	03/12/2020	(4)	-	850,000	1,700,000	(5)	-	-	-	-		-		-	-
LTRPB	03/12/2020	(6)	-	-	-		-	242,382	363,573	-		-		-	746,537
LTRPB	04/14/2020	(7)	-	-	-		-	-	-	30,110	(8)	-		-	143,324
LTRPB	12/07/2020	(9)	-	-	-		-	-	-	1,000,000	(10)	-		-	4,530,000

Brian J. Wendling
LTRPA	03/12/2020	(6)	-	-	-		-	7,535	-	-		-		-	9,230
LTRPA	12/07/2020	(9)	-	-	-		-	-	-	-		49,491	(11)	4.31	136,488

Albert E. Rosenthaler
LTRPA	03/12/2020	(6)	-	-	-		-	15,512	-	-		-		-	19,002
LTRPA	12/07/2020	(9)	-	-	-		-	-	-	-		89,404	(11)	4.31	246,561

Renee L. Wilm
LTRPA	03/12/2020	(6)	-	-	-		-	12,465	-	-		-		-	15,270
LTRPA	12/07/2020	(9)	-	-	-		-	-	-	-		24,075	(11)	4.31	66,395

(1)	Mr. Maffei’s 2020 performance-based bonus program does not provide for a threshold bonus amount. The program does provide for a target bonus amount that would be payable upon satisfaction of the performance criteria under the 2020 performance-based bonus program. For a discussion of the 2020 performance-based bonus, see “—Compensation Discussion and Analysis—Elements of 2020 Executive Compensation—2020 Performance-based Bonus” and footnote number 5 of this table, below.

(2)	The terms of each of the 2020 Maffei RSUs and the 2020 Chief RSUs do not provide for a threshold amount that would be payable upon satisfaction of the performance criteria established by the compensation committee. With respect to the 2020 Maffei RSUs, the amount in the Target column represents the target amount that would have been payable to Mr. Maffei assuming achievement of the target performance goals. With respect to the 2020 Chief RSUs, the amounts in the Target column represent the target amount that would have been payable to the award holder assuming our compensation committee determined not to reduce such payout after considering the performance of each named executive officer. For the actual 2020 Maffei RSUs and 2020 Chief RSUs that vested, see “—Compensation Discussion and Analysis—Compensation Overview—Equity Incentive Compensation.”

(3)	With respect to the 2020 Maffei RSUs, the amount in the Maximum column represents the maximum amount that would have been payable assuming maximum achievement of the performance goals.

(4)	Reflects the date on which our compensation committee established the terms of Mr. Maffei’s 2020 performance-based bonus program, as described under “—Compensation Discussion and Analysis—Elements of 2020 Executive Compensation—2020 Performance-based Bonus.”

(5)	In light of the financial impact of the coronavirus pandemic, the company determined to settle Mr. Maffei’s bonus in stock options to purchase 572,665 LTRPB shares at an exercise price of $3.76, instead of cash, as described in “—Compensation Discussion and Analysis—Elements of 2020 Executive Compensation—2020 Performance-based Bonus.” The grant date fair value of those stock options was $1,377,317 as computed in accordance with FASB ASC Topic 718, but (pursuant to SEC regulations) without reduction for estimated forfeitures. For a description of the assumptions applied in these calculations, see Note 12 to our consolidated financial statements for the year ended December 31, 2020 (which are included in our 2020 Form 10-K). The committee acted on December 10, 2020 and the options were granted on December 15, 2020. The target and maximum bonus opportunities for Mr. Maffei are reflected in the “Estimated Future Payouts under Non-Equity Incentive Plan Awards” column of this Grants of Plan-Based Awards table and the options are not reflected in the “All Other Option Awards” column in accordance with SEC interpretive guidance.

(6)	Reflects the date on which our compensation committee established the terms of the 2020 Maffei RSUs and the 2020 Chief RSUs as described under “—Compensation Discussion and Analysis—Elements of 2020 Executive Compensation—Equity Incentive Compensation—Maffei Annual Equity Awards” and “—Compensation Discussion and Analysis—Elements of 2020 Executive Compensation—Equity Incentive Compensation—Other 2020 Awards—Annual Performance Awards.”

(7)	Reflects the date on which our compensation committee established the terms of the 2020 Maffei Restructuring RSUs as described under “—Compensation Discussion and Analysis—Elements of 2020 Executive Compensation—2020 Maffei Restructuring RSUs.”

(8)	The 2020 Maffei Restructuring RSUs awards, which vested in full on December 10, 2020.

(9)	Reflects the date on which our compensation committee established the terms of the 2020 Maffei Term RSUs and the 2020 NEO Multiyear Options as described under “—Compensation Discussion and Analysis—Elements of 2020 Executive Compensation—Equity Incentive Compensation—Other 2020 Awards—Multiyear Equity Awards.”

(10)	Vests in full on December 7, 2024.

(11)	Vests 50% on December 7, 2022 and 50% on December 7, 2023.

Outstanding Equity Awards at Fiscal Year-End

The following table contains information regarding unexercised options and unvested RSUs which were outstanding as of December 31, 2020 and held by the named executive officers.

	Option awards						Stock Awards
Name	Number of securities underlying unexercised options (#) Exercisable	Number of securities underlying unexercised options (#) Unexercisable		Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option exercise price ($)	Option expiration date	Number of Shares or Units of Stock That Have Not Vested (#)		Market Value of Shares or Units of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)		Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)
Gregory B. Maffei
Option Awards
LTRPB	1,797,107	-		-	27.83	12/21/2024	-		-	-		-
LTRPB	26,557	-		-	14.28	03/06/2026	-		-	-		-
LTRPB	572,665	-		-	3.76	12/15/2027	-		-	-		-
RSU Awards
LTRPB	-	-		-	-	-	320,057	(1)	9,419,278	-		-
LTRPB	-	-		-	-	-	-		-	242,382	(2)	7,133,302
LTRPB	-	-		-	-	-	1,000,000	(3)	29,430,000	-		-

Brian J. Wendling
Option Awards
LTRPA	-	49,491	(4)	-	4.31	12/07/2027	-		-	-		-
RSU Awards
LTRPA	-	-		-	-	-	-		-	7,535	(2)	32,702

Albert E. Rosenthaler
Option Awards
LTRPA	-	89,404	(4)	-	4.31	12/07/2027	-		-	-		-
RSU Awards
LTRPA	-	-		-	-	-	-		-	15,512	(2)	67,322

Renee L. Wilm
Option Awards
LTRPA	-	44,414	(5)	-	7.07	11/11/2026	-		-	-		-
LTRPA	-	24,075	(4)	-	4.31	12/07/2027	-		-	-		-
RSU Awards
LTRPA	-	-		-	-	-	-		-	12,465	(2)	54,098

(1)	Vests on December 15, 2023.

(2)	Represents the target number of 2020 Maffei RSUs that Mr. Maffei could earn and the maximum number of 2020 Chief RSUs that Messrs. Wendling and Rosenthaler and Ms. Wilm could earn based on performance in 2020.

(3)	Vests on December 7, 2024.

(4)	Vests 50% on December 7, 2022 and 50% on December 7, 2023.

(5)	Vests 50% on September 23, 2022 and 50% on September 23, 2023.

Option Exercises and Stock Vested

The following table sets forth information concerning the vesting of RSUs held by our named executive officers during 2020. None of our named executive officers exercised any options during 2020.

	Option Awards		Stock Awards
	Number of		Number of
	shares	Value	shares		Value
	acquired on	realized on	acquired on		realized on
Name	exercise (#)	exercise ($)	vesting(#)(1)		vesting ($)
Gregory B. Maffei
LTRPB	—	—	65,363	(2)	240,138

Brian J. Wendling
LTRPA	—	—	1,442		2,192

Albert E. Rosenthaler
LTRPA	—	—	3,290		5,001

Renee L. Wilm
LTRPA	—	—	1,325		2,014

(1)	Includes shares withheld in payment of withholding taxes at election of holder.
(2)	Includes the 2020 Maffei Restructuring RSUs.

Potential Payments Upon Termination or Change-in-Control

The following table sets forth the potential payments to our named executive officers if their employment with our company had terminated or a change in control had occurred, in each case, as of December 31, 2020, which was the last business day of our last completed fiscal year. For purposes of the following table, we have assumed that Mr. Maffei’s employment had terminated at each of Liberty TripAdvisor, Liberty Media and the other Service Companies. In the event of such a termination or change in control, the actual amounts may be different due to various factors. In addition, we may enter into new arrangements or modify these arrangements from time to time.

The amounts provided in the table are based on the closing market prices on December 31, 2020 for our Series A common stock and Series B common stock, which were $4.34 and $29.43, respectively. The value of the options shown in the table is based on the spread between the exercise price of the award and the applicable closing price. Any of the named executive officers’ option awards that had exercise prices that were more than the closing market price of our Series A common stock and Series B common stock on December 31, 2020 have been excluded from the table below. The value of the RSUs shown in the table is based on the applicable closing market price and the number of unvested RSUs.

Each of our named executive officers has received awards and payments under our incentive plans. Additionally, Mr. Maffei is entitled to certain payments and acceleration rights upon termination under his employment agreement. See “—Executive Compensation Arrangements” above and “—Termination Without Cause or for Good Reason” below.

The circumstances giving rise to these potential payments and a brief summary of the provisions governing their payout are described below and in the footnotes to the table (other than those described under “—Executive Compensation Arrangements,” which are incorporated by reference herein):

Voluntary Termination

The stock options awarded to Mr. Maffei in 2014 (the 2014 Options) and in 2019 were issued under the 2014 incentive plan. The 2019 Maffei Term RSUs and 2020 Maffei Term RSUs, the Maffei 2020 Bonus Options, the 2020 Maffei RSUs, the stock options awarded to Ms. Wilm in 2019, the 2020 NEO Multiyear Options and the 2020 Chief RSUs were issued under the 2019 incentive plan. Under these plans and the related award agreements, in the event of a voluntary termination of his or her employment with our company for any reason, each named executive officer would typically only have a right to the equity grants that vested prior to his or her termination date. However, if Mr. Maffei had voluntarily terminated his employment at December 31, 2020, (i) his 2020 Maffei RSUs would have remained outstanding until any performance criteria had been determined to have been met or not and a prorated amount of RSUs (based on the number of days Mr. Maffei was employed during the calendar year) would have vested to the extent determined by the compensation committee and (ii) his 2019 Maffei Term RSUs and 2020 Maffei Term RSUs would have been subject to pro rata vesting (based on the number of days elapsed during the four-year vesting period). Mr. Maffei would have been entitled to certain other benefits upon a voluntary termination of his employment with our company as of December 31, 2020. The type and amount of severance pay and benefits Mr. Maffei would receive would depend on whether he remained employed by Liberty Media at or following the date of termination of his services to our company or whether his employment with Liberty Media was also voluntarily terminated. These additional severance payments and benefits are described above in “—Executive Compensation Arrangements—Gregory B. Maffei—2019 Maffei Employment Arrangement” above. Messrs. Wendling and Rosenthaler and Ms. Wilm are not entitled to any severance payments or other benefits upon a voluntary termination of his or her respective employment for any reason. The foregoing discussion assumes that the named executive officers voluntarily terminated his or her respective employment without good reason. See “—Termination Without Cause or for Good Reason” below for a discussion of potential payments and benefits upon a named executive officer’s voluntary termination of his or her employment for good reason.

Termination for Cause

All outstanding equity grants constituting options, whether unvested or vested but not yet exercised, and unvested RSUs under the existing incentive plans would typically be forfeited by any named executive officer (other than Mr. Maffei in the case of equity grants constituting vested options or similar rights) who is terminated for “cause.” However, if Mr. Maffei’s employment had been terminated for cause after the close of business on December 31, 2020, his 2020 Maffei RSUs would have remained outstanding until any performance criteria had been determined to have been met or not and would have vested to the extent determined by the compensation committee. Unless there is a different definition in the applicable award agreement, each of the 2014 incentive plan and the 2019 incentive plan define “cause” as insubordination, dishonesty, incompetence, moral turpitude, other misconduct of any kind and the refusal to perform duties and responsibilities for any reason other than illness or incapacity; provided that, if such termination is within 12 months after a change in control (as described below), “cause” means a felony conviction for fraud, misappropriation or embezzlement. With respect to Mr. Maffei’s equity grants, including the 2014 Options, “cause,” as defined in the applicable award agreement, means (i) Mr. Maffei’s willful failure to follow the lawful instructions of the board of directors of our company; (ii) the commission by Mr. Maffei of any fraud, misappropriation or misconduct that causes demonstrable material injury to our company or its subsidiaries; (iii) Mr. Maffei’s conviction of, or plea of guilty or nolo contendere to, a felony; or (iv) Mr. Maffei’s failure to comply in any material respect with any written agreement between him and our company or any of our subsidiaries if such failure causes demonstrable material injury to our company or any of our subsidiaries, except that Mr. Maffei is entitled to certain procedural and cure rights relating to a termination for cause, except in the case of a termination for cause based on a felony conviction. Mr. Maffei has certain continuing rights under his award agreements, including for his 2014 Options, to exercise vested options following a termination for “cause.”

Termination Without Cause or for Good Reason

As of December 31, 2020, Mr. Maffei’s unvested equity awards consisted of the 2019 Maffei Term RSUs, the 2020 Maffei Term RSUs and the 2020 Maffei RSUs. The 2019 Maffei Term RSUs, 2020 Maffei Term RSUs and 2020 Maffei RSUs would have vested in full upon a termination of his employment by our company without cause (as defined in the 2019 Maffei Employment Agreement) or by him for good reason (as defined in the 2019 Maffei Employment Agreement) as of December 31, 2020. Mr. Maffei would also be entitled to severance pay and benefits from our company upon a termination without cause or by him for good reason. The type and amount of severance pay and benefits Mr. Maffei would receive would depend on whether he remained employed by Liberty Media at or following the date of termination of his services to our company or whether his employment with Liberty Media was also terminated without cause or for good reason. These additional severance payments and benefits are described above in “—Executive Compensation Arrangements—Gregory B. Maffei—2019 Maffei Employment Agreement—Termination Payments and Benefits.”

As of December 31, 2020, Messrs. Wendling’s and Rosenthaler’s and Ms. Wilm’s only unvested equity awards were the 2020 Chief RSUs, the 2020 NEO Mulityear Options and the stock options granted to Ms. Wilm in 2019. The 2020 Chief RSUs would have remained outstanding until any performance criteria had been determined to have been met or not and would have vested to the extent determined by the compensation committee. The stock options granted to Ms. Wilm in 2019 and the 2020 NEO Multiyear Options provide for vesting upon termination of employment without cause of a pro rata portion of each vesting tranche of the applicable award (based on the number of days that have elapsed from the grant date through the termination date, plus an additional 365 days, over the applicable tranche’s vesting period). Neither Messrs. Wendling or Rosenthaler nor Ms. Wilm is entitled to any severance pay or other benefits from our company upon a termination without cause or for good reason.

Death

In the event of death of any of the named executive officers as of December 31, 2020, the incentive plans and applicable award agreements would have provided for vesting in full of any outstanding options and unvested RSUs. Mr. Maffei is also entitled to certain payments and other benefits if he dies while providing services to our company. These additional severance payments and benefits are described above in “—Executive Compensation Arrangements—Gregory B. Maffei—2019 Maffei Employment Agreement—Termination Payments and Benefits.” None of the other named executive officers would have been entitled to any severance pay or other benefits from our company if he or she had died while employed by our company, assuming a termination date as of December 31, 2020.

Disability

If the employment of any of the named executive officers had been terminated as of December 31, 2020 due to disability, which is defined in the incentive plans or applicable award agreements, such plans or agreements provide for vesting in full of any outstanding options and unvested RSUs. Mr. Maffei is also entitled to certain payments and other benefits upon a termination of his employment due to disability. These additional severance payments and benefits are described above in “—Executive Compensation Arrangements—Gregory B. Maffei—2019 Maffei Employment Agreement—Termination Payments and Benefits.” None of the other named executive officers would have been entitled to any severance pay or other benefits from our company upon a termination due to disability, assuming a termination date as of December 31, 2020.

Change in Control

In case of a change in control, the incentive plans provide for vesting in full of any outstanding options and unvested RSUs (other than, in the case of a change of control as of December 31, 2020, the 2020 Maffei Term RSUs and 2019 Maffei Term RSUs) held by the named executive officers. A change in control is generally defined as:

•	The acquisition by a non-exempt person (as defined in the incentive plans) of beneficial ownership of at least 20% of the combined voting power of the then outstanding shares of our company ordinarily having the right to vote in the election of directors, other than pursuant to a transaction approved by our board of directors.

•	The individuals constituting our board of directors over any two consecutive years cease to constitute at least a majority of the board, subject to certain exceptions that permit the board to approve new members by approval of at least two-thirds of the remaining directors.

•	Any merger, consolidation or binding share exchange that causes the persons who were common stockholders of our company immediately prior thereto to lose their proportionate interest in the common stock or voting power of the successor or to have less than a majority of the combined voting power of the then outstanding shares ordinarily having the right to vote in the election of directors, the sale of substantially all of the assets of the company or the dissolution of the company.

In the case of a change in control described in the last bullet point, our compensation committee may determine not to accelerate the existing equity awards of the named executive officers if equivalent awards will be substituted for the existing awards. For purposes of the tabular presentation below, we have assumed that our named executive officers’ existing unvested equity awards (other than the 2019 Maffei Term RSUs and the 2020 Maffei Term RSUs) would vest in full in the case of a change in control described in the last bullet. A change in control (as defined in the 2019 Maffei Employment Agreement) of our company would provide Mr. Maffei with a short time period during which to exercise his rights to terminate his employment for good reason, which would result in vesting of his 2019 Maffei Term RSUs and 2020 Maffei Term RSUs. For purposes of the tabular presentation below, we have assumed that Mr. Maffei does not exercise his right to terminate his employment for good reason in connection with a change in control of our company.

Benefits Payable Upon Termination or Change-in-Control

Name	Voluntary Termination Without Good Reason ($)		Termination for Cause ($)		Termination Without Cause or for Good Reason ($)		Death ($)		Disability ($)		After a Change in Control ($)
Gregory B. Maffei
Severance	850,000	(1)	—		3,750,000	(2)	3,750,000	(2)	3,750,000	(2)	—
Options	17,978,020	(3)	17,978,020	(4)	17,978,020	(5)	17,978,020	(5)	17,978,020	(5)	17,978,020	(6)
RSUs	10,081,570	(3)	7,133,302	(4)	45,982,580	(5)	45,982,580	(5)	45,982,580	(5)	7,133,302	(6)
Perquisites (7)	—		—		29,752		—		29,752		—
Total	28,909,591		25,111,323		67,740,352		67,710,600		67,740,352		25,111,323

Brian J. Wendling
Options	—	(8)	—	(8)	659	(9)	1,485	(10)	1,485	(10)	1,485	(11)
RSUs	—	(8)	—	(8)	32,702	(9)	32,702	(10)	32,702	(10)	32,702	(11)
Total	—		—		33,361		34,187		34,187		34,187

Albert E. Rosenthaler
Options		(8)		(8)	1,191	(9)	2,682	(10)	2,682	(10)	2,682	(11)
RSUs	—	(8)	—	(8)	67,322	(9)	67,322	(10)	67,322	(10)	67,322	(11)
Total	—		—		68,513		70,004		70,004		70,004

Renee L. Wilm
Options	—	(8)	—	(8)	321	(9)	722	(10)	722	(10)	722	(11)
RSUs	—	(8)	—	(8)	54,098	(9)	54,098	(10)	54,098	(10)	54,098	(11)
Total	—		—		54,419		54,820		54,820		54,820

(1)	If Mr. Maffei had voluntarily terminated his employment without good reason at Liberty TripAdvisor, Liberty Media and each of the other Service Companies (as defined in the 2019 Maffei Employment Agreement) as of December 31, 2020, he would have been entitled to receive in a lump sum $17 million, prorated based on the number of days that have elapsed within the year of termination, with up to 25% of such amount payable in shares of common stock of Liberty Media or the applicable Service Company. See “—Executive Compensation Arrangement—Gregory B. Maffei” above. The amount in the table includes our allocable portion of this payment (5%) for which we would reimburse Liberty Media.

(2)	If Mr. Maffei’s employment at Liberty TripAdvisor, Liberty Media and each of the other Service Companies had been terminated by Liberty TripAdvisor, Liberty Media and each of the other Service Companies without cause (as defined in the 2019 Maffei Employment Agreement), by him for good reason (as defined in the 2019 Maffei Employment Agreement) (whether before or within a specific period following a change in control), in each case, subject to execution of a mutual release, or due to Mr. Maffei’s death or disability as of December 31, 2020, he would have been entitled to receive (i) a payment of two times his 2020 base salary payable in 24 equal monthly installments, (ii) fully vested shares of common stock with an aggregate grant date fair value of $35 million, (iii) a lump sum payment of an amount equal to two times his average annual bonus paid for the two calendar years prior to separation, but in no event an amount that is less than two times his aggregate target bonus of $17 million and (iv) a lump sum cash payment equal to the greater of $17 million and the annual cash performance bonus otherwise payable for the year of termination, in each case, prorated based on the number of days that have elapsed within the year of termination, with up to 25% of such amount payable in shares of common stock of Liberty Media or the applicable Service Company. See “—Executive Compensation Arrangement—Gregory B. Maffei” above. The amount in the table includes our allocable portion of this payment (5%) for which we would reimburse Liberty Media. The amount in the table does not include the lump sum cash payment described in (iv) because Mr. Maffei had already been paid his 2020 cash bonus prior to December 31, 2020.

(3)	Based on (i) the number of vested options held by Mr. Maffei at December 31, 2020 and (ii) the number of unvested options and RSUs that would vest pursuant to the following: If Mr. Maffei’s employment had been terminated without good reason as of December 31, 2020, he would have been entitled to pro rata vesting of the 2019 Maffei Term RSUs and 2020 Maffei Term RSUs (based on the number of days that had elapsed from the date of grant over the four-year vesting period) and the 2020 Maffei RSUs would have remained outstanding until any performance criteria had been determined to have been met or not and would have vested on a pro rata basis (based on the elapsed number of days in the calendar year of termination) to the extent determined by the compensation committee. As described above in “—Compensation Discussion and Analysis—Equity Incentive Compensation,” our compensation committee vested all of the 2020 Maffei RSUs, which is reflected in the table above.

(4)	Based on (i) the number of vested options held by Mr. Maffei at December 31, 2020 and (ii) the number of unvested RSUs that would vest pursuant to the following: If Mr. Maffei’s employment had been terminated for cause as of December 31, 2020, he would have forfeited his 2019 Maffei Term RSUs and 2020 Maffei Term RSUs. His 2020 Maffei RSUs would remain outstanding until any performance criteria had been determined to have been met or not and would have vested to the extent determined by the compensation committee. As described above in “—Compensation Discussion and Analysis—Equity Incentive Compensation,” our compensation committee vested all of the 2020 Maffei RSUs, which is reflected in the table above.

(5)	Based on (i) the number of vested options held by Mr. Maffei at December 31, 2020 and (ii) the number of unvested RSUs that would vest pursuant to the following: If Mr. Maffei’s employment had been terminated without cause (as defined in the 2019 Maffei Employment Agreement), for good reason (as defined in the 2019 Maffei Employment Agreement) (whether before or within a specific period following a change in control) or due to Mr. Maffei’s death or disability as of December 31, 2020, his 2019 Maffei Term RSUs, 2020 Maffei Term RSUs and 2020 Maffei RSUs would have vested in full.

(6)	Based on (i) the number of vested options held by Mr. Maffei at December 31, 2020 and (ii) the number of unvested RSUs that would vest pursuant to the following: Upon a change in control, we have assumed for purposes of the tabular presentation above that Mr. Maffei’s 2020 Maffei RSUs would have vested in full. See the “Outstanding Equity Awards at Fiscal Year-End” table above.

(7)	If Mr. Maffei’s employment had been terminated at our company’s election for any reason (other than cause) or by Mr. Maffei for good reason (as defined in his employment agreement) or by reason of disability, as of December 31, 2020, he would have been entitled to receive personal use of the corporate aircraft for 120 hours per year over a 12-month period. Perquisite amount of $595,044 represents the maximum potential cost of using the corporate aircraft for 120 hours based on an hourly average of the incremental cost of use of the corporate aircraft. The amount in the table includes our allocable portion of this payment (5%) for which we would reimburse Liberty Media.

(8)	Each of Messrs. Wendling and Rosenthaler and Ms. Wilm would have forfeited his or her 2020 NEO Multiyear Options and 2020 Chief RSUs if his or her employment had been terminated without good reason or for cause as of December 31, 2020. Ms. Wilm would have forfeited the stock options awarded to her in 2019 if her employment had been terminated by her without good reason or by the company for cause as of December 31, 2020.

(9)	Based on the number of unvested options and unvested RSUs held by the named executive officer as of December 31, 2020 that would vest pursuant to the following: If Messrs. Wendling’s or Rosenthaler’s or Ms. Wilm’s employment had been terminated without cause or for good reason as of December 31, 2020, their 2020 Chief RSUs would have remained outstanding until any performance criteria had been determined to have been met or not and would have vested to the extent determined by the compensation committee. As described above in “—Compensation Discussion and Analysis—Equity Incentive Compensation,” our compensation committee vested all of the 2020 Chief RSUs, which is reflected in the table above. Additionally, the portion of Messrs. Wendling’s and Rosenthaler’s and Ms. Wilm’s 2020 NEO Multiyear Options and Ms. Wilm’s stock options granted in 2019 that would have vested pursuant to the forward-vesting provisions in such named executive officer’s award agreements.

(10)	Based on the number of unvested options and unvested RSUs held by the named executive officer as of December 31, 2020 that would vest pursuant to the following: If Messrs. Wendling’s or Rosenthaler’s or Ms. Wilm’s employment had been terminated due to death or disability as of December 31, 2020 all of the 2020 NEO Multiyear Options, 2020 Chief RSUs and Ms. Wilm’s stock options granted in 2019 would have vested in full.

(11)	Based on the number of unvested options and unvested RSUs held by the named executive officer as of December 31, 2020 that would vest pursuant to the following: Upon a change of control, we have assumed for purposes of the tabular presentation above that the 2020 NEO Multiyear Options, 2020 Chief RSUs and Ms. Wilm’s stock options granted in 2019 would have vested in full. See the “Outstanding Equity Awards at Fiscal Year-End” table above.

Director Compensation

Nonemployee Directors

Director Fees. Each of our directors who is not an employee of, or service provider to, our company is paid an annual fee of $162,000 (which we refer to as the director fee) for 2021 ($159,000 for 2020), of which fee each director was permitted to elect to receive 50%, 75% or 100% of such director fee in RSUs or options to purchase LTRPA, which will vest one year from the grant date, with the remainder payable in cash. The awards issued to our directors with respect to their service on our board in 2020 were issued in December 2019, except with respect to Mr. O’Hara, whose prorated awards were issued in March 2020. See “—Director RSU Grants” and “—Director Option Grants” below for information on the equity awards granted in 2020 to the nonemployee directors with respect to service on our board in 2021. Fees for service on our audit committee, compensation committee, executive committee and nominating and corporate governance committee are the same for 2020 and 2021. With respect to our audit committee, compensation committee and nominating and corporate governance committee, each member thereof receives an additional annual fee of $15,000, $10,000 and $10,000, respectively, for his participation on each such committee, except that the chairman of each such committee instead receives an additional annual fee of $25,000, $15,000 and $15,000, respectively, for his participation on that committee. With respect to our executive committee, each member thereof who is not an employee of, or service provider to, our company receives an additional annual fee of $5,000 for his participation on that committee. The cash portion of the director fees and the fees for participation on committees are payable quarterly in arrears.

Equity Incentive Plans. As discussed above, awards granted to our nonemployee directors under the 2019 incentive plan are currently administered by our full board of directors. Our board of directors has full power and authority to grant eligible persons the awards described below and to determine the terms and conditions under which any awards are made. The 2019 incentive plan is designed to provide additional remuneration to our nonemployee directors for services rendered, and to encourage their investment in our capital stock, thereby increasing their proprietary interest in our business. Our board of directors may grant non-qualified stock options, SARs, restricted shares, RSUs, cash awards, performance awards or any combination of the foregoing under the 2019 incentive plan.

As described above, in connection with the Spin-Off, our company’s board of directors adopted the transitional plan, which governs the terms and conditions of awards issued in the Spin-Off in connection with adjustments made to awards previously granted by Qurate Retail with respect to its former Liberty Ventures common stock.

Director RSU Grants. Pursuant to our director compensation policy described above and the 2019 incentive plan, we granted the following RSU awards during 2020:

Name	03/26/2020 Award of LTRPA RSUs (#)		12/07/2020 Award of LTRPA RSUs (#)
Michael J. Malone	-		63,035
Chris Mueller	-		63,035
M. Gregory O’Hara	38,116	(1)	31,518

(1)	These RSUs were granted to Mr. O’Hara upon his appointment to our board of directors and vested in full on December 10, 2020.

The RSUs granted in December 2020 will vest on the first anniversary of the grant date, or on such earlier date that the grantee ceases to be a director because of death or disability and, unless our board of directors determines otherwise, will be forfeited if the grantee resigns or is removed from the board before the vesting date.

Director Option Grants. Pursuant to our director compensation policy described above and the 2019 incentive plan, on December 7, 2020, Mr. Romrell was granted options to purchase 49,263 LTRPA shares and Mr. Wargo was granted options to purchase 98,526 LTRPA shares, all of which had an exercise price equal to $4.31, which was the closing price of such stock on the grant date. The options will become exercisable on the first anniversary of the grant date, or on such earlier date that the grantee ceases to be a director because of death or disability, and, unless our board determines otherwise, will be terminated without becoming exercisable if the grantee resigns or is removed from the board before the vesting date. Once vested, the options will remain exercisable until the seventh anniversary of the grant date, or, if earlier, until the first business day following the first anniversary of the date the grantee ceases to be a director.

Aircraft Usage. Liberty Media has a fractional ownership contract with NetJets, Inc. for business travel purposes. Given the coronavirus pandemic and the significant reduction in business travel, the minimum use of the NetJets contract would not be met and, therefore, the company’s named executive officers and directors were afforded the opportunity to use a portion of the NetJets contract for personal use, provided that each such named executive officer or director was responsible for reimbursing Liberty Media for costs associated therewith. Such use resulted in no incremental cost to the company and the directors did not incur any taxable income in connection therewith.

Stock Ownership Guidelines In March 2016, our board of directors adopted stock ownership guidelines that require each nonemployee director to own shares of our company’s stock equal to at least 1.5 times the value of the nonemployee director fee. Nonemployee directors will have five years from the later of (i) the effective date of the guidelines and (ii) the nonemployee director’s initial appointment to our board to comply with these guidelines.

Director Compensation Table

Name(1)	Fees Earned or Paid in Cash ($)	Stock Awards ($)(2)(3)	Option Awards ($)(2)(4)	All other compensation ($)	Total ($)
Michael J. Malone	35,000	271,681	–	–	306,681
Chris Mueller	69,750	271,681	–	–	341,431
M. Gregory O’Hara(5)	60,987	224,272	–	–	285,259
Larry E. Romrell	104,500	–	135,859	–	240,359
J. David Wargo	40,000	–	271,718	–	311,718

(1)	Gregory B. Maffei and Albert E. Rosenthaler, each of whom is a director of our company and a named executive officer, received no compensation for serving as a director of our company during 2020.

(2)	As of December 31, 2020, our directors (other than Mr. Maffei and Mr. Rosenthaler, whose equity awards are listed in “Executive Compensation—Outstanding Equity Awards at Fiscal Year-End” above) held the following equity awards:

	Michael J. Malone	Chris Mueller	M. Gregory O’Hara	Larry E. Romrell	J. David Wargo
Options (#)
LTRPA	129,745	35,446	–	125,831	208,583
RSUs (#)
LTRPA	63,035	63,035	31,518	–	–

(3)	Reflects the grant date fair value of RSUs awarded to Messrs. Malone, Mueller and O’Hara, which has been computed based on the closing price of LTRPA shares on the grant date in accordance with FASB ASC Topic 718, but (pursuant to SEC regulations) without reduction for estimated forfeitures.

(4)	The aggregate grant date fair value of the stock option awards has been computed in accordance with FASB ASC Topic 718, but (pursuant to SEC regulations) without reduction for estimated forfeitures. For a description of the assumptions applied in these calculations, see Note 12 to our consolidated financial statements for the year ended December 31, 2020 (which are included in our 2020 Form 10-K).

(5)	Mr. O’Hara was appointed to our board of directors effective March 26, 2020.

Compensation Committee Interlocks and Insider Participation

No member of our compensation committee during 2020 is or has been an officer or employee of our company or has engaged in any related party transaction in which our company was a participant.

Compensation Committee Report

The compensation committee has reviewed and discussed with our management the “Compensation Discussion and Analysis” included under “Executive Compensation” above. Based on such review and discussions, the compensation committee recommended to our board that the “Compensation Discussion and Analysis” be included in this Form 10-K/A.

Submitted by the Members of the Compensation Committee

Larry E. Romrell

Michael J. Malone

J. David Wargo

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Security Ownership of Certain Beneficial Owners

The following table sets forth information concerning shares of our common stock beneficially owned by each person or entity known by us to own more than five percent of the outstanding shares of any series of our common stock. Beneficial ownership of our common stock is set forth below only to the extent known by us or ascertainable from public filings.

The security ownership information is given as of February 28, 2021 and, in the case of percentage ownership information, is based upon 72,227,256 LTRPA shares and 2,973,665 LTRPB shares, in each case, outstanding on February 28, 2021. The percentage voting power is presented on an aggregate basis for all series of common stock.

Name and Address of Beneficial Owner	Title of Series	Amount and Nature of Beneficial Ownership		Percent of Series (%)	Voting Power (%)
Gregory B. Maffei	LTRPA	—		—	41.5
c/o Liberty TripAdvisor Holdings, Inc.	LTRPB	5,225,774	(1)	97.3
12300 Liberty Blvd.
Englewood, CO 80112

BlackRock, Inc.	LTRPA	5,103,724	(2)	7.1	4.9
55 East 52nd Street	LTRPB	—		—
New York, NY 10055

Russell Investments Group, Ltd.	LTRPA	3,672,863	(3)	5.1	3.6
1301 Second Ave, Suite 1800	LTRPB	—		—
Seattle, WA 98101

JPMorgan Chase & Co.	LTRPA	3,843,464	(4)	5.3	3.1
383 Madison Avenue	LTRPB	—		—
New York, NY 10179

Standard General L.P.	LTRPA	5,221,096	(5)	7.2	5.1
767 Fifth Avenue, 12th Floor	LTRPB	—		—
New York, NY 10153

(1)	Information with respect to shares of our common stock beneficially owned by Mr. Maffei, our Chairman of the Board, President and Chief Executive Officer, is set forth in “—Security Ownership of Management.”

(2)	Based on Amendment No. 6 to Schedule 13G, filed January 29, 2021 by BlackRock, Inc. (BlackRock), which states that, with respect to LTRPA, BlackRock has sole voting power over 5,040,719 shares and sole dispositive power over 5,103,724 shares.

(3)	Based on a Schedule 13G, filed February 2, 2021 by Russell Investments Group Ltd. (Russell Investments), which states that, with respect to LTRPA, Russell Investments has sole voting power over 3,672,863 shares and shared dispositive power over 3,672,863 shares.

(4)	Based on a Schedule 13G, filed January 13, 2021 by JPMorgan Chase & Co. (JPMorgan), which states that, with respect to LTRPA, JPMorgan has sole voting power over 3,154,334 shares and sole dispositive power over 3,832,164 shares.

(5)	Based on Amendment No. 1 to Schedule 13G, filed February 16, 2021 by Standard General L.P. (Standard General) and Soohyung Kim, which states that, with respect to LTRPA, Standard General and Mr. Kim have shared voting power over 5,221,096 shares and shared dispositive power over 5,221,096 shares.

Security Ownership of Management

The following table sets forth information with respect to the ownership by each of our directors and named executive officers and by all of our directors and executive officers as a group of shares of (1) each series of our common stock (LTRPA and LTRPB), (2) our 8% Series A Cumulative Redeemable Preferred Stock (LTRPP) and (3) the Common Stock, par value $0.001 per share (TRIP), of our consolidated subsidiary Tripadvisor. None of our directors or named executive officers own shares of Tripadvisor’s Class B Common Stock, par value $0.001 per share (Tripadvisor Class B). The security ownership information with respect to our common stock is given as of February 28, 2021 and, in the case of percentage ownership information, is based upon 72,227,256 LTRPA shares and 2,973,665 LTRPB shares, in each case, outstanding on that date. The security ownership information with respect to LTRPP is given as of April 7, 2021 and, in the case of percentage ownership information, is based on 187,414 LTRPP shares outstanding on that date. The security ownership information with respect to Tripadvisor is given as of February 28, 2021(other than in the case of M. Gregory O’Hara, in which case ownership information with respect to Tripadvisor is given as of March 29, 2021) and, in the case of percentage ownership information, is based on 122,029,254 TRIP shares and 12,799,999 Tripadvisor Class B shares, in each case, outstanding on February 12, 2021. The percentage voting power is presented in the table below on an aggregate basis for all series of our common stock. LTRPP shares are non-voting and therefore, in the case of percentage voting power, are not included.

Shares of restricted stock that have been granted pursuant to Liberty TripAdvisor’s incentive plans are included in the outstanding share numbers, for purposes of the table below and throughout this report. Shares of common stock issuable upon exercise or conversion of options, warrants and convertible securities that were exercisable or convertible on or within 60 days after February 28, 2021 are deemed to be outstanding and to be beneficially owned by the person holding the options, warrants or convertible securities for the purpose of computing the percentage ownership of that person and for the aggregate percentage owned by the directors and named executive officers as a group, but are not treated as outstanding for the purpose of computing the percentage ownership of any other individual person. For purposes of the following presentation, beneficial ownership of shares of LTRPB, though convertible on a one-for-one basis into shares of LTRPA, are reported as beneficial ownership of LTRPB only, and not as beneficial ownership of LTRPA. So far as is known to us, the persons indicated below have sole voting and dispositive power with respect to the shares indicated as owned by them, except as otherwise stated in the notes to the table.

Name	Title of Series	Amount and Nature of Beneficial Ownership		Percent of Series (%)	Voting Power (%)
		(In thousands)
Gregory B. Maffei	LTRPA	—		—	41.5
Chairman of the Board, President and	LTRPB	5,226	(1)	97.3
Chief Executive Officer	LTRPP	—		—
	TRIP	31	(2)	*	*

M. Gregory O’Hara	LTRPA	38		*	*
Director	LTRPB	—		—
	LTRPP	187,414	(3)	100.0
	TRIP	1,717	(4)	1.4	*

Michael J. Malone	LTRPA	130	(1)	*	*
Director	LTRPB	—		—
	LTRPP	—		—
	TRIP	—		—	—

Chris Mueller	LTRPA	55	(1)	*	*
Director	LTRPB	—		—
	LTRPP	—		—
	TRIP	—		—	—

Larry E. Romrell	LTRPA	82	(1)	*	*
Director	LTRPB	**		*
	LTRPP	—		—
	TRIP	—		—	—

Albert E. Rosenthaler	LTRPA	21		*	*
Chief Corporate Development Officer	LTRPB	—		—
and Director	LTRPP	—		—
	TRIP	24		*	*

J. David Wargo	LTRPA	121	(1)(5)(6)	*	*
Director	LTRPB	—		—
	LTRPP	—		—
	TRIP	—		—	—

Brian J. Wendling	LTRPA	2		*	*
Senior Vice President and	LTRPB	—		—
Chief Financial Officer	LTRPP	—		—
	TRIP	—		—	—

Renee L. Wilm	LTRPA	**		*	*
Chief Legal Officer and Chief	LTRPB	—		—
Administrative Officer	LTRPP	—		—
	TRIP	—		—	—

All directors and executive officers as a
group (9 persons)	LTRPA	449	(1)(5)(6)	*	41.7
	LTRPB	5,226	(1)	97.3
	LTRPP	187,414	(3)	100.0
	TRIP	1,771	(2)(4)	1.5	*

*            Less than one percent

**            Less than 1,000 shares

(1)	Includes beneficial ownership of shares that may be acquired upon exercise of, or which relate to, stock options exercisable within 60 days after February 28, 2021.

	LTRPA	LTRPB
Gregory B. Maffei	-	2,396,329
Michael J. Malone	129,745	-
Chris Mueller	35,446	-
Larry E. Romrell	76,568	-
J. David Wargo	110,057	-
Total	351,816	2,396,329

(2)	Includes 1,938 shares of TRIP held by the Maffei Foundation. Mr. Maffei and his wife, as the two directors of the Maffei Foundation, have shared voting and investment power with respect to any shares held by the Maffei Foundation.

(3)	Reflects securities held directly by Certares LTRIP LLC (Certares LTRIP). Certares Holdings LLC (Certares Holdings), Certares Holdings (Blockable) LLC (Certares Blockable) and Certares Holdings (Optional) LLC (Certares Optional) are members of Certares LTRIP. Certares Management LLC is the manager of each of Certares LTRIP, Certares Holdings, Certares Blockable and Certares Optional. Certares Management LLC is controlled by Clementine Investments LLC (Clementine), an entity controlled by Mr. O’Hara, and Pemrose Corporation, an entity wholly-owned by Colin Farmer. Each of the foregoing persons disclaims beneficial ownership of the securities, except to the extent of such person’s pecuniary interest therein.

(4)	Includes (i) 2,822 shares of TRIP underlying restricted stock units that vest within 60 days after March 29, 2021 and (ii) 1,713,859 shares TRIP held by Certares LTRIP acquired pursuant to the Repurchase Agreement. Mr. O’Hara, an employee of Certares Management LLC or one of its affiliates (collectively, Certares Management), holds the shares of TRIP beneficially owned by him for the benefit of Certares Management and disclaims beneficial ownership of the securities, except to the extent of his pecuniary interest therein.

(5)	Includes (i) 390 shares of LTRPA held by Mr. Wargo’s spouse and (ii) 1,200 shares of LTRPA held by Mr. Wargo’s brother as to which, in each case, Mr. Wargo has disclaimed beneficial ownership. After February 28, 2021, Mr. Wargo ceased to control his brother’s shares.

(6)	Includes 1,200 shares of LTRPA held by Mr. Wargo’s brother that are pledged to Fidelity Brokerage Services, LLC (Fidelity) in connection with a margin loan facility extended by Fidelity to Mr. Wargo’s brother. After February 28, 2021, Mr. Wargo ceased to control his brother’s shares.

Changes in Control

We know of no arrangements, including any pledge by any person of our securities, the operation of which may at a subsequent date result in a change in control of our company.

Equity Compensation Plan Information

The following table sets forth information as of December 31, 2020 with respect to shares of our common stock authorized for issuance under our equity compensation plans.

	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights	Number of securities available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Plan Category	(a)	(b)	(c)
Equity compensation plans approved by security holders:
Liberty TripAdvisor Holdings, Inc. 2019 Omnibus Incentive Plan			1,722,272	(1)
LTRPA	798,165	$4.71
LTRPB	572,665	$3.76
Liberty TripAdvisor Holdings, Inc. 2014 Omnibus Incentive Plan (Amended and Restated as of March 11, 2015), as amended			—	(2)
LTRPA	273,067	$16.09
LTRPB	1,823,664	$27.63
Equity compensation plans not approved by security holders:
Liberty TripAdvisor Holdings, Inc. Transitional Stock Adjustment Plan, as amended(3)			—	(3)
LTRPA	15,021	$20.25
LTRPB	—	—
Total
LTRPA	1,086,253
LTRPB	2,396,329
			1,722,272

(1)	The 2019 incentive plan permits grants of, or with respect to, shares of any series of our common stock.

(2)	Upon adoption of the 2019 incentive plan, the board of directors ceased making any further grants under the 2014 incentive plan.

(3)	The transitional plan was previously approved by our board of directors and our former parent company, Qurate Retail, as sole stockholder, in connection with the Spin-Off. The transitional plan governs the terms and conditions of awards with respect to our company’s common stock that were granted in connection with adjustments made to awards granted by Qurate Retail with respect to its former Liberty Ventures common stock. As a result, no further grants are permitted under this plan.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

Under our Code of Business Conduct and Ethics and Corporate Governance Guidelines, if a director or executive officer has an actual or potential conflict of interest (which includes being a party to a proposed “related party transaction” (as defined by Item 404 of Regulation S-K)), the director or executive officer should promptly inform the person designated by our board to address such actual or potential conflicts. No related party transaction may be effected by our company without the approval of the audit committee of our board or another independent body of our board designated to address such actual or potential conflicts.

Investment Agreement

On March 26, 2020, pursuant to the Investment Agreement, dated as of March 15, 2020 (the Investment Agreement), among our company, Certares Holdings, Certares Blockable and Certares Optional (collectively, Assignor) and solely for the purposes of certain provisions specified therein, Gregory B. Maffei, as assigned pursuant to the Assignment and Assumption Agreement, dated as of March 26, 2020, by and among the Assignor and Certares LTRIP (the Purchaser, and together with Assignor, Certares), we issued and sold to the Purchaser 325,000 shares of LTRPP, for a purchase price of $1,000 per share. Effective as of March 29, 2021, the Repurchase Agreement, among other things, amended certain terms of the Investment Agreement. For more information regarding such amended terms of the Investment Agreement, see “—Stock Repurchase Agreement.”

The Investment Agreement contains certain covenants of our company and Certares, including, among other things, a covenant that, subject to certain exceptions, Certares will not transfer, or agree to transfer, any of its shares of LTRPP.

Board Matters. Pursuant to the Investment Agreement, for so long as at least 25% of the original aggregate liquidation value of the LTRPP shares remains outstanding (the Threshold Amount), the holders of a majority of the LTRPP shares may appoint one director (the Series A Preferred Threshold Director) to our board of directors. Upon the closing of the transactions pursuant to the Investment Agreement, Mr. M. Gregory O’Hara, Founder and Senior Managing Director of Certares Management LLC, was appointed as the Series A Preferred Threshold Director and Vice Chairman of our board of directors. Pursuant to the Repurchase Agreement, effective as of March 29, 2021, Mr. O’Hara resigned as the Series A Preferred Threshold Director and the Purchaser permanently waived its right to appoint the Series A Preferred Threshold Director. As a condition to the transfer of any LTRPP shares, the transferee must agree to such waiver. For more information regarding board matters with respect to the Repurchase Agreement, see “—Stock Repurchase Agreement—Matters Relating to the Board.”

Consent Rights. For so long as the Threshold Amount remains outstanding, we will not pay any dividends on or repurchase shares of our common stock without the prior written consent of the holders of a majority of the LTRPP shares (subject to certain exceptions). In addition, for so long as the Purchaser beneficially owns a number of shares of LTRPP with an aggregate liquidation value at least equal to the Threshold Amount, we are required to obtain the prior written consent of the holders of at least a majority of the LTRPP shares prior to incurring certain indebtedness, issuing any stock which ranks on a parity basis with or senior to the LTRPP shares, issuing LTRPB shares, subject to certain exceptions, entering into certain affiliate transactions and transferring shares of Tripadvisor Class B and TRIP.

Sales Process. If our board of directors approves the initiation of a sale process to effect a change in control of itself or the entry into negotiations with a third party for a change in control, and, at such time, the Purchaser beneficially owns a number of shares of LTRPP with an aggregate liquidation value equal to at least the Threshold Amount, the Investment Agreement requires us to provide notice of such intent to the Purchaser, designate a nationally recognized investment bank to act as financial advisor, and provide the Purchaser the opportunity to participate as a potential buyer. In addition, if the Purchaser owns a number of shares of LTRPP with an aggregate liquidation value equal to at least the Threshold Amount, subject to certain exceptions, the Purchaser is entitled to certain rights to match offers consisting of at least 90% of cash consideration to acquire our company or LTRPB shares owned by Mr. Maffei, as the case may be.

Consultation. For so long as the Purchaser owns shares of LTRPP having a liquidation value equal to at least the Threshold Amount, the Purchaser is entitled to certain consultation rights with our company with respect to any matter on which we vote our shares of Tripadvisor equity and with Mr. Maffei with respect to any matter on which he votes his LTRPB shares.

Tripadvisor Board. The Investment Agreement also required our company, upon closing, to nominate an individual designated by the Purchaser to the board of directors of Tripadvisor for so long as (i) the Purchaser beneficially owns a number of shares with an aggregate liquidation value equal to at least the Threshold Amount and (ii) we have a right to nominate at least two directors to Tripadvisor’s board of directors under the Governance Agreement among Tripadvisor, Qurate Retail and Barry Diller, dated as of December 20, 2011, as amended by the Assignment and Assumption of Governance Agreement among Tripadvisor, our company and Qurate Retail, dated August 12, 2014. On March 27, 2020, Mr. O’Hara was appointed to the board of directors of Tripadvisor.

The description of the Investment Agreement is qualified in its entirety by reference to the full text of the Investment Agreement, which is incorporated by reference herein and filed as Exhibit 4.1 to our Current Report on Form 8-K filed with the SEC March 16, 2020.

Stock Repurchase Agreement

On March 29, 2021, pursuant to the First Closing (as defined in the Repurchase Agreement) under the Repurchase Agreement, we, among other things, repurchased from the Purchaser 126,921 LTRPP shares at a per share price of $2,174.29, which represented 39% of the LTRPP shares held by the Purchaser, for an aggregate value of approximately $344 million. The aggregate consideration consisted of a combination of a portion of the net proceeds of our private offering of $300 million aggregate principal amount of exchangeable senior debentures due 2051 (Debentures), which closed on March 25, 2021, and 1,713,859 shares of TRIP. On April 6, 2021, pursuant to the Second Closing (as defined in the Repurchase Agreement) under the Repurchase Agreement, we repurchased from the Purchaser an additional 10,665 LTRPP shares at a per share price of $2,174.29, which represented an additional 3% of the LTRPP shares held by the Purchaser prior to the completion of the transactions contemplated by the Repurchase Agreement. The consideration for the Second Closing consisted of the net proceeds from the sale of additional Debentures following the exercise in full by the initial purchasers of their option to purchase additional Debentures. Following the completion of the Second Closing, we have outstanding 187,414 LTRPP shares with a redemption value, as of March 22, 2021, of approximately $509 million based on the last reported sale price of TRIP on the Nasdaq Global Select Market on March 22, 2021.

The Repurchase Agreement contains customary representations, warranties and covenants of the parties. In addition, the Repurchase Agreement provides as follows:

Permanent Waiver of Put Right. The Purchaser permanently waived its put right with respect to our LTRPP shares contained in the Certificate of Designations (the Put Right).

Liberty TripAdvisor Call Right. We have the option, from time to time commencing on March 27, 2024, to call and repurchase (the Optional Repurchase Right) any and all of the outstanding LTRPP shares at the Optional Repurchase Price (as such term is defined in the Repurchase Agreement).

Restriction on Transfer of LTRPP Shares. Subject to exceptions contained in the Investment Agreement and the Repurchase Agreement, the LTRPP shares generally are non-transferable; provided that we have agreed not to unreasonably withhold our consent to certain transfers of up to 49% of the remaining LTRPP shares outstanding following the completion of the repurchase pursuant to the Repurchase Agreement (so long as there are no more than six holders of the LTRPP shares at any one time). Any transferee of LTRPP shares must agree to the permanent waiver of the Put Right, the permanent waiver of the right to appoint the Series A Preferred Threshold Director (as described below) and to the Optional Repurchase Right.

Lock-up on TRIP. Pursuant to the Repurchase Agreement, and subject to the limited exceptions described therein, the Purchaser will be restricted from transferring TRIP shares for a period of six months commencing on March 22, 2021.

Matters Relating to the Board. Pursuant to the Repurchase Agreement, (i) Mr. O’Hara delivered a resignation to our board of directors as the Series A Preferred Threshold Director, (ii) the Purchaser permanently waived its right to appoint the Series A Preferred Threshold Director, (iii) the authorized size of our board of directors increased by two members (the LTRP New Board Seats) and (iv) Mr. O’Hara was appointed to one of the LTRP New Board Seats as a Class III member with a term expiring at our 2021 annual meeting of stockholders (the LTRP 2021 Annual Meeting) and Vice Chairman of our board of directors. Pursuant to the Repurchase Agreement, the Purchaser has nominated Mr. O’Hara to be included in the slate of nominees recommended by our board of directors to our stockholders for election as directors at the 2021 Annual Meeting and to be included in any future slate of such nominees for Class III directors for so long as Purchaser beneficially owns LTRPP shares equal to at least the Threshold Amount. In the event Mr. O’Hara is not elected as a director of our board of directors, we will appoint Mr. O’Hara as a non-voting observer of our board of directors, subject to certain customary conditions, for so long as the Purchaser beneficially owns LTRPP shares equal to at least the Threshold Amount. In the event the Purchaser ceases to beneficially own LTRPP shares equal to at least the Threshold Amount, the Purchaser will cause Mr. O’Hara to immediately resign from our board of directors or, if applicable, his non-voting board observer position, which will automatically terminate at such time.

The description of the Repurchase Agreement is qualified in its entirety by reference to the full text of the Repurchase Agreement, which is incorporated by reference herein and filed as Exhibit 7(f) to our Amendment No. 4 to Schedule 13D filed with the SEC on March 24, 2021.

Registration Rights Agreement

Our company and the Purchaser entered into a Registration Rights Agreement at the closing of the sale of the LTRPP shares under the Investment Agreement (the Registration Rights Agreement). Under the Registration Rights Agreement, the Purchaser is entitled to demand and piggyback registration rights with respect to the shares of LTRPP and any shares of common stock of our company paid to satisfy our obligations under the Investment Agreement and the Certificate of Designations. The Purchaser will be entitled to four demand registration rights, subject to certain limitations, including that each demand must cover at least $15,000,000 in value of shares to be registered and that we will not be required to effect more than one underwritten shelf takedown during any 180 day period. We will pay the costs associated with such registrations (other than underwriting discounts, fees and commissions).

The description of the Registration Rights Agreement is qualified in its entirety by reference to the full text of the Registration Rights Agreement, which is incorporated by reference herein and filed as Exhibit 4.2 to our Current Report on Form 8-K filed with the SEC March 16, 2020.

Letter Agreement with Mr. Maffei

On December 21, 2014, Mr. Maffei received a one-time grant of the 2014 Options consisting of 1,797,107 options to purchase shares of LTRPB at an exercise price of $27.83 per share. Because of the significant voting power that Mr. Maffei would possess upon exercise of the 2014 Options, our board of directors determined that it would be appropriate to also grant Mr. Maffei approval for purposes of exempting him from the restrictions that may be imposed on him as an “interested stockholder” under Section 203 of the General Corporation Law of the State of Delaware (Section 203). Separately, Mr. Maffei advised our board that, although no agreement, arrangement or understanding had been reached, he was in discussions with Mr. Malone regarding a potential exchange of shares of LTRPB owned by the Malones (as defined below) for shares of LTRPA owned by Mr. Maffei. As a result, the compensation committee of our board and the members of our board independent of Mr. Maffei and the Malones determined that it was appropriate to request that Mr. Maffei enter into a standstill agreement with our company, and on December 21, 2014, we and Mr. Maffei entered into a letter agreement (the Standstill Letter). The Standstill Letter was entered into in connection with the grant of the 2014 Options to Mr. Maffei and in anticipation of such potential exchange. On December 22, 2014, Mr. Maffei acquired 2,770,173 shares of LTRPB in exchange for 3,047,190 shares of LTRPA pursuant to an exchange transaction pursuant to which he exchanged (the Exchange) an aggregate of 3,047,190 shares of LTRPA in a private transaction with John C. Malone, our Chairman at the time, Mr. Malone’s wife and two trusts (the Trusts) managed by an independent trustee, the beneficiaries of which are Mr. Malone’s adult children (Mr. Malone, his wife and the Trusts, the Malones), for an aggregate of 2,770,173 shares of LTRPB held by Mr. Malone, his wife and the Trusts. Prior to the grant of the 2014 Options and any agreement, arrangement or understanding between Mr. Maffei and Mr. Malone regarding the Exchange, the compensation committee of our board and the members of our board independent of Mr. Maffei and the Malones approved (x) each of Mr. Maffei and certain of his related persons as an “interested stockholder” and (y) the acquisition by such persons of shares of our common stock, in each case, for purposes of Section 203.

Although certain portions of the Standstill Letter terminated in accordance with their terms on December 21, 2019, Mr. Maffei agreed, subject to certain exceptions, to certain customary standstill provisions, which remain in effect. Such provisions prohibit Mr. Maffei and his Controlled Affiliates (as defined in the Standstill Letter), unless expressly authorized by a majority of the members of our board who are independent, disinterested and unaffiliated with Mr. Maffei and his Controlled Affiliates, from: (i) effecting or seeking, offering or proposing (whether publicly or otherwise) to effect, or announcing any intention to effect or cause or participating in or assisting, facilitating or encouraging any other person to effect or seek, offer or propose (whether publicly or otherwise) to effect or participate in, (A) any acquisition of any equity securities (or beneficial ownership thereof) or rights or options to acquire any equity securities (or beneficial ownership thereof), of our company, (B) any tender or exchange offer, consolidation, business combination, acquisition, merger, joint venture or other business combination involving our company, (C) any recapitalization, restructuring, liquidation, dissolution or other extraordinary transaction with respect to our company or (D) any solicitation of proxies or consents relating to the election of directors with respect to our company; (ii) forming, joining or in any way participating in a “group” (as defined under Rule 13d-3 of the Exchange Act); (iii) depositing any Voting Securities (as defined in the Standstill Letter) in a voting trust or similar arrangement; (iv) granting any proxies with respect to any Voting Securities to any person (other than in his capacity as a designated representative of our company); (v) otherwise acting (alone or in concert with others), to call or seek to call a meeting of our stockholders, initiating any stockholder proposal or calling a special meeting of our board of directors; (vi) entering into any third-party discussions regarding the foregoing; (vii) publicly requesting a waiver or amendment of the foregoing, or making any public announcement regarding such restrictions; (viii) taking any action which would reasonably be expected to require our company to make a public announcement regarding the possibility of a business combination or merger; or (ix) advising, assisting or knowingly encouraging or directing any person to do so in connection with the foregoing. However, Mr. Maffei will not be deemed to have breached or violated these limitations to the extent such actions were taken in connection with his provision of services to our company as a member of our board of directors or as Chief Executive Officer of our company.

The standstill limitations cease to apply (i) if our company fails (subject to certain exceptions) to comply with our obligation to include Mr. Maffei (or his designee) on the Management Slate for election as a director (other than at Mr. Maffei’s request or because of Mr. Maffei’s refusal to accept such nomination), (ii) if Mr. Maffei ceases to serve as Chief Executive Officer of our company other than as a result of his resignation without Good Reason (as defined in the grant agreement related to the 2014 Options (the Option Agreement)), his Disability (as defined in the Option Agreement) or his termination for Cause (as defined in the Option Agreement), or (iii) if Mr. Maffei (or his designee) ceases to be a director of our company, other than (A) due to his refusal to serve as a director of our company or to propose a designee in his place, (B) due to his (or his designee’s) resignation, (C) due to Mr. Maffei’s election not to submit a replacement candidate for appointment or (D) during a period following Mr. Maffei’s resignation so long as our company is working in good faith to appoint a replacement designee of Mr. Maffei. The standstill limitations also cease to apply upon the occurrence of certain events set forth in the Standstill Letter, including our company entering into discussions regarding a transaction that would, if consummated, be reasonably likely to result in a Change of Control (unless Mr. Maffei has been released from such restrictions to the extent reasonably necessary for him to fully participate in any discussions (in his capacity as a stockholder) and to offer or propose alternative transactions involving himself and his Controlled Affiliates and third parties) or a third party commences a tender or exchange offer for at least 50.1% of our common stock which would result in a Change of Control of our company and which offer is not opposed by our company.

The foregoing is a summary of the Standstill Letter and is qualified by reference to the full text of the Standstill Letter, which is incorporated by reference herein and filed as Exhibit 99.1 to our Current Report on Form 8-K filed with the SEC on December 29, 2014.

Director Independence

It is our policy that a majority of the members of our board of directors be independent of our management. For a director to be deemed independent, our board of directors must affirmatively determine that the director has no direct or indirect material relationship with us. To assist our board of directors in determining which of our directors qualify as independent for purposes of Nasdaq rules as well as applicable rules and regulations adopted by the SEC, the nominating and corporate governance committee of our board of directors follows Nasdaq’s corporate governance rules on the criteria for director independence.

Our board of directors has determined that each of Michael J. Malone, Chris Mueller, M. Gregory O’Hara, Larry E. Romrell and J. David Wargo qualifies as an independent director of our company.

Item 14. Principal Accountant Fees and Services.

Audit Fees and All Other Fees

The following table presents fees incurred for professional audit services rendered by KPMG LLP for the audit of our consolidated financial statements for 2020 and 2019 and fees billed for other services rendered by KPMG LLP:

	2020(1)	2019(1)
Audit fees	$642,800	$547,200
Audit related fees	-	-
Audit and audit related fees	642,800	547,200
Tax fees(2)	59,900	90,700
Total fees	$702,700	$637,900

(1)	Such fees with respect to 2020 and 2019 exclude audit fees, audit related fees and tax fees billed by KPMG LLP to Tripadvisor for services rendered. Tripadvisor is a separate public company and its audit fees, audit related fees and tax fees (which aggregated $2,717,500 and $2,399,700 in 2020 and 2019, respectively) are reviewed and approved by the audit committee of the board of directors of Tripadvisor.

(2)	Tax fees consist of tax compliance and consultations regarding the tax implications of certain transactions.

Our audit committee has considered whether the provision of services by KPMG LLP to our company other than auditing is compatible with KPMG LLP maintaining its independence and believes that the provision of such other services is compatible with KPMG LLP maintaining its independence.

Policy on Pre-Approval of Audit and Permissible Non-Audit Services of Independent Auditor

Our audit committee has adopted a policy regarding the pre-approval of all audit and permissible non-audit services provided by our independent auditor. Pursuant to this policy, our audit committee has approved the engagement of our independent auditor to provide the following services (all of which are collectively referred to as pre-approved services):

•	audit services as specified in the policy, including (i) financial audits of our company and our subsidiaries, (ii) services associated with registration statements, periodic reports and other documents filed or issued in connection with securities offerings (including comfort letters and consents), (iii) attestations of management reports on our internal controls and (iv) consultations with management as to accounting or disclosure treatment of transactions;

•	audit related services as specified in the policy, including (i) due diligence services, (ii) financial statement audits of employee benefit plans, (iii) consultations with management as to the accounting or disclosure treatment of transactions, (iv) attest services not required by statute or regulation, (v) certain audits incremental to the audit of our consolidated financial statements, (vi) closing balance sheet audits related to dispositions, and (vii) general assistance with implementation of the requirements of certain Securities and Exchange Commission (SEC) rules or listing standards; and

•	tax services as specified in the policy, including federal, state, local and international tax planning, compliance and review services, and tax due diligence and advice regarding mergers and acquisitions.

Notwithstanding the foregoing general pre-approval, if, in the reasonable judgment of our Senior Vice President and Principal Financial Officer, an individual project involving the provision of pre-approved services is likely to result in fees in excess of $50,000, or if individual projects under $50,000 are likely to total $250,000 during the period between the regularly scheduled meetings of the audit committee, then such projects will require the specific pre-approval of our audit committee. Our audit committee has delegated the authority for the foregoing approvals to the chairman of the audit committee, subject to his subsequent disclosure to the entire audit committee of the granting of any such approval. Chris Mueller currently serves as the chairman of our audit committee. In addition, the independent auditor is required to provide a report at each regularly scheduled audit committee meeting on all pre-approved services incurred during the preceding quarter. Any engagement of our independent auditors for services other than the pre-approved services requires the specific approval of our audit committee.

Under our policy, any fees incurred by Tripadvisor in connection with the provision of services by Tripadvisor’s independent auditor are expected to be reviewed and approved by Tripadvisor’s audit committee pursuant to Tripadvisor’s policy regarding the pre-approval of all audit and permissible non-audit services provided by its independent auditor in effect at the time of such approval. Such approval by Tripadvisor’s audit committee pursuant to its policy is deemed to be pre-approval of the services by our audit committee.

Our pre-approval policy prohibits the engagement of our independent auditor to provide any services that are subject to the prohibition imposed by Section 201 of the Sarbanes-Oxley Act.

All services provided by our independent auditor during 2020 were approved in accordance with the terms of the policy.

PART IV

Item 15. Exhibits and Financial Statement Schedules.

(a)(3)     Exhibits—The following exhibits to this Amendment No. 1 on Form 10-K/A are meant to supplement the Exhibits listed and/or filed in the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2020, as amended:

31.3	Rule 13a-14(a)/15d-14(a) Certification*

31.4	Rule 13a-14(a)/15d-14(a) Certification*

101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.**

101.SCH	XBRL Taxonomy Extension Schema Document.**

101.CAL	Inline XBRL Taxonomy Calculation Linkbase Document.**

101.LAB	Inline XBRL Taxonomy Label Linkbase Document.**

101.PRE	Inline XBRL Taxonomy Presentation Linkbase Document.**

101.DEF	Inline XBRL Taxonomy Definition Document.**

104	Cover Page Interactive Data File.* (formatted as Inline XBRL and contained in Exhibit 101).*

__________________________

* Filed herewith.

** Previously filed.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LIBERTY TRIPADVISOR HOLDINGS, INC.

Dated: April 30, 2021	By:	/s/ Gregory B. Maffei
Gregory B. Maffei
President and Chief Executive Officer