Form 10-Q
period 2021-03-31
Liberty TripAdvisor Holdings, Inc.
filed 2021-05-07
CIK 1606745

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2021

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

Indicate by check mark whether the registrant is a shell company as defined in Rule 12b-2 of the Exchange Act. Yes ☐  No ☒

The number of outstanding shares of Liberty TripAdvisor Holdings, Inc. common stock as of April 30, 2021 was:

	Series A	Series B
Liberty TripAdvisor Holdings, Inc. common stock	72,290,228	3,216,047

Part I – Financial Information

LIBERTY TRIPADVISOR HOLDINGS, INC.

Condensed Consolidated Balance Sheets

(unaudited)

	March 31,	December 31,
	2021	2020

	amounts in millions
Assets
Current assets:
Cash and cash equivalents	$720	423
Accounts receivable and contract assets, net of allowance for doubtful accounts of $34 million and $33 million, respectively	97	83
Income taxes receivable	50	50
Other current assets	25	23
Total current assets	892	579
Property and equipment, net	126	132
Intangible assets not subject to amortization:
Goodwill	2,230	2,240
Trademarks	731	732
	2,961	2,972
Intangible assets subject to amortization, net	182	202
Other assets, at cost, net of accumulated amortization	197	201
Total assets	$4,358	4,086

(continued)

See accompanying notes to condensed consolidated financial statements.

LIBERTY TRIPADVISOR HOLDINGS, INC.

Condensed Consolidated Balance Sheets (Continued)

(unaudited)

	March 31,	December 31,
	2021	2020

	amounts in millions
Liabilities and Equity
Current liabilities:
Deferred merchant and other payables	$84	54
Deferred revenue	38	28
Accrued liabilities and other current liabilities	186	160
Total current liabilities	308	242
Long-term debt, including $301 million measured at fair value (note 5)	1,173	532
Deferred income tax liabilities	147	180
Financial instrument liabilities (note 4)	339	14
Preferred stock liability (note 6)	199	—
Other liabilities	337	339
Total liabilities	2,503	1,307
Redeemable preferred stock, $.01 par value. Authorized shares 50,000,000; issued and outstanding 198,079 shares at March 31, 2021 and 325,000 shares at December 31, 2020 (note 6)	—	472
Equity:
Series A common stock, $.01 par value. Authorized 200,000,000 shares; issued and outstanding 72,290,228 shares at March 31, 2021 and 72,227,256 at December 31, 2020	1	1
Series B common stock, $.01 par value. Authorized shares 7,500,000; issued and outstanding 3,216,047 shares at March 31, 2021 and 2,973,665 December 31, 2020	—	—
Series C common stock, $.01 par value. Authorized 200,000,000 shares; no shares issued.	—	—
Additional paid-in capital	289	257
Accumulated other comprehensive earnings (loss), net of taxes	(21)	(23)
Retained earnings	(738)	(278)
Total stockholders' equity	(469)	(43)
Noncontrolling interests in equity of subsidiaries	2,324	2,350
Total equity	1,855	2,307
Commitments and contingencies (note 8)
Total liabilities, redeemable preferred stock and equity	$4,358	4,086

See accompanying notes to condensed consolidated financial statements.

LIBERTY TRIPADVISOR HOLDINGS, INC.

Condensed Consolidated Statements of Operations

(unaudited)

	Three months ended
	March 31,
	2021	2020

	amounts in millions, except
	per share amounts
Total revenue, net	$123	278
Operating costs and expenses:
Operating expense, including stock-based compensation (note 2)	67	88
Selling, general and administrative, including stock-based compensation (note 2)	115	182
Depreciation and amortization	38	43
Restructuring and other related reorganization costs	—	9
	220	322
Operating income (loss)	(97)	(44)
Other income (expense):
Interest expense	(11)	(7)
Realized and unrealized gains (losses) on financial instruments, net	(65)	2
Other, net	(2)	(3)
	(78)	(8)
Earnings (loss) before income taxes	(175)	(52)
Income tax (expense) benefit	17	14
Net earnings (loss)	(158)	(38)
Less net earnings (loss) attributable to noncontrolling interests	(68)	(19)
Net earnings (loss) attributable to Liberty TripAdvisor Holdings, Inc. shareholders	$(90)	(19)

Net earnings (loss) available to common shareholders (note 3)	$(460)	(25)

Basic net earnings (loss) attributable to Series A and Series B Liberty TripAdvisor Holdings, Inc. shareholders per common share (note 3):	$(6.13)	(0.33)
Diluted net earnings (loss) attributable to Series A and Series B Liberty TripAdvisor Holdings, Inc. shareholders per common share (note 3):	$(6.13)	(0.33)

See accompanying notes to condensed consolidated financial statements.

LIBERTY TRIPADVISOR HOLDINGS, INC.

Condensed Consolidated Statements of Comprehensive Earnings (Loss)

(unaudited)

	Three months ended
	March 31,
	2021	2020

	amounts in millions
Net earnings (loss)	$(158)	(38)
Other comprehensive earnings (loss), net of taxes:
Foreign currency translation adjustments	(12)	(27)
Credit risk on fair value debt instruments gains (losses)	4	—
Other comprehensive earnings (loss)	(8)	(27)
Comprehensive earnings (loss)	(166)	(65)
Less comprehensive earnings (loss) attributable to the noncontrolling interests	(78)	(40)
Comprehensive earnings (loss) attributable to Liberty TripAdvisor Holdings, Inc. shareholders	$(88)	(25)

See accompanying notes to condensed consolidated financial statements.

LIBERTY TRIPADVISOR HOLDINGS, INC.

Condensed Consolidated Statements of Cash Flows

(unaudited)

	Three months ended
	March 31,
	2021	2020

	amounts in millions
Cash flows from operating activities:
Net earnings (loss)	$(158)	(38)
Adjustments to reconcile net earnings (loss) to net cash provided by operating activities
Depreciation and amortization	38	43
Stock-based compensation	30	27
Realized and unrealized (gains) losses on financial instruments, net	65	(2)
Deferred income tax expense (benefit)	(24)	7
Other charges (credits), net	(5)	1
Changes in operating assets and liabilities
Current and other assets	(3)	5
Payables and other liabilities	37	(125)
Net cash provided (used) by operating activities	(20)	(82)
Cash flows from investing activities:
Capital expended for property and equipment, including internal-use software and website development	(10)	(20)
Net cash provided (used) by investing activities	(10)	(20)
Cash flows from financing activities:
Borrowings of debt	645	740
Repayments of debt	—	(352)
Repurchase of Series A Preferred Stock	(252)	—
Shares repurchased by subsidiary	—	(115)
Payment of withholding taxes on net share settlements of equity awards	(23)	(14)
Issuance of redeemable preferred stock	—	325
Subsidiary purchase of capped calls	(35)	—
Other financing activities, net	(6)	(10)
Net cash provided (used) by financing activities	329	574
Effect of foreign currency exchange rates on cash, cash equivalents and restricted cash	(2)	(1)
Net increase (decrease) in cash, cash equivalents and restricted cash	297	471
Cash, cash equivalents and restricted cash at beginning of period	423	341
Cash, cash equivalents and restricted cash at end of period	$720	812

See accompanying notes to condensed consolidated financial statements.

LIBERTY TRIPADVISOR HOLDINGS, INC.

Condensed Consolidated Statements of Equity

(unaudited)

	Stockholders' equity

					Accumulated		Noncontrolling
				Additional	other		interest in
	Common Stock			paid-in	comprehensive	Retained	equity of	Total
	Series A	Series B	Series C	capital	earnings (loss)	earnings	subsidiaries	equity

	amounts in millions
Balance at January 1, 2021	$1	—	—	257	(23)	(278)	2,350	2,307
Net earnings (loss)	—	—	—	—	—	(90)	(68)	(158)
Other comprehensive earnings (loss)	—	—	—	—	2	—	(10)	(8)
Stock-based compensation	—	—	—	9	—	—	25	34
Withholding taxes on net share settlements of stock-based compensation	—	—	—	(23)	—	—	—	(23)
Shares issued by subsidiary	—	—	—	(6)	—	—	13	7
Preferred stock adjustment (note 6)	—	—	—	—	—	(370)	—	(370)
Subsidiary purchase of capped calls, net of tax (note 5)	—	—	—	(6)	—	—	(20)	(26)
Preferred stock repurchased with subsidiary shares (note 6)	—	—	—	58	—	—	34	92
Balance at March 31, 2021	$1	—	—	289	(21)	(738)	2,324	1,855

	Stockholders' equity

					Accumulated		Noncontrolling
				Additional	other		interest in
	Common Stock			paid-in	comprehensive	Retained	equity of	Total
	Series A	Series B	Series C	capital	earnings (loss)	earnings	subsidiaries	equity

	amounts in millions
Balance at January 1, 2020	$1	—	—	237	(29)	111	2,981	3,301
Net earnings (loss)	—	—	—	—	—	(19)	(19)	(38)
Other comprehensive earnings (loss)	—	—	—	—	(6)	—	(21)	(27)
Stock-based compensation	—	—	—	9	—	—	24	33
Withholding taxes on net share settlements of stock-based compensation	—	—	—	(14)	—	—	—	(14)
Shares repurchased by subsidiary	—	—	—	17	—	—	(132)	(115)
Other, net	—	—	—	(7)	—	(7)	5	(9)
Balance at March 31, 2020	$1	—	—	242	(35)	85	2,838	3,131

See accompanying notes to condensed consolidated financial statements

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

The accompanying (a) condensed consolidated balance sheet as of December 31, 2020, which has been derived from audited financial statements, and (b) the interim unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X as promulgated by the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of the results for such periods have been included. Additionally, certain prior period amounts have been reclassified for comparability with the current period presentation. The results of operations for any interim period are not necessarily indicative of results for the full year. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes for the year ended December 31, 2020 as presented in the Company’s Annual Report on Form 10-K for the year ended December 31, 2020.

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

While we have seen varying degrees of containment of the virus in certain countries and some signs of travel recovery, the degree of containment and the recovery in travel has varied both region-to-region on a global basis, as well as state-to-state in the U.S. For example, when COVID-19 cases resurged during the fourth quarter of 2020, government restrictions and mandates were reinstated in certain geographies globally. Tripadvisor does not know the future path or rate of global or regional COVID-19 transmission, nor does it have visibility into when remaining or reinstated restrictions will be lifted, and where additional restrictions may be implemented or reinstated in the future due to resurgence of the virus. Correspondingly, Tripadvisor does not have forward-looking visibility into what the short-term and long-term impacts may be related to consumer demand for travel, usage patterns on its platform, and travel behavior patterns when travel bans and other government restrictions and mandates are fully lifted.

In the fourth quarter of 2020, multiple COVID-19 vaccines were approved for widespread distribution throughout various parts of the world, including the United States and in Europe, and in the first quarter of 2021, vaccination distribution programs were initiated around the world. Vaccine programs in Tripadvisor’s largest markets, the U.S. and U.K., appear to be progressing well, and Tripadvisor expects the same for mainland Europe in the near future. Tripadvisor is encouraged by these developments, however the timing of widespread vaccine distributions, efficacy against variants of COVID-19, whether there will be resurgences of the virus and subsequent government restrictions, and whether consumers demand for travel and hospitality services will continue to be negatively impacted remain uncertain. Therefore, the continuing extent of the impact of the COVID-19 pandemic on Tripadvisor’s business, results of operations, liquidity and financial condition remains uncertain and is dependent on future developments that cannot be accurately predicted at this time, such as the continued transmission rate of COVID-19, additional resurgences, if any, the extent and effectiveness of containment actions taken, and the ultimate impact of these and other factors on consumer demand for travel and usage patterns on Tripadvisor’s website. Tripadvisor continues to believe the travel, hospitality, restaurant, and leisure industry, and consequently its business, will continue to be adversely and materially affected while the pandemic continues and travel bans and other government restrictions and mandates continue to remain in place or be reinstated, all of which negatively impact consumer demand, sentiment and discretionary spending patterns.

In addition, due to the impact of COVID-19 on Tripadvisor’s business, Tripadvisor did not experience its typical seasonal pattern for revenue and profit during the calendar quarters within the year ended December 31, 2020, which generally has continued in the three months ended March 31, 2021. COVID-19 also contributed significantly to unfavorable working capital trends and material negative operating cash flow during the year ended December 31, 2020, and that trend, although improved since 2020, has continued in the three months ending March 31, 2021. Therefore, it is difficult to predict the seasonality for the upcoming quarters, given the continued uncertainty related to the ultimate extent and duration of the economic and consumer demand impact from COVID-19, the successful widespread distribution of and execution of vaccination programs in Tripadvisor’s key markets, and the shape and timing of a recovery. In addition, significant shifts in Tripadvisor’s business mix or adverse economic conditions could result in future seasonal patterns that are different from historical trends.

On March 26, 2020, TripCo issued and sold 325,000 shares of TripCo’s newly-created 8% Series A Cumulative Redeemable Preferred Stock, par value $0.01 per share (the “Series A Preferred Stock”) for a purchase price of $1,000 per share. On March 29, 2021 and April 6, 2021, TripCo repurchased a portion of the Series A Preferred Stock. See further discussion about the Series A Preferred Stock in note 6.

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

In December 2019, TripCo entered into an amendment to the services agreement with Liberty Media in connection with Liberty Media’s entry into a new employment arrangement with Gregory B. Maffei, TripCo’s Chairman, President and Chief Executive Officer.  Under the amended services agreement, components of his compensation will either be paid directly to him by each of TripCo, Liberty Broadband Corporation, and Qurate Retail (collectively, the “Service Companies”) or reimbursed to Liberty Media, in each case, based on allocations among Liberty Media and the Service Companies set forth in the amended services agreement, currently set at 5% for the Company.

Under the facilities sharing agreement, TripCo shares office space with Liberty Media and related amenities at Liberty Media’s corporate headquarters in Englewood, Colorado.

The tax sharing agreement provides for the allocation and indemnification of tax liabilities and benefits between Qurate Retail and TripCo and other agreements related to tax matters.

Under these agreements, approximately $1 million was reimbursable to Liberty Media for both of the three months ended March 31, 2021 and 2020.

(2) Stock-Based Compensation

TripCo Equity Awards

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

Included in the accompanying condensed consolidated statements of operations are the following amounts of stock-based compensation, the majority of which relates to Tripadvisor as discussed below:

	Three months ended
	March 31,
	2021	2020

	amounts in millions
Operating expense	$12	11
Selling, general and administrative expense	18	16
	$30	27

Stock-based compensation expense related to Tripadvisor was $29 million and $26 million for the three months ended March 31, 2021 and 2020, respectively.

TripCo - Outstanding Awards

The following tables present the number and weighted average exercise price (“WAEP”) of the Awards to purchase TripCo common stock granted to certain officers, employees and directors of the Company, as well as the weighted average remaining contractual life and aggregate intrinsic value of the Awards.

			Weighted
			average
			remaining	Aggregate
			contractual	intrinsic
	Series A	WAEP	life	value
	in thousands		in years	in millions
Outstanding at January 1, 2021	1,086	$7.78
Granted	27	$6.73
Exercised	—	$—
Forfeited/Cancelled	(1)	$35.05
Outstanding at March 31, 2021	1,112	$7.74	5.6	$1
Exercisable at March 31, 2021	366	$14.33	3.7	$—

Weighted
average
			remaining	Aggregate
			contractual	intrinsic
	Series B	WAEP	life	value
	in thousands		in years	in millions
Outstanding at January 1, 2021	2,397	$21.93
Granted	—	$—
Exercised	—	$—
Forfeited/Cancelled	—	$—
Outstanding at March 31, 2021	2,397	$21.93	4.5	$39
Exercisable at March 31, 2021	2,397	$21.93	4.5	$39

During the three months ended March 31, 2021, TripCo granted 154 thousand performance-based RSUs of Series B TripCo common stock to our CEO in connection with his employment agreement. The RSUs had a GDFV of $7.07 per share at the time they were granted.  The RSUs cliff vest one year from the month of grant, subject to the satisfaction of certain performance objectives. Performance objectives, which are subjective, are considered in determining the timing and amount of the compensation expense recognized. When the satisfaction of the performance objectives becomes probable, the Company records compensation expense. The probability of satisfying the performance objectives is assessed at the end of each reporting period.

As of March 31, 2021, the total unrecognized compensation cost related to unvested Awards was approximately $7.9 million. Such amount will be recognized in the Company's condensed consolidated statements of operations over a weighted average period of approximately 2.2 years.

As of March 31, 2021, TripCo reserved 3.5 million shares of Series A and Series B common stock for issuance under exercise privileges of outstanding stock Awards.

Tripadvisor Equity Grant Awards

The following table presents the number and WAEP of the Awards to purchase Tripadvisor common stock (“TRIP common stock”) granted to certain officers, employees and directors of Tripadvisor.

			Weighted
			average
	TripAdvisor		remaining	Aggregate
	stock		contractual	intrinsic
	options	WAEP	life	value
	in thousands		in years	in millions
Outstanding at January 1, 2021	5,615	$46.31
Granted	699	$45.92
Exercised	(628)	$34.70
Cancelled or expired	(94)	$40.93
Outstanding at March 31, 2021	5,592	$47.66	5.6	$62
Exercisable at March 31, 2021	3,203	$55.64	3.7	$22

The weighted average GDFV of options granted was $20.35 for the three months ended March 31, 2021.

As of March 31, 2021, the total unrecognized compensation cost related to unvested Tripadvisor stock options was approximately $28 million and will be recognized over a weighted average period of approximately 2.6 years. The total intrinsic value of stock options exercised was $8 million and not material for the three months ended March 31, 2021 and 2020, respectively.

Additionally, during the three months ended March 31, 2021, Tripadvisor granted approximately 2 million units, vested and released approximately 2 million units, and had cancellations of less than a million units, which included primarily service-based RSUs, as well as a limited number of market-based restricted stock units (“MSUs”) under the 2018

Stock and Annual Incentive Plan. The RSUs’ fair value was measured based on the quoted price of TRIP common stock at the date of grant. As the MSUs provide for vesting based upon Tripadvisor’s total shareholder return, or “TSR,” performance, the potential outcomes of future stock prices and TSR of Tripadvisor and the Nasdaq Composite Total Return Index, was used to calculate the GDFV of these awards. The weighted average GDFV for RSUs and MSUs granted, vested and released, and cancelled during the three months ended March 31, 2021 was $45.79 per share, $33.94 per share, and $32.14 per share, respectively. As of March 31, 2021, the total unrecognized compensation cost related to Tripadvisor RSUs and MSUs was approximately $212 million and will be recognized over a weighted average period of approximately 2.5 years.

(3) Earnings (Loss) Per Common Share (EPS)

Basic earnings (loss) per common share (“EPS”) is computed by dividing net earnings (loss) attributable to common shareholders by the weighted average number of common shares outstanding (“WASO”) for the period. Diluted EPS presents the dilutive effect on a per share basis of potential common shares as if they had been converted at the beginning of the periods presented. Excluded from EPS for the three months ended March 31, 2021 and March 31, 2020 are less than a million and 2 million potential common shares due to stock options, respectively, because their inclusion would be antidilutive. Also excluded from EPS for the three months ended March 31, 2021, because their inclusion would be antidilutive, were 13 million shares that were contingently issuable at the Company’s election pursuant to an exercise of the Put Option (defined and described in note 6), as calculated in accordance with the terms of the Certificate of Designations for the Series A Preferred Stock. On March 22, 2021, pursuant to the Repurchase Agreement (described and defined in note 6), the Put Option no longer exists. The contingently issuable shares pursuant to the Put Option were calculated for the period that the Put Option was outstanding.

	Liberty TripAdvisor Holdings Common Stock
	Three months ended
	March 31,
	2021	2020

	number of shares in millions
Numerator
Net earnings (loss) attributable to Liberty TripAdvisor Holdings, Inc. shareholders	$(90)	(19)
Less: Series A Preferred Stock carrying value adjustment and transaction costs	370	6
Net earnings (loss) available to common shareholders	$(460)	(25)
Denominator
Basic WASO	75	75
Potentially dilutive shares	2	—
Diluted WASO	77	75

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

The Company’s assets and liabilities measured at fair value are as follows:

	March 31, 2021			December 31, 2020
		Quoted prices	Significant		Quoted prices	Significant
		in active	other		in active	other
		markets for	observable		markets for	observable
		identical assets	inputs		identical assets	inputs
Description	Total	(Level 1)	(Level 2)	Total	(Level 1)	(Level 2)

	amounts in millions
Cash equivalents	$42	42	—	4	4	—
TripCo Exchangeable Senior Debentures due 2051	$301	—	301	NA	NA	NA
Financial instrument liabilities	$339	—	339	14	—	14

On March 9, 2020, TripSPV, a wholly owned subsidiary of the Company, entered into a variable prepaid forward transaction (the “VPF”) with a financial institution with respect to 2.4 million shares of TRIP common stock held by the Company with a forward floor price of $17.25 per share and a forward cap price of $26.84 per share. Pursuant to the terms of the VPF, TripSPV received a prepayment of $34 million on March 17, 2020 (see note 5). As a result of the Repurchase Agreement, as described in note 6, TripCo determined the Series A Preferred Stock required liability treatment and needed to be bifurcated between a debt host and derivative (the “Preferred Stock Derivative”). The Preferred Stock Derivative was recorded at fair value upon the reclassification from temporary equity.  Changes in the fair values of the VPF and Preferred Stock Derivative are recognized in realized and unrealized gains (losses) on financial instruments in the condensed consolidated statements of operations.

The fair value of the Debentures (as defined in note 5) is based on quoted market prices but the Debentures are not considered to be traded on “active markets.” Accordingly, they are reported in the foregoing table as Level 2 fair value.  The fair value of the VPF and Preferred Stock Derivative were derived from a Black-Scholes-Merton model using observable market data as the significant inputs.

Other Financial Instruments

Other financial instruments not measured at fair value on a recurring basis include trade receivables, trade payables, accrued and other current liabilities, long-term debt (excluding the Debentures). With the exception of debt, the carrying amount approximates fair value due to the short maturity of these instruments as reported on our condensed consolidated balance sheets. The carrying value of a portion of our debt bears interest at a variable rate and therefore is also considered to approximate fair value.  See note 5 for a description of the fair value of the Company’s fixed rate debt.

Realized and Unrealized Gains (Losses) on Financial Instruments

Realized and unrealized gains (losses) on financial instruments are comprised of changes in the fair value of the following:

	Three months ended
	March 31,
	2021	2020

	amounts in millions
TripCo Exchangeable Senior Debentures due 2051	(10)	—
Financial instrument liabilities	(55)	1
Tripadvisor foreign currency forward contracts	—	1
	$(65)	2

The Company has elected to account for the Debentures using the fair value option. Changes in the fair value of the Debentures and financial instrument liabilities recognized in the condensed consolidated statement of operations are primarily due to market factors primarily driven by changes in the fair value of the underlying shares of the financial instruments. During the three months ended March 31, 2021, the fair value adjustment recognized in the condensed consolidated statement of operations included approximately $5 million of debt issuance costs related to the Debentures.

The Company isolates the portion of the unrealized gain (loss) attributable to the change in the instrument specific credit risk and recognizes such amount in other comprehensive earnings (loss).  The change in the fair value of the Debentures attributable to changes in the instrument specific credit risk was a gain of $4 million for the three months ended March 31, 2021.

(5) Debt

Outstanding debt at March 31, 2021 and December 31, 2020 is summarized as follows:

	March 31,	December 31,
	2021	2020

	amounts in millions
TripCo Exchangeable Senior Debentures due 2051	$301	—
TripCo variable prepaid forward	41	41
Tripadvisor Credit Facilities	—	—
Tripadvisor Senior Notes due 2025	500	500
Tripadvisor Convertible Senior Notes due 2026	345	—
Deferred financing costs	(14)	(9)
Total consolidated TripCo debt	1,173	532
Debt classified as current	—	—
Total long-term debt	$1,173	532

TripCo Exchangeable Senior Debentures due 2051

On March 25, 2021, TripCo issued $300 million aggregate original principal amount of its 0.50% exchangeable senior debentures due 2051 (the “Debentures”).  Pursuant to the terms of the offering, on March 31, 2021, the initial purchasers notified the Company of their intention to exercise the option to purchase $30 million aggregate original principal amount of additional Debentures. The additional Debentures were issued on April 5, 2021. Upon an exchange of Debentures, TripCo, at its option, may deliver shares of TRIP common stock or the value thereof in cash or a combination of shares of TRIP common stock and cash. Initially, 14.3299 shares of TRIP common stock are attributable to each $1,000 original principal amount of Debentures, representing an initial exchange price of approximately $69.78 for each share of TRIP common stock. A total of approximately 4.7 million shares of TRIP common stock are attributable to the Debentures. Interest is payable quarterly on March 31, June 30, September 30 and December 31 of each year, commencing June 30, 2021. The Debentures may be redeemed by TripCo, in whole or in part, on or after March 27, 2025. Holders of Debentures also have the right to require TripCo to purchase their Debentures on March 27, 2025. The redemption and purchase price will generally equal 100% of the adjusted principal amount of the Debentures plus accrued and unpaid interest to the redemption date, plus any final period distribution. As of March 31, 2021, a holder of the Debentures does not have the ability to exchange and, accordingly, the Debentures are classified as long-term debt in the consolidated balance sheets.

TripCo used a portion of the net proceeds from the sale of the Debentures to fund the cash portion of the purchase price for the repurchase of a portion of the Series A Preferred Stock (see note 6 below).

Variable Prepaid Forward

In connection with the VPF entered into on March 9, 2020, as described in note 4, TripCo received a prepayment of $34 million on March 17, 2020. The term of the VPF is three years. At maturity, the accreted loan amount due will be approximately $42 million.  As of March 31, 2021, 2.4 million shares of TRIP common stock, with a value of approximately $129 million, were pledged as collateral pursuant to the VPF contract.

Tripadvisor Credit Facilities

Tripadvisor is party to a credit agreement with a group of lenders, initially entered in June 2015 (as amended, the “Credit Agreement”), which, among other things, provides for a $500 million unsecured revolving credit facility (the “2015 Credit Facility”) with a maturity date of May 12, 2024. The 2015 Credit Facility, among other things, requires Tripadvisor to maintain a maximum leverage ratio and contains certain customary affirmative covenants and events of default, including a change of control.

Tripadvisor amended its 2015 Credit Facility in May 2020 and December 2020 to, among other things:

●	suspend the leverage ratio covenant for quarterly testing of compliance beginning in the second quarter of 2020 until the earlier of (a) the first day after June 30, 2021 through maturity on which borrowings and other revolving credit utilizations under the revolving commitments exceed $200 million, and (b) the election of Tripadvisor, at which time the leverage ratio covenant will be reinstated (the “Leverage Covenant Holiday”); and replace it with a minimum liquidity covenant during the Leverage Covenant Holiday, that requires Tripadvisor to maintain $150 million of unrestricted cash, cash equivalents and short-term investments less deferred merchant payables plus available revolver capacity;
●	decrease the aggregate amount of revolving loan commitments available to $500 million from $1.2 billion;
●	extend the maturity date of the 2015 Credit Facility from May 12, 2022 to May 12, 2024; and
●	secure the obligations under the agreement.

During the Leverage Covenant Holiday, any outstanding or future borrowings under the 2015 Credit Facility bear interest at LIBOR plus a 2.25% margin with a LIBOR floor of 1% per annum. Tripadvisor is also required to pay a quarterly commitment fee, at an applicable rate of 0.5%, on the daily unused portion of the revolving credit facility for each fiscal quarter during the Leverage Covenant Holiday and also additional fees in connection with the issuance of letters of credit. Tripadvisor may borrow from the 2015 Credit Facility in U.S. dollars, Euros and British pounds. In addition, Tripadvisor’s 2015 Credit Facility includes $15 million of borrowing capacity available for letters of credit and $40 million for Swing Line borrowings on same-day notice. As of March 31, 2021, Tripadvisor had issued $4 million of outstanding letters of credit under the 2015 Credit Facility.

As of March 31, 2021 and December 31, 2020, Tripadvisor had no outstanding borrowings under the 2015 Credit Facility. For both the three months ended March 31, 2021 and 2020, Tripadvisor recorded interest expense and commitment fees on its 2015 Credit Facility of $1 million. During the three months ended March 31, 2020, Tripadvisor borrowed $700 million under the 2015 Credit Facility. These funds were drawn down as a precautionary measure to reinforce Tripadvisor’s liquidity position and preserve financial flexibility in light of uncertainty in the global markets resulting from COVID-19 and repaid by Tripadvisor during 2020.

The Credit Agreement contains a number of covenants that, among other things, restrict Tripadvisor’s ability to incur additional indebtedness, create liens, enter into sale and leaseback transactions, engage in mergers or consolidations, sell or transfer assets, pay dividends and distributions, make investments, loans or advances, prepay certain subordinated indebtedness, make certain acquisitions, engage in certain transactions with affiliates, amend material agreements governing certain subordinated indebtedness, and change its fiscal year. The Credit Agreement also limits Tripadvisor from repurchasing shares of its common stock and paying dividends, among other restrictions, during the Leverage Covenant Holiday. In addition, to secure the obligations under the Credit Agreement, Tripadvisor and certain subsidiaries have granted security interests and liens in and on, substantially all of their assets as well as pledged shares of certain of Tripadvisor’s subsidiaries.

2025 Senior Notes

On July 9, 2020, Tripadvisor completed the sale of $500 million aggregate principal amount of 7.0% Senior Notes due 2025 (the "2025 Senior Notes") pursuant to a purchase agreement, dated July 7, 2020, among Tripadvisor, the guarantors party thereto and the initial purchasers party thereto in a private offering. The 2025 Senior Notes were issued pursuant to an indenture, dated July 9, 2020 (the “2025 Indenture”), among Tripadvisor, the guarantors and Wilmington Trust, National Association, as trustee. The 2025 Indenture provides, among other things, that interest will be payable on the 2025 Senior Notes on January 15 and July 15 of each year, beginning on January 15, 2021, until their maturity date of July 15, 2025. The 2025 Senior Notes are senior unsecured obligations of Tripadvisor and are guaranteed by certain of

Tripadvisor’s domestic subsidiaries.

Tripadvisor has the option to redeem all or a portion of the 2025 Senior Notes at any time on or after July 15, 2022 at the redemption prices set forth in the 2025 Indenture, plus accrued and unpaid interest, if any. Tripadvisor may also redeem all or any portion of the 2025 Senior Notes at any time prior to July 15, 2022, at a price equal to 100% of the aggregate principal amount thereof plus a make-whole premium and accrued and unpaid interest, if any. In addition, before July 15, 2022, Tripadvisor may redeem up to 40% of the aggregate principal amount of the 2025 Senior Notes with the net proceeds of certain equity offerings at the redemption price set forth in the 2025 Indenture, provided that certain conditions are met. Subject to certain limitations, in the event of a Change of Control Triggering Event (as defined in the 2025 Indenture), Tripadvisor will be required to make an offer to purchase the 2025 Senior Notes at a price equal to 101% of the aggregate principal amount of the 2025 Senior Notes repurchased, plus accrued and unpaid interest, if any, to the date of repurchase. These features have been evaluated as embedded derivatives under GAAP, however, Tripadvisor has concluded they do not meet the requirements to be accounted for separately.

As of March 31, 2021, Tripadvisor estimated the fair value of its outstanding 2025 Senior Notes to be approximately $541 million and considered the Senior Notes to be a “Level 2” fair value measurement. The estimated fair value of the 2025 Senior Notes was based on recently reported market transactions and prices for identical or similar financial instruments obtained from a third-party pricing source.

The 2025 Indenture contains covenants that, among other things and subject to certain exceptions and qualifications, restrict the ability of Tripadvisor and the ability of certain of its subsidiaries to incur or guarantee additional indebtedness or issue disqualified stock or certain preferred stock; pay dividends and make other distributions or repurchase stock; make certain investments; create or incur liens; sell assets; create restrictions affecting the ability of restricted subsidiaries to make distributions, loans or advances or transfer assets to Tripadvisor or the restricted subsidiaries; enter into certain transactions with Tripadvisor’s affiliates; designate restricted subsidiaries as unrestricted subsidiaries; and merge, consolidate or transfer or sell all or substantially all of Tripadvisor’s assets.

2026 Convertible Senior Notes

On March 25, 2021, Tripadvisor sold, pursuant to a purchase agreement $300 million aggregate principal amount of 0.250% Convertible Senior Notes due 2026 (the “2026 Convertible Senior Notes”) in a private offering to qualified institutional buyers. Tripadvisor granted the initial purchasers an over-allotment option that provided the initial purchasers of the 2026 Convertible Senior Notes with the option to purchase an additional $45 million aggregate principal amount of the 2026 Convertible Senior Notes; such over-allotment option was fully exercised and closed on March 25, 2021. In connection with the issuance of the 2026 Convertible Senior Notes, Tripadvisor entered into an Indenture, dated March 25, 2021 (the “2026 Indenture”), among Tripadvisor, the guarantors party thereto and the trustee. The terms of the Notes are governed by the 2026 Indenture. The 2026 Convertible Senior Notes mature on April 1, 2026, unless earlier converted, redeemed or repurchased. The 2026 Convertible Senior Notes are senior unsecured obligations of Tripadvisor, although guaranteed by certain of Tripadvisor’s domestic subsidiaries, with interest payable semiannually in arrears on April 1 and October 1 of each year, beginning on October 1, 2021, at a rate of 0.25% per annum.

The 2026 Convertible Senior Notes will be redeemable, in whole or in part, at Tripadvisor’s option at any time, and from time to time, on or after April 1, 2024 and on or before the 30th scheduled trading day immediately before the maturity date, at a cash redemption price equal to the principal amount of the 2026 Convertible Senior Notes to be redeemed, plus accrued and unpaid interest, if any, but only if the last reported sale price per share of Tripadvisor’s common stock exceeds 130% of the conversion price on (1) each of at least 20 trading days, whether or not consecutive, during the 30 consecutive trading days ending on, and including, the trading day immediately before the date Tripadvisor sends the related redemption notice; and (2) the trading day immediately before the date Tripadvisor sends such notice. In addition, calling any such note for redemption will constitute a make-whole fundamental change with respect to that note, in which case the conversion rate applicable to the conversion of that note will be increased in certain circumstances if it is converted after it is called for redemption.

The 2026 Convertible Senior Notes are unconditionally guaranteed, on a joint and several basis, by the guarantors on a senior, unsecured basis. The 2026 Convertible Senior Notes are Tripadvisor’s general senior unsecured obligations and rank equally in right of payment with all of its existing and future senior indebtedness, and senior in right of payment to all of its future subordinated indebtedness. The 2026 Convertible Senior Notes will be effectively subordinated to any of Tripadvisor’s existing and future secured indebtedness, including borrowings under its 2015 Credit Facility and its 2025 Senior Notes, to the extent of the value of the assets securing such indebtedness.

Holders may convert their 2026 Convertible Senior Notes under the following conditions at any time prior to the close of business on the business day immediately preceding January 1, 2026 in multiples of $1,000 principal amount, only under the following circumstances:

●	during any calendar quarter commencing after the calendar quarter ending on June 30, 2021 (and only during such calendar quarter), if the last reported sale price of TRIP common stock for at least 20 trading days (whether or not consecutive) during the period of 30 consecutive trading days ending on the last trading day of the immediately preceding calendar quarter is greater than or equal to 130% of the conversion price on each applicable trading day;
●	during the five business day period after any five consecutive trading day period (the “measurement period”) in which the trading price per $1,000 principal amount of 2026 Convertible Senior Notes for each trading day of the measurement period was less than 98% of the product of the last reported sale price of TRIP common stock and the conversion rate on each such trading day; or
●	upon the occurrence of specified corporate events as described in the 2026 Indenture.

In addition, holders may convert their 2026 Convertible Senior Notes, in multiples of $1,000 principal amount, at their option at any time beginning on or after January 1, 2026, and prior to the close of business on the second scheduled trading day immediately preceding the stated maturity date of the 2026 Convertible Senior Notes, without regard to the foregoing circumstances.

The initial conversion rate for the 2026 Convertible Senior Notes is 13.5483 shares of TRIP common stock per $1,000 principal amount of 2026 Convertible Senior Notes, which is equivalent to an initial conversion price of approximately $73.81 per share of common stock, or approximately 4.7 million shares of TRIP common stock, subject to adjustment upon the occurrence of certain specified events as set forth in the 2026 Indenture. Upon conversion, Tripadvisor may choose to pay or deliver, as the case may be, cash, shares of TRIP common stock or a combination of cash and shares of TRIP common stock.

Tripadvisor accounts for the 2026 Convertible Senior Notes as a liability measured at its amortized cost, and no other features of the 2026 Convertible Senior Notes are bifurcated and recognized as a derivative. The net proceeds from the issuance of the 2026 Convertible Senior Notes were approximately $340 million, net of debt issuance costs of $5 million comprised primarily of the initial purchasers’ discount and Tripadvisor used a portion of the proceeds from the 2026 Convertible Senior Notes to enter into the capped call transactions (discussed below). Tripadvisor intends to use the remainder of the net proceeds from this offering for general corporate purposes, which may include repayment of debt, including the partial redemption of its 2025 Senior Notes prior to maturity. The debt issuance costs will be amortized over the remaining term of the 2026 Convertible Senior Notes, using the effective interest rate method over the five year maturity of the 2026 Convertible Senior Notes, and recorded to interest expense. During the three months ended March 31, 2021, the effective interest rate, including debt issuance costs, was 0.60% and interest expense on the 2026 Convertible Senior Notes was not material.

The 2026 Convertible Senior Notes are unsecured and do not contain any financial covenants, restrictions on dividends, incurrence of senior debt or other indebtedness, or restrictions on the issuance or repurchase of securities by the Company.

As of March 31, 2021, Tripadvisor estimated the fair value of its outstanding 2026 Convertible Senior Notes to be approximately $364 million and considered the 2026 Convertible Senior Notes to be a “Level 2” fair value measurement. The estimated fair value of the 2026 Convertible Senior Notes was based on recently reported market transactions and prices for identical or similar financial instruments obtained from a third-party pricing source.

Capped Call Transactions

In connection with the issuance of the 2026 Convertible Senior Notes, Tripadvisor entered into privately negotiated capped call transactions (the “Capped Calls”) with certain of the initial purchasers of the 2026 Convertible Senior Notes and/or their respective affiliates and/or other financial institutions (the “Option Counterparties”) at a cost of approximately $35 million. The Capped Calls are separate transactions entered into by Tripadvisor with each Option Counterparty, and are not part of the terms of the 2026 Convertible Senior Notes and will not affect any noteholder’s rights under the 2026 Convertible Senior Notes. Noteholders will not have any rights with respect to the Capped Calls.

The Capped Calls cover, subject to anti-dilution adjustments substantially similar to those applicable to the conversion rate of the 2026 Convertible Senior Notes, the number of shares of TRIP common stock initially underlying the 2026 Convertible Senior Notes, or up to approximately 4.7 million shares of TRIP common stock. The Capped Calls are expected generally to reduce potential dilution to the common stock upon any conversion of 2026 Convertible Senior Notes and/or offset any potential cash payments Tripadvisor is required to make in excess of the principal amount of such converted 2026 Convertible Senior Notes, as the case may be, with such reduction and/or offset subject to a cap. The strike price of the Capped Calls is $73.81, while the cap price of the Capped Calls will initially be $107.36 per share of TRIP common stock, which represents a premium of 100% over the last reported sale price of TRIP common stock of $53.68 per share on March 22, 2021, and is subject to certain customary adjustments under the terms of the Capped Calls.

The Capped Calls are considered indexed to Tripadvisor’s own stock and are considered equity under GAAP. The Capped Calls are reported as a reduction to additional paid-in-capital and noncontrolling interest in equity of subsidiaries within shareholders’ equity as of March 31, 2021. In addition, Tripadvisor recorded a deferred tax asset of $9 million during the three months ended March 31, 2021, as it made an income tax election allowable under Internal Revenue Service regulations in order to recover the cost of the Capped Calls as interest expense on the condensed consolidated statement of operations over the term of the 2026 Convertible Senior Notes.

Debt Covenants

As of March 31, 2021, Tripadvisor and TripCo were in compliance with their debt covenants.

Recently Adopted Accounting Policies

In August 2020, the Financial Accounting Standards Board (“FASB”) issued new accounting guidance which simplifies the accounting for convertible debt instruments by reducing the number of accounting models and embedded conversion features that could be recognized separately from the primary contract. The new accounting guidance requires a convertible debt instrument to be accounted for as a single liability measured at its amortized cost, as long as no other features require bifurcation and recognition as derivatives. The new accounting guidance requires an entity to use the if-converted method in the diluted earnings per share calculation for convertible instruments. This guidance is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2021, with early adoption permitted, including adoption in any interim period. We early adopted this new guidance in the first quarter of 2021 and there was no impact to any prior periods.

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

On March 22, 2021, TripCo and Certares entered into a stock repurchase agreement (the “Repurchase Agreement”). Pursuant to the Repurchase Agreement, on March 29, 2021, TripCo repurchased 126,921 shares of Series A Preferred Stock, and on April 6, 2021, TripCo purchased an additional 10,665 shares of Series A Preferred Stock from Certares. The aggregate consideration for the Series A Preferred Stock consisted of a combination of (i) approximately $281 million in cash from a portion of the net proceeds of the Debentures (as discussed in note 5), $252 million of which was paid on March 29, 2021 and $29 million of which was paid on April 6, 2021 and was classified as a current liability on the condensed consolidated balance sheet as of March 31, 2021, and (ii) approximately $92 million aggregate value of TRIP common stock, owned by TripCo, consisting of 1,713,859 shares (a non-cash transaction).  The price per share of Series A Preferred Stock was determined by multiplying (a) $1,000 by (b) an accretion factor with respect to the TRIP common stock (determined based on the Accretion Factor formula set forth in the Certificate of Designations of the Series A Preferred Stock as modified to use the closing price of a share of TRIP common stock on the date of the pricing of the Debentures instead of using the Reference Stock VWAP (as defined in the Certificate of Designations of the Series A Preferred Stock (the “Certificate of Designations”))).  Following both closings under the Repurchase Agreement, TripCo repurchased a total of 137,586 shares of Series A Preferred Stock from Certares, representing 42% of the Series A Preferred Stock originally held by Certares, for an aggregate value of approximately $373 million.

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

Redemption

The Company is required to redeem for cash shares of Series A Preferred Stock on the earlier of (i) the first business day after the fifth anniversary of March 26, 2020, or (ii) subject to certain exceptions, a change in control of TripCo. The “Redemption Price” in a mandatory redemption will equal the greater of (i) the sum of the liquidation value on the redemption date, plus all unpaid dividends accrued since the last dividend date, and (ii) the product of the (x) initial liquidation value, multiplied by (y) an accretion factor (determined based on a formula set forth in the Certificate of Designations) with respect to the TRIP common stock, less (z) the aggregate amount of all dividends paid in cash or shares of Eligible Common Stock from March 26, 2020 through the applicable redemption date.

Put Right

Following March 26, 2021, during certain periods, the Purchaser had the right to cause TripCo to redeem all of the outstanding shares of Series A Preferred Stock at the Redemption Price for, at the election of TripCo, cash, shares of Eligible Common Stock, shares of TRIP common stock or any combination of the foregoing, subject to certain limitations (the “Put Option”). The Company evaluated the Put Option as an embedded derivative and determined it was not required to be bifurcated.  As a result of the Repurchase Agreement, Certares has permanently waived the Put Option.

TripCo Call Right

Pursuant to the Repurchase Agreement, beginning March 27, 2024, TripCo has the option, from time to time, to call and repurchase any and all of the outstanding shares of the Series A Preferred Stock at the optional repurchase price (the "Call Right"), which is the greater of (x) the sum of the liquidation value of a share of Series A Preferred Stock as of the optional repurchase date plus all unpaid dividends accrued on such share from the most recent dividend payment date through such optional repurchase date and (y) (i) the initial liquidation value of such share of Series A Preferred Stock as of the original issue date multiplied by an accretion factor with respect to the TRIP common stock (determined based on the Accretion Factor formula set forth in the Certificate of Designations as modified such that the Reference Stock VWAP is determined as of the date that is two business days prior to the date of TripCo’s notice of repurchase) minus (ii) all dividends paid in cash or shares of Eligible Common Stock on such share through the optional repurchase date.

Restriction on transfer of Series A Preferred Stock.

Subject to exceptions contained in the Investment Agreement and the Repurchase Agreement, the shares of Series A Preferred Stock generally are non-transferable; provided that TripCo has agreed not to unreasonably withhold its consent to certain transfers of up to 49% of the remaining Series A Preferred Shares outstanding following the repurchases from Certares under the Repurchase Agreement (so long as there are no more than six holders of the Series A Preferred Stock at any one time). Any transferee of shares of Series A Preferred Stock must agree to the permanent waiver of the Put Option, to the permanent waiver of the right to appoint the Series A Preferred Threshold Director (as such term is defined in the Certificate of Designations and described in the Repurchase Agreement) and to the Call Right.

Lock-up on TRIP common stock.

Pursuant to the Repurchase Agreement, and subject to the limited exceptions described therein, Certares will be restricted from transferring TRIP common stock for a period of six months commencing on the date of the Repurchase Agreement.

Recognition

Prior to the partial redemption, as the Series A Preferred Stock was redeemable and the redemption triggers were outside of TripCo’s control, the Company was required to classify the shares outside of permanent equity.  The Company calculated the carrying value of the Series A Preferred Stock pursuant to the Redemption Price calculation, and any changes in the carrying value of the Series A Preferred Stock were recorded directly to retained earnings. Immediately prior to the partial redemption, the Company recognized a $410 million decrease to retained earnings related to the value of the Series A Preferred Stock. As a result of the Repurchase Agreement, the Series A Preferred Stock may no longer be settled in shares of TripCo or TRIP common stock and the Purchaser no longer has the ability to participate on the TripCo board purely through ownership of Series A Preferred Stock. Following an evaluation of the accounting impact of these changes, we concluded the Series A Preferred Stock is a debt host with an equity-indexed derivative that is required to be bifurcated. Accordingly, the Series A Preferred Stock was required to be measured at fair value, through retained earnings, in connection with the reclassification from temporary equity to a liability.  The fair value of the Series A Preferred Stock was estimated to be $40 million lower than its redemption value and such amount was recorded as an increase to retained earnings. The debt host component is included in the preferred stock liability on the condensed consolidated balance sheet and will be accreted through interest expense to the amount to be paid upon settlement. The Preferred Stock Derivative is included in financial instrument liabilities at fair value in the condensed consolidated balance sheet.

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

Common Stock

Series A common stock entitles the holders to one vote per share, Series B common stock entitles the holders to ten votes per share and Series C common stock, except as otherwise required by applicable law, entitles the holder to no voting rights.  As of March 31, 2021, no shares of Series C common stock have been issued. All series of TripCo common stock participate on an equal basis with respect to dividends and distributions.

Subsidiary Purchases of Common Stock

During the three months ended March 31, 2020, Tripadvisor repurchased 4,707,450 shares of its outstanding common stock for $115 million in the aggregate. As of March 31, 2021, Tripadvisor had approximately $75 million remaining available to repurchase shares of its common stock under this share repurchase program.

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

We have identified the following as reportable segments:

●	Hotels, Media & Platform – includes the following revenue sources: (1) Tripadvisor-branded hotels revenue – primarily consisting of hotel auction revenue, subscription-based advertising, hotel sponsored placements revenue; and (2) Tripadvisor-branded display and platform revenue – consisting of display-based advertising revenue. All direct general and administrative costs are included in the applicable segments and business units, however, all corporate general and administrative costs are included in the Hotels, Media & Platform reportable segment. In addition, the Hotels, Media & Platform reportable segment includes all Tripadvisor-related brand advertising expenses (primarily television advertising) and technical infrastructure and other costs supporting the Tripadvisor platform.
●	Experiences & Dining – Tripadvisor provides information and services for consumers to research and book tours, activities and experiences in popular travel destinations both through Viator, Tripadvisor’s dedicated Experiences offering, and on Tripadvisor’s website and mobile apps. Tripadvisor generates commissions for each booking transaction it facilitates through its online reservation system. Tripadvisor also provides information and services for consumers to research and book restaurants in popular travel destinations through its dedicated restaurant reservations offering, TheFork, and on Tripadvisor-branded websites and mobile apps.

Tripadvisor’s accounting policies are the same as those described in the Company’s Summary of Significant Accounting Policies included in the Annual Report on Form 10-K for the year ended December 31, 2020.

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

	Three months ended
	March 31,
	2021	2020

	amounts in millions
Hotels, Media & Platform
TripAdvisor-branded hotels	$74	137
TripAdvisor-branded display and platform	14	32
Total Hotels, Media & Platform	88	169

Experiences & Dining	28	83
Corporate and other	7	26
Total Revenue	$123	278

The following table provides information about the opening and closing balances of accounts receivable and contract assets from contracts with customers:

	March 31, 2021	December 31, 2020

	amounts in millions
Accounts receivable	$73	70
Contract assets	24	13
Total	$97	83

Accounts receivable are recognized when the right to consideration becomes unconditional. Contract assets are rights to consideration in exchange for services that Tripadvisor has transferred to a customer when that right is conditional on something other than the passage of time, such as commission payments that are contingent upon the completion of the service by the principal in the transaction. Contract liabilities generally include payments received in advance of performance under the contract, and are realized as revenue as the performance obligation to the customer is satisfied, which Tripadvisor presents as deferred revenue on its consolidated balance sheets. As of January 1, 2021, Tripadvisor had $28 million recorded as deferred revenue on its condensed consolidated balance sheet, of which $11 million was recognized as revenue and $2 million was refunded due to cancellations by travelers during the three months ended March 31, 2021. As of January 1, 2020, Tripadvisor had $62 million recorded as deferred revenue in the condensed consolidated balance sheet, of which $32 million was recognized as revenue and $6 million was refunded due to cancellations by travelers during the three months ended March 31, 2020. The difference between the opening and closing balances of Tripadvisor’s deferred revenue primarily results from the timing differences between when Tripadvisor receives customer payments and the time in which Tripadvisor satisfies its performance obligations. The difference between the opening and closing balances of Tripadvisor’s contract assets primarily results from the timing difference between when Tripadvisor satisfies its performance obligations and the time when the principal completes the service in the transaction. There were no significant changes in contract assets or deferred revenue during the three months ended March 31, 2021 and 2020 related to business combinations, impairments, cumulative catch-ups or other material adjustments. However, to the extent the COVID-19 pandemic continues, Tripadvisor may incur additional significant and unanticipated cancellations by consumers related to future travel, accommodations and tour bookings, which had been reserved by travelers and recorded as deferred revenue as of March 31, 2021 and December 31, 2020.

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

Adjusted OIBDA is summarized as follows:

	Three months ended
	March 31,
	2021	2020

	amounts in millions
Hotels, Media & Platform	$(3)	53
Experiences & Dining	(24)	(19)
Corporate and other	(2)	1
Consolidated TripCo	$(29)	35

In addition, we do not report assets, capital expenditures and related depreciation expense by segment as our Chief Operating Decision Maker (“CODM”) does not use this information to evaluate operating segments. Accordingly, we do not regularly provide such information by segment to our CODM.

The following table provides a reconciliation of Adjusted OIBDA to Operating income (loss) and Earnings (loss) before income taxes:

	Three months ended
	March 31,
	2021	2020

	amounts in millions
Adjusted OIBDA	$(29)	35
Stock-based compensation	(30)	(27)
Depreciation and amortization	(38)	(43)
Restructuring charges	—	(9)
Operating income (loss)	(97)	(44)
Interest expense	(11)	(7)
Realized and unrealized gains (losses), net	(65)	2
Other, net	(2)	(3)
Earnings (loss) before income taxes	$(175)	(52)

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Certain statements in this Quarterly Report on Form 10-Q constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, including statements regarding our business and marketing strategies; the impacts of the coronavirus (“COVID-19”); improvements in revenue; cost reduction measures and related impacts; our projected sources and uses of cash; the payment of dividends by Tripadvisor, Inc. (“Tripadvisor”); anticipated debt obligations; fluctuations in interest rates and foreign exchange rates; and the anticipated impact of certain contingent liabilities related to tax rules and other matters arising in the ordinary course of business. Forward-looking statements inherently involve many risks and uncertainties that could cause actual results to differ materially from those projected in these statements. Where, in any forward-looking statement, we express an expectation or belief as to future results or events, such expectation or belief is expressed in good faith and believed to have a reasonable basis, but such statements necessarily involve risks and uncertainties and there can be no assurance that the expectation or belief will result or be achieved or accomplished. The following include some but not all of the factors that could cause actual results or events to differ materially from those anticipated:

●	our ability to obtain cash in amounts sufficient to service our financial obligations and other commitments due to the fact we are a holding company;
●	our ability to access the cash that Tripadvisor generates from its operating activities;
●	the ability of our Company and Tripadvisor to obtain additional financing, or refinance our existing indebtedness, on acceptable terms;
●	the existence of our 8% Series A Cumulative Redeemable Preferred Stock, par value $0.01 per share (the “Series A Preferred Stock”), and its rights, preferences and privileges that are not held by, and are preferential to, the rights of our common stockholders;
●	our ability to realize the full value of our intangible assets;
●	the impacts of COVID-19;
●	declines or interruptions in the travel industry;
●	Tripadvisor’s ability to attract a significant amount of visitors and cost-effectively convert these visitors into revenue-generating consumers;
●	failure of internet search engines and application marketplaces to continue to prominently display links to Tripadvisor’s websites;
●	reduction in spending by advertisers on Tripadvisor’s platforms or the loss of Tripadvisor’s significant travel partners;
●	Tripadvisor’s failure to maintain, protect or enhance its brands;
●	the ability of Tripadvisor to offer compelling products on mobile devices or continue to operate effectively on such platforms;
●	declines or disruptions in the economy in general and in the travel industry in particular;
●	failure of Tripadvisor to effectively complete in the global environment in which it operates;
●	Tripadvisor’s failure to adapt to technological developments or industry trends;
●	the ability of Tripadvisor to innovate and provide products, services and features that are useful to consumers;
●	Tripadvisor’s potential for prioritizing rapid innovation and consumer experience over short-term financial results;
●	the ability of Tripadvisor to maintain a quality of traffic in its network to provide value to its travel partners;
●	real or perceived inaccuracies of the assumptions and estimates and data Tripadvisor relies on to calculate certain of its key metrics;
●	the ability of Tripadvisor to retain the highly skilled personnel it relies on;
●	disruptions resulting from any acquisitions, investments, significant commercial arrangements and/or new business strategies;
●	risks due to Tripadvisor operating in many jurisdictions inside and outside the U.S.;
●	claims, lawsuits, government investigations and other proceedings which Tripadvisor is regularly subject to;
●	the ability of Tripadvisor to protect its intellectual property from copying or use by others;

●	risks due to Tripadvisor’s processing, storage and use of personal information and other data;
●	risks resulting from system security issues, data protection breaches, cyberattacks and system outage issues;
●	Tripadvisor’s indebtedness and the resulting impacts on its business and financial condition;
●	limitation imposed by the various covenants in Tripadvisor’s credit facilities and indenture;
●	fluctuation of Tripadvisor’s financial results;
●	factors that determine Tripadvisor’s effective income tax rate;
●	changes in tax laws that affect Tripadvisor or the examination of Tripadvisor’s tax positions;
●	changes in the tax treatment of companies engaged in e-commerce;
●	challenges by tax authorities in the jurisdictions where Tripadvisor operates;
●	fluctuation in foreign currency exchange rates which affect Tripadvisor; and
●	risks associated with our stock price being disproportionately affected by the results of operations of Tripadvisor and developments in its business.

For additional risk factors, please see Part I, Item 1A. Risk Factors of the Annual Report on Form 10-K for the year ended December 31, 2020, as well as Part II, Item 1A. Risk Factors in this Quarterly Report on Form 10-Q. These forward-looking statements and such risks, uncertainties and other factors speak only as of the date of this Quarterly Report, and we expressly disclaim any obligation or undertaking to disseminate any updates or revisions to any forward-looking statement contained herein, to reflect any change in our expectations with regard thereto, or any other change in events, conditions or circumstances on which any such statement is based.

The following discussion and analysis provides information concerning our results of operations and financial condition. This discussion should be read in conjunction with our accompanying condensed consolidated financial statements and the notes thereto.

Overview

The accompanying financial statements and the other information herein refer to Liberty TripAdvisor Holdings, Inc. as “TripCo,” “Consolidated TripCo,” the “Company,” “us,” “we” and “our” unless the context otherwise requires. We own an approximate 21% economic interest and 57% voting interest in Tripadvisor as of March 31, 2021. All significant intercompany accounts and transactions have been eliminated in the accompanying condensed consolidated financial statements.

In December 2019, COVID-19 was reported in Wuhan, China, and on March 11, 2020 was declared a global pandemic, followed by government travel restrictions and quarantine orders around the globe. The COVID-19 pandemic has caused a significant negative impact on the travel, hospitality, restaurant and leisure industry; and consequently adversely and materially affected Tripadvisor’s business, results of operations, liquidity and financial condition during the three months ended March 31, 2021 and 2020, respectively, as well as for the year ending December 31, 2020.  Among other impacts, COVID-19 has negatively impacted global consumer demand and consumers’ ability to travel, thereby causing many of Tripadvisor’s travel partners to operate at significantly reduced service levels.

Commencing in late February 2020 and progressively worsening through March 2020, Tripadvisor experienced a significant decline in user demand for its products and services as well as an increase in customer cancellations, concurrent with widespread travel restrictions imposed by governments and businesses in response to the COVID-19 pandemic. In the second half of March 2020 and throughout April 2020, significant year-over-year revenue declines generally stabilized across Tripadvisor’s segments and products, a trend which generally continued throughout the second quarter of 2020, although modestly improved during the third quarter of 2020.  Beginning in the fourth quarter of 2020, governments again, particularly in Europe, began to impose new restrictions to mitigate the spread of the virus, which again negatively impacted trends. The adverse impact to Tripadvisor’s business from COVID-19 was significant, albeit uneven at different points in time and in different geographies throughout 2020. These adverse impacts continued to negatively impact the travel, hospitality, restaurant, and leisure industry and dampen consumer demand for Tripadvisor’s products and services throughout the first quarter of 2021. This impact has been driven by the pandemic’s proliferation, intermittent containment and resurgence of the virus, and new variants of the virus, in various marketplaces followed by travel restrictions and other mandates put in place, lifted and/or reinstated at different timeframes during 2020 by local governments to mitigate the spread of the virus. As such, the travel industry’s recovery from the COVID-19 pandemic has varied both region-to-region on a global basis, as well as state-to-state in the U.S.

Traffic trends on Tripadvisor’s websites have improved since the significant declines seen in the second half of March 2020 and throughout April 2020, as monthly unique users on Tripadvisor-branded websites for the month of April 2020 were approximately 33% of 2019’s comparable period. By means of showing a comparison to a pre-COVID-19 timeframe, in the individual months of January, February, and March 2021 monthly unique users on Tripadvisor-branded websites were approximately 53%, 56%, and 58% of 2019’s comparable periods, respectively, which showed some improvement month-to-month as the quarter progressed, driven by vaccine progress and leisure travel’s improving recovery. This improvement was primarily in the U.S. market, with U.S. monthly unique users in the month of March 2021 at nearly 80% of the March 2019 level, while monthly unique users outside the U.S. were approximately 50% of the March 2019 level, driven most notably in Europe which continued to be negatively impacted by restrictions put in place in key markets. In addition, monthly unique users on Tripadvisor-branded websites during the first quarter of 2021 increased to approximately 68% of the prior year’s comparable period, in comparison to approximately 62% of the prior year’s comparable period, during the fourth quarter of 2020.

Tripadvisor’s consolidated revenue for the three months ended March 31, 2021 was $123 million, or a decrease of 56% when compared to the same period in 2020. However, consistent with the improvement in the traffic trends, noted above, consolidated revenue increased 6% during the three months ended March 31, 2021 as compared to the three months ended December 31, 2020. In addition, the first quarter of 2021 showed improvement as the quarter progressed on a month-to-month basis, as revenue for the month of March 2021 was approximately 39% of March 2019 (a pre-COVID-19 period) revenue as compared to revenue for the months of January and February 2021 being approximately 26% and 33% of January and February 2019 revenue, respectively, driven by improving recovery in the U.S. market.

In the fourth quarter of 2020, multiple COVID-19 vaccines were approved for widespread distribution throughout various parts of the world, including the United States and Europe, and in the first quarter of 2021, vaccination distribution programs were initiated around the world. Vaccine programs in Tripadvisor’s largest markets, the U.S. and U.K., appear to be progressing well, and Tripadvisor expects the same for mainland Europe in the near future. Tripadvisor is encouraged by these developments, although the timing of widespread vaccine distributions on a global basis, and efficacy against variants of COVID-19 remains unclear. In addition, the duration of the negative impact of COVID-19 on Tripadvisor’s results of operations, liquidity and financial condition remains uncertain and is dependent upon factors beyond Tripadvisor’s control, such as the continued transmission rate of COVID-19, additional resurgences, if any, the extent and effectiveness of containment actions taken, and the ultimate impact of these and other factors on consumer demand for travel and usage patterns on Tripadvisor’s platform. Even though uncertainty remains, Tripadvisor is optimistic that the travel market will likely improve as 2021 progresses, driven by vaccination programs and what it believes to be significant pent-up demand for leisure travel and hospitality services.  Although Tripadvisor cannot predict with certainty the full impact of the COVID-19 pandemic on its full year 2021 financial results, it currently expects that the pandemic will continue to have a material, negative impact on its second quarter 2021 financial results, which it expects to lessen as 2021 progresses.

In response to the impact of the COVID-19 pandemic, Tripadvisor took several steps to further strengthen its financial position and balance sheet and maintain financial liquidity and flexibility, including, but not limited to, restructuring activities, reducing its ongoing operating expenses and headcount, additional borrowings of debt, and amendments to its 2015 Credit Facility, all of which are described in more detail below.

During the first quarter of 2020, Tripadvisor borrowed $700 million under the 2015 Credit Facility (defined and described in note 5 to the accompanying condensed consolidated financial statements) as a precautionary measure to reinforce its liquidity position and preserve financial flexibility in light of uncertainty in the global markets resulting from COVID-19. Tripadvisor later repaid these borrowings in full in the third quarter of 2020, using proceeds from its 2025 Senior Notes (defined and described in note 5 to the accompanying condensed consolidated financial statements). In addition, during 2020, by means of amendments to its 2015 Credit Facility, Tripadvisor was able to secure, among other things, covenant relief in the form of suspending its leverage ratio covenant and replacing it with a minimum liquidity covenant, until the earlier of the first day after June 30, 2021 through maturity on which borrowings and other revolving credit utilizations under the revolving commitments exceed $200 million, or such earlier date Tripadvisor may elect, when the leverage ratio covenant will then be reinstated. Tripadvisor also extended the maturity date of this facility to May 2024.  During 2020, Tripadvisor repaid amounts outstanding on the 2015 Credit Facility, and as of March 31, 2021 there were no outstanding borrowings under the 2015 Credit Facility.

In addition, during March 2021, Tripadvisor also completed the sale of $345 million aggregate principal amount of 0.25% Convertible Senior Notes due 2026 (the “2026 Convertible Senior Notes”). Concurrently, but separately, Tripadvisor used a portion of the proceeds received from the 2026 Convertible Senior Notes to enter into privately negotiated capped call transactions with certain of the initial purchasers of the 2026 Convertible Senior Notes and/or their respective affiliates and/or other financial institutions at a cost of approximately $35 million. Tripadvisor intends to use the remainder of the net proceeds from this offering for general corporate purposes, which may include repayment of debt, including the redemption of a portion of its 2025 Senior Notes prior to maturity.

Tripadvisor believes these measures provide it additional flexibility which will be important given its continued limited ability to predict its future financial performance due to the uncertainty associated with COVID-19, as well as consumer behavior and restrictive measures put in place in response to COVID-19.

During the latter part of the first quarter of 2020, and in response to the COVID-19 pandemic, Tripadvisor instituted cost reduction measures, including the elimination of the majority of discretionary spending, business travel, non-critical vendor relationships, brand advertising, as well as cessation of nearly all new hiring and contingent staff, reduction of targeted employee benefits and the furlough of over 100 employees.

Tripadvisor incurred pre-tax restructuring and related reorganization costs of $9 million during the three months ended March 31, 2020, related to workforce reductions.

On April 28, 2020, Tripadvisor’s management approved and Tripadvisor announced an additional cost reduction initiative in response to the continued economic and financial impacts resulting from the COVID-19 pandemic, which included the following:

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

Later in 2020, nearly all of Tripadvisor’s previously furloughed employees had returned to their jobs.  However, during the fourth quarter of 2020, Tripadvisor again furloughed approximately 400 employees, primarily in its European operations of TheFork, all of whom largely remained furloughed as of March 31, 2021. This action taken by Tripadvisor was a direct result of the reinstatement of government restrictions related to restaurants in various countries within Europe in response to a resurgence of COVID-19 in those markets.

Tripadvisor has continued to maintain these cost-reductions measures during the first quarter of 2021 and expects the majority of these costs savings to continue for the remainder of 2021.

In March 2020, the U.S. government enacted the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”). The CARES Act is an emergency economic stimulus package enacted in response to the COVID-19 pandemic, which includes numerous income tax provisions, some of which are effective retroactively. During the three months ended March 31, 2021, Tripadvisor did not record any income tax benefit under the CARES Act.  However, during the three months ended March 31, 2020, Tripadvisor recorded an income tax benefit of $14 million, as a result of a loss carryback provision provided under the CARES Act.

In addition, certain governments have passed legislation to assist businesses during the COVID-19 pandemic through loans, wage subsidies, wage tax relief or other financial aid. Some governments have extended or are considering extending these programs. Tripadvisor has participated in several of these programs, including the CARES Act in the U.S., the United Kingdom's job retention scheme, as well as other jurisdictions' programs. During the three months ended March 31, 2021, Tripadvisor recognized non-income tax related government grants and other assistance benefits of $3 million, as a reduction of personnel and overhead costs in the condensed consolidated statements of operations, while no such benefits were recorded during the three months ended March 31, 2020.

On March 15, 2020, TripCo entered into an agreement with Certares LTRIP LLC (“Certares”), with respect to 325,000 shares of TripCo’s newly-created Series A Preferred Stock.  On March 29, 2021 and April 6, 2021, TripCo repurchased a portion of the Series A Preferred Stock.  See note 6 to the accompanying condensed consolidated financial statements.

Results of Operations—Consolidated—March 31, 2021 and 2020

General.  We provide in the tables below information regarding our consolidated Operating Results and Other Income and Expense.

	Three months ended
	March 31,
	2021	2020

	amounts in millions
Revenue
Hotels, Media & Platform	$88	169
Experiences & Dining	28	83
Corporate and other	7	26
Total revenue	123	278
Operating expense	55	77
SG&A	97	166
Stock-based compensation	30	27
Depreciation and amortization	38	43
Restructuring and other related reorganization costs	—	9
Operating income	(97)	(44)
Other income (expense):
Interest expense	(11)	(7)
Realized and unrealized gains (losses) on financial instruments, net	(65)	2
Other, net	(2)	(3)
	(78)	(8)
Earnings (loss) before income taxes	(175)	(52)
Income tax (expense) benefit	17	14
Net earnings (loss)	$(158)	(38)

Adjusted OIBDA	$(29)	35

Revenue. Tripadvisor’s Hotels, Media & Platform revenue decreased $81 million during the three months ended March 31, 2021, when compared to the same period in the prior year. The decrease in Hotels, Media & Platform revenue is detailed as follows:

	Three months ended
	March 31,
	2021	2020

	amounts in millions
TripAdvisor-branded hotels	$74	137
TripAdvisor-branded display and platform	14	32
Total Hotels, Media & Platform	$88	169

Tripadvisor-branded hotels revenue primarily includes hotel auction revenue, and to a lesser extent hotel B2B revenue, which includes click-based revenue generated from hotel sponsored placements advertising that enable hotels to enhance their visibility on Tripadvisor’s hotel pages, and subscription-based advertising services that are offered to travel partners. For the three months ended March 31, 2021 and 2020, 84% and 81%, respectively, of Tripadvisor’s Hotels, Media & Platform segment revenue was derived from Tripadvisor-branded hotels revenue. Tripadvisor-branded hotels revenue decreased $63 million or 46% during the three months ended March 31, 2021, when compared to the same period in 2020.  This decrease was primarily driven by reduced consumer demand as a result of COVID-19, concurrent with widespread travel restrictions and service limitations on Tripadvisor’s travel partners imposed by local and federal governments at various stages and degrees, beginning during the first quarter of 2020, and continuing through the first quarter of 2021 in response to the pandemic.  Impacts have been particularly adverse in Europe, where reinstated lockdowns, beginning in the fourth quarter of 2020, aimed to mitigate the spread of the virus have significantly impacted consumer demand for travel and hospitality-related activity, while Tripadvisor’s U.S. market showed improvement in the latter part of the first quarter of 2021, as discussed above.

Tripadvisor-branded display-based advertising revenue decreased $18 million or 56% during the three months ended March 31, 2021, when compared to the same period in 2020, primarily driven by a decrease in marketing spend from Tripadvisor’s advertisers due to lack of consumer demand resulting from the impact of COVID-19, as described above.

Experiences & Dining segment revenue decreased $55 million or 66% during the three months ended March 31, 2021, when compared to the same period in 2020. Since the first quarter of 2020, this segment’s revenue has been negatively impacted by a significant reduction in consumer demand due to the COVID-19 pandemic, which has reduced consumer willingness to research, purchase, and consume travel and leisure activities. Impacts have also been driven by a wide variety of government-instituted actions and restrictions around the globe aimed at limiting the spread of the virus, which have limited consumer access to experience offerings and restaurants. For instance, during the first quarter of 2021, restaurants in most of the European countries in which Tripadvisor’s Dining business operates were ordered to remain closed. In Tripadvisor’s Experiences offering, first quarter 2021 activity was largely limited to U.S. consumers making domestic bookings. However, U.S. trends improved as the quarter progressed, which Tripadvisor believes is due to vaccination progress in that market. In March 2021, for example, Tripadvisor’s U.S. point-of-sale bookings reached 50% of the comparable period in 2019, whereas in both the months of January and February 2021, U.S. point-of-sale bookings were approximately 30% of the comparable periods in 2019.

Corporate and other revenue, which primarily includes rentals revenue, in addition to primarily click-based advertising and display-based advertising revenue from flights, cars, and cruise offerings on Tripadvisor websites, decreased $19 million during the three months ended March 31, 2021, when compared to the same period in 2020, primarily due to decreased consumer demand and subsequently reduced travel partner spend, similar to Tripadvisor’s other businesses, as a result of COVID-19, and subsequent widespread global travel restrictions and service limitations on travel partners imposed by local and federal governments at various stages and degrees beginning during the first quarter of 2020 and continuing through the first quarter of 2021 in response to the pandemic and, to a lesser extent, the sale of Tripadvisor’s SmarterTravel business during the second quarter of 2020.

Operating expense. Operating expense decreased $22 million for the three months ended March 31, 2021, compared to the same period in the prior year. The decrease was due to a decrease in technology and content costs of $15 million during the three months ended March 31, 2021, when compared to the same period in the prior year, primarily due to decreased personnel and overhead costs across Tripadvisor’s business as a result of reduction in headcount driven by cost-reduction measures in response to COVID-19 across Tripadvisor’s business. In addition, cost of revenue decreased $7 million for the three months ended March 31, 2021, compared to the same period in the prior year, primarily due to decreased direct costs from credit card payment and other revenue-related transaction costs in the Experiences & Dining segment in correlation with the reduction in revenue related to COVID-19, and to a lesser extent a decrease in personnel and overhead costs as a result of a reduction in headcount related to Tripadvisor’s cost-reduction measures across its business in response to COVID-19.

Selling, general and administrative. Selling, general and administrative expense decreased $69 million for the three months ended March 31, 2021, compared to the same period in the prior year. The most significant driver of selling, general and administrative expense is selling and marketing costs, which consist of direct selling and marketing costs and indirect costs, such as personnel and overhead. Direct selling and marketing costs decreased $52 million during the three months ended March 31, 2021, when compared to the same period in 2020, primarily due to a decrease in search engine marketing (“SEM”) and other online traffic acquisition costs across all of Tripadvisor’s segments and businesses, and to a lesser extent a decrease in television advertising costs, driven by cost reduction measures primarily in response to the financial impact to Tripadvisor and due to a decline in consumer demand caused by COVID-19. In addition, personnel and overhead costs decreased during the three months ended March 31, 2021, when compared to the same period in 2020, primarily as a result of a reduction in headcount related to Tripadvisor’s cost-reduction measures across its business in response to COVID-19.

Restructuring and other related reorganization costs. Restructuring and other related reorganization costs decreased $9 million during the three months ended March 31, 2021, when compared to the same period in 2020, primarily due to restructuring actions taken by Tripadvisor in the first quarter of 2020 to reduce its cost structure and improve its operational efficiencies, including headcount reduction. No further restructuring costs were incurred during the three months ended March 31, 2021.

Operating Income (Loss).  Our consolidated operating income decreased $53 million during the three months ended March 31, 2021, when compared to the same period in the prior year. Operating income was impacted by the above explanations.

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

	Three months ended
	March 31,
	2021	2020

	amounts in millions
Operating income (loss)	$(97)	(44)
Stock-based compensation	30	27
Depreciation and amortization	38	43
Restructuring charges	—	9
Adjusted OIBDA	$(29)	35

Adjusted OIBDA is summarized as follows:

	Three months ended
	March 31,
	2021	2020

	amounts in millions
Adjusted OIBDA
Hotels, Media & Platform	$(3)	53
Experiences & Dining	(24)	(19)
Corporate and other	(2)	1
Consolidated TripCo	$(29)	35

Consolidated Adjusted OIBDA decreased $64 million during the three months ended March 31, 2021, when compared to the same period in the prior year.  Hotels, Media & Platform Adjusted OIBDA decreased $56 million during the three months ended March 31, 2021, when compared to the same period in the prior year. This was primarily due to a decrease in revenue, as noted above, partially offset by reductions in direct selling and marketing expenses related to SEM and other online paid traffic acquisition costs in response to a decline in consumer demand related to COVID-19, a reduction in headcount related to Tripadvisor’s cost-reduction measures in response to COVID-19, and to a lesser extent, lower television advertising costs.

Experiences & Dining Adjusted OIBDA decreased $5 million or 26% during the three months ended March 31, 2021, when compared to the corresponding period in the prior year, primarily due to a decrease in revenue, as noted above, partially offset by a reduction in personnel costs as a result of workforce reductions related to Tripadvisor’s cost-reduction measures in response to COVID-19, reduced selling and marketing expenses related to SEM and other online paid traffic acquisition costs, in response to continued reduced consumer demand and lack of, or reduced, availability of dine-in restaurants, experiences and tours, albeit unevenly during the course of the first quarter of 2021 as a result of COVID-19, and, to a lesser extent, decreased direct costs related to credit card payments and other transaction costs directly related to reduced revenue, and also lower television advertising costs.

Corporate and other Adjusted OIBDA decreased $2 million during the three months ended March 31, 2021, when compared to the same period in 2020. This decrease was primarily due to the decrease in revenue, as noted above, partially offset primarily by a reduction in personnel costs as a result of workforce reductions related to Tripadvisor’s cost-reduction measures in response to COVID-19, as well as reductions in selling and marketing expenses related to SEM and other online paid traffic acquisition costs in response to a decline in consumer demand due to COVID-19. Corporate and other Adjusted OIBDA also includes $5 million and $4 million of TripCo level selling, general and administrative expenses for the three months ended March 31, 2021 and 2020, respectively. TripCo corporate level expenses for the three months ended March 31, 2021 were higher due to increased stock compensation expense as well as legal fees.

Other Income and Expense

Components of Other income (expense) are presented in the table below.

	Three months ended
	March 31,
	2021	2020

	amounts in millions
Interest expense
Tripadvisor	$(11)	(2)
Corporate	—	(5)
Consolidated TripCo	$(11)	(7)
Realized and unrealized gains (losses) on financial instruments, net
Tripadvisor	$—	1
Corporate	(65)	1
Consolidated TripCo	$(65)	2
Other, net
Tripadvisor	$(2)	1
Corporate	—	(4)
Consolidated TripCo	$(2)	(3)

Interest expense.  Interest expense increased $4 million for the three months ended March 31, 2021, when compared to the same period in the prior year due to Tripadvisor’s issuance of the 2025 Senior Notes (as defined in note 5 of the accompanying condensed consolidated financial statements) in 2020.

Realized and unrealized gains (losses) on financial instruments, net. Realized and unrealized losses on financial instruments, net increased $67 million for the three months ended March 31, 2021, compared to the same period in the prior year.  The increase was primarily the result of unrealized losses of $55 million related to the VPF (described and defined in note 4 to the accompanying condensed consolidated financial statements), and unrealized losses on the TripCo Exchangeable Senior Debentures due 2051 of $10 million.

Other, net.  Other, net expense decreased $1 million for the three months ended March 31, 2021, when compared to the same period in the prior year.  The decrease for the three months ended March 31, 2021 was primarily driven by the loss on early extinguishment of debt due to the mandatory prepayment of the TripCo margin loan during the three months ended March 31, 2020, and no similar loss in the current year.

Income taxes.  During the three months ended March 31, 2021 and 2020, we had losses before income taxes of $175 million and losses before income taxes of $52 million, respectively, and we had income tax benefit of $17 million and $14 million, respectively. For the three months ended March 31, 2021, the Company recognized additional tax expense related to an increase in the valuation allowance against certain deferred tax assets, partially offset by tax benefits related to state income taxes and earnings in foreign jurisdictions taxed at a rate lower than the U.S. federal tax rate of 21%.  For the three months ended March 31, 2020, the Company recognized additional tax benefit related to losses generated in 2020 that are eligible for carryback to tax years with federal income tax rates greater than the U.S. statutory tax rate of 21%.

Net earnings (loss).  We had net loss of $158 million and net loss of $38 million for the three months ended March 31, 2021 and 2020, respectively. The change in net earnings was the result of the above described fluctuations in our revenue and expenses.

Liquidity and Capital Resources

As of March 31, 2021, substantially all of our cash and cash equivalents consist of cash on hand in global financial institutions, money market funds and marketable securities with maturities of 90 days or less at the date of purchase.

The following are potential sources of liquidity: available cash balances, proceeds from asset sales, monetization of our investments, outstanding or anticipated debt facilities, debt and equity issuances, and dividend and interest receipts.

As of March 31, 2021, TripCo had a cash balance of $720 million. Approximately $674 million of the cash balance, at March 31, 2021, is held at Tripadvisor. Although TripCo has a 57% voting interest in Tripadvisor, Tripadvisor is a separate public company with a significant non-controlling interest, as TripCo has only a 21% economic interest in Tripadvisor. Even though TripCo controls Tripadvisor through its voting interest and board representation, decision making with respect to using Tripadvisor’s cash balances must consider Tripadvisor’s minority holders. Accordingly, any potential distributions of cash from Tripadvisor to TripCo would generally be on a pro rata basis based on economic ownership interests. Covenants in Tripadvisor’s debt instruments also restrict the payment of dividends and cash distributions to stockholders. Approximately $82 million of the Tripadvisor cash and cash equivalents balance is held by foreign subsidiaries, with approximately 44% located in the United Kingdom.  As of March 31, 2021, the significant majority of Tripadvisor’s cash was denominated in U.S. dollars. As of March 31, 2021, Tripadvisor had $442 million of cumulative undistributed earnings in foreign subsidiaries.  As a result of the Tax Act, foreign earnings may now generally be repatriated back to the U.S. without incurring U.S. federal income tax.  See the Company’s Form 10-K for the year ended December 31, 2020 for additional information.

2015 Credit Facility

As of March 31, 2021, Tripadvisor is party to a credit agreement with a group of lenders, initially entered in June 2015 (as amended, the “Credit Agreement”), which, among other things, provides for a $500 million revolving credit facility (the “2015 Credit Facility”) with a maturity date of May 12, 2024. As of March 31, 2021 and December 31, 2020, Tripadvisor had no outstanding borrowings and was in compliance with its covenants under the 2015 Credit Facility. While there can be no assurance that Tripadvisor will be able to meet the leverage ratio covenant after the Leverage Covenant Holiday (as defined in note 5 of the accompanying condensed consolidated financial statements) expires, based on its current projections, Tripadvisor does not believe there is a material risk it will not remain in compliance throughout the next twelve months.

	Three months ended
	March 31,
	2021	2020

	amounts in millions
Cash flow information
Tripadvisor cash provided (used) by operating activities	$(19)	(70)
Corporate cash provided (used) by operating activities	(1)	(12)
Net cash provided (used) by operating activities	$(20)	(82)

Tripadvisor cash provided (used) by investing activities	$(10)	(20)
Corporate cash provided (used) by investing activities	—	—
Net cash provided (used) by investing activities	$(10)	(20)

Tripadvisor cash provided (used) by financing activities	$287	570
Corporate cash provided (used) by financing activities	42	4
Net cash provided (used) by financing activities	$329	574

During the three months ended March 31, 2021, TripCo’s primary source of cash was $300 million of debt borrowings, partially offset by $252 million related to the repurchase of 39% of the outstanding Series A Preferred Stock, and $23 million related to payments of withholding taxes on net share settlement of equity awards.  Tripadvisor’s primary source of cash was $345 million of debt borrowings, partially offset by $35 million for payments related to its Capped Calls (defined and described in note 5 of the accompanying condensed consolidated financial statements).

The projected use of TripCo’s corporate cash will primarily be to pay fees (not expected to exceed approximately $4 million annually) to Liberty Media Corporation (“Liberty Media”) for providing certain services pursuant to the services agreement and the facilities sharing agreement that TripCo entered into with Liberty Media or its subsidiaries, payment of dividends on the Series A Preferred Stock (unless added to the liquidation preference or paid in shares of Series A common stock of TripCo), interest expense on the Debentures, and to pay any other corporate level expenses. Debt service costs accrue on the variable prepaid forward borrowing described in note 5 to the accompanying condensed consolidated financial statements. At maturity, the accreted loan amount due under the variable prepaid forward will be approximately $42 million. A number of options are available to satisfy the liability as discussed above in potential sources of liquidity.

Tripadvisor believes that its available cash and cash equivalents will be sufficient to fund Tripadvisor’s foreseeable working capital requirements, capital expenditures, existing business growth initiatives, debt and interest obligations, lease commitments and other financial commitments through at least the next twelve months. Tripadvisor’s future capital requirements may also include capital needs for acquisitions, and/or other expenditures in support of its business strategy, and may potentially reduce Tripadvisor’s cash balance and/or increase its borrowings under its 2015 Credit Facility or to seek other financing alternatives. In addition, Tripadvisor’s capital requirements may increase due to the impact of the COVID-19 pandemic which has already resulted in reduced revenue and operating cash flows for Tripadvisor, and the extent and duration to which it may continue to impact Tripadvisor’s business remains unclear. Given the continued uncertainty in the changing market and economic conditions related to the COVID-19 pandemic, Tripadvisor will continue to evaluate the nature and extent of the impact to its liquidity and capital requirements, and therefore its capital structure.

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

We are exposed to changes in interest rates primarily as a result of our borrowing and investment activities, which include investments in fixed and floating rate debt instruments and borrowings used to maintain liquidity and to fund business operations. The nature and amount of our long-term and short-term debt are expected to vary as a result of future requirements, market conditions and other factors. We expect to manage our exposure to interest rates by maintaining what we believe is an appropriate mix of fixed and variable rate debt. We believe this best protects us from interest rate risk. We expect to achieve this mix by (i) issuing fixed rate debt that we believe has a low stated interest rate and significant term to maturity, (ii) issuing variable rate debt with appropriate maturities and interest rates, and (iii) entering into interest rate swap arrangements when we deem appropriate. As of March 31, 2021, our debt is comprised of the following amounts:

	Variable rate debt		Fixed rate debt
	Principal	Weighted avg	Principal	Weighted avg
	amount	interest rate	amount	interest rate

	amount in millions
Tripadvisor	$—	NA	845	4.2%
TripCo debt	$ NA	NA	341	0.6%

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

Item 4. Controls and Procedures.

In accordance with Rules 13a-15 and 15d-15 under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), the Company carried out an evaluation, under the supervision and with the participation of management, including its chief executive officer and its principal accounting and financial officer (the "Executives"), of the effectiveness of its disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, the Executives concluded that the Company's disclosure controls and procedures were effective as of March 31, 2021 to provide reasonable assurance that information required to be disclosed in its reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms.

There has been no change in the Company's internal control over financial reporting that occurred during the three months ended March 31, 2021 that has materially affected, or is reasonably likely to materially affect, its internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 1A. Risk Factors

Except as discussed below, there have been no material changes in the Company's risk factors from those disclosed in Part I, Item 1A. Risk Factors of its Annual Report on Form 10-K for the year ended December 31, 2020.

Risk Factors Relating to Our Corporate History and Structure

We are a holding company, and we could be unable in the future to obtain cash in amounts sufficient to service our financial obligations or meet our other commitments. Our ability to meet our financial obligations and other contractual commitments, including debt service payments under the Debentures (as defined below) and any other indebtedness that we may obtain in the future, depends upon our ability to access cash. We are a holding company, and our sources of cash include our available cash balances, any dividends and interest we may receive from our investments and proceeds from any asset sales we may undertake in the future. We currently have no plans with respect to any asset sales. The ability of Tripadvisor to pay dividends or to make other payments or advances to us depends on its operating results and any statutory, regulatory or contractual restrictions to which it may be or may become subject.

Our company may have future capital needs and may not be able to obtain additional financing, or refinance our existing indebtedness, on acceptable terms.  187,414 shares of Series A Preferred Stock are currently outstanding and held by Certares (as defined below), with a redemption value, as of March 22, 2021, of approximately $509 million, which we are required to redeem for cash on the earlier of (i) the first business day after March 26, 2025, or (ii) subject to certain exceptions, our change in control. Beginning on March 27, 2024, we have the option, from time to time, to call and repurchase any and all of the outstanding Preferred Stock for cash.  Our cash reserves may be insufficient to satisfy our obligation to redeem the Preferred Stock.

As of March 31, 2021, TripCo had approximately $341 million principal amount of debt outstanding, consisting of $300 million outstanding under our 0.50% Exchangeable Senior Debentures due 2051 (the "Debentures"), and $41 million outstanding under the VPF (defined in note 4 of the accompanying condensed consolidated financial statements).

Although Tripadvisor has substantial cash flow from operations, we have limited sources of cash and liquidity. Our cash balance is expected to enable us to fund our parent level operating expenses for the foreseeable future; however, we cannot assure you that we will not experience unexpected expenses or that we will have sufficient liquidity to fund our operations and service our debt and other obligations during the foreseeable future. For additional information about our company’s ability to potentially service our direct debt obligations, see “We are a holding company, and we could be unable in the future to obtain cash in amounts sufficient to service our financial obligations or meet our other commitments” above and “We do not have access to the cash that Tripadvisor generates from its operating activities” in Part I, Item 1A. Risk Factors of our Annual Report on Form 10-K for the year ended December 31, 2020.

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

Our Series A Preferred Stock has rights, preferences and privileges that are not held by, and are preferential to, the rights of our common stockholders, which could adversely affect our liquidity and financial condition and result in the interests of Certares (as defined below) differing from those of our common stockholders. On March 15, 2020, we entered into an Investment Agreement (the “Investment Agreement”) with Certares Holdings LLC, Certares Holdings (Blockable) LLC, and Certares, Holdings (Optional) LLC  (collectively, “Certares”). Pursuant to the Investment Agreement, we sold Certares 325,000 shares of Series A Preferred Stock, for a purchase price of $1,000 per share. As of April 6, 2021, pursuant to private transactions with Certares under a stock repurchase agreement dated March 22, 2021, we have repurchased a total of 137,586 shares of Series A Preferred Stock for approximately $281 million in cash from a portion of the net proceeds from the offering of the Debentures and approximately $92 million aggregate value of TRIP common stock.  As a holder of our Series A Preferred Stock, Certares is entitled to receive:

●	dividends, in preference and priority to holders of our common stock, which will accrue on a daily basis at the rate of 8.00% of the liquidation value of the Series A Preferred Stock. The liquidation value of each share of Series A Preferred Stock is equal to the sum of (i) $1,000, plus (ii) all unpaid dividends (whether or not declared) accrued with respect to such share which pursuant to the terms of the related Certificate of Designations has been added to the liquidation price (the “Liquidation Price"); and
●	in the event of our liquidation, dissolution or winding up, before any payment or distribution is made to holders of our common stock, an amount equal to the Liquidation Price for each share of Series A Preferred Stock held plus all unpaid dividends (whether or not declared) on such share.

As discussed above, we are required to redeem the Series A Preferred Stock for cash on the earlier of the first business day after March 26, 2025 or, subject to certain exceptions, our change in control, and we have the option, from time to time beginning on March 27, 2024, to call and repurchase any and all of the outstanding Series A Preferred Stock for cash.

These dividend obligations, call right and share repurchase obligations could impact our liquidity and reduce the amount of cash flows available for working capital, capital expenditures, growth opportunities, acquisitions and other general corporate purposes and could limit our ability to obtain additional financing or increase our borrowing costs, which could have an adverse effect on our financial condition.

Holders of Series A Preferred Stock have certain redemption rights. We may not be able to raise the funds necessary to finance such a redemption.  We are required to redeem for cash shares of Series A Preferred Stock on the earlier of (i) the first business day after March 26, 2025 or (ii) subject to certain exceptions, our change in control. The “Redemption Price” in a mandatory redemption will equal the greater of (i) the sum of the liquidation value on the redemption date, plus all unpaid dividends accrued since the last dividend date, and (ii) the product of the (x) initial liquidation value, multiplied by (y) an accretion factor (determined based on a formula set forth in the related Certificate of Designations) with respect to the common stock of Tripadvisor, less (z) the aggregate amount of all dividends paid in cash or shares of our Series A or Series C common stock from March 26, 2020 through the applicable redemption date.

It is possible that we would not have sufficient funds to make any required redemption of Preferred Stock. Moreover, we may not be able to arrange financing to pay the Redemption Price.

Tripadvisor is subject to risks relating to its 2026 Convertible Senior Notes. During the first quarter of 2021, Tripadvisor and TripCo adopted new accounting guidance issued by the FASB which simplifies the accounting for convertible debt instruments by reducing the number of accounting models and the number of embedded conversion features that could be recognized separately from the primary contract. The new accounting guidance requires a convertible debt instrument to be accounted for as a single liability measured at its amortized cost, as long as no other features require bifurcation and recognition as derivatives. The new accounting guidance, among other things, requires an entity to use the if-converted method in the diluted earnings per share calculation for convertible instruments. Under the if-converted method, diluted earnings per share would generally be calculated assuming that all the notes were exchanged solely into shares of common stock at the beginning of the reporting period, unless the result would be anti-dilutive. The application of the if-converted method may reduce Tripadvisor’s reported diluted earnings per share, if any.

Furthermore, if any of the conditions to the conversion of the 2026 Convertible Senior Notes is satisfied, then Tripadvisor may be required under applicable accounting standards to reclassify the liability carrying value of the 2026 Convertible Senior Notes as a current, rather than a long-term, liability. This reclassification could be required even if no noteholders exchange their 2026 Convertible Senior Notes and could materially reduce Tripadvisor’s reported working capital.

Holders of the 2026 Convertible Senior Notes may convert the 2026 Convertible Senior Notes after the occurrence of certain dates or events. Refer to note 5 in the accompanying condensed consolidated financial statements in Item 1 in this Quarterly Report on Form 10-Q for further information on the 2026 Convertible Senior Notes. Settlement of the 2026 Convertible Senior Notes could adversely affect Tripadvisor’s liquidity.

Tripadvisor is subject to risks relating to the Capped Calls. In connection with the 2026 Convertible Senior Notes, Tripadvisor entered into privately negotiated Capped Calls to reduce potential dilution to its common stock and/or offset cash payments it must make in excess of the principal amount, in each case, upon any conversion of 2026 Convertible Senior Notes, with such offset subject to a cap.

Tripadvisor is subject to the risk that one or more of the hedge counterparties may default under the Capped Calls. If any of the hedge counterparties become subject to insolvency proceedings, Tripadvisor will become an unsecured creditor with a claim equal to its exposure at that time under its transactions with such counterparties. Tripadvisor’s exposure will depend on many factors but, generally, the increase in its exposure will be correlated to the increase in the market price and in the volatility of its common stock. In addition, upon a default by a hedge counterparty, Tripadvisor may suffer adverse tax consequences and more dilution than it currently anticipates with respect to its common stock.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

No shares of Liberty TripAdvisor Holdings, Inc. Series A common stock or Series B common stock were surrendered by our officers and employees to pay withholding taxes and other deductions in connection with the vesting or exercise of restricted stock, restricted stock units or options during the three months ended March 31, 2021.

Item 6. Exhibits

(a)	Exhibits

Listed below are the exhibits which are filed as a part of this Report (according to the number assigned to them in Item 601 of Regulation S-K):

Exhibit No.	Name
3.1

Certificate of Retirement of 8% Series A Cumulative Redeemable Preferred Stock of Liberty TripAdvisor Holdings, Inc. (incorporated by reference to Exhibit 3.1 to the Registrant's Current Report on Form 8-K filed with the Securities and Exchange Commission on April 6, 2021 (File No. 001-36603)).

4.1

Stock Repurchase Agreement, dated as of March 22, 2021, by and between Liberty TripAdvisor Holdings, Inc. and Certares LTRIP LLC (incorporated by reference to Exhibit 7(f) to Amendment No. 4 to the Registrant’s Schedule 13D in respect of common stock of Tripadvisor, Inc. filed with the Securities and Exchange Commission on March 24, 2021 (File No. 001-36603)).

10.1	Form of Performance-Based Restricted Stock Units Agreement under the Liberty TripAdvisor Holdings, Inc. 2019 Omnibus Incentive Plan for certain officers.*
31.1	Rule 13a-14(a)/15d-14(a) Certification*
31.2	Rule 13a-14(a)/15d-14(a) Certification*
32	Section 1350 Certification**
101.INS	Inline XBRL Instance Document* - The instance document does not appear in the interactive data file because its XBRL tags are embedded within the inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document*
101.CAL	Inline XBRL Taxonomy Calculation Linkbase Document*
101.LAB	Inline XBRL Taxonomy Label Linkbase Document*
101.PRE	Inline XBRL Taxonomy Presentation Linkbase Document*
101.DEF	Inline XBRL Taxonomy Definition Document*
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)*

* Filed herewith

** Furnished herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LIBERTY TRIPADVISOR HOLDINGS, INC.

Date: May 7, 2021	By:	/s/ GREGORY B. MAFFEI
Gregory B. Maffei Chairman, President and Chief Executive Officer

Date: May 7, 2021	By:	/s/ BRIAN J. WENDLING
Brian J. Wendling Senior Vice President and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)