Form 10-Q
period 2021-06-30
Liberty TripAdvisor Holdings, Inc.
filed 2021-08-05
CIK 1606745

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2021

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

Indicate by check mark whether the registrant is a shell company as defined in Rule 12b-2 of the Exchange Act. Yes ☐  No ☒

The number of outstanding shares of Liberty TripAdvisor Holdings, Inc. common stock as of July 31, 2021 was:

	Series A	Series B
Liberty TripAdvisor Holdings, Inc. common stock	72,290,228	3,216,047

Part I – Financial Information

LIBERTY TRIPADVISOR HOLDINGS, INC.

Condensed Consolidated Balance Sheets

(unaudited)

	June 30,	December 31,
	2021	2020

	amounts in millions
Assets
Current assets:
Cash and cash equivalents	$818	423
Accounts receivable and contract assets, net of allowance for credit losses of $35 million and $33 million, respectively	159	83
Income taxes receivable	47	50
Other current assets	25	23
Total current assets	1,049	579
Property and equipment, net	123	132
Intangible assets not subject to amortization:
Goodwill	2,233	2,240
Trademarks	731	732
	2,964	2,972
Intangible assets subject to amortization, net	166	202
Other assets, at cost, net of accumulated amortization	192	201
Total assets	$4,494	4,086

(continued)

See accompanying notes to condensed consolidated financial statements.

LIBERTY TRIPADVISOR HOLDINGS, INC.

Condensed Consolidated Balance Sheets (Continued)

(unaudited)

	June 30,	December 31,
	2021	2020

	amounts in millions
Liabilities and Equity
Current liabilities:
Deferred merchant and other payables	$188	54
Deferred revenue	49	28
Accrued liabilities and other current liabilities	207	160
Total current liabilities	444	242
Long-term debt, including $291 million measured at fair value (note 5)	1,164	532
Deferred income tax liabilities	141	180
Financial instrument liabilities (note 4)	203	14
Preferred stock liability (note 6)	203	—
Other liabilities	332	339
Total liabilities	2,487	1,307
Redeemable preferred stock, $.01 par value. Authorized shares 50,000,000; issued and outstanding 187,414 shares at June 30, 2021 and 325,000 shares at December 31, 2020 (note 6)	—	472
Equity:
Series A common stock, $.01 par value. Authorized 200,000,000 shares; issued and outstanding 72,290,228 shares at June 30, 2021 and 72,227,256 at December 31, 2020	1	1
Series B common stock, $.01 par value. Authorized shares 7,500,000; issued and outstanding 3,216,047 shares at June 30, 2021 and 2,973,665 December 31, 2020	—	—
Series C common stock, $.01 par value. Authorized 200,000,000 shares; no shares issued.	—	—
Additional paid-in capital	290	257
Accumulated other comprehensive earnings (loss), net of taxes	(17)	(23)
Retained earnings	(585)	(278)
Total stockholders' equity	(311)	(43)
Noncontrolling interests in equity of subsidiaries	2,318	2,350
Total equity	2,007	2,307
Commitments and contingencies (note 8)
Total liabilities, redeemable preferred stock and equity	$4,494	4,086

See accompanying notes to condensed consolidated financial statements.

LIBERTY TRIPADVISOR HOLDINGS, INC.

Condensed Consolidated Statements of Operations

(unaudited)

	Three months ended		Six months ended
	June 30,		June 30,
	2021	2020	2021	2020

	amounts in millions, except
	per share amounts
Total revenue, net	$235	59	358	337
Operating costs and expenses:
Operating expense, including stock-based compensation (note 2)	73	61	140	149
Selling, general and administrative, including stock-based compensation (note 2)	173	99	288	281
Depreciation and amortization	38	42	76	85
Restructuring and other related reorganization costs	—	33	—	42
Impairment of goodwill and intangible assets	—	547	—	547
	284	782	504	1,104
Operating income (loss)	(49)	(723)	(146)	(767)
Other income (expense):
Interest expense	(16)	(7)	(27)	(14)
Realized and unrealized gains (losses) on financial instruments, net	172	(2)	107	—
Other, net	1	(22)	(1)	(25)
	157	(31)	79	(39)
Earnings (loss) before income taxes	108	(754)	(67)	(806)
Income tax (expense) benefit	6	89	23	103
Net earnings (loss)	114	(665)	(44)	(703)
Less net earnings (loss) attributable to noncontrolling interests	(39)	(501)	(107)	(520)
Net earnings (loss) attributable to Liberty TripAdvisor Holdings, Inc. shareholders	$153	(164)	63	(183)

Net earnings (loss) available to common shareholders (note 3)	$153	(188)	(307)	(213)

Basic net earnings (loss) attributable to Series A and Series B Liberty TripAdvisor Holdings, Inc. shareholders per common share (note 3):	$2.01	(2.51)	(4.09)	(2.84)
Diluted net earnings (loss) attributable to Series A and Series B Liberty TripAdvisor Holdings, Inc. shareholders per common share (note 3):	$1.96	(2.51)	(4.09)	(2.84)

See accompanying notes to condensed consolidated financial statements.

LIBERTY TRIPADVISOR HOLDINGS, INC.

Condensed Consolidated Statements of Comprehensive Earnings (Loss)

(unaudited)

	Three months ended		Six months ended
	June 30,		June 30,
	2021	2020	2021	2020

	amounts in millions
Net earnings (loss)	$114	(665)	(44)	(703)
Other comprehensive earnings (loss), net of taxes:
Foreign currency translation adjustments	3	13	(9)	(14)
Credit risk on fair value debt instruments gains (losses)	4	—	8	—
Reclassification adjustment for net losses included in net income	—	1	—	1
Other comprehensive earnings (loss)	7	14	(1)	(13)
Comprehensive earnings (loss)	121	(651)	(45)	(716)
Less comprehensive earnings (loss) attributable to the noncontrolling interests	(36)	(490)	(114)	(530)
Comprehensive earnings (loss) attributable to Liberty TripAdvisor Holdings, Inc. shareholders	$157	(161)	69	(186)

See accompanying notes to condensed consolidated financial statements.

LIBERTY TRIPADVISOR HOLDINGS, INC.

Condensed Consolidated Statements of Cash Flows

(unaudited)

	Six months ended
	June 30,
	2021	2020

	amounts in millions
Cash flows from operating activities:
Net earnings (loss)	$(44)	(703)
Adjustments to reconcile net earnings (loss) to net cash provided by operating activities
Depreciation and amortization	76	85
Stock-based compensation	63	52
Realized and unrealized (gains) losses on financial instruments, net	(107)	—
Impairment of goodwill and intangible assets	—	547
Deferred income tax expense (benefit)	(29)	(59)
Other charges (credits), net	(10)	31
Changes in operating assets and liabilities
Current and other assets	(57)	71
Payables and other liabilities	209	(187)
Net cash provided (used) by operating activities	101	(163)
Cash flows from investing activities:
Capital expended for property and equipment, including internal-use software and website development	(25)	(36)
Other investing activities, net	(1)	1
Net cash provided (used) by investing activities	(26)	(35)
Cash flows from financing activities:
Borrowings of debt	675	740
Repayments of debt	—	(352)
Repurchase of Series A Preferred Stock	(281)	—
Shares repurchased by subsidiary	—	(115)
Payment of withholding taxes on net share settlements of equity awards	(29)	(17)
Issuance of redeemable preferred stock	—	325
Subsidiary purchase of capped calls	(35)	—
Other financing activities, net	(6)	(15)
Net cash provided (used) by financing activities	324	566
Effect of foreign currency exchange rates on cash, cash equivalents and restricted cash	(4)	—
Net increase (decrease) in cash, cash equivalents and restricted cash	395	368
Cash, cash equivalents and restricted cash at beginning of period	423	341
Cash, cash equivalents and restricted cash at end of period	$818	709

See accompanying notes to condensed consolidated financial statements.

LIBERTY TRIPADVISOR HOLDINGS, INC.

Condensed Consolidated Statements of Equity

(unaudited)

	Stockholders' equity

					Accumulated		Noncontrolling
				Additional	other		interest in
	Common Stock			paid-in	comprehensive	Retained	equity of	Total
	Series A	Series B	Series C	capital	earnings (loss)	earnings	subsidiaries	equity

	amounts in millions
Balance at January 1, 2021	$1	—	—	257	(23)	(278)	2,350	2,307
Net earnings (loss)	—	—	—	—	—	63	(107)	(44)
Other comprehensive earnings (loss)	—	—	—	—	6	—	(7)	(1)
Stock-based compensation	—	—	—	17	—	—	53	70
Withholding taxes on net share settlements of stock-based compensation	—	—	—	(29)	—	—	—	(29)
Shares issued by subsidiary	—	—	—	(7)	—	—	15	8
Preferred stock adjustment (note 6)	—	—	—	—	—	(370)	—	(370)
Subsidiary purchase of capped calls, net of tax (note 5)	—	—	—	(6)	—	—	(20)	(26)
Preferred stock repurchased with subsidiary shares (note 6)	—	—	—	58	—	—	34	92
Balance at June 30, 2021	$1	—	—	290	(17)	(585)	2,318	2,007

	Stockholders' equity

					Accumulated		Noncontrolling
				Additional	other		interest in
	Common Stock			paid-in	comprehensive	Retained	equity of	Total
	Series A	Series B	Series C	capital	earnings (loss)	earnings	subsidiaries	equity

	amounts in millions
Balance at March 31, 2021	$1	—	—	289	(21)	(738)	2,324	1,855
Net earnings (loss)	—	—	—	—	—	153	(39)	114
Other comprehensive earnings (loss)	—	—	—	—	4	—	3	7
Stock-based compensation	—	—	—	8	—	—	28	36
Withholding taxes on net share settlements of stock-based compensation	—	—	—	(6)	—	—	—	(6)
Shares issued by subsidiary	—	—	—	(1)	—	—	2	1
Balance at June 30, 2021	$1	—	—	290	(17)	(585)	2,318	2,007

	Stockholders' equity

					Accumulated		Noncontrolling
				Additional	other		interest in
	Common Stock			paid-in	comprehensive	Retained	equity of	Total
	Series A	Series B	Series C	capital	earnings (loss)	earnings	subsidiaries	equity

	amounts in millions
Balance at January 1, 2020	$1	—	—	237	(29)	111	2,981	3,301
Net earnings (loss)	—	—	—	—	—	(183)	(520)	(703)
Other comprehensive earnings (loss)	—	—	—	—	(3)	—	(10)	(13)
Stock-based compensation	—	—	—	15	—	—	47	62
Withholding taxes on net share settlements of stock-based compensation	—	—	—	(17)	—	—	—	(17)
Shares repurchased by subsidiary	—	—	—	17	—	—	(132)	(115)
Preferred stock adjustment	—	—	—	—	—	(30)	—	(30)
Other, net	—	—	—	(8)	—	(1)	6	(3)
Balance at June 30, 2020	$1	—	—	244	(32)	(103)	2,372	2,482

	Stockholders' equity

					Accumulated		Noncontrolling
				Additional	other		interest in
	Common Stock			paid-in	comprehensive	Retained	equity of	Total
	Series A	Series B	Series C	capital	earnings (loss)	earnings	subsidiaries	equity

	amounts in millions
Balance at March 31, 2020	$1	—	—	242	(35)	85	2,838	3,131
Net earnings (loss)	—	—	—	—	—	(164)	(501)	(665)
Other comprehensive earnings (loss)	—	—	—	—	3	—	11	14
Stock-based compensation	—	—	—	6	—	—	23	29
Withholding taxes on net share settlements of stock-based compensation	—	—	—	(3)	—	—	—	(3)
Preferred stock adjustment	—	—	—	—	—	(24)	—	(24)
Other, net	—	—	—	(1)	—	—	1	—
Balance at June 30, 2020	$1	—	—	244	(32)	(103)	2,372	2,482

See accompanying notes to condensed consolidated financial statements

LIBERTY TRIPADVISOR HOLDINGS, INC.

Notes to Condensed Consolidated Financial Statements

(unaudited)

(1) Basis of Presentation

The accompanying condensed consolidated financial statements include the accounts of Liberty TripAdvisor Holdings, Inc. and its controlled subsidiaries (collectively, "TripCo," "Consolidated TripCo," the "Company," "we," "us," or “our,” unless the context otherwise requires). TripCo does not have any operations outside of its controlling interest in its subsidiary Tripadvisor, Inc. (“Tripadvisor”). Tripadvisor’s financial performance tends to be seasonally highest in the second and third quarters of a given year, which includes the seasonal peak in consumer demand, traveler hotel and rental stays, and travel activities and experiences taken, compared to the first and fourth quarters, which represent seasonal low points.

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

While we have seen varying degrees of containment of the virus in various countries and positive signs of growing travel demand recovery, the degree of containment and the recovery in travel has varied both region-to-region on a global basis, as well as state-to-state in the U.S. For example, when COVID-19 cases resurged during the fourth quarter of 2020, government restrictions and mandates were reinstated in certain geographies globally. Tripadvisor does not know the future path or rate of global or regional COVID-19 transmission, including various existing COVID-19 variants or any possible future variants, nor does it have visibility into when remaining or reinstated restrictions will be lifted, and where additional restrictions may be implemented or reinstated in the future due to resurgence of the virus. Correspondingly, Tripadvisor still does not have forward-looking visibility into what the long-term impacts may be related to consumer demand for travel, usage patterns on its platform, and travel behavior patterns when all travel bans and other government restrictions and mandates are fully lifted.

In the fourth quarter of 2020, multiple COVID-19 vaccines were approved for widespread distribution throughout various parts of the world, including the United States and in Europe, and in the first quarter of 2021, vaccination distribution programs were initiated around the world. Vaccine programs in Tripadvisor’s largest markets, the U.S. and Europe, appear to be progressing well, and Tripadvisor expects the same for much of the rest of the world. Tripadvisor is encouraged by these developments, however the timing of widespread vaccine distributions, efficacy against new variants

LIBERTY TRIPADVISOR HOLDINGS, INC.

Notes to Condensed Consolidated Financial Statements

(unaudited)

of COVID-19, whether there will be resurgences of the virus and subsequent government restrictions, the extent and effectiveness of containment actions taken, and whether consumers demand for travel and hospitality services will continue to be negatively impacted remain uncertain. Therefore, the continuing extent of the impact of the COVID-19 pandemic on Tripadvisor’s business, results of operations, liquidity and financial condition remains uncertain, and is dependent on future developments that cannot be accurately predicted at this time. Tripadvisor continues to believe the travel, leisure, hospitality, and restaurant industries (collectively, the “travel industry”), and consequently Tripadvisor’s financial results, will continue to be adversely and materially affected while the pandemic continues, new variants emerge, and lingering travel bans and other government restrictions and mandates continue to remain in place or be reinstated, all of which negatively impact consumer demand, sentiment and discretionary spending patterns.

In addition, due to the impact of COVID-19 on Tripadvisor’s business, which led to unfavorable working capital trends and material negative operating cash flow during the year ended December 31, 2020, Tripadvisor did not experience its typical seasonal pattern for revenue and profit during the calendar quarters within the year ended December 31, 2020. Although consumer demand, traveler hotel and rental stays, and travel activities and experiences taken generally remain materially lower than historic levels, these trends have improved during the first half of 2021, particularly in the second quarter of 2021, resulting in increased revenue, working capital and positive operating cash flow more akin to typical historical seasonality trends in the first half of the year. However, it is difficult to predict the seasonality for the upcoming quarters, given the sustained uncertainty related to the continued economic impact of the COVID-19 pandemic, and the ultimate shape and timing of a recovery in Tripadvisor’s key markets. In addition, significant shifts in Tripadvisor’s business mix or adverse economic conditions could result in future seasonal patterns that are different from historical trends.

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

Spin-Off of TripCo from Qurate Retail

During October 2013, the Board of Directors of Liberty Interactive Corporation and its subsidiaries (subsequently renamed Qurate Retail, Inc. (“Qurate Retail”)) authorized a plan to distribute to the stockholders of its then-outstanding Liberty Ventures common stock shares of a wholly-owned subsidiary, TripCo (the “TripCo Spin-Off”). Following the TripCo Spin-Off, Qurate Retail and TripCo operate as separate, publicly traded companies, and neither has any stock ownership, beneficial or otherwise, in the other. In connection with the TripCo Spin-Off, TripCo entered into certain agreements, including the services agreement, the facilities sharing agreement and the tax sharing agreement, with Qurate Retail and/or Liberty Media Corporation (“Liberty Media”) (or certain of their subsidiaries) in order to govern certain of the ongoing relationships between the companies after the TripCo Spin-Off and to provide for an orderly transition.

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

Under these agreements, approximately $1 million was reimbursable to Liberty Media for both of the three months ended June 30, 2021 and 2020, and approximately $2 million was reimbursable to Liberty Media for both of the six months ended June 30, 2021 and 2020.

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

Included in the accompanying condensed consolidated statements of operations are the following amounts of stock-based compensation, the majority of which relates to Tripadvisor as discussed below:

	Three months ended		Six months ended
	June 30,		June 30,
	2021	2020	2021	2020

	amounts in millions
Operating expense	$13	10	25	21
Selling, general and administrative expense	20	15	38	31
	$33	25	63	52

Stock-based compensation expense related to Tripadvisor was $32 million and $25 million for the three months ended June 30, 2021 and 2020, respectively, and $61 million and $51 million for the six months ended June 30, 2021 and 2020, respectively.

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

			Weighted
			average
			remaining	Aggregate
			contractual	intrinsic
	Series A	WAEP	life	value
	in thousands		in years	in millions
Outstanding at January 1, 2021	1,086	$7.78
Granted	53	$5.65
Exercised	—	$—
Forfeited/Cancelled	(1)	$35.05
Outstanding at June 30, 2021	1,138	$7.67	5.4	$—
Exercisable at June 30, 2021	366	$14.33	3.5	$—

Weighted
average
			remaining	Aggregate
			contractual	intrinsic
	Series B	WAEP	life	value
	in thousands		in years	in millions
Outstanding at January 1, 2021	2,397	$21.93
Granted	—	$—
Exercised	—	$—
Forfeited/Cancelled	—	$—
Outstanding at June 30, 2021	2,397	$21.93	4.2	$25
Exercisable at June 30, 2021	2,397	$21.93	4.2	$25

During the six months ended June 30, 2021, TripCo granted 154 thousand performance-based RSUs of Series B TripCo common stock to our CEO in connection with his employment agreement. The RSUs had a GDFV of $7.07 per share at the time they were granted.  The RSUs cliff vest one year from the month of grant, subject to the satisfaction of certain performance objectives. Performance objectives, which are subjective, are considered in determining the timing and amount of the compensation expense recognized. When the satisfaction of the performance objectives becomes probable, the Company records compensation expense. The probability of satisfying the performance objectives is assessed at the end of each reporting period.

As of June 30, 2021, the total unrecognized compensation cost related to unvested Awards was approximately $7.1 million. Such amount will be recognized in the Company's condensed consolidated statements of operations over a weighted average period of approximately 2.4 years.

As of June 30, 2021, TripCo reserved 3.5 million shares of Series A and Series B common stock for issuance under exercise privileges of outstanding stock Awards.

LIBERTY TRIPADVISOR HOLDINGS, INC.

Notes to Condensed Consolidated Financial Statements

(unaudited)

Tripadvisor Equity Grant Awards

The following table presents the number and WAEP of the Awards to purchase Tripadvisor common stock (“TRIP common stock”) granted to certain officers, employees and directors of Tripadvisor.

			Weighted
			average
	TripAdvisor		remaining	Aggregate
	stock		contractual	intrinsic
	options	WAEP	life	value
	in thousands		in years	in millions
Outstanding at January 1, 2021	5,615	$46.31
Granted	716	$46.00
Exercised	(672)	$34.40
Cancelled or expired	(152)	$42.57
Outstanding at June 30, 2021	5,507	$47.83	5.4	$19
Exercisable at June 30, 2021	3,341	$54.65	3.6	$6

The weighted average GDFV of options granted was $20.39 for the six months ended June 30, 2021.

As of June 30, 2021, the total unrecognized compensation cost related to unvested Tripadvisor stock options was approximately $24 million and will be recognized over a weighted average period of approximately 2.5 years. The total intrinsic value of stock options exercised was $8 million and not material for the six months ended June 30, 2021 and 2020, respectively.

Additionally, during the six months ended June 30, 2021, Tripadvisor granted approximately 2 million units, vested and released approximately 3 million units, and had cancellations of less than a million units, which included primarily service-based RSUs, as well as a limited number of market-based restricted stock units (“MSUs”) under the 2018 Stock and Annual Incentive Plan. The RSUs’ fair value was measured based on the quoted price of TRIP common stock at the date of grant. As the MSUs provide for vesting based upon Tripadvisor’s total shareholder return, or “TSR,” performance, the potential outcomes of future stock prices and TSR of Tripadvisor and the Nasdaq Composite Total Return Index, was used to calculate the GDFV of these awards. The weighted average GDFV for RSUs and MSUs granted, vested and released, and cancelled during the six months ended June 30, 2021 was $45.77 per share, $33.15 per share, and $34.90 per share, respectively. As of June 30, 2021, the total unrecognized compensation cost related to Tripadvisor RSUs and MSUs was approximately $181 million and will be recognized over a weighted average period of approximately 2.4 years.

During the second quarter of 2020, Tripadvisor’s Compensation Committee of its Board of Directors approved a modification of Tripadvisor’s annual RSU grants issued to its employees in the first quarter of 2020, which consisted of reducing the original grant-date vesting period from four years to two years. This modification resulted in the acceleration and recognition of an additional $5 million of stock compensation expense during the three months ended June 30, 2020, given the modified vesting term.  There was no change to the original fair value of the impacted RSUs as a result of the modification.

(3) Earnings (Loss) Per Common Share (EPS)

Basic earnings (loss) per common share (“EPS”) is computed by dividing net earnings (loss) attributable to common shareholders by the weighted average number of common shares outstanding (“WASO”) for the period. Diluted EPS presents the dilutive effect on a per share basis of potential common shares as if they had been converted at the beginning of the periods presented. Excluded from EPS for the both of the three and six months ended June 30, 2021 and June 30, 2020 are less than a million potential common shares due to stock options, because their inclusion would be antidilutive. Also excluded from EPS for the six months ended June 30, 2021, because their inclusion would be antidilutive, were 7 million shares that were contingently issuable at the Company’s election pursuant to an exercise of the Put Option

LIBERTY TRIPADVISOR HOLDINGS, INC.

Notes to Condensed Consolidated Financial Statements

(unaudited)

(defined and described in note 6), as calculated in accordance with the terms of the Certificate of Designations for the Series A Preferred Stock. On March 29, 2021, pursuant to the Repurchase Agreement (described and defined in note 6), the Put Option no longer exists. The contingently issuable shares pursuant to the Put Option were calculated for the period that the Put Option was outstanding.

	Liberty TripAdvisor Holdings Common Stock
	Three months ended		Six months ended
	June 30,		June 30,
	2021	2020	2021	2020

	number of shares in millions
Numerator
Net earnings (loss) attributable to Liberty TripAdvisor Holdings, Inc. shareholders	$153	(164)	63	(183)
Less: Series A Preferred Stock carrying value adjustment and transaction costs	—	24	370	30
Net earnings (loss) available to common shareholders	$153	(188)	(307)	(213)
Denominator
Basic WASO	76	75	75	75
Potentially dilutive shares	2	—	2	—
Diluted WASO	78	75	77	75

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

The Company’s assets and liabilities measured at fair value are as follows:

	June 30, 2021			December 31, 2020
		Quoted prices	Significant		Quoted prices	Significant
		in active	other		in active	other
		markets for	observable		markets for	observable
		identical assets	inputs		identical assets	inputs
Description	Total	(Level 1)	(Level 2)	Total	(Level 1)	(Level 2)

	amounts in millions
Cash equivalents	$41	41	—	4	4	—
TripCo Exchangeable Senior Debentures due 2051	$291	—	291	NA	NA	NA
Financial instrument liabilities	$203	—	203	14	—	14

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

LIBERTY TRIPADVISOR HOLDINGS, INC.

Notes to Condensed Consolidated Financial Statements

(unaudited)

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

Realized and Unrealized Gains (Losses) on Financial Instruments

Realized and unrealized gains (losses) on financial instruments are comprised of changes in the fair value of the following:

	Three months ended		Six months ended
	June 30,		June 30,
	2021	2020	2021	2020

	amounts in millions
TripCo Exchangeable Senior Debentures due 2051	36	—	26	—
Financial instrument liabilities	136	(2)	81	(1)
Tripadvisor foreign currency forward contracts	—	—	—	1
	$172	(2)	107	—

The Company has elected to account for the Debentures using the fair value option. Changes in the fair value of the Debentures and financial instrument liabilities recognized in the condensed consolidated statement of operations are primarily due to market factors primarily driven by changes in the fair value of the underlying shares of the financial instruments. During the six months ended June 30, 2021, the fair value adjustment recognized in the condensed consolidated statement of operations included approximately $5 million of debt issuance costs related to the Debentures. The Company isolates the portion of the unrealized gain (loss) attributable to the change in the instrument specific credit risk and recognizes such amount in other comprehensive earnings (loss).  The change in the fair value of the Debentures attributable to changes in the instrument specific credit risk was a gain of $4 million and a gain of $8 million for the three and six months ended June 30, 2021, respectively.

LIBERTY TRIPADVISOR HOLDINGS, INC.

Notes to Condensed Consolidated Financial Statements

(unaudited)

(5) Debt

Outstanding debt at June 30, 2021 and December 31, 2020 is summarized as follows:

	June 30,	December 31,
	2021	2020

	amounts in millions
TripCo Exchangeable Senior Debentures due 2051	$291	—
TripCo variable prepaid forward	41	41
Tripadvisor Credit Facilities	—	—
Tripadvisor Senior Notes due 2025	500	500
Tripadvisor Convertible Senior Notes due 2026	345	—
Deferred financing costs	(13)	(9)
Total consolidated TripCo debt	1,164	532
Debt classified as current	—	—
Total long-term debt	$1,164	532

TripCo Exchangeable Senior Debentures due 2051

On March 25, 2021, TripCo issued $300 million aggregate original principal amount of its 0.50% exchangeable senior debentures due 2051 (the “Debentures”).  Pursuant to the terms of the offering, on March 31, 2021, the initial purchasers notified the Company of their intention to exercise the option to purchase $30 million aggregate original principal amount of additional Debentures. The additional Debentures were issued on April 5, 2021. Upon an exchange of Debentures, TripCo, at its option, may deliver shares of TRIP common stock or the value thereof in cash or a combination of shares of TRIP common stock and cash. Initially, 14.3299 shares of TRIP common stock are attributable to each $1,000 original principal amount of Debentures, representing an initial exchange price of approximately $69.78 for each share of TRIP common stock. A total of approximately 4.7 million shares of TRIP common stock are attributable to the Debentures. Interest is payable quarterly on March 31, June 30, September 30 and December 31 of each year, commencing June 30, 2021. The Debentures may be redeemed by TripCo, in whole or in part, on or after March 27, 2025. Holders of Debentures also have the right to require TripCo to purchase their Debentures on March 27, 2025. The redemption and purchase price will generally equal 100% of the adjusted principal amount of the Debentures plus accrued and unpaid interest to the redemption date, plus any final period distribution. As of June 30, 2021, a holder of the Debentures does not have the ability to exchange and, accordingly, the Debentures are classified as long-term debt in the consolidated balance sheets.

TripCo used a portion of the net proceeds from the sale of the Debentures to fund the cash portion of the purchase price for the repurchase of a portion of the Series A Preferred Stock (see note 6 below).

Variable Prepaid Forward

In connection with the VPF entered into on March 9, 2020, as described in note 4, TripCo received a prepayment of $34 million on March 17, 2020. The term of the VPF is three years. At maturity, the accreted loan amount due will be approximately $42 million.  As of June 30, 2021, 2.4 million shares of TRIP common stock, with a value of approximately $97 million, were pledged as collateral pursuant to the VPF contract.

Tripadvisor Credit Facilities

Tripadvisor is party to a credit agreement with a group of lenders, initially entered into in June 2015 (as amended, the “Credit Agreement”), which, among other things, provides for a $500 million unsecured revolving credit facility (the “2015 Credit Facility”) with a maturity date of May 12, 2024. The 2015 Credit Facility, among other things, requires Tripadvisor to maintain a maximum leverage ratio and contains certain customary affirmative covenants and events of default, including a change of control.

LIBERTY TRIPADVISOR HOLDINGS, INC.

Notes to Condensed Consolidated Financial Statements

(unaudited)

Tripadvisor amended its 2015 Credit Facility both in May 2020 and December 2020 to, among other things:

●	suspend the leverage ratio covenant for quarterly testing of compliance beginning in the second quarter of 2020, replacing it with a minimum liquidity covenant through June 30, 2021 (requiring Tripadvisor to maintain $150 million of unrestricted cash, cash equivalents and short-term investments less deferred merchant payables plus available revolver capacity), until the earlier of (a) the first day after June 30, 2021 through maturity on which borrowings and other revolving credit utilizations under the revolving commitments exceed $200 million, and (b) the election of Tripadvisor, at which time the leverage ratio covenant will be reinstated (the “Leverage Covenant Holiday”);
●	decrease the aggregate amount of revolving loan commitments available to $500 million from $1.2 billion;
●	extend the maturity date of the 2015 Credit Facility from May 12, 2022 to May 12, 2024; and
●	secure the obligations under the agreement.

During the Leverage Covenant Holiday, any outstanding or future borrowings under the 2015 Credit Facility bear interest at LIBOR plus a 2.25% margin with a LIBOR floor of 1% per annum. Tripadvisor is also required to pay a quarterly commitment fee, at an applicable rate of 0.5%, on the daily unused portion of the revolving credit facility for each fiscal quarter during the Leverage Covenant Holiday and also additional fees in connection with the issuance of letters of credit. Tripadvisor may borrow from the 2015 Credit Facility in U.S. dollars, Euros and British pounds. In addition, Tripadvisor’s 2015 Credit Facility includes $15 million of borrowing capacity available for letters of credit and $40 million for Swing Line borrowings on same-day notice. As of June 30, 2021, Tripadvisor had issued $4 million of outstanding letters of credit under the 2015 Credit Facility.

As of June 30, 2021 and December 31, 2020, Tripadvisor had no outstanding borrowings under the 2015 Credit Facility. For both the three and six months ended June 30, 2021, Tripadvisor recorded total interest expense and commitment fees on its 2015 Credit Facility of $1 million, while for the three and six months ended June 30, 2020, Tripadvisor recorded total interest expense and commitment fees on its 2015 Credit Facility of $5 million and $6 million, respectively, to interest expense on the condensed consolidated statement of operations. During the six months ended June 30, 2020, Tripadvisor borrowed $700 million under the 2015 Credit Facility. These funds were drawn down as a precautionary measure to reinforce Tripadvisor’s liquidity position and preserve financial flexibility in light of uncertainty in the global markets resulting from COVID-19 and repaid by Tripadvisor during 2020.

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

2025 Senior Notes

On July 9, 2020, Tripadvisor completed the sale of $500 million aggregate principal amount of 7.0% Senior Notes due 2025 (the "2025 Senior Notes") pursuant to a purchase agreement, dated July 7, 2020, among Tripadvisor, the guarantors party thereto and the initial purchasers party thereto in a private offering to qualified institutional buyers. The 2025 Senior Notes were issued pursuant to an indenture, dated July 9, 2020 (the “2025 Indenture”), among Tripadvisor, the guarantors and the trustee. The 2025 Indenture provides, among other things, that interest will be payable on the 2025

LIBERTY TRIPADVISOR HOLDINGS, INC.

Notes to Condensed Consolidated Financial Statements

(unaudited)

Senior Notes semiannually on January 15 and July 15 of each year, beginning on January 15, 2021, until their maturity date of July 15, 2025. The 2025 Senior Notes are senior unsecured obligations of Tripadvisor and are guaranteed by certain of Tripadvisor’s domestic subsidiaries.

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

As of June 30, 2021, Tripadvisor estimated the fair value of its outstanding 2025 Senior Notes to be approximately $540 million and considered the Senior Notes to be a “Level 2” fair value measurement. The estimated fair value of the 2025 Senior Notes was based on recently reported market transactions and prices for identical or similar financial instruments obtained from a third-party pricing source.

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

2026 Convertible Senior Notes

On March 25, 2021, Tripadvisor sold, pursuant to a purchase agreement $300 million aggregate principal amount of 0.250% Convertible Senior Notes due 2026 (the “2026 Convertible Senior Notes”) in a private offering to qualified institutional buyers. Tripadvisor granted the initial purchasers an over-allotment option that provided the initial purchasers of the 2026 Convertible Senior Notes with the option to purchase an additional $45 million aggregate principal amount of the 2026 Convertible Senior Notes; such over-allotment option was fully exercised. In connection with the issuance of the 2026 Convertible Senior Notes, Tripadvisor entered into an Indenture, dated March 25, 2021 (the “2026 Indenture”), among Tripadvisor, the guarantors party thereto and the trustee. The terms of the Notes are governed by the 2026 Indenture. The 2026 Convertible Senior Notes mature on April 1, 2026, unless earlier converted, redeemed or repurchased. The 2026 Convertible Senior Notes are senior unsecured obligations of Tripadvisor, although guaranteed by certain of Tripadvisor’s domestic subsidiaries, with interest payable semiannually in arrears on April 1 and October 1 of each year, beginning on October 1, 2021.

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

LIBERTY TRIPADVISOR HOLDINGS, INC.

Notes to Condensed Consolidated Financial Statements

(unaudited)

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

Tripadvisor accounts for the 2026 Convertible Senior Notes as a liability measured at its amortized cost, and no other features of the 2026 Convertible Senior Notes are bifurcated and recognized as a derivative. The net proceeds from the issuance of the 2026 Convertible Senior Notes were approximately $340 million, net of debt issuance costs of $5 million comprised primarily of the initial purchasers’ discount and Tripadvisor used a portion of the proceeds from the 2026 Convertible Senior Notes to enter into capped call transactions (discussed below). Tripadvisor intends to use the remainder of the net proceeds from this offering for general corporate purposes, which may include repayment of debt, including the partial redemption and/or purchase of its 2025 Senior Notes prior to maturity. The debt issuance costs will be amortized over the remaining term of the 2026 Convertible Senior Notes, using the effective interest rate method, and recorded to interest expense. During both the three and six months ended June 30, 2021, the effective interest rate, including debt issuance costs, was approximately 0.60% and interest expense on the 2026 Convertible Senior Notes was not material.

LIBERTY TRIPADVISOR HOLDINGS, INC.

Notes to Condensed Consolidated Financial Statements

(unaudited)

The 2026 Convertible Senior Notes are unsecured and do not contain any financial covenants, restrictions on dividends, incurrence of senior debt or other indebtedness, or restrictions on the issuance or repurchase of securities by the Company.

As of June 30, 2021, Tripadvisor estimated the fair value of its outstanding 2026 Convertible Senior Notes to be approximately $325 million and considered the 2026 Convertible Senior Notes to be a “Level 2” fair value measurement. The estimated fair value of the 2026 Convertible Senior Notes was based on recently reported market transactions and prices for identical or similar financial instruments obtained from a third-party pricing source.

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

The Capped Calls are considered indexed to Tripadvisor’s own stock and are considered equity under GAAP. The Capped Calls are reported as a reduction to additional paid-in-capital and noncontrolling interest in equity of subsidiaries within stockholders’ equity as of June 30, 2021. In addition, Tripadvisor recorded a deferred tax asset of $9 million during the three months ended March 31, 2021, as it made an income tax election allowable under Internal Revenue Service regulations in order to recover the cost of the Capped Calls as interest expense on the condensed consolidated statement of operations only over the term of the 2026 Convertible Senior Notes.

Debt Covenants

As of June 30, 2021, Tripadvisor and TripCo were in compliance with their debt covenants.

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

On March 22, 2021, TripCo and Certares entered into a stock repurchase agreement (the “Repurchase Agreement”). Pursuant to the Repurchase Agreement, on March 29, 2021, TripCo repurchased 126,921 shares of Series A Preferred Stock, and on April 6, 2021, TripCo purchased an additional 10,665 shares of Series A Preferred Stock from Certares. The aggregate consideration for the Series A Preferred Stock consisted of a combination of (i) approximately $281 million in cash from a portion of the net proceeds of the Debentures (as discussed in note 5), $252 million of which was paid on March 29, 2021 and $29 million of which was paid on April 6, 2021, and (ii) approximately $92 million aggregate value of TRIP common stock, owned by TripCo, consisting of 1,713,859 shares (a non-cash transaction).  The price per share of Series A Preferred Stock was determined by multiplying (a) $1,000 by (b) an accretion factor with respect to the TRIP common stock (determined based on the Accretion Factor formula set forth in the Certificate of Designations of the Series A Preferred Stock as modified to use the closing price of a share of TRIP common stock on the date of the pricing of the Debentures instead of using the Reference Stock VWAP (as defined in the Certificate of Designations of the Series A Preferred Stock (the “Certificate of Designations”))).  Following both closings under the Repurchase Agreement, TripCo repurchased a total of 137,586 shares of Series A Preferred Stock from Certares, representing 42% of the Series A Preferred Stock originally held by Certares, for an aggregate value of approximately $373 million.

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

LIBERTY TRIPADVISOR HOLDINGS, INC.

Notes to Condensed Consolidated Financial Statements

(unaudited)

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

LIBERTY TRIPADVISOR HOLDINGS, INC.

Notes to Condensed Consolidated Financial Statements

(unaudited)

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

Common Stock

Series A common stock entitles the holders to one vote per share, Series B common stock entitles the holders to ten votes per share and Series C common stock, except as otherwise required by applicable law, entitles the holder to no voting rights.  As of June 30, 2021, no shares of Series C common stock have been issued. All series of TripCo common stock participate on an equal basis with respect to dividends and distributions.

Subsidiary Purchases of Common Stock

During the six months ended June 30, 2020, Tripadvisor repurchased 4,707,450 shares of its outstanding common stock for $115 million in the aggregate. As of June 30, 2021, Tripadvisor had approximately $75 million remaining available to repurchase shares of its common stock under this share repurchase program.

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

LIBERTY TRIPADVISOR HOLDINGS, INC.

Notes to Condensed Consolidated Financial Statements

(unaudited)

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

	Three months ended		Six months ended
	June 30,		June 30,
	2021	2020	2021	2020

	amounts in millions
Hotels, Media & Platform
TripAdvisor-branded hotels	$131	31	205	168
TripAdvisor-branded display and platform	25	7	40	39
Total Hotels, Media & Platform	156	38	245	207

Experiences & Dining	68	14	95	97
Corporate and other	11	7	18	33
Total Revenue	$235	59	358	337

LIBERTY TRIPADVISOR HOLDINGS, INC.

Notes to Condensed Consolidated Financial Statements

(unaudited)

The following table provides information about the opening and closing balances of accounts receivable and contract assets, net of allowance for credit losses, from contracts with customers:

	June 30, 2021	December 31, 2020

	amounts in millions
Accounts receivable	$114	70
Contract assets	45	13
Total	$159	83

Accounts receivable are recognized when the right to consideration becomes unconditional. Contract assets are rights to consideration in exchange for services that Tripadvisor has transferred to a customer when that right is conditional on something other than the passage of time, such as commission payments that are contingent upon the completion of the service by the principal in the transaction. Contract assets increased during the second quarter of 2021 as a result of typical seasonality, increased consumer demand due to the growing consumer travel demand recovery, and increased utilization of Tripadvisor’s cost-per-action model by travel partners. Contract liabilities generally include payments received in advance of performance under the contract, and are realized as revenue as the performance obligation to the customer is satisfied, which Tripadvisor presents as deferred revenue on its consolidated balance sheets. As of January 1, 2021, Tripadvisor had $28 million recorded as deferred revenue on its condensed consolidated balance sheet, of which $6 million and $17 million were recognized as revenue and $1 million and $3 million were refunded due to cancellations by travelers during the three and six months ended June 30, 2021, respectively. As of January 1, 2020, Tripadvisor had $62 million recorded as deferred revenue in the condensed consolidated balance sheet, of which $12 million and $44 million were recognized as revenue and $4 million and $10 million were refunded due to cancellations by travelers during the three and six months ended June 30, 2020, respectively. The difference between the opening and closing balances of Tripadvisor’s deferred revenue primarily results from the timing differences between when Tripadvisor receives customer payments and the time in which Tripadvisor satisfies its performance obligations. The difference between the opening and closing balances of Tripadvisor’s contract assets primarily results from the timing difference between when Tripadvisor satisfies its performance obligations and the time when the principal completes the service in the transaction. There were no significant changes in contract assets or deferred revenue during the three and six months ended June 30, 2021 and 2020 related to business combinations, impairments, cumulative catch-ups or other material adjustments. However, to the extent the COVID-19 pandemic continues, Tripadvisor may incur additional significant and unanticipated cancellations by consumers related to future travel, accommodations and tour bookings, which had been reserved by travelers and recorded as deferred revenue as of June 30, 2021 and December 31, 2020.

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

LIBERTY TRIPADVISOR HOLDINGS, INC.

Notes to Condensed Consolidated Financial Statements

(unaudited)

Adjusted OIBDA is summarized as follows:

	Three months ended		Six months ended
	June 30,		June 30,
	2021	2020	2021	2020

	amounts in millions
Hotels, Media & Platform	$33	(33)	30	20
Experiences & Dining	(12)	(38)	(35)	(57)
Corporate and other	1	(5)	(2)	(4)
Consolidated TripCo	$22	(76)	(7)	(41)

In addition, we do not report assets, capital expenditures and related depreciation expense by segment as our Chief Operating Decision Maker (“CODM”) does not use this information to evaluate operating segments. Accordingly, we do not regularly provide such information by segment to our CODM.

The following table provides a reconciliation of Adjusted OIBDA to Operating income (loss) and Earnings (loss) before income taxes:

	Three months ended		Six months ended
	June 30,		June 30,
	2021	2020	2021	2020

	amounts in millions
Adjusted OIBDA	$22	(76)	(7)	(41)
Stock-based compensation	(33)	(25)	(63)	(52)
Depreciation and amortization	(38)	(42)	(76)	(85)
Restructuring charges	—	(33)	—	(42)
Impairment of goodwill and intangible assets	—	(547)	—	(547)
Operating income (loss)	(49)	(723)	(146)	(767)
Interest expense	(16)	(7)	(27)	(14)
Realized and unrealized gains (losses), net	172	(2)	107	—
Other, net	1	(22)	(1)	(25)
Earnings (loss) before income taxes	$108	(754)	(67)	(806)

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Certain statements in this Quarterly Report on Form 10-Q constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, including statements regarding our business and marketing strategies; the impacts of the coronavirus pandemic (“COVID-19”); improvements in revenue; cost reduction measures and related impacts; covenant compliance; our projected sources and uses of cash; demand and; anticipated debt obligations; fluctuations in interest rates and foreign exchange rates; and the anticipated impact of certain contingent liabilities related to tax rules and other matters arising in the ordinary course of business. Forward-looking statements inherently involve many risks and uncertainties that could cause actual results to differ materially from those projected in these statements. Where, in any forward-looking statement, we express an expectation or belief as to future results or events, such expectation or belief is expressed in good faith and believed to have a reasonable basis, but such statements necessarily involve risks and uncertainties and there can be no assurance that the expectation or belief will result or be achieved or accomplished. The following include some but not all of the factors that could cause actual results or events to differ materially from those anticipated:

●	our ability to obtain cash in amounts sufficient to service our financial obligations and other commitments due to the fact we are a holding company;
●	our ability to access the cash that Tripadvisor Inc. (“Tripadvisor”) generates from its operating activities;
●	the ability of our Company and Tripadvisor to obtain additional financing, or refinance our existing indebtedness, on acceptable terms;
●	the existence of our 8% Series A Cumulative Redeemable Preferred Stock, par value $0.01 per share (the “Series A Preferred Stock”), and its rights, preferences and privileges that are not held by, and are preferential to, the rights of our common stockholders;
●	our ability to realize the full value of our intangible assets;
●	the impacts of COVID-19, including any existing or future variants;
●	declines or interruptions in the travel industry;
●	Tripadvisor’s ability to attract a significant amount of visitors and cost-effectively convert these visitors into revenue-generating consumers;
●	failure of internet search engines and application marketplaces to continue to prominently display links to Tripadvisor’s websites;
●	reduction in spending by advertisers on Tripadvisor’s platforms or the loss of Tripadvisor’s significant travel partners;
●	Tripadvisor’s failure to maintain, protect or enhance its brands;
●	the ability of Tripadvisor to offer compelling products on mobile devices or continue to operate effectively on such platforms;
●	declines or disruptions in the economy in general and in the travel industry in particular;
●	failure of Tripadvisor to effectively complete in the global environment in which it operates;
●	Tripadvisor’s failure to adapt to technological developments or industry trends;
●	the ability of Tripadvisor to innovate and provide products, services and features that are useful to consumers;
●	Tripadvisor’s potential for prioritizing rapid innovation and consumer experience over short-term financial results;
●	the ability of Tripadvisor to maintain a quality of traffic in its network to provide value to its travel partners;
●	real or perceived inaccuracies of the assumptions and estimates and data Tripadvisor relies on to calculate certain of its key metrics;
●	the ability of Tripadvisor to retain the highly skilled personnel it relies on;
●	disruptions resulting from any acquisitions, investments, significant commercial arrangements and/or new business strategies;
●	risks due to Tripadvisor operating in many jurisdictions inside and outside the U.S.;
●	claims, lawsuits, government investigations and other proceedings which Tripadvisor is regularly subject to;

●	the ability of Tripadvisor to protect its intellectual property from copying or use by others;
●	risks due to Tripadvisor’s processing, storage and use of personal information and other data;
●	risks resulting from system security issues, data protection breaches, cyberattacks and system outage issues;
●	Tripadvisor’s indebtedness and the resulting impacts on its business and financial condition;
●	limitation imposed by the various covenants in Tripadvisor’s credit facilities and indenture;
●	fluctuation of Tripadvisor’s financial results;
●	factors that determine Tripadvisor’s effective income tax rate;
●	changes in tax laws that affect Tripadvisor or the examination of Tripadvisor’s tax positions;
●	changes in the tax treatment of companies engaged in e-commerce;
●	challenges by tax authorities in the jurisdictions where Tripadvisor operates;
●	fluctuation in foreign currency exchange rates which affect Tripadvisor; and
●	risks associated with our stock price being disproportionately affected by the results of operations of Tripadvisor and developments in its business.

For additional risk factors, please see Part I, Item 1A. Risk Factors of the Annual Report on Form 10-K for the year ended December 31, 2020, as well as Part II, Item 1A. Risk Factors of the Quarterly Report on Form 10-Q for the quarter ended March 31, 2021. These forward-looking statements and such risks, uncertainties and other factors speak only as of the date of this Quarterly Report, and we expressly disclaim any obligation or undertaking to disseminate any updates or revisions to any forward-looking statement contained herein, to reflect any change in our expectations with regard thereto, or any other change in events, conditions or circumstances on which any such statement is based.

The following discussion and analysis provides information concerning our results of operations and financial condition. This discussion should be read in conjunction with our accompanying condensed consolidated financial statements and the notes thereto.

Overview

The accompanying financial statements and the other information herein refer to Liberty TripAdvisor Holdings, Inc. and its controlled subsidiaries as “TripCo,” “Consolidated TripCo,” the “Company,” “us,” “we” and “our” unless the context otherwise requires. We own an approximate 21% economic interest and 57% voting interest in Tripadvisor as of June 30, 2021. All significant intercompany accounts and transactions have been eliminated in the accompanying condensed consolidated financial statements.

In December 2019, COVID-19 was reported in Wuhan, China, and on March 11, 2020 was declared a global pandemic, followed by government travel restrictions and quarantine orders around the globe. The COVID-19 pandemic has caused a significant negative impact on the travel, leisure, hospitality, and restaurant industries (collectively, the “travel industry”) and consequently adversely and materially affected Tripadvisor’s business, results of operations, liquidity and financial condition during the three and six months ended June 30, 2021 and 2020, as well as throughout the year ending December 31, 2020.  Among other impacts, COVID-19 has negatively impacted global consumer travel demand and consumers’ ability to travel and take part in other travel, leisure and dining activities, thereby causing many of Tripadvisor’s travel partners to operate at significantly reduced service levels.

Commencing in late February 2020 and progressively worsening through March 2020, Tripadvisor experienced a significant decline in user demand for its products and services as well as an increase in customer cancellations, concurrent with widespread travel restrictions imposed by governments and businesses in response to the COVID-19 pandemic. In the second half of March 2020 and throughout April 2020, significant year-over-year revenue declines generally stabilized across Tripadvisor’s segments and products, a trend which generally continued throughout the second quarter of 2020, although modestly improved during the third quarter of 2020.  Beginning in the fourth quarter of 2020, governments again, particularly in Europe, began to impose new restrictions to mitigate the spread of the virus, which again negatively impacted trends. The adverse impact to Tripadvisor’s business from COVID-19 was significant, albeit uneven at different points in time and in different geographies throughout 2020. These adverse impacts continued to negatively impact the travel industry and dampen consumer demand for Tripadvisor’s products and services throughout the first half of 2021, although to a materially lesser extent in the second quarter of 2021 as the travel industry broadened its recovery. This adverse impact has been driven by the pandemic’s proliferation, intermittent containment and resurgence of the virus, and new variants of the virus introduced throughout the world, followed by travel restrictions and other mandates put in place, lifted and/or reinstated at different timeframes during 2020 and 2021 by local governments to mitigate the spread of the virus. As such, the travel industry’s recovery from the COVID-19 pandemic has been varied and uneven region-to-region on a global basis, as well as state-to-state in the U.S.

In the fourth quarter of 2020, multiple COVID-19 vaccines were approved for widespread distribution throughout various parts of the world, including the United States and Europe, and in the first quarter of 2021, vaccination distribution programs were initiated around the world. Vaccine programs in Tripadvisor’s largest markets, the U.S. and Europe, appear to be progressing well, and Tripadvisor expects the same for much of the rest of the world. Tripadvisor is encouraged by these developments, although the timing and extent of widespread vaccine distributions on a global basis, and efficacy against recent variants (e.g. the Delta variant) and any future variants of COVID-19 remains unclear. In addition, the ultimate duration of the negative impact of COVID-19 on Tripadvisor’s results of operations, liquidity and financial condition remains uncertain and is dependent upon factors beyond Tripadvisor’s control, such as the continued transmission rate of COVID-19, including any variants, and/or additional resurgences, if any, the extent and effectiveness of containment actions taken, vaccine efficacy, and the ultimate impact of these and other factors on consumer demand for travel and usage patterns on Tripadvisor’s platform. Although uncertainty remains, Tripadvisor remains optimistic that the travel market will continue to improve as 2021 progresses, driven by vaccination programs and what it believes to be significant pent-up consumer demand for travel industry services.

Traffic trends on Tripadvisor’s websites, a leading indicator of consumer demand, have improved since the trough of significant declines seen in the second half of March 2020 and throughout April 2020, as monthly unique users on Tripadvisor-branded websites for April 2020 were approximately 33% of the comparable period in 2019. By means of showing a comparison to a pre-COVID-19 timeframe, monthly unique users on Tripadvisor-branded websites improved sequentially and year-over-year during the second quarter of 2021, as April, May, and June were approximately 59%, 71%, and 79%, respectively, of 2019’s comparable periods, driven by vaccine progress, various government restrictions being gradually lifted during the second quarter of 2021, and consumer travel demand’s improving recovery. In addition, monthly unique users on Tripadvisor-branded websites during the second quarter of 2021 increased to approximately 70% of 2019’s comparable period, in comparison to approximately 55% of 2019’s comparable period during the first quarter of 2021. This improvement was seen in both the U.S. and European markets, with U.S. monthly unique users in June 2021 at nearly 85% of the June 2019 level, up from nearly 80% of the April 2019 level, while monthly unique users in Europe exceeded 90% of the June 2019 level in June 2021, up from nearly 60% of the April 2019 level in April 2021. Tripadvisor saw notable strength in key markets of France, Italy, Germany, and Spain, some of its largest countries beyond the U.S. and U.K. In these countries, monthly unique users nearly reached 95% of the June 2019 levels in June 2021, up from nearly 40% of the April 2019 level in April 2021 and in the U.K., monthly unique users were approximately 70% of the June 2019 level in June 2021, up from nearly 45% of the April 2019 level in April 2021, concurrent with various government restrictions being gradually lifted during the second quarter of 2021 in the European marketplace. However, monthly unique users in June 2021 in the rest of the world were approximately 55% of the June 2019 level, which, although improving, lagged behind the traffic recovery trends underway in the U.S. and Europe, and continued to be negatively and materially impacted by government restrictions put in place aimed to mitigate the spread of the virus throughout the second quarter of 2021.

Tripadvisor’s consolidated revenue for the three and six months ended June 30, 2021 was $235 million, or an increase of 298%, and $358 million, or an increase of 6%, respectively, when compared to the same periods in 2020. Consistent with the improvement in Tripadvisor’s traffic trends and consumer demand, noted above, consolidated revenue for the three months ended June 30, 2021 increased 91% when compared to consolidated revenue for the three months ended March 31, 2021. In addition, by means of showing a comparison to a pre-COVID timeframe, consolidated revenue during the second quarter of 2021 was 56% of 2019’s comparable period, and also showed improvement as the quarter progressed on a month-to-month basis as consolidated revenue for June 2021 was approximately 66% of consolidated revenue for June 2019 when compared to consolidated revenue for the months of April and May 2021 being approximately 46% and 53% of consolidated revenue for April 2019 and May 2019. This increase in revenue was driven largely by continued strength in the U.S. marketplace, but also due to improvement in Europe, where revenue began accelerating in May 2021 and June 2021, reflecting a broadening travel industry recovery.

Although Tripadvisor cannot predict with certainty the full impact of the COVID-19 pandemic on its full year 2021 financial results, it currently expects that the pandemic will continue to have a material, negative impact on its third quarter 2021 financial results, which it expects to lessen as 2021 progresses.

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

During the first quarter of 2020, Tripadvisor borrowed $700 million under the 2015 Credit Facility (defined and described in note 5 to the accompanying condensed consolidated financial statements) as a precautionary measure to reinforce its liquidity position and preserve financial flexibility in light of uncertainty in the global markets resulting from COVID-19. Tripadvisor later repaid these borrowings in full in the third quarter of 2020, using proceeds from its 2025 Senior Notes (defined and described in note 5 to the accompanying condensed consolidated financial statements). In addition, during 2020, by means of amendments to its 2015 Credit Facility, Tripadvisor was able to secure, among other things, covenant relief in the form of suspending its leverage ratio covenant, until the earlier of the first day after June 30, 2021 through maturity on which borrowings and other revolving credit utilizations under the revolving commitments exceed $200 million, or such earlier date Tripadvisor may elect, when the leverage ratio covenant will then be reinstated. Tripadvisor also extended the maturity date of this facility to May 2024.  During 2020, Tripadvisor repaid amounts outstanding on the 2015 Credit Facility, and as of June 30, 2021 there were no outstanding borrowings under the 2015 Credit Facility.

In addition, during March 2021, Tripadvisor also completed the sale of $345 million aggregate principal amount of 0.25% Convertible Senior Notes due 2026 (the “2026 Convertible Senior Notes”). Concurrently, Tripadvisor used a portion of the proceeds received from the 2026 Convertible Senior Notes to enter into privately negotiated capped call transactions with certain of the initial purchasers of the 2026 Convertible Senior Notes and/or their respective affiliates and/or other financial institutions at a cost of approximately $35 million. Tripadvisor intends to use the remainder of the net proceeds from this offering for general corporate purposes, which may include repayment of debt, including the redemption and/or purchase of a portion of its 2025 Senior Notes prior to maturity.

Tripadvisor believes these measures provide additional flexibility which it believes is important given its continued limited ability to predict its future financial performance due to the uncertainty associated with COVID-19.

During the latter part of the first quarter of 2020, and in response to the COVID-19 pandemic, Tripadvisor instituted cost reduction measures, including the elimination of the majority of discretionary spending, business travel, non-critical vendor relationships, brand advertising, as well as the temporary cessation of nearly all new hiring and contingent staff, reduction of targeted employee benefits and the furlough of over 100 employees.

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

Tripadvisor incurred pre-tax restructuring and related reorganization costs of $33 million and $42 million during the three and six months ended June 30, 2020, respectively, as a result of these measures.

Later in 2020, nearly all of Tripadvisor’s previously furloughed employees had returned to their jobs.  However, during the fourth quarter of 2020, Tripadvisor again furloughed approximately 400 employees, primarily in its European operations of TheFork. This action was taken by Tripadvisor as a direct result of the reinstatement of government restrictions related to restaurants in various countries within Europe in response to a resurgence of COVID-19 in those markets. As of June 30, 2021, nearly all of the Company’s previously furloughed employees had returned to their jobs.

Tripadvisor has continued to maintain a majority of these cost-reductions measures during the first half of 2021 and expects the majority of these costs savings to continue for the remainder of 2021.

In March 2020, the U.S. government enacted the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”), an emergency economic stimulus package enacted in response to the COVID-19 pandemic, which includes numerous income tax provisions, some of which are effective retroactively. During the three and six months ended June 30, 2021, Tripadvisor did not record any income tax benefit under the CARES Act.  However, during the three and six months ended June 30, 2020, Tripadvisor recorded income tax benefits of $5 million and $19 million, respectively, as a result of a loss carryback provision provided under the CARES Act.

In addition, certain governments have passed legislation to assist businesses during the COVID-19 pandemic through loans, wage subsidies, wage tax relief or other financial aid. Some governments have extended or are considering extending these programs. Tripadvisor has participated in several of these programs, including the CARES Act in the U.S., the United Kingdom's job retention scheme, as well as programs in other jurisdictions. During the three and six months ended June 30, 2021, Tripadvisor recognized non-income tax related government grants and other assistance benefits of $2 million and $5 million, respectively, while during both the three and six months ended June 30, 2020, Tripadvisor recorded non-income tax related government grants and other assistance benefits of $4 million as a reduction of personnel and overhead costs in the condensed consolidated statements of operations.

On March 15, 2020, TripCo entered into an agreement with Certares LTRIP LLC (“Certares”), with respect to 325,000 shares of TripCo’s newly-created Series A Preferred Stock.  On March 29, 2021 and April 6, 2021, TripCo repurchased a portion of the Series A Preferred Stock.  See note 6 to the accompanying condensed consolidated financial statements.

Results of Operations—Consolidated—June 30, 2021 and 2020

General.  We provide in the tables below information regarding our consolidated Operating Results and Other Income and Expense.

	Three months ended		Six months ended
	June 30,		June 30,
	2021	2020	2021	2020

	amounts in millions
Revenue
Hotels, Media & Platform	$156	38	245	207
Experiences & Dining	68	14	95	97
Corporate and other	11	7	18	33
Total revenue	235	59	358	337
Operating expense	60	51	115	128
SG&A	153	84	250	250
Stock-based compensation	33	25	63	52
Depreciation and amortization	38	42	76	85
Restructuring and other related reorganization costs	—	33	—	42
Impairment of goodwill and intangible assets	—	547	—	547
Operating income (loss)	(49)	(723)	(146)	(767)
Other income (expense):
Interest expense	(16)	(7)	(27)	(14)
Realized and unrealized gains (losses) on financial instruments, net	172	(2)	107	—
Other, net	1	(22)	(1)	(25)
	157	(31)	79	(39)
Earnings (loss) before income taxes	108	(754)	(67)	(806)
Income tax (expense) benefit	6	89	23	103
Net earnings (loss)	$114	(665)	(44)	(703)

Adjusted OIBDA	$22	(76)	(7)	(41)

Revenue. Tripadvisor’s Hotels, Media & Platform revenue increased $118 million and $38 million during the three and six months ended June 30, 2021, respectively, when compared to the same periods in the prior year. The increases in Hotels, Media & Platform revenue are detailed as follows:

	Three months ended		Six months ended
	June 30,		June 30,
	2021	2020	2021	2020

	amounts in millions
TripAdvisor-branded hotels	$131	31	205	168
TripAdvisor-branded display and platform	25	7	40	39
Total Hotels, Media & Platform	$156	38	245	207

Tripadvisor-branded hotels revenue primarily includes hotel auction revenue, and to a lesser extent hotel B2B revenue, which primarily includes subscription-based advertising services that are offered to travel partners and click-based revenue generated from hotel sponsored placements advertising that enables hotels to enhance their visibility on Tripadvisor’s hotel pages. For both the three and six months ended June 30, 2021, 84% of Tripadvisor’s Hotels, Media & Platform segment revenue was derived from Tripadvisor-branded hotels revenue. For the three and six months ended June 30, 2020, 82% and 81%, respectively, of Tripadvisor’s Hotels, Media & Platform segment revenue was derived from Tripadvisor-branded hotels revenue. Tripadvisor-branded hotels revenue increased $100 million and $37 million during the three and six months ended June 30, 2021, respectively, when compared to the same periods in 2020. The increases were primarily driven by Tripadvisor’s hotel auction revenue, particularly in the U.S., due to rising consumer travel demand and travel industry recovery, given rising vaccination rates and easing of government travel restrictions. As consumer travel demand increased during the second quarter of 2021, Tripadvisor saw improved hotel auction monetization, as cost-per-click rates increased, which enabled increased efficient marketing investment on performance channels, enhancing its second quarter of 2021 hotel auction revenue growth.

Tripadvisor-branded display-based advertising revenue increased $18 million and $1 million during the three and six months ended June 30, 2021, respectively, when compared to the same periods in 2020, primarily driven by an increase in marketing spend from Tripadvisor’s advertisers in correlation with increasing consumer demand as a result of the growing consumer travel demand recovery. As a result, Tripadvisor-branded display and platform revenue improved as a percentage of 2019 levels throughout the first half of 2021, and was approximately 70% of the June 2019 level in June 2021.

Experiences & Dining segment revenue increased $54 million and decreased $2 million during the three and six months ended June 30, 2021, respectively, when compared to the same periods in 2020. Since the first quarter of 2020, this segment’s revenue has been negatively and materially impacted by a significant reduction in consumer demand due to the COVID-19 pandemic, which has reduced consumer willingness to research, purchase, and consume travel and leisure activities. This negative impact has also been driven by a wide variety of government-instituted actions and restrictions around the globe aimed at limiting the spread of the virus, all of which have impacted consumer access to experience offerings and restaurants. For example, during the first quarter of 2021, restaurants in most European countries in which Tripadvisor’s Dining business operates were ordered to remain closed. However, during the three months ended June 30, 2021, Tripadvisor’s Experiences & Dining segment’s financial results significantly improved as a result of the growing consumer travel demand recovery driven by vaccine progress and various government restrictions being gradually lifted during the second quarter of 2021.

Corporate and other revenue, which primarily includes rentals revenue, in addition to primarily click-based advertising and display-based advertising revenue from flights, cars, and cruise offerings on Tripadvisor websites, increased $4 million during the three months ended June 30, 2021, when compared to the same period in 2020, primarily due to increased consumer travel demand and travel partner spend, similar to Tripadvisor’s other businesses, as described above.  Other revenue decreased by $15 million during the six months ended June 30, 2021, when compared to the same period in 2020, primarily due to the continued negative impact of COVID-19 on these offerings, and the sale of Tripadvisor’s SmarterTravel business during the second quarter of 2020.

Operating expense. Operating expense increased $9 million and decreased $13 million for the three and six months ended June 30, 2021, respectively, compared to the same periods in the prior year. The increase for the three months ended June 30, 2021 was primarily due to a $9 million increase in cost of revenue driven by increased direct costs from credit card payment and other revenue-related transaction costs in correlation with an increase in revenue. The decrease for the six months ended June 30, 2021 was due to a decrease in technology and content costs of $15 million during the six months ended June 30, 2021, when compared to the same period in 2020, primarily due to decreased personnel and overhead costs across Tripadvisor’s business as a result of a reduction in headcount driven by cost-reduction measures across its business in response to COVID-19 implemented during the first half of 2020, partially offset by an increase in performance bonus costs and contingent staff costs to help support business growth and key staff retention during the growing travel demand recovery. This decrease was partially offset by an increase in cost of revenue of $2 million during the six months ended June 30, 2021, compared to the same period in the prior year, primarily due to increased direct costs from credit card payment and other revenue-related transaction costs in correlation with an increase in revenue.

Selling, general and administrative. Selling, general and administrative expense increased $69 million and remained flat for the three and six months ended June 30, 2021, respectively, compared to the same periods in the prior year. The most significant driver of selling, general and administrative expense is selling and marketing costs, which consist of direct selling and marketing costs and indirect costs, such as personnel and overhead. Selling and marketing costs increased $69 million and $16 million during the three and six months ended June 30, 2021, respectively, when compared to the same periods in 2020, primarily due to an increase in Tripadvisor’s search engine marketing (“SEM”) and other online traffic acquisition spend across all its segments and businesses in response to increasing consumer travel demand as travel activity restrictions lift and the travel industry recovers, partially offset by a decrease in personnel and overhead costs, primarily as a result of a reduction in headcount related to Tripadvisor’s cost-reduction measures across its business in response to

COVID-19 implemented during the first half of 2020.  In addition, general and administrative costs decreased $15 million during the six months ended June 30, 2021, when compared to the same period in the prior year, primarily due to a decrease in bad debt expense and to a lesser extent third-party professional service costs, partially offset by an increase in certain non-income related taxes.

Restructuring and other related reorganization costs. During the three and six months ended June 30, 2020, Tripadvisor recorded $33 million and $42 million, respectively, of restructuring and other related reorganization costs related to employee severance and related benefits. In response to the COVID-19 pandemic, during the second quarter of 2020, Tripadvisor committed to restructuring actions intended to reinforce its financial position, reduce its cost structure, and improve operational efficiencies, which resulted in headcount reductions. In addition, Tripadvisor engaged in a smaller scale restructuring action in the first quarter of 2020 to reduce its cost structure and improve its operational efficiencies, which resulted in headcount reductions for which it recognized $9 million in restructuring and other related reorganization costs. No further restructuring costs were incurred during the three and six months ended June 30, 2021.

Impairment of goodwill and intangible assets.  Due to the impact of COVID-19 on Tripadvisor’s operating results, and a sustained decline in Tripadvisor’s stock price during 2020, impairments of $250 million for trademarks and $297 million for goodwill were recorded during the three months ended June 30, 2020.

Operating Income (Loss).  Our consolidated operating losses decreased $674 million and $621 million during the three and six months ended June 30, 2021, respectively, when compared to the same periods in the prior year. Operating losses were impacted by the above explanations.

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

	Three months ended		Six months ended
	June 30,		June 30,
	2021	2020	2021	2020

	amounts in millions
Operating income (loss)	$(49)	(723)	(146)	(767)
Stock-based compensation	33	25	63	52
Depreciation and amortization	38	42	76	85
Restructuring charges	—	33	—	42
Impairment of goodwill and intangible assets	—	547	—	547
Adjusted OIBDA	$22	(76)	(7)	(41)

Adjusted OIBDA is summarized as follows:

	Three months ended		Six months ended
	June 30,		June 30,
	2021	2020	2021	2020

	amounts in millions
Adjusted OIBDA
Hotels, Media & Platform	$33	(33)	30	20
Experiences & Dining	(12)	(38)	(35)	(57)
Corporate and other	1	(5)	(2)	(4)
Consolidated TripCo	$22	(76)	(7)	(41)

Consolidated Adjusted OIBDA increased $98 million and $34 million during the three and six months ended June 30, 2021, respectively, when compared to the same periods in the prior year.  Hotels, Media & Platform Adjusted OIBDA increased $66 million and $10 million during the three and six months ended June 30, 2021, respectively, when compared to the same periods in the prior year. These increases were primarily due to increases in revenue, as noted above, partially offset by increases in direct selling and marketing expenses related to SEM and other online paid traffic acquisition costs in response to increasing consumer travel demand as travel restrictions ease, vaccination rates increase, and the travel industry recovers.

Experiences & Dining Adjusted OIBDA increased $26 million and $22 million during the three and six months ended June 30, 2021, respectively, when compared to the corresponding periods in the prior year.  The increase for the three month period was primarily due to an increase in revenue as noted above, partially offset by an increase in direct selling and marketing expenses related to SEM and other online paid traffic acquisition costs in response to increased consumer demand of experiences, tours, and restaurants due to the growing consumer travel demand recovery. The increase for the six month period was primarily due to a reduction in personnel costs as a result of workforce reductions related to Tripadvisor’s cost-reduction measures during 2020 in response to COVID-19, and, to a lesser extent, lower television advertising costs, office lease costs, and bad debt expense, partially offset by increased selling and marketing expenses related to SEM in response to increased consumer demand of experiences, tours and restaurants as part of the growing consumer travel demand recovery.

Corporate and other Adjusted OIBDA increased $6 million and $2 million during the three and six months ended June 30, 2021, respectively, when compared to the same periods in 2020. The increase for the three month period was primarily due to an increase in revenue as noted above, and, to a lesser extent, a reduction in personnel costs as a result of workforce reductions related to Tripadvisor’s cost-reduction measures during the first half of 2020 in response to COVID-19. The increase for the six month period was primarily due to a reduction in personnel costs as a result of workforce reductions related to Tripadvisor’s cost-reduction measures during the first half of 2020 in response to COVID-19, partially offset by a decrease in revenue, as noted above. Corporate and other Adjusted OIBDA also includes $2 million of TripCo level selling, general and administrative expenses for both of the three months ended June 30, 2021 and 2020, and $6 million of TripCo level selling, general and administrative expenses for both of the six months ended June 30, 2021 and 2020, respectively.

Other Income and Expense

Components of Other income (expense) are presented in the table below.

	Three months ended		Six months ended
	June 30,		June 30,
	2021	2020	2021	2020

	amounts in millions
Interest expense
Tripadvisor	$(11)	(7)	(22)	(9)
Corporate	(5)	—	(5)	(5)
Consolidated TripCo	$(16)	(7)	(27)	(14)
Realized and unrealized gains (losses) on financial instruments, net
Tripadvisor	$—	—	—	1
Corporate	172	(2)	107	(1)
Consolidated TripCo	$172	(2)	107	—
Other, net
Tripadvisor	$1	(21)	(1)	(20)
Corporate	—	(1)	—	(5)
Consolidated TripCo	$1	(22)	(1)	(25)

Interest expense.  Interest expense increased $9 million and $13 million for the three and six months ended June 30, 2021, respectively, when compared to the same periods in the prior year primarily due to Tripadvisor’s issuance of the 2025 Senior Notes (as defined in note 5 of the accompanying condensed consolidated financial statements) in July 2020, partially offset by lower average outstanding borrowings on Tripadvisor’s 2015 Credit Facility during the first half of 2021.

Realized and unrealized gains (losses) on financial instruments, net. Realized and unrealized gains (losses) on financial instruments, net increased $174 million and $107 million for the three and six months ended June 30, 2021, respectively, compared to the same periods in the prior year, primarily driven by unrealized gains of $136 million and $81 million, respectively, related to the VPF (described and defined in note 4 to the accompanying condensed consolidated financial statements), and unrealized gains of $36 million and $26 million, respectively, related to the TripCo Exchangeable Senior Debentures due 2051.

Other, net.  Other, net income increased $23 million and $24 million for the three and six months ended June 30, 2021, respectively, when compared to the same periods in the prior year.  The increases for the three and six months ended June 30, 2021 were primarily driven by a loss on the sale of a Tripadvisor business in the prior year and no similar loss in the current year.

Income taxes.  During the three months ended June 30, 2021 and 2020, we had earnings before income taxes of $108 million and losses before income taxes of $754 million, respectively, and we had income tax benefits of $6 million and $89 million, respectively.  During the six months ended June 30, 2021 and 2020, we had losses before income taxes of $67 million and $806 million, respectively, and we had income tax benefits of $23 million and $103 million, respectively. For the three months ended June 30, 2021, the Company recognized additional tax benefit related to unrealized gains attributable to the Company’s own stock which is not recognized for tax purposes and the recognition of deferred tax assets for basis differences in the stock of a consolidated subsidiary, partially offset by changes in effective foreign tax rates. For the three months ended June 30, 2020, the Company recognized additional tax expense related to the impairment of goodwill that is not deductible for tax purposes, partially offset by tax benefits related to state taxes.  For the six months ended June 30, 2021, the Company recognized additional tax benefit related to unrealized gains attributable to the Company’s own stock which is not recognized for tax purposes, the recognition of deferred tax assets for basis differences in the stock of a consolidated subsidiary, and earnings in foreign jurisdictions taxed at a rate lower than the U.S. federal tax rate of 21%, partially offset by an increase in the valuation allowance against certain deferred tax assets. For the six months ended June 30, 2020, the Company recognized additional tax expense related to the impairment of goodwill that is not deductible for tax purposes and changes in unrecognized tax benefits, partially offset by tax benefits related to state taxes and losses generated in 2020 that are eligible for carryback to tax years with federal income tax rates greater than the U.S. statutory tax rate of 21%.

Net earnings (loss).  We had net earnings of $114 million and losses of $665 million for the three months ended June 30, 2021 and 2020, respectively, and net losses of $44 million and $703 million for the six months ended June 30, 2021 and 2020, respectively. The changes in net earnings were the result of the above described fluctuations in our revenue and expenses.

Liquidity and Capital Resources

As of June 30, 2021, substantially all of our cash and cash equivalents consist of cash on hand in global financial institutions, money market funds and marketable securities with maturities of 90 days or less at the date of purchase.

The following are potential sources of liquidity: available cash balances, proceeds from asset sales, monetization of our investments, outstanding or anticipated debt facilities, debt and equity issuances, and dividend and interest receipts.

As of June 30, 2021, TripCo had a cash balance of $818 million. Approximately $775 million of the cash balance, at June 30, 2021, is held at Tripadvisor. Although TripCo has a 57% voting interest in Tripadvisor, Tripadvisor is a separate public company with a significant non-controlling interest, as TripCo has only a 21% economic interest in Tripadvisor. Even though TripCo controls Tripadvisor through its voting interest and board representation, decision making with respect to using Tripadvisor’s cash balances must consider Tripadvisor’s minority holders. Accordingly, any potential distributions of cash from Tripadvisor to TripCo would generally be on a pro rata basis based on economic ownership interests. Covenants in Tripadvisor’s debt instruments also restrict the payment of dividends and cash distributions to stockholders. Approximately $150 million of the Tripadvisor cash and cash equivalents balance is held by foreign subsidiaries, with approximately 59% located in the United Kingdom.  As of June 30, 2021, the significant majority of Tripadvisor’s cash was denominated in U.S. dollars. As of June 30, 2021, Tripadvisor had $438 million of cumulative undistributed earnings in foreign subsidiaries.  As a result of the Tax Act, foreign earnings may now generally be repatriated back to the U.S. without incurring U.S. federal income tax.  See the Company’s Form 10-K for the year ended December 31, 2020 for additional information.

2015 Credit Facility

Tripadvisor is party to a credit agreement with a group of lenders initially entered into in June 2015 (as amended, the “Credit Agreement”), which, among other things, provides for a $500 million revolving credit facility (the “2015 Credit Facility”) with a maturity date of May 12, 2024. As of June 30, 2021 and December 31, 2020, Tripadvisor had no outstanding borrowings and was in compliance with its covenants under the 2015 Credit Facility. While there can be no assurance that Tripadvisor will be able to meet the leverage ratio covenant after the Leverage Covenant Holiday (as defined in note 5 of the accompanying condensed consolidated financial statements) ceases, based on its current projections, Tripadvisor does not believe there is a material risk it will not remain in compliance throughout the next twelve months.

	Six months ended
	June 30,
	2021	2020

	amounts in millions
Cash flow information
Tripadvisor cash provided (used) by operating activities	$106	(148)
Corporate cash provided (used) by operating activities	(5)	(15)
Net cash provided (used) by operating activities	$101	(163)

Tripadvisor cash provided (used) by investing activities	$(26)	(34)
Corporate cash provided (used) by investing activities	—	(1)
Net cash provided (used) by investing activities	$(26)	(35)

Tripadvisor cash provided (used) by financing activities	$281	561
Corporate cash provided (used) by financing activities	43	5
Net cash provided (used) by financing activities	$324	566

During the six months ended June 30, 2021, TripCo’s primary source of cash was $330 million of debt borrowings, partially offset by $281 million related to the repurchase of 42% of the outstanding Series A Preferred Stock.  Tripadvisor’s primary source of cash was $345 million of debt borrowings and cash provided by operating activities, partially offset by $35 million for payments related to its Capped Calls (defined and described in note 5 of the accompanying condensed consolidated financial statements) and $29 million related to payments of withholding taxes on net share settlement of equity awards.

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

Tripadvisor believes that its available cash and cash equivalents will be sufficient to fund Tripadvisor’s foreseeable working capital requirements, capital expenditures, existing business growth initiatives, debt and interest obligations, lease commitments and other financial commitments through at least the next twelve months. Tripadvisor’s future capital requirements may also include capital needs for acquisitions, and/or other expenditures in support of its business strategy, and may potentially reduce Tripadvisor’s cash balance and/or increase its borrowings under its 2015 Credit Facility or to seek other financing alternatives. In addition, Tripadvisor’s capital requirements may increase due to the continued impact of the COVID-19 pandemic, including variants, which has resulted in reduced revenue and operating cash flows for Tripadvisor, and the extent and duration to which it may continue to impact Tripadvisor’s business remains unclear. Given the continued uncertainty in the uneven market and economic conditions related to the COVID-19 pandemic, Tripadvisor will continue to evaluate the nature and extent of the impact to its liquidity and capital requirements, and therefore its capital structure.

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

We are exposed to changes in interest rates primarily as a result of our borrowing and investment activities, which include investments in fixed and floating rate debt instruments and borrowings used to maintain liquidity and to fund business operations. The nature and amount of our long-term and short-term debt are expected to vary as a result of future requirements, market conditions and other factors. We expect to manage our exposure to interest rates by maintaining what we believe is an appropriate mix of fixed and variable rate debt. We believe this best protects us from interest rate risk. We expect to achieve this mix by (i) issuing fixed rate debt that we believe has a low stated interest rate and significant term to maturity, (ii) issuing variable rate debt with appropriate maturities and interest rates, and (iii) entering into interest rate swap arrangements when we deem appropriate. As of June 30, 2021, our debt is comprised of the following amounts:

	Variable rate debt		Fixed rate debt
	Principal	Weighted avg	Principal	Weighted avg
	amount	interest rate	amount	interest rate

	amount in millions
Tripadvisor	$—	NA	845	4.2%
TripCo debt	$ NA	NA	371	0.6%

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

Item 4. Controls and Procedures.

In accordance with Rules 13a-15 and 15d-15 under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), the Company carried out an evaluation, under the supervision and with the participation of management, including its chief executive officer and its principal accounting and financial officer (the "Executives"), of the effectiveness of its disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, the Executives concluded that the Company's disclosure controls and procedures were effective as of June 30, 2021 to provide reasonable assurance that information required to be disclosed in its reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms.

There has been no change in the Company's internal control over financial reporting that occurred during the three months ended June 30, 2021 that has materially affected, or is reasonably likely to materially affect, its internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

No shares of Liberty TripAdvisor Holdings, Inc. Series A common stock or Series B common stock were surrendered by our officers and employees to pay withholding taxes and other deductions in connection with the vesting or exercise of restricted stock, restricted stock units or options during the three months ended June 30, 2021.

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

LIBERTY TRIPADVISOR HOLDINGS, INC.

Date: August 5, 2021	By:	/s/ GREGORY B. MAFFEI
Gregory B. Maffei Chairman, President and Chief Executive Officer

Date: August 5, 2021	By:	/s/ BRIAN J. WENDLING
Brian J. Wendling Senior Vice President and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

II-3