Form 10-Q
period 2021-09-30
Liberty TripAdvisor Holdings, Inc.
filed 2021-11-08
CIK 1606745

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2021

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

Indicate by check mark whether the registrant is a shell company as defined in Rule 12b-2 of the Exchange Act. Yes ☐  No ☒

The number of outstanding shares of Liberty TripAdvisor Holdings, Inc. common stock as of October 31, 2021 was:

	Series A	Series B
Liberty TripAdvisor Holdings, Inc. common stock	72,290,228	3,216,047

Part I – Financial Information

LIBERTY TRIPADVISOR HOLDINGS, INC.

Condensed Consolidated Balance Sheets

(unaudited)

	September 30,	December 31,
	2021	2020

	amounts in millions
Assets
Current assets:
Cash and cash equivalents	$722	423
Accounts receivable and contract assets, net of allowance for credit losses of $32 million and $33 million, respectively	198	83
Income taxes receivable	52	50
Other current assets	28	23
Total current assets	1,000	579
Property and equipment, net	121	132
Intangible assets not subject to amortization:
Goodwill	2,224	2,240
Trademarks	730	732
	2,954	2,972
Intangible assets subject to amortization, net	149	202
Other assets, at cost, net of accumulated amortization	193	201
Total assets	$4,417	4,086

(continued)

See accompanying notes to condensed consolidated financial statements.

LIBERTY TRIPADVISOR HOLDINGS, INC.

Condensed Consolidated Balance Sheets (Continued)

(unaudited)

	September 30,	December 31,
	2021	2020

	amounts in millions
Liabilities and Equity
Current liabilities:
Deferred merchant and other payables	$145	54
Deferred revenue	39	28
Accrued liabilities and other current liabilities	180	160
Total current liabilities	364	242
Long-term debt, including $276 million measured at fair value as of September 30, 2021 (note 5)	1,149	532
Deferred income tax liabilities	150	180
Financial instrument liabilities (note 4)	137	14
Preferred stock liability (note 6)	208	—
Other liabilities	320	339
Total liabilities	2,328	1,307
Redeemable preferred stock, $.01 par value. Authorized shares 50,000,000; issued and outstanding 187,414 shares at September 30, 2021 and 325,000 shares at December 31, 2020 (note 6)	—	472
Equity:
Series A common stock, $.01 par value. Authorized 200,000,000 shares; issued and outstanding 72,290,228 shares at September 30, 2021 and 72,227,256 at December 31, 2020	1	1
Series B common stock, $.01 par value. Authorized shares 7,500,000; issued and outstanding 3,216,047 shares at September 30, 2021 and 2,973,665 December 31, 2020	—	—
Series C common stock, $.01 par value. Authorized 200,000,000 shares; no shares issued.	—	—
Additional paid-in capital	286	257
Accumulated other comprehensive earnings (loss), net of taxes	(18)	(23)
Retained earnings (deficit)	(513)	(278)
Total stockholders' equity	(244)	(43)
Noncontrolling interests in equity of subsidiaries	2,333	2,350
Total equity	2,089	2,307
Commitments and contingencies (note 8)
Total liabilities, redeemable preferred stock and equity	$4,417	4,086

See accompanying notes to condensed consolidated financial statements.

LIBERTY TRIPADVISOR HOLDINGS, INC.

Condensed Consolidated Statements of Operations

(unaudited)

	Three months ended		Nine months ended
	September 30,		September 30,
	2021	2020	2021	2020

	amounts in millions, except
	per share amounts
Total revenue, net	$303	151	661	488
Operating costs and expenses:
Operating expense, including stock-based compensation (note 2)	75	59	215	208
Selling, general and administrative, including stock-based compensation (note 2)	188	107	476	388
Depreciation and amortization	36	41	112	126
Restructuring and other related reorganization costs	—	—	—	42
Impairment of goodwill and intangible assets	—	3	—	550
	299	210	803	1,314
Operating income (loss)	4	(59)	(142)	(826)
Other income (expense):
Interest expense	(16)	(13)	(43)	(27)
Realized and unrealized gains (losses) on financial instruments, net	82	(1)	189	(1)
Other, net	(1)	1	(2)	(24)
	65	(13)	144	(52)
Earnings (loss) before income taxes	69	(72)	2	(878)
Income tax (expense) benefit	(1)	12	22	115
Net earnings (loss)	68	(60)	24	(763)
Less net earnings (loss) attributable to noncontrolling interests	(4)	(43)	(111)	(563)
Net earnings (loss) attributable to Liberty TripAdvisor Holdings, Inc. shareholders	$72	(17)	135	(200)

Net earnings (loss) available to common shareholders (note 3)	$72	(34)	(235)	(247)

Basic net earnings (loss) attributable to Series A and Series B Liberty TripAdvisor Holdings, Inc. shareholders per common share (note 3):	$0.95	(0.45)	(3.13)	(3.29)
Diluted net earnings (loss) attributable to Series A and Series B Liberty TripAdvisor Holdings, Inc. shareholders per common share (note 3):	$0.94	(0.45)	(3.13)	(3.29)

See accompanying notes to condensed consolidated financial statements.

LIBERTY TRIPADVISOR HOLDINGS, INC.

Condensed Consolidated Statements of Comprehensive Earnings (Loss)

(unaudited)

	Three months ended		Nine months ended
	September 30,		September 30,
	2021	2020	2021	2020

	amounts in millions
Net earnings (loss)	$68	(60)	24	(763)
Other comprehensive earnings (loss), net of taxes:
Foreign currency translation adjustments	(11)	16	(20)	2
Credit risk on fair value debt instruments gains (losses)	—	—	8	—
Reclassification adjustment for net losses included in net income	2	—	2	1
Other comprehensive earnings (loss)	(9)	16	(10)	3
Comprehensive earnings (loss)	59	(44)	14	(760)
Less comprehensive earnings (loss) attributable to the noncontrolling interests	(12)	(31)	(126)	(561)
Comprehensive earnings (loss) attributable to Liberty TripAdvisor Holdings, Inc. shareholders	$71	(13)	140	(199)

See accompanying notes to condensed consolidated financial statements.

LIBERTY TRIPADVISOR HOLDINGS, INC.

Condensed Consolidated Statements of Cash Flows

(unaudited)

	Nine months ended
	September 30,
	2021	2020

	amounts in millions
Cash flows from operating activities:
Net earnings (loss)	$24	(763)
Adjustments to reconcile net earnings (loss) to net cash provided by operating activities
Depreciation and amortization	112	126
Stock-based compensation	93	81
Realized and unrealized (gains) losses on financial instruments, net	(189)	1
Impairment of goodwill and intangible assets	—	550
Deferred income tax expense (benefit)	(29)	(62)
Other charges (credits), net	15	29
Changes in operating assets and liabilities
Current and other assets	(96)	66
Payables and other liabilities	105	(227)
Net cash provided (used) by operating activities	35	(199)
Cash flows from investing activities:
Capital expended for property and equipment, including internal-use software and website development	(40)	(46)
Other investing activities, net	(1)	(1)
Net cash provided (used) by investing activities	(41)	(47)
Cash flows from financing activities:
Borrowings of debt	675	1,240
Repayments of debt	—	(1,052)
Repurchase of Series A Preferred Stock	(281)	—
Shares repurchased by subsidiary	—	(115)
Payment of withholding taxes on net share settlements of equity awards	(39)	(18)
Issuance of redeemable preferred stock	—	325
Subsidiary purchase of capped calls	(35)	—
Other financing activities, net	(8)	(26)
Net cash provided (used) by financing activities	312	354
Effect of foreign currency exchange rates on cash, cash equivalents and restricted cash	(7)	4
Net increase (decrease) in cash, cash equivalents and restricted cash	299	112
Cash, cash equivalents and restricted cash at beginning of period	423	341
Cash, cash equivalents and restricted cash at end of period	$722	453

See accompanying notes to condensed consolidated financial statements.

LIBERTY TRIPADVISOR HOLDINGS, INC.

Condensed Consolidated Statements of Equity

(unaudited)

	Stockholders' equity

					Accumulated		Noncontrolling
				Additional	other		interest in
	Common Stock			paid-in	comprehensive	Retained	equity of	Total
	Series A	Series B	Series C	capital	earnings (loss)	earnings	subsidiaries	equity

	amounts in millions
Balance at January 1, 2021	$1	—	—	257	(23)	(278)	2,350	2,307
Net earnings (loss)	—	—	—	—	—	135	(111)	24
Other comprehensive earnings (loss)	—	—	—	—	5	—	(15)	(10)
Stock-based compensation	—	—	—	25	—	—	78	103
Withholding taxes on net share settlements of stock-based compensation	—	—	—	(39)	—	—	—	(39)
Shares issued by subsidiary	—	—	—	(9)	—	—	17	8
Preferred stock adjustment (note 6)	—	—	—	—	—	(370)	—	(370)
Subsidiary purchase of capped calls, net of tax (note 5)	—	—	—	(6)	—	—	(20)	(26)
Preferred stock repurchased with subsidiary shares (note 6)	—	—	—	58	—	—	34	92
Balance at September 30, 2021	$1	—	—	286	(18)	(513)	2,333	2,089

	Stockholders' equity

					Accumulated		Noncontrolling
				Additional	other		interest in
	Common Stock			paid-in	comprehensive	Retained	equity of	Total
	Series A	Series B	Series C	capital	earnings (loss)	earnings	subsidiaries	equity

	amounts in millions
Balance at June 30, 2021	$1	—	—	290	(17)	(585)	2,318	2,007
Net earnings (loss)	—	—	—	—	—	72	(4)	68
Other comprehensive earnings (loss)	—	—	—	—	(1)	—	(8)	(9)
Stock-based compensation	—	—	—	8	—	—	25	33
Withholding taxes on net share settlements of stock-based compensation	—	—	—	(10)	—	—	—	(10)
Shares issued by subsidiary	—	—	—	(2)	—	—	2	—
Balance at September 30, 2021	$1	—	—	286	(18)	(513)	2,333	2,089

	Stockholders' equity

					Accumulated		Noncontrolling
				Additional	other		interest in
	Common Stock			paid-in	comprehensive	Retained	equity of	Total
	Series A	Series B	Series C	capital	earnings (loss)	earnings	subsidiaries	equity

	amounts in millions
Balance at January 1, 2020	$1	—	—	237	(29)	111	2,981	3,301
Net earnings (loss)	—	—	—	—	—	(200)	(563)	(763)
Other comprehensive earnings (loss)	—	—	—	—	1	—	2	3
Stock-based compensation	—	—	—	23	—	—	70	93
Withholding taxes on net share settlements of stock-based compensation	—	—	—	(18)	—	—	—	(18)
Shares repurchased by subsidiary	—	—	—	17	—	—	(132)	(115)
Preferred stock adjustment	—	—	—	—	—	(47)	—	(47)
Other, net	—	—	—	(8)	—	(1)	6	(3)
Balance at September 30, 2020	$1	—	—	251	(28)	(137)	2,364	2,451

	Stockholders' equity

					Accumulated		Noncontrolling
				Additional	other		interest in
	Common Stock			paid-in	comprehensive	Retained	equity of	Total
	Series A	Series B	Series C	capital	earnings (loss)	earnings	subsidiaries	equity

	amounts in millions
Balance at June 30, 2020	$1	—	—	244	(32)	(103)	2,372	2,482
Net earnings (loss)	—	—	—	—	—	(17)	(43)	(60)
Other comprehensive earnings (loss)	—	—	—	—	4	—	12	16
Stock-based compensation	—	—	—	8	—	—	23	31
Withholding taxes on net share settlements of stock-based compensation	—	—	—	(1)	—	—	—	(1)
Preferred stock adjustment	—	—	—	—	—	(17)	—	(17)
Balance at September 30, 2020	$1	—	—	251	(28)	(137)	2,364	2,451

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

While we have seen varying degrees of containment of the virus in various countries and positive signs of growing travel demand recovery, the degree of containment and the recovery in travel has varied both region-to-region on a global basis, as well as state-to-state in the U.S. For example, as COVID-19 cases resurge or as new variants are identified, government restrictions and mandates were reinstated in certain geographies globally. Tripadvisor does not know the future path or rate of global or regional COVID-19 transmission, including various existing COVID-19 variants (e.g., the Delta variant) or any possible future variants, nor does it have visibility into when remaining or reinstated restrictions will be lifted, and where additional restrictions may be implemented or reinstated in the future due to resurgence of the virus. Correspondingly, Tripadvisor still does not have forward-looking visibility into the long-term impacts related to consumer demand for travel, usage patterns on its platform, and travel behavior patterns when all travel bans and other government restrictions and mandates are fully lifted.

In the fourth quarter of 2020, multiple COVID-19 vaccines were approved for widespread distribution throughout various parts of the world, including the United States and Europe, and in the first quarter of 2021, vaccination distribution programs were initiated around the world. Vaccine programs in Tripadvisor’s largest markets, the U.S. and Europe, appear to be progressing well, and Tripadvisor expects the same for much of the rest of the world. Tripadvisor is encouraged by these developments, however the timing of widespread vaccine distributions, efficacy against any future or recent variants

LIBERTY TRIPADVISOR HOLDINGS, INC.

Notes to Condensed Consolidated Financial Statements

(unaudited)

(e.g., the Delta variant) of COVID-19, whether there will be resurgences of the virus and subsequent government restrictions, the extent and effectiveness of containment actions taken, and whether consumers demand for travel and hospitality services will continue to be negatively impacted remain uncertain. Therefore, the continuing extent of the impact of the COVID-19 pandemic on Tripadvisor’s business, results of operations, liquidity and financial condition remains uncertain, and is dependent on future developments that cannot be accurately predicted at this time. Tripadvisor continues to believe the travel, leisure, hospitality, and restaurant industries (collectively, the “travel industry”), and Tripadvisor’s financial results, will continue to be adversely and materially affected while the pandemic continues, new variants emerge, and lingering travel bans and other government restrictions and mandates continue to remain in place or be reinstated, all of which negatively impact consumer demand, sentiment and discretionary spending patterns.

In addition, due to the impact of COVID-19 on Tripadvisor’s business, which led to unfavorable working capital trends and material negative operating cash flow during the year ended December 31, 2020, Tripadvisor did not experience its typical seasonal pattern for revenue and profit during the calendar quarters within the year ended December 31, 2020. Although consumer demand, traveler hotel and rental stays, and travel activities and experiences taken generally remain materially lower than historic levels, these trends have improved during 2021, particularly in the second and third quarters of 2021, resulting in increased revenue, and working capital and operating cash flow more akin to typical historical seasonality trends. However, it is difficult to predict the seasonality for the upcoming quarters, given the sustained uncertainty related to the continued economic impact of the COVID-19 pandemic, and the ultimate shape and timing of a recovery in Tripadvisor’s key markets. In addition, significant shifts in Tripadvisor’s business mix or adverse economic conditions could result in future seasonal patterns that are different from historical trends.

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

Under these agreements, approximately $1 million was reimbursable to Liberty Media for both of the three months ended September 30, 2021 and 2020, and approximately $3 million was reimbursable to Liberty Media for both of the nine months ended September 30, 2021 and 2020.

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

Included in the accompanying condensed consolidated statements of operations are the following amounts of stock-based compensation, the majority of which relates to Tripadvisor as discussed below:

	Three months ended		Nine months ended
	September 30,		September 30,
	2021	2020	2021	2020

	amounts in millions
Operating expense	$11	12	36	33
Selling, general and administrative expense	19	17	57	48
	$30	29	93	81

Stock-based compensation expense related to Tripadvisor was $29 million and $28 million for the three months ended September 30, 2021 and 2020, respectively, and $89 million and $80 million for the nine months ended September 30, 2021 and 2020, respectively.

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

			Weighted
			average
			remaining	Aggregate
			contractual	intrinsic
	Series A	WAEP	life	value
	in thousands		in years	in millions
Outstanding at January 1, 2021	1,086	$7.78
Granted	53	$5.65
Exercised	—	$—
Forfeited/Cancelled	(1)	$35.05
Outstanding at September 30, 2021	1,138	$7.67	5.2	$—
Exercisable at September 30, 2021	366	$14.33	3.2	$—

Weighted
average
			remaining	Aggregate
			contractual	intrinsic
	Series B	WAEP	life	value
	in thousands		in years	in millions
Outstanding at January 1, 2021	2,397	$21.93
Granted	—	$—
Exercised	—	$—
Forfeited/Cancelled	—	$—
Outstanding at September 30, 2021	2,397	$21.93	4.0	$16
Exercisable at September 30, 2021	2,397	$21.93	4.0	$16

During the nine months ended September 30, 2021, TripCo granted 154 thousand performance-based RSUs of Series B TripCo common stock to our CEO in connection with his employment agreement. The RSUs had a GDFV of $7.07 per share at the time they were granted.  The RSUs cliff vest one year from the month of grant, subject to the satisfaction of certain performance objectives. Performance objectives, which are subjective, are considered in determining the timing and amount of the compensation expense recognized. When the satisfaction of the performance objectives becomes probable, the Company records compensation expense. The probability of satisfying the performance objectives is assessed at the end of each reporting period.

As of September 30, 2021, the total unrecognized compensation cost related to unvested Awards was approximately $6.3 million. Such amount will be recognized in the Company's condensed consolidated statements of operations over a weighted average period of approximately 2.6 years.

As of September 30, 2021, TripCo reserved 3.5 million shares of Series A and Series B common stock for issuance under exercise privileges of outstanding stock Awards.

LIBERTY TRIPADVISOR HOLDINGS, INC.

Notes to Condensed Consolidated Financial Statements

(unaudited)

Tripadvisor Equity Grant Awards

The following table presents the number and WAEP of the Awards to purchase Tripadvisor common stock (“TRIP common stock”) granted to certain officers, employees and directors of Tripadvisor.

			Weighted
			average
	TripAdvisor		remaining	Aggregate
	stock		contractual	intrinsic
	options	WAEP	life	value
	in thousands		in years	in millions
Outstanding at January 1, 2021	5,615	$46.31
Granted	752	$45.67
Exercised	(691)	$34.13
Cancelled or expired	(201)	$43.92
Outstanding at September 30, 2021	5,475	$47.85	5.1	$7
Exercisable at September 30, 2021	3,781	$51.66	3.8	$4

The weighted average GDFV of options granted was $20.24 per share for the nine months ended September 30, 2021.

As of September 30, 2021, the total unrecognized compensation cost related to unvested Tripadvisor stock options was approximately $21 million and will be recognized over a weighted average period of approximately 2.4 years. The total intrinsic value of stock options exercised was $8 million and not material for the nine months ended September 30, 2021 and 2020, respectively.

Additionally, during the nine months ended September 30, 2021, Tripadvisor granted approximately 3 million units, vested and released approximately 4 million units, and had cancellations of approximately 1 million units, which included primarily service-based RSUs, as well as a limited number of market-based restricted stock units (“MSUs”) under the 2018 Stock and Annual Incentive Plan. The RSUs’ fair value was measured based on the quoted price of TRIP common stock at the date of grant. As the MSUs provide for vesting based upon Tripadvisor’s total shareholder return, or “TSR,” performance, the potential outcomes of future stock prices and TSR of Tripadvisor and the Nasdaq Composite Total Return Index, was used to calculate the GDFV of these awards. The weighted average GDFV for RSUs and MSUs granted, vested and released, and cancelled during the nine months ended September 30, 2021 was $44.90 per share, $31.66 per share, and $36.10 per share, respectively. As of September 30, 2021, the total unrecognized compensation cost related to Tripadvisor RSUs and MSUs was approximately $153 million and will be recognized over a weighted average period of approximately 2.4 years.

During the second and third quarters of 2020, Tripadvisor’s Compensation Committee of its Board of Directors approved a modification of Tripadvisor’s annual RSU grants issued to its employees in the first quarter of 2020, which consisted of reducing the original grant-date vesting period from four years to two years. This modification resulted in the acceleration and recognition of an additional $6 million and $11 million of stock compensation expense during the three and nine months ended September 30, 2020, respectively, given the modified vesting term.  There was no change to the original fair value of the impacted RSUs as a result of the modification.

(3) Earnings (Loss) Per Common Share (EPS)

Basic earnings (loss) per common share (“EPS”) is computed by dividing net earnings (loss) attributable to common shareholders by the weighted average number of common shares outstanding (“WASO”) for the period. Diluted EPS presents the dilutive effect on a per share basis of potential common shares as if they had been converted at the beginning of the periods presented. Excluded from EPS for each of the three and nine months ended September 30, 2021 and the three and nine months ended September 30, 2020, are 1 million of potential common shares due to stock options, because their inclusion would be antidilutive. Also excluded from EPS for the nine months ended September 30, 2021, and both of

LIBERTY TRIPADVISOR HOLDINGS, INC.

Notes to Condensed Consolidated Financial Statements

(unaudited)

the three and nine months ended September 30, 2020, because their inclusion would be antidilutive, were 4 million and 13 million shares, respectively, that were contingently issuable at the Company’s election pursuant to an exercise of the Put Option (defined and described in note 6), as calculated in accordance with the terms of the Certificate of Designations for the Series A Preferred Stock. On March 29, 2021, pursuant to the Repurchase Agreement (described and defined in note 6), the Put Option no longer exists. The contingently issuable shares pursuant to the Put Option were calculated for the period that the Put Option was outstanding.

	Liberty TripAdvisor Holdings Common Stock
	Three months ended		Nine months ended
	September 30,		September 30,
	2021	2020	2021	2020

	number of shares in millions
Numerator
Net earnings (loss) attributable to Liberty TripAdvisor Holdings, Inc. shareholders	$72	(17)	135	(200)
Less: Series A Preferred Stock carrying value adjustment and transaction costs	—	17	370	47
Net earnings (loss) available to common shareholders	$72	(34)	(235)	(247)
Denominator
Basic WASO	76	75	75	75
Potentially dilutive shares	1	1	2	1
Diluted WASO	77	76	77	76

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

The Company’s assets and liabilities measured at fair value are as follows:

	September 30, 2021			December 31, 2020
		Quoted prices	Significant		Quoted prices	Significant
		in active	other		in active	other
		markets for	observable		markets for	observable
		identical assets	inputs		identical assets	inputs
Description	Total	(Level 1)	(Level 2)	Total	(Level 1)	(Level 2)

	amounts in millions
Cash equivalents	$38	38	—	4	4	—
TripCo Exchangeable Senior Debentures due 2051	$276	—	276	NA	NA	NA
Financial instrument liabilities	$137	—	137	14	—	14

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

LIBERTY TRIPADVISOR HOLDINGS, INC.

Notes to Condensed Consolidated Financial Statements

(unaudited)

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

Realized and Unrealized Gains (Losses) on Financial Instruments

Realized and unrealized gains (losses) on financial instruments are comprised of changes in the fair value of the following:

	Three months ended		Nine months ended
	September 30,		September 30,
	2021	2020	2021	2020

	amounts in millions
TripCo Exchangeable Senior Debentures due 2051	15	—	41	—
Financial instrument liabilities	66	(1)	147	(2)
Tripadvisor foreign currency forward contracts	1	—	1	1
	$82	(1)	189	(1)

The Company has elected to account for the Debentures using the fair value option. Changes in the fair value of the Debentures and financial instrument liabilities recognized in the condensed consolidated statement of operations are primarily due to market factors primarily driven by changes in the fair value of the underlying shares of the financial instruments. During the nine months ended September 30, 2021, the fair value adjustment recognized in the condensed consolidated statement of operations included approximately $5 million of debt issuance costs related to the Debentures. The Company isolates the portion of the unrealized gain (loss) attributable to the change in the instrument specific credit risk and recognizes such amount in other comprehensive earnings (loss).  The change in the fair value of the Debentures attributable to changes in the instrument specific credit risk was a gain of less than $1 million and a gain of $8 million for the three and nine months ended September 30, 2021, respectively.

LIBERTY TRIPADVISOR HOLDINGS, INC.

Notes to Condensed Consolidated Financial Statements

(unaudited)

(5) Debt

Outstanding debt at September 30, 2021 and December 31, 2020 is summarized as follows:

	September 30,	December 31,
	2021	2020

	amounts in millions
TripCo Exchangeable Senior Debentures due 2051	$276	—
TripCo variable prepaid forward	41	41
Tripadvisor Credit Facilities	—	—
Tripadvisor Senior Notes due 2025	500	500
Tripadvisor Convertible Senior Notes due 2026	345	—
Deferred financing costs	(13)	(9)
Total consolidated TripCo debt	1,149	532
Debt classified as current	—	—
Total long-term debt	$1,149	532

TripCo Exchangeable Senior Debentures due 2051

On March 25, 2021, TripCo issued $300 million aggregate original principal amount of its 0.50% exchangeable senior debentures due 2051 (the “Debentures”).  Pursuant to the terms of the offering, on March 31, 2021, the initial purchasers notified the Company of their intention to exercise the option to purchase $30 million aggregate original principal amount of additional Debentures. The additional Debentures were issued on April 5, 2021. Upon an exchange of Debentures, TripCo, at its option, may deliver shares of TRIP common stock or the value thereof in cash or a combination of shares of TRIP common stock and cash. Initially, 14.3299 shares of TRIP common stock are attributable to each $1,000 original principal amount of Debentures, representing an initial exchange price of approximately $69.78 for each share of TRIP common stock. A total of approximately 4.7 million shares of TRIP common stock are attributable to the Debentures. Interest is payable quarterly on March 31, June 30, September 30 and December 31 of each year, commencing June 30, 2021. The Debentures may be redeemed by TripCo, in whole or in part, on or after March 27, 2025. Holders of Debentures also have the right to require TripCo to purchase their Debentures on March 27, 2025. The redemption and purchase price will generally equal 100% of the adjusted principal amount of the Debentures plus accrued and unpaid interest to the redemption date, plus any final period distribution. As of September 30, 2021, a holder of the Debentures does not have the ability to exchange and, accordingly, the Debentures are classified as long-term debt in the consolidated balance sheet.

TripCo used a portion of the net proceeds from the sale of the Debentures to fund the cash portion of the purchase price for the repurchase of a portion of the Series A Preferred Stock (see note 6 below).

Variable Prepaid Forward

In connection with the VPF entered into on March 9, 2020, as described in note 4, TripCo received a prepayment of $34 million on March 17, 2020. The term of the VPF is three years. At maturity, the accreted loan amount due will be approximately $42 million.  As of September 30, 2021, 2.4 million shares of TRIP common stock, with a value of approximately $82 million, were pledged as collateral pursuant to the VPF contract.

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

Tripadvisor remained in the Leverage Covenant Holiday as of September 30, 2021. During the Leverage Covenant Holiday, any outstanding or future borrowings under the 2015 Credit Facility bear interest at LIBOR plus a 2.25% margin with a LIBOR floor of 1% per annum. Tripadvisor is also required to pay a quarterly commitment fee, at an applicable rate of 0.5%, on the daily unused portion of the 2015 Credit Facility for each fiscal quarter during the Leverage Covenant Holiday and also additional fees in connection with the issuance of letters of credit. Tripadvisor may borrow from the 2015 Credit Facility in U.S. dollars, Euros and British pounds. In addition, Tripadvisor’s 2015 Credit Facility includes $15 million of borrowing capacity available for letters of credit and $40 million for Swing Line borrowings on same-day notice. As of September 30, 2021, Tripadvisor had issued $3 million of outstanding letters of credit under the 2015 Credit Facility.

As of September 30, 2021 and December 31, 2020, Tripadvisor had no outstanding borrowings under the 2015 Credit Facility. For the three and nine months ended September 30, 2021, Tripadvisor recorded total interest expense and commitment fees on its 2015 Credit Facility of $1 million and $2 million, respectively, while for the three and nine months ended September 30, 2020, Tripadvisor recorded total interest expense and commitment fees on its 2015 Credit Facility of $2 million and $9 million, respectively, to interest expense on the condensed consolidated statement of operations. During the nine months ended September 30, 2020, Tripadvisor borrowed $700 million under the 2015 Credit Facility. These funds were drawn down as a precautionary measure to reinforce Tripadvisor’s liquidity position and preserve financial flexibility in light of uncertainty in the global markets resulting from COVID-19 and repaid by Tripadvisor during 2020.

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

As of September 30, 2021, Tripadvisor estimated the fair value of its outstanding 2025 Senior Notes to be approximately $531 million and considered the Senior Notes to be a “Level 2” fair value measurement. The estimated fair value of the 2025 Senior Notes was based on recently reported market transactions and prices for identical or similar financial instruments obtained from a third-party pricing source.

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

Tripadvisor accounts for the 2026 Convertible Senior Notes as a liability measured at its amortized cost, and no other features of the 2026 Convertible Senior Notes are bifurcated and recognized as a derivative. The net proceeds from the issuance of the 2026 Convertible Senior Notes were approximately $340 million, net of debt issuance costs of $5 million comprised primarily of the initial purchasers’ discount and Tripadvisor used a portion of the proceeds from the 2026 Convertible Senior Notes to enter into capped call transactions (discussed below). Tripadvisor intends to use the remainder of the net proceeds from this offering for general corporate purposes, which may include repayment of debt, including the partial redemption and/or purchase of its 2025 Senior Notes prior to maturity. The debt issuance costs will be amortized over the remaining term of the 2026 Convertible Senior Notes, using the effective interest rate method, and recorded to interest expense. During both the three and nine months ended September 30, 2021, the effective interest rate, including debt issuance costs, was approximately 0.55% and interest expense on the 2026 Convertible Senior Notes was not material.

LIBERTY TRIPADVISOR HOLDINGS, INC.

Notes to Condensed Consolidated Financial Statements

(unaudited)

The 2026 Convertible Senior Notes are unsecured and do not contain any financial covenants, restrictions on dividends, incurrence of senior debt or other indebtedness, or restrictions on the issuance or repurchase of securities by the Company.

As of September 30, 2021, Tripadvisor estimated the fair value of its outstanding 2026 Convertible Senior Notes to be approximately $312 million and considered the 2026 Convertible Senior Notes to be a “Level 2” fair value measurement. The estimated fair value of the 2026 Convertible Senior Notes was based on recently reported market transactions and prices for identical or similar financial instruments obtained from a third-party pricing source.

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

The Capped Calls cover, subject to anti-dilution adjustments substantially similar to those applicable to the conversion rate of the 2026 Convertible Senior Notes, the number of shares of TRIP common stock initially underlying the 2026 Convertible Senior Notes, or up to approximately 4.7 million shares of TRIP common stock. The Capped Calls are expected generally to reduce potential dilution to the common stock upon any conversion of 2026 Convertible Senior Notes and/or offset any potential cash payments Tripadvisor is required to make in excess of the principal amount of such converted 2026 Convertible Senior Notes, as the case may be, with such reduction and/or offset subject to a cap. The strike price of the Capped Calls is $73.81 per share, while the cap price of the Capped Calls will initially be $107.36 per share of TRIP common stock, which represents a premium of 100% over the last reported sale price of TRIP common stock of $53.68 per share on March 22, 2021, and is subject to certain customary adjustments under the terms of the Capped Calls.

The Capped Calls are considered indexed to Tripadvisor’s own stock and are considered equity under GAAP. The Capped Calls are reported as a reduction to additional paid-in-capital and noncontrolling interest in equity of subsidiaries within stockholders’ equity as of September 30, 2021. In addition, Tripadvisor recorded a deferred tax asset of $9 million during the three months ended March 31, 2021, as it made an income tax election allowable under Internal Revenue Service regulations in order to recover the cost of the Capped Calls as interest expense on the condensed consolidated statement of operations only over the term of the 2026 Convertible Senior Notes.

Debt Covenants

As of September 30, 2021, Tripadvisor and TripCo were in compliance with their debt covenants.

Recently Adopted Accounting Policies

In August 2020, the Financial Accounting Standards Board issued new accounting guidance which simplifies the accounting for convertible debt instruments by reducing the number of accounting models and embedded conversion features that could be recognized separately from the primary contract. The new accounting guidance requires a convertible debt instrument to be accounted for as a single liability measured at its amortized cost, as long as no other features require bifurcation and recognition as derivatives. The new accounting guidance requires an entity to use the if-converted method in the diluted earnings per share calculation for convertible instruments. This guidance is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2021, with early adoption permitted, including adoption in any interim period. We early adopted this new guidance in the first quarter of 2021 and there was no impact to any prior periods.

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

Restriction on transfer of Series A Preferred Stock

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

Common Stock

Series A common stock entitles the holders to one vote per share, Series B common stock entitles the holders to ten votes per share and Series C common stock, except as otherwise required by applicable law, entitles the holder to no voting rights.  As of September 30, 2021, no shares of Series C common stock have been issued. All series of TripCo common stock participate on an equal basis with respect to dividends and distributions.

Subsidiary Purchases of Common Stock

During the nine months ended September 30, 2020, Tripadvisor repurchased 4,707,450 shares of its outstanding common stock for $115 million in the aggregate. As of September 30, 2021, Tripadvisor had approximately $75 million remaining available to repurchase shares of its common stock under this share repurchase program.

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

LIBERTY TRIPADVISOR HOLDINGS, INC.

Notes to Condensed Consolidated Financial Statements

(unaudited)

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

	Three months ended		Nine months ended
	September 30,		September 30,
	2021	2020	2021	2020

	amounts in millions
Hotels, Media & Platform
TripAdvisor-branded hotels	$143	67	348	235
TripAdvisor-branded display and platform	29	13	69	52
Total Hotels, Media & Platform	172	80	417	287

Experiences & Dining	114	53	209	150
Corporate and other	17	18	35	51
Total Revenue	$303	151	661	488

LIBERTY TRIPADVISOR HOLDINGS, INC.

Notes to Condensed Consolidated Financial Statements

(unaudited)

The following table provides information about the opening and closing balances of accounts receivable and contract assets, net of allowance for credit losses, from contracts with customers:

	September 30, 2021	December 31, 2020

	amounts in millions
Accounts receivable	$151	70
Contract assets	47	13
Total	$198	83

Accounts receivable are recognized when the right to consideration becomes unconditional. Contract assets are rights to consideration in exchange for services that Tripadvisor has transferred to a customer when that right is conditional on something other than the passage of time, such as commission payments that are contingent upon the completion of the service by the principal in the transaction. Contract assets increased during the second and third quarters of 2021 as a result of typical seasonality, the recovery of consumer travel demand, and increased utilization of Tripadvisor’s cost-per-action model by travel partners.

Contract liabilities generally include payments received in advance of performance under the contract, and are realized as revenue as the performance obligation to the customer is satisfied, which Tripadvisor presents as deferred revenue on its consolidated balance sheets. As of January 1, 2021, Tripadvisor had $28 million recorded as deferred revenue on its condensed consolidated balance sheet, of which $4 million and $21 million were recognized as revenue during the three and nine months ended September 30, 2021, respectively. During the three months ended September 30, 2021, refunds due to cancellations by travelers were not material, while $3 million was refunded due to cancellations by travelers during the nine months ended September 30, 2021. As of January 1, 2020, Tripadvisor had $62 million recorded as deferred revenue in the condensed consolidated balance sheet, of which $5 million and $49 million were recognized as revenue and $1 million and $11 million were refunded due to cancellations by travelers during the three and nine months ended September 30, 2020, respectively. The difference between the opening and closing balances of Tripadvisor’s deferred revenue primarily results from the timing differences between when Tripadvisor receives customer payments and the time in which Tripadvisor satisfies its performance obligations. The difference between the opening and closing balances of Tripadvisor’s contract assets primarily results from the timing difference between when Tripadvisor satisfies its performance obligations and the time when the principal completes the service in the transaction. There were no significant changes in contract assets or deferred revenue during the three and nine months ended September 30, 2021 and 2020 related to business combinations, impairments, cumulative catch-ups or other material adjustments. However, to the extent the COVID-19 pandemic continues and/or new variants emerge, Tripadvisor may incur additional significant and unanticipated cancellations by consumers related to future travel, accommodations and tour bookings, which had been reserved by travelers and recorded as deferred revenue as of September 30, 2021 and December 31, 2020.

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

LIBERTY TRIPADVISOR HOLDINGS, INC.

Notes to Condensed Consolidated Financial Statements

(unaudited)

Adjusted OIBDA is summarized as follows:

	Three months ended		Nine months ended
	September 30,		September 30,
	2021	2020	2021	2020

	amounts in millions
Hotels, Media & Platform	$51	4	81	25
Experiences & Dining	10	1	(26)	(56)
Corporate and other	9	9	8	4
Consolidated TripCo	$70	14	63	(27)

In addition, we do not report assets, capital expenditures and related depreciation expense by segment as our Chief Operating Decision Maker (“CODM”) does not use this information to evaluate operating segments. Accordingly, we do not regularly provide such information by segment to our CODM.

The following table provides a reconciliation of Adjusted OIBDA to Operating income (loss) and Earnings (loss) before income taxes:

	Three months ended		Nine months ended
	September 30,		September 30,
	2021	2020	2021	2020

	amounts in millions
Adjusted OIBDA	$70	14	63	(27)
Stock-based compensation	(30)	(29)	(93)	(81)
Depreciation and amortization	(36)	(41)	(112)	(126)
Restructuring charges	—	—	—	(42)
Impairment of goodwill and intangible assets	—	(3)	—	(550)
Operating income (loss)	4	(59)	(142)	(826)
Interest expense	(16)	(13)	(43)	(27)
Realized and unrealized gains (losses), net	82	(1)	189	(1)
Other, net	(1)	1	(2)	(24)
Earnings (loss) before income taxes	$69	(72)	2	(878)

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Certain statements in this Quarterly Report on Form 10-Q constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, including statements regarding our business and marketing strategies; the impacts of the coronavirus pandemic (“COVID-19”); improvements in revenue; cost reduction measures and related impacts; covenant compliance; our projected sources and uses of cash; consumer demand; anticipated debt obligations; fluctuations in interest rates and foreign exchange rates; and the anticipated impact of certain contingent liabilities related to tax rules and other matters arising in the ordinary course of business. Forward-looking statements inherently involve many risks and uncertainties that could cause actual results to differ materially from those projected in these statements. Where, in any forward-looking statement, we express an expectation or belief as to future results or events, such expectation or belief is expressed in good faith and believed to have a reasonable basis, but such statements necessarily involve risks and uncertainties and there can be no assurance that the expectation or belief will result or be achieved or accomplished. The following include some but not all of the factors that could cause actual results or events to differ materially from those anticipated:

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

Overview

The accompanying financial statements and the other information herein refer to Liberty TripAdvisor Holdings, Inc. and its controlled subsidiaries as “TripCo,” “Consolidated TripCo,” the “Company,” “us,” “we” and “our” unless the context otherwise requires. We own an approximate 21% economic interest and 57% voting interest in Tripadvisor as of September 30, 2021. All significant intercompany accounts and transactions have been eliminated in the accompanying condensed consolidated financial statements.

In December 2019, COVID-19 was reported in Wuhan, China, and on March 11, 2020 was declared a global pandemic, followed by government travel restrictions and quarantine orders around the globe. The COVID-19 pandemic has caused a significant negative impact on the travel, leisure, hospitality, and restaurant industries (collectively, the “travel industry”) and consequently adversely and materially affected Tripadvisor’s business, results of operations, liquidity and financial condition during the three and nine months ended September 30, 2021 and 2020, as well as throughout the year ending December 31, 2020.  Among other impacts, COVID-19 has negatively impacted global consumer travel demand and consumers’ ability to travel and take part in other travel, leisure and dining activities, thereby causing many of Tripadvisor’s travel partners to operate at significantly reduced service levels.

Commencing in late February 2020 and progressively worsening through March 2020, Tripadvisor experienced a significant decline in user demand for its products and services as well as an increase in customer cancellations, concurrent with widespread travel restrictions imposed by governments and businesses in response to the COVID-19 pandemic. In the second half of March 2020 and throughout April 2020, significant year-over-year revenue declines generally stabilized across Tripadvisor’s segments and products, a trend which generally continued throughout the second quarter of 2020, although modestly improved during the third quarter of 2020.  Beginning in the fourth quarter of 2020, governments again, particularly in Europe, began to impose new restrictions to mitigate the spread of the virus, which again negatively impacted trends. The adverse impact to Tripadvisor’s business from COVID-19 was significant, albeit uneven at different points in time and in different geographies throughout 2020. These adverse impacts continued to negatively impact the travel industry and dampen consumer demand for Tripadvisor’s products and services at varied levels throughout 2021, although to a materially lesser extent in the second and third quarters of 2021 as the travel industry broadened its recovery.

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

In the fourth quarter of 2020, multiple COVID-19 vaccines were approved for widespread distribution throughout various parts of the world, including the United States and Europe, and in the first quarter of 2021, vaccination distribution programs were initiated around the world. Vaccine programs in Tripadvisor’s largest markets, the U.S. and Europe, appear to be progressing well, and Tripadvisor expects the same for much of the rest of the world. Tripadvisor is encouraged by these developments, although the timing and extent of widespread vaccine distributions on a global basis, and efficacy against recent variants (e.g., the Delta variant) and any future variants of COVID-19 remains unclear. In addition, the ultimate duration of the negative impact of COVID-19 on Tripadvisor’s results of operations, liquidity and financial condition remains uncertain and is dependent upon factors beyond Tripadvisor’s control, such as the continued transmission rate of COVID-19, including any new variants, and/or additional resurgences of existing variants, if any, the extent and effectiveness of containment actions taken, vaccine efficacy, and the ultimate impact of these and other factors on consumer demand for travel and usage patterns on Tripadvisor’s platform. Although uncertainty remains, Tripadvisor remains optimistic that the travel market will continue to improve during the remainder of 2021, driven by vaccination programs and what it believes to be continued significant pent-up consumer demand for travel industry services.

Traffic trends on Tripadvisor’s websites, a leading indicator of consumer travel demand, have improved since the trough of significant declines seen in the second half of March 2020 and throughout April 2020, as monthly unique users on Tripadvisor-branded websites for April 2020 were approximately 33% of the comparable period in 2019. By means of showing a comparison to a pre-COVID-19 timeframe, average monthly unique users on Tripadvisor-branded websites improved sequentially quarterly, as monthly unique users in the third quarter of 2021 were approximately 76% of 2019’s comparable period, in comparison to approximately 70% and 55% of 2019’s comparable periods during the second and first quarters of 2021, respectively, driven by vaccine progress, the easing of various government restrictions, albeit unevenly, and consumer travel demand’s improving recovery. In Europe, average monthly unique users increased significantly during the third quarter of 2021, reaching parity with the U.S., when compared to the same period in 2019. Monthly unique users in the rest of the world improved during the third quarter of 2021, when compared to the same periods in 2019, however, lagged behind the traffic recovery trends underway in the U.S. and Europe, and continued to be negatively and materially impacted by government restrictions put in place aimed to mitigate the spread of the virus throughout the third quarter of 2021.

Tripadvisor’s consolidated revenue for the three and nine months ended September 30, 2021 was $303 million, or an increase of 101%, and $661 million, or an increase of 35%, respectively, when compared to the same periods in 2020. Consistent with the improvement in Tripadvisor’s traffic trends and consumer demand, noted above, consolidated revenue for the three months ended September 30, 2021 increased 29% when compared to consolidated revenue for the three months ended June 30, 2021. In addition, by means of showing a comparison to a pre-COVID timeframe, consolidated revenue during the third quarter of 2021 was 71% of 2019’s comparable period, while consolidated revenue during the second quarter of 2021 was 56% of 2019’s comparable period. Revenue trends have also improved as 2021 has progressed, as consolidated revenue for September 2021 was approximately 68% of consolidated revenue for September 2019, compared to consolidated revenue for the months of April and May 2021 being approximately 46% and 53%, respectively, of consolidated revenue for April 2019 and May 2019. This increase in revenue was driven largely by continued strength in the U.S. marketplace, but also due to marked improvement in Europe, where revenue began accelerating in May 2021 and continued through the third quarter of 2021, reflecting a broadening travel industry recovery.

Although Tripadvisor cannot predict with certainty the full impact of the COVID-19 pandemic on its future financial results, it currently expects that the pandemic will continue to have a material, negative impact on its fourth quarter 2021 financial results.

In response to the impact of the COVID-19 pandemic, Tripadvisor took several steps to further strengthen its financial position and balance sheet and maintain financial liquidity and flexibility, including, but not limited to, restructuring activities, reducing its ongoing operating expenses and headcount, additional borrowings and issuances of debt, and amendments to its 2015 Credit Facility, all of which are described in more detail below.

During the first quarter of 2020, Tripadvisor borrowed $700 million under the 2015 Credit Facility (defined and described in note 5 to the accompanying condensed consolidated financial statements) as a precautionary measure to reinforce its liquidity position and preserve financial flexibility in light of uncertainty in the global markets resulting from COVID-19. Tripadvisor later repaid these borrowings in full in the third quarter of 2020, using proceeds from its 2025 Senior Notes (defined and described in note 5 to the accompanying condensed consolidated financial statements). In addition, during 2020, by means of amendments to its 2015 Credit Facility, Tripadvisor was able to secure, among other things, covenant relief in the form of suspending its leverage ratio covenant, until the earlier of the first day after June 30, 2021 through maturity on which borrowings and other revolving credit utilizations under the revolving commitments exceed $200 million, or such earlier date Tripadvisor may elect, when the leverage ratio covenant will then be reinstated. Tripadvisor also extended the maturity date of this facility to May 2024.  During 2020, Tripadvisor repaid amounts outstanding on the 2015 Credit Facility, and as of September 30, 2021 there were no outstanding borrowings under the 2015 Credit Facility.

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

Tripadvisor incurred pre-tax restructuring and related reorganization costs of $42 million during the nine months ended September 30, 2020, as a result of these measures.

Later in 2020, nearly all of Tripadvisor’s previously furloughed employees had returned to their jobs.  However, during the fourth quarter of 2020, Tripadvisor again furloughed approximately 400 employees, primarily in its European operations of TheFork. This action was taken by Tripadvisor as a direct result of the reinstatement of government restrictions related to restaurants in various countries within Europe in response to a resurgence of COVID-19 in those markets. As of September 30, 2021, nearly all of the Company’s previously furloughed employees had returned to their jobs.

Tripadvisor has continued to maintain a majority of these cost-reductions measures during the nine months ended September 30, 2021 and expects the majority of these costs savings to continue for the remainder of 2021.

In March 2020, the U.S. government enacted the Coronavirus Aid, Relief, and Economic Security Act (the “CARES

Act”), an emergency economic stimulus package enacted in response to the COVID-19 pandemic, which includes numerous income tax provisions, some of which are effective retroactively. During the three and nine months ended September 30, 2021, Tripadvisor did not record any income tax benefit under the CARES Act.  However, during the three and nine months ended September 30, 2020, Tripadvisor recorded income tax benefits of $3 million and $22 million, respectively, as a result of a loss carryback provision provided under the CARES Act.

In addition, certain governments have passed legislation to assist businesses during the COVID-19 pandemic through loans, wage subsidies, wage tax relief or other financial aid. Some governments have extended or are considering extending these programs. Tripadvisor has participated in several of these programs, including the CARES Act in the U.S., the United Kingdom's job retention scheme, as well as programs in other jurisdictions. During the three and nine months ended September 30, 2021, Tripadvisor recognized non-income tax related government grants and other assistance benefits of $2 million and $7 million, respectively, while during the three and nine months ended September 30, 2020, Tripadvisor recorded non-income tax related government grants and other assistance benefits of $3 million and $10 million, respectively, generally as a reduction of personnel and overhead costs in the condensed consolidated statements of operations.

On March 15, 2020, TripCo entered into an agreement with Certares LTRIP LLC, with respect to 325,000 shares of TripCo’s newly-created Series A Preferred Stock.  On March 29, 2021 and April 6, 2021, TripCo repurchased a portion of the Series A Preferred Stock.  See note 6 to the accompanying condensed consolidated financial statements.

Results of Operations—Consolidated—September 30, 2021 and 2020

General.  We provide in the tables below information regarding our consolidated Operating Results and Other Income and Expense.

	Three months ended		Nine months ended
	September 30,		September 30,
	2021	2020	2021	2020

	amounts in millions
Revenue
Hotels, Media & Platform	$172	80	417	287
Experiences & Dining	114	53	209	150
Corporate and other	17	18	35	51
Total revenue	303	151	661	488
Operating expense	64	47	179	175
SG&A	169	90	419	340
Stock-based compensation	30	29	93	81
Depreciation and amortization	36	41	112	126
Restructuring and other related reorganization costs	—	—	—	42
Impairment of goodwill and intangible assets	—	3	—	550
Operating income (loss)	4	(59)	(142)	(826)
Other income (expense):
Interest expense	(16)	(13)	(43)	(27)
Realized and unrealized gains (losses) on financial instruments, net	82	(1)	189	(1)
Other, net	(1)	1	(2)	(24)
	65	(13)	144	(52)
Earnings (loss) before income taxes	69	(72)	2	(878)
Income tax (expense) benefit	(1)	12	22	115
Net earnings (loss)	$68	(60)	24	(763)

Adjusted OIBDA	$70	14	63	(27)

Revenue. Tripadvisor’s Hotels, Media & Platform revenue increased $92 million and $130 million during the three and nine months ended September 30, 2021, respectively, when compared to the same periods in the prior year. The increases in Hotels, Media & Platform revenue are detailed as follows:

	Three months ended		Nine months ended
	September 30,		September 30,
	2021	2020	2021	2020

	amounts in millions
TripAdvisor-branded hotels	$143	67	348	235
TripAdvisor-branded display and platform	29	13	69	52
Total Hotels, Media & Platform	$172	80	417	287

Tripadvisor-branded hotels revenue primarily includes hotel auction revenue, and to a lesser extent hotel B2B revenue, which primarily includes subscription-based advertising services that are offered to travel partners and click-based revenue generated from hotel sponsored placements advertising that enables hotels to enhance their visibility on Tripadvisor’s hotel pages. For both the three and nine months ended September 30, 2021, 83% of Tripadvisor’s Hotels, Media & Platform segment revenue was derived from Tripadvisor-branded hotels revenue. For the three and nine months ended September 30, 2020, 84% and 82%, respectively, of Tripadvisor’s Hotels, Media & Platform segment revenue was derived from Tripadvisor-branded hotels revenue. Tripadvisor-branded hotels revenue increased $76 million and $113 million during the three and nine months ended September 30, 2021, respectively, when compared to the same periods in

2020. The increases were primarily driven by Tripadvisor’s hotel auction revenue, particularly in the U.S., despite the impact from the rise of the Delta variant in September 2021, and to a lesser extent, an increase in hotel auction revenue in Europe, due to rising consumer travel demand and travel industry recovery, given rising vaccination rates and easing of government travel restrictions. As consumer travel demand continued to increase during the third quarter of 2021, Tripadvisor saw continued improvement in hotel auction monetization, as cost-per-click rates during the third quarter of 2021 exceeded parity of 2019’s comparable period, which enabled increased efficient marketing investment on performance channels, enhancing its third quarter of 2021 hotel auction revenue growth.

Tripadvisor-branded display-based advertising revenue increased $16 million and $17 million during the three and nine months ended September 30, 2021, respectively, when compared to the same periods in 2020, primarily driven by an increase in marketing spend from Tripadvisor’s advertisers in correlation with increasing consumer demand. As a result, Tripadvisor-branded display and platform revenue improved, reaching approximately 71% of 2019’s comparable period during the third quarter of 2021, in comparison to approximately 58% of 2019’s comparable period during the second quarter of 2021.

Experiences & Dining segment revenue increased $61 million and $59 million during the three and nine months ended September 30, 2021, respectively, when compared to the same periods in 2020. Since the first quarter of 2020, this segment’s revenue has been negatively and materially impacted at varying levels by a significant reduction in consumer demand due to the COVID-19 pandemic, which has reduced consumer willingness to research, purchase, and consume travel and leisure activities. This negative impact has also been driven by a wide variety of government-instituted actions and restrictions around the globe aimed at limiting the spread of the virus, all of which have impacted consumer access to experience offerings and restaurants. For example, during the first quarter of 2021, restaurants in most European countries in which Tripadvisor’s Dining business operates were ordered to remain closed. However, during the second and third quarters of 2021, Tripadvisor’s Experiences & Dining segment’s financial results significantly improved as a result of the growing consumer travel demand recovery driven by vaccine progress and various government restrictions being gradually lifted.

Corporate and other revenue, which primarily includes rentals revenue, in addition to primarily click-based advertising and display-based advertising revenue from flights, cars, and cruise offerings on Tripadvisor websites, decreased $1 million and $16 million during the three and nine months ended September 30, 2021, respectively, when compared to the same periods in 2020. The decrease during the nine months ended September 30, 2021 was primarily due to the continued negative impact of COVID-19 on these offerings, and the sale of Tripadvisor’s SmarterTravel business during the second quarter of 2020.

Operating expense. Operating expense increased $17 million and $4 million for the three and nine months ended September 30, 2021, respectively, compared to the same periods in the prior year. The increase for the three months ended September 30, 2021 was primarily due to a $10 million increase in cost of revenue driven by increased direct costs from credit card payment and other revenue-related transaction costs in correlation with an increase in revenue and a $6 million increase in technology and content costs primarily due to increased personnel and overhead costs related to performance bonuses, contingent staff, and additional headcount to help support business growth and key staff retention during the growing travel demand recovery. The increase for the nine months ended September 30, 2021 was due to a $12 million increase in cost of revenue driven by increased direct costs from credit card payment and other revenue-related transaction costs in correlation with an increase in revenue and an increase in performance bonuses and contingent staff to help support business growth and key staff retention, partially offset by an $8 million decrease in technology and content costs driven by decreased personnel and overhead costs as a result of a reduction in headcount in response to COVID-19 implemented during the first half of 2020.

Selling, general and administrative. Selling, general and administrative expense increased $79 million for both of the three and nine months ended September 30, 2021, when compared to the same periods in the prior year. The most significant driver of selling, general and administrative expense is selling and marketing costs, which consist of direct selling and marketing costs and indirect costs, such as personnel and overhead. Selling and marketing costs increased $78 million and $93 million during the three and nine months ended September 30, 2021, respectively, when compared to the same periods in 2020, primarily due to an increase in Tripadvisor’s search engine marketing (“SEM”) and other online traffic acquisition spend in its Hotels, Media & Platform and Experiences & Dining segments in response to increasing consumer travel demand as travel activity restrictions ease and the travel industry recovers. The increase in selling and marketing costs during the nine months ended September 30, 2021 was partially offset by a decrease in personnel and overhead costs, primarily as a result of a reduction in headcount related to Tripadvisor’s cost-reduction measures across its business in response to COVID-19 implemented during the first half of 2020.  In addition, general and administrative costs decreased $13 million during the nine months ended September 30, 2021, when compared to the same period in the prior year, primarily due to a decrease in bad debt expense and to a lesser extent a decrease in third-party professional service costs, partially offset by an increase in personnel and overhead costs.

Restructuring and other related reorganization costs. During the nine months ended September 30, 2020, Tripadvisor recorded $42 million of restructuring and other related reorganization costs related to employee severance and related benefits. In response to COVID-19, during the second quarter of 2020, Tripadvisor committed to restructuring actions intended to reinforce its financial position, reduce its cost structure, and improve operational efficiencies, resulting in headcount reductions, for which Tripadvisor recognized $33 million in restructuring and other related reorganization costs. In addition, Tripadvisor engaged in a smaller scale restructuring action in the first quarter of 2020 to reduce its cost structure and improve its operational efficiencies, resulting in headcount reductions, for which Tripadvisor recognized $9 million in restructuring and other related reorganization costs.

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

Operating Income (Loss).  Our consolidated operating losses decreased $63 million and $684 million during the three and nine months ended September 30, 2021, respectively, when compared to the same periods in the prior year. Operating income (losses) were impacted by the above explanations.

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

	Three months ended		Nine months ended
	September 30,		September 30,
	2021	2020	2021	2020

	amounts in millions
Operating income (loss)	$4	(59)	(142)	(826)
Stock-based compensation	30	29	93	81
Depreciation and amortization	36	41	112	126
Restructuring charges	—	—	—	42
Impairment of goodwill and intangible assets	—	3	—	550
Adjusted OIBDA	$70	14	63	(27)

Adjusted OIBDA is summarized as follows:

	Three months ended		Nine months ended
	September 30,		September 30,
	2021	2020	2021	2020

	amounts in millions
Adjusted OIBDA
Hotels, Media & Platform	$51	4	81	25
Experiences & Dining	10	1	(26)	(56)
Corporate and other	9	9	8	4
Consolidated TripCo	$70	14	63	(27)

Consolidated Adjusted OIBDA increased $56 million and $90 million during the three and nine months ended September 30, 2021, respectively, when compared to the same periods in the prior year.  Hotels, Media & Platform Adjusted OIBDA increased $47 million during the three months ended September 30, 2021, when compared to the same period in the prior year, primarily due to an increase in revenue, as noted above, partially offset by an increase in direct selling and marketing expenses related to SEM and other online paid traffic acquisition costs in response to increasing consumer travel demand as travel restrictions ease, vaccination rates increase, and the travel industry recovers, and, to a lesser extent, an increase in personnel and overhead costs to help support business growth during the growing travel demand recovery. Hotels, Media & Platform Adjusted OIBDA increased $56 million during the nine months ended September 30, 2021, when compared to the same period in the prior year, primarily due to an increase in revenue, as noted above, and, to a lesser extent, a decrease in personnel costs as a result of workforce reductions related to Tripadvisor’s cost reduction measures during 2020 in response to COVID-19, partially offset by an increase in direct selling and marketing expenses related to SEM and other online paid traffic acquisition costs in response to increasing consumer travel demand as travel restrictions ease, vaccination rates increase, and the travel industry recovers, and, to a lesser extent, an increase in personnel and overhead costs to help support business growth during the growing travel demand recovery.

Experiences & Dining Adjusted OIBDA increased $9 million and $30 million during the three and nine months ended September 30, 2021, respectively, when compared to the corresponding periods in the prior year.  The increase for the three month period was primarily due to an increase in revenue as noted above, partially offset by an increase in direct selling and marketing expenses related to SEM and other online paid traffic acquisition costs in response to increased consumer demand for experiences, tours, and restaurants due to the growing consumer travel demand recovery, and, to a lesser extent, an increase in personnel and overhead costs to help support business growth during the growing travel demand recovery. The increase for the nine month period was primarily due to an increase in revenue as noted above, a reduction in personnel costs as a result of workforce reductions related to Tripadvisor’s cost-reduction measures during 2020 in response to COVID-19, and, to a lesser extent, lower television advertising costs, office lease costs, and bad debt expense, partially offset by increased selling and marketing expenses related to SEM in response to increased consumer demand for experiences, tours and restaurants as part of the growing consumer travel demand recovery, and, to a lesser extent, an increase in personnel and overhead costs to help support business growth during the growing travel demand recovery.

Corporate and other Adjusted OIBDA remained flat and increased $4 million during the three and nine months ended September 30, 2021, respectively, when compared to the same periods in 2020. The increase for the nine month period was primarily due to a reduction in personnel costs as a result of workforce reductions related to Tripadvisor’s cost-reduction measures during the first half of 2020 in response to COVID-19, partially offset by a decrease in revenue, as noted above. Corporate and other Adjusted OIBDA also includes $2 million of TripCo level selling, general and administrative expenses for both of the three months ended September 30, 2021 and 2020, and $8 million of TripCo level selling, general and administrative expenses for both of the nine months ended September 30, 2021 and 2020.

Other Income and Expense

Components of Other income (expense) are presented in the table below.

	Three months ended		Nine months ended
	September 30,		September 30,
	2021	2020	2021	2020

	amounts in millions
Interest expense
Tripadvisor	$(11)	(13)	(33)	(22)
Corporate	(5)	—	(10)	(5)
Consolidated TripCo	$(16)	(13)	(43)	(27)
Realized and unrealized gains (losses) on financial instruments, net
Tripadvisor	$1	—	1	1
Corporate	81	(1)	188	(2)
Consolidated TripCo	$82	(1)	189	(1)
Other, net
Tripadvisor	$(1)	1	(2)	(19)
Corporate	—	—	—	(5)
Consolidated TripCo	$(1)	1	(2)	(24)

Interest expense.  Interest expense increased $3 million and $16 million for the three and nine months ended September 30, 2021, respectively, when compared to the same periods in the prior year. TripCo’s interest expense increased for the three and nine months ended September 30, 2021, compared to the same periods in the prior year, primarily due to the accretion of TripCo’s Series A Redeemable Preferred Stock (see note 6 to the accompanying condensed financial statements) through interest expense. Tripadvisor’s interest expense decreased slightly during the three months ended September 30, 2021, compared to the same period in the prior year, due to lower average outstanding borrowings on its 2015 Credit Facility during 2021. Tripadvisor’s interest expense increased during the nine months ended September 30, 2021, compared to the same period in the prior year, due to the issuance of its 2025 Senior Notes (as defined in note 5 of the accompanying condensed consolidated financial statements)  in July 2020, partially offset by lower average outstanding borrowings on its 2015 Credit Facility during 2021.

Realized and unrealized gains (losses) on financial instruments, net. Realized and unrealized gains (losses) on financial instruments, net increased $83 million and $190 million for the three and nine months ended September 30, 2021, respectively, compared to the same periods in the prior year, primarily driven by increases in unrealized gains of $68 million and $149 million, respectively, related to derivative instruments, and increases in unrealized gains of $15 million and $41 million, respectively, related to the TripCo Exchangeable Senior Debentures due 2051 (the “Debentures”).

Other, net.  Other, net income decreased $2 million and increased $22 million for the three and nine months ended September 30, 2021, respectively, when compared to the same periods in the prior year.  The increase for the nine months ended September 30, 2021 was primarily driven by a loss on the sale of a Tripadvisor business in the prior year and no similar loss in the current year.

Income taxes.  During the three months ended September 30, 2021 and 2020, we had earnings before income taxes of $69 million and losses before income taxes of $72 million, respectively, and we had income tax expense of $1 million and income tax benefit of $12 million, respectively.  During the nine months ended September 30, 2021 and 2020, we had earnings before income taxes of $2 million and losses before income taxes of $878 million, respectively, and we had income tax benefits of $22 million and $115 million, respectively. For the three months ended September 30, 2021, the Company recognized additional tax benefit related to unrealized gains attributable to the Company’s own stock which is not recognized for tax purposes and the recognition of deferred tax assets for basis differences in the stock of a consolidated subsidiary. For the three months ended September 30, 2020, the Company recognized additional tax expense related to a change in the effective UK tax rate and an increase in the valuation allowance against certain deferred tax assets, partially offset by tax benefits related to earnings in foreign jurisdictions taxed at a rate lower than the U.S. federal tax rate of 21%.

For the nine months ended September 30, 2021, the Company recognized additional tax benefit related to unrealized gains attributable to the Company’s own stock which is not recognized for tax purposes, and the recognition of deferred tax assets for basis differences in the stock of a consolidated subsidiary, partially offset by an increase in the valuation allowance against certain deferred tax assets. For the nine months ended September 30, 2020, the Company recognized additional tax expense related to the impairment of goodwill that is not deductible for tax purposes.

Net earnings (loss).  We had net earnings of $68 million and losses of $60 million for the three months ended September 30, 2021 and 2020, respectively, and net earnings of $24 million and losses of $763 million for the nine months ended September 30, 2021 and 2020, respectively. The changes in net earnings were the result of the above described fluctuations in our revenue and expenses.

Liquidity and Capital Resources

As of September 30, 2021, substantially all of our cash and cash equivalents consist of cash on hand in global financial institutions, money market funds and marketable securities with maturities of 90 days or less at the date of purchase.

The following are potential sources of liquidity: available cash balances, proceeds from asset sales, monetization of our investments, outstanding or anticipated debt facilities, debt and equity issuances, and dividend and interest receipts.

As of September 30, 2021, TripCo had a cash balance of $722 million. Approximately $682 million of the cash balance, at September 30, 2021, is held at Tripadvisor. Although TripCo has a 57% voting interest in Tripadvisor, Tripadvisor is a separate public company with a significant non-controlling interest, as TripCo has only a 21% economic interest in Tripadvisor. Even though TripCo controls Tripadvisor through its voting interest and board representation, decision making with respect to using Tripadvisor’s cash balances must consider Tripadvisor’s minority holders. Accordingly, any potential distributions of cash from Tripadvisor to TripCo would generally be on a pro rata basis based on economic ownership interests. Covenants in Tripadvisor’s debt instruments also restrict the payment of dividends and cash distributions to stockholders. Approximately $128 million of the Tripadvisor cash and cash equivalents balance is held by foreign subsidiaries, with approximately 45% located in the United Kingdom.  As of September 30, 2021, the significant majority of Tripadvisor’s cash was denominated in U.S. dollars. As of September 30, 2021, Tripadvisor had $430 million of cumulative undistributed earnings in foreign subsidiaries.  As a result of the Tax Cuts and Jobs Act of 2017, foreign earnings may now generally be repatriated back to the U.S. without incurring U.S. federal income tax.  See the Company’s Form 10-K for the year ended December 31, 2020 for additional information.

2015 Credit Facility

Tripadvisor is party to a credit agreement with a group of lenders initially entered into in June 2015, which, among other things, provides for a $500 million revolving credit facility (the “2015 Credit Facility”) with a maturity date of May 12, 2024. As of September 30, 2021 and December 31, 2020, Tripadvisor had no outstanding borrowings and was in compliance with its covenants under the 2015 Credit Facility. While there can be no assurance that Tripadvisor will be able to meet the leverage ratio covenant after the Leverage Covenant Holiday (as defined in note 5 of the accompanying condensed consolidated financial statements) ceases, based on its current projections, Tripadvisor does not believe there is a material risk it will not remain in compliance throughout the next twelve months.

	Nine months ended
	September 30,
	2021	2020

	amounts in millions
Cash flow information
Tripadvisor cash provided (used) by operating activities	$43	(180)
Corporate cash provided (used) by operating activities	(8)	(19)
Net cash provided (used) by operating activities	$35	(199)

Tripadvisor cash provided (used) by investing activities	$(41)	(46)
Corporate cash provided (used) by investing activities	—	(1)
Net cash provided (used) by investing activities	$(41)	(47)

Tripadvisor cash provided (used) by financing activities	$269	349
Corporate cash provided (used) by financing activities	43	5
Net cash provided (used) by financing activities	$312	354

During the nine months ended September 30, 2021, TripCo’s primary source of cash was $330 million of debt borrowings and its primary use of cash was $281 million related to the repurchase of 42% of the outstanding Series A Preferred Stock.  Tripadvisor’s primary sources of cash were $345 million of debt borrowings and cash provided by operating activities and its primary uses of cash were $40 million of capital expended for property and equipment, $39 million related to payments of withholding taxes on net share settlement of equity awards and $35 million for payments related to its Capped Calls (defined and described in note 5 of the accompanying condensed consolidated financial statements).

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

Tripadvisor believes that its available cash and cash equivalents will be sufficient to fund Tripadvisor’s foreseeable working capital requirements, capital expenditures, existing business growth initiatives, debt and interest obligations, lease commitments and other financial commitments through at least the next twelve months. Tripadvisor’s future capital requirements may also include capital needs for acquisitions, and/or other expenditures in support of its business strategy, and may potentially reduce Tripadvisor’s cash balance and/or increase its borrowings under its 2015 Credit Facility or to seek other financing alternatives. In addition, Tripadvisor’s capital requirements may increase due to the continued impact of the COVID-19 pandemic, including any new or existing variants, which has resulted in reduced revenue and operating cash flows for Tripadvisor, and the extent and duration to which it may continue to impact Tripadvisor’s business remains unclear. Given the continued uncertainty in the uneven market and economic conditions related to the COVID-19 pandemic, Tripadvisor will continue to evaluate the nature and extent of the impact to its liquidity and capital requirements, and therefore its capital structure.

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

We are exposed to changes in interest rates primarily as a result of our borrowing and investment activities, which include investments in fixed and floating rate debt instruments and borrowings used to maintain liquidity and to fund business operations. The nature and amount of our long-term and short-term debt are expected to vary as a result of future requirements, market conditions and other factors. We expect to manage our exposure to interest rates by maintaining what we believe is an appropriate mix of fixed and variable rate debt. We believe this best protects us from interest rate risk. We expect to achieve this mix by (i) issuing fixed rate debt that we believe has a low stated interest rate and significant term to maturity, (ii) issuing variable rate debt with appropriate maturities and interest rates, and (iii) entering into interest rate swap arrangements when we deem appropriate. As of September 30, 2021, our debt is comprised of the following amounts:

	Variable rate debt			Fixed rate debt
	Principal		Weighted avg	Principal	Weighted avg
	amount		interest rate	amount	interest rate

	amount in millions
Tripadvisor	$	NA	NA	845	4.2%
TripCo debt	$	NA	NA	371	0.6%

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

Item 4. Controls and Procedures.

In accordance with Rules 13a-15 and 15d-15 under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), the Company carried out an evaluation, under the supervision and with the participation of management, including its chief executive officer and its principal accounting and financial officer (the "Executives"), of the effectiveness of its disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, the Executives concluded that the Company's disclosure controls and procedures were effective as of September 30, 2021 to provide reasonable assurance that information required to be disclosed in its reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms.

There has been no change in the Company's internal control over financial reporting that occurred during the three months ended September 30, 2021 that has materially affected, or is reasonably likely to materially affect, its internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

No shares of Liberty TripAdvisor Holdings, Inc. Series A common stock or Series B common stock were surrendered by our officers and employees to pay withholding taxes and other deductions in connection with the vesting or exercise of restricted stock, restricted stock units or options during the three months ended September 30, 2021.

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

LIBERTY TRIPADVISOR HOLDINGS, INC.

Date: November 8, 2021	By:	/s/ GREGORY B. MAFFEI
Gregory B. Maffei Chairman, President and Chief Executive Officer

Date: November 8, 2021	By:	/s/ BRIAN J. WENDLING
Brian J. Wendling Senior Vice President and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

II-3