Form 10-K
period 2021-12-31
Liberty TripAdvisor Holdings, Inc.
filed 2022-02-22
CIK 1606745

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D. C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2021

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

The aggregate market value of the voting stock held by non-affiliates of Liberty TripAdvisor Holdings, Inc. computed by reference to the last sales price of such stock, as of the closing of trading on June 30, 2021, was approximately $285 million.

The number of outstanding shares of Liberty TripAdvisor Holdings, Inc.'s common stock as of January 31, 2022 was:

	Series A	Series B
Liberty TripAdvisor Holdings, Inc. common stock	72,447,462	3,216,047

Documents Incorporated by Reference

The Registrant's definitive proxy statement for its 2022 Annual Meeting of Stockholders is hereby incorporated by reference into Part III of this Annual Report on Form 10-K.

LIBERTY TRIPADVISOR HOLDINGS, INC.

2021 ANNUAL REPORT ON FORM 10-K

PART I.

Item 1. Business.

General Development of Business

Liberty TripAdvisor Holdings, Inc. (“TripCo” or the “Company”) was formed in 2013 as a Delaware corporation.  TripCo was a subsidiary of Liberty Interactive Corporation (subsequently renamed Qurate Retail, Inc. (“Qurate Retail”)) until the completion of its spin-off from Qurate Retail on August 27, 2014 (“TripCo Spin-Off”). Following the TripCo Spin-Off, Qurate Retail and TripCo operate as separate, publicly traded companies, and neither has any stock ownership, beneficial or otherwise, in the other.  TripCo does not have any operations outside of its controlling interest in its subsidiary, Tripadvisor, Inc. (“Tripadvisor”). As of December 31, 2021, TripCo held an approximate 21% economic interest and 57% voting interest in Tripadvisor.

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

In December 2019, TripCo entered into an amendment to the services agreement with Liberty Media in connection with Liberty Media’s entry into a new employment arrangement with Gregory B. Maffei, TripCo’s Chairman, President and Chief Executive Officer.  Under the amended services agreement, components of his compensation would either be paid directly to him by each of TripCo, Liberty Broadband Corporation (“LBC”), and Qurate Retail (collectively, the “Service Companies”) or reimbursed to Liberty Media, in each case, based on allocations among Liberty Media and the Service Companies set forth in the amended services agreement. For the years ended December 31, 2021 and 2020, the allocation percentage for TripCo was 5% in each year. The amended services agreement between Liberty Media and Mr. Maffei provides for a five year employment term which began on January 1, 2020 and ends December 31, 2024, with an aggregate annual base salary of $3 million (with no contracted increase), an aggregate one-time cash commitment bonus of $5 million (paid in December 2019), an aggregate annual target cash performance bonus of $17 million, aggregate annual equity awards of approximately $18 million and aggregate equity awards granted in connection with his entry into his new agreement of $90 million (the “upfront awards”). A portion of the grants made to our CEO in the years ended December 31, 2020 and 2019 related to our Company’s allocable portion of these upfront awards.

Under the facilities sharing agreement, TripCo shares office space with Liberty Media and related amenities at Liberty Media’s corporate headquarters in Englewood, Colorado.

On March 15, 2020, TripCo and Gregory B. Maffei entered into an Investment Agreement (the “Investment Agreement”) with Certares Holdings LLC, Certares Holdings (Blockable) LLC and Certares Holdings (Optional) LLC with respect to an investment in TripCo’s newly-created 8% Series A Cumulative Redeemable Preferred Stock, par value $0.01 per share (the “Series A Preferred Stock”) which was later assigned to Certares LTRIP LLC (“Certares” or the “Purchaser”). Pursuant to the assigned Investment Agreement, on March 26, 2020, TripCo issued 325,000 shares of Series A Preferred Stock to Certares for a purchase price of $1,000 per share.  On March 29, 2021 and April 6, 2021, TripCo repurchased a portion of the Series A Preferred Stock. See further discussion about the Series A Preferred Stock in note 10 to the accompanying consolidated financial statements.

* * * * *

Certain statements in this Annual Report on Form 10-K constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, including statements regarding our business, product and marketing strategies; the impacts of the novel coronavirus (“COVID-19”); improvements in global travel, related spending and revenue; cost reduction measures and related impacts; new product and service offerings; the recoverability of our goodwill and other long-lived assets; covenant compliance; our projected sources and uses of cash; consumer demand; anticipated debt obligations; fluctuations in interest rates and foreign exchange rates; and the anticipated impact of certain contingent liabilities related to tax rules and other matters arising in the ordinary course of business.  In particular, statements under Item 1. "Business," Item 1A. "Risk Factors," Item 2. "Properties," Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations" and Item 7A. "Quantitative and Qualitative Disclosures About Market Risk" contain forward-looking statements.  Forward-looking statements inherently involve many risks and uncertainties that could cause actual results to differ materially from those projected in these statements. Where, in any forward-looking statement, we express an expectation or belief as to future results or events, such expectation or belief is expressed in good faith and believed to have a reasonable basis, but such statements necessarily involve risks and uncertainties and there can be no assurance that the expectation or belief will result or be achieved or accomplished. The following include some but not all of the factors that could cause actual results or events to differ materially from those anticipated:

●	our ability to obtain cash in amounts sufficient to service our financial obligations and other commitments due to the fact we are a holding company;
●	our ability to access the cash that Tripadvisor generates from its operating activities;
●	the ability of our Company and Tripadvisor to obtain additional financing, or refinance our existing indebtedness, on acceptable terms;
●	the existence of our Series A Preferred Stock and its rights, preferences and privileges that are not held by, and are preferential to, the rights of our common stockholders;
●	our ability to realize the full value of our intangible assets;
●	the impacts of COVID-19, including existing or future variants;
●	declines or interruptions in the worldwide travel industry, including health concerns, natural disasters, terrorist attacks, civil or political unrest or other events outside Tripadvisor’s control;
●	Tripadvisor’s ability to attract a significant amount of visitors and cost-effectively convert these visitors into revenue-generating consumers;
●	failure of internet search engines and application marketplaces to continue to prominently display links to Tripadvisor’s websites;
●	Tripadvisor’s performance marketing efficiency and the general effectiveness of its advertising and marketing efforts;
●	reduction in spending by advertisers on Tripadvisor’s platforms or the loss of Tripadvisor’s significant travel partners;
●	Tripadvisor’s failure to maintain, protect or enhance its brands;
●	the ability of Tripadvisor to offer compelling products on mobile devices or continue to operate effectively on such platforms;
●	declines or disruptions in the economy in general and in the travel industry in particular;
●	failure of Tripadvisor to effectively compete in the global environment in which it operates;
●	Tripadvisor’s failure to adapt to technological developments or industry trends;
●	the ability of Tripadvisor to innovate and provide products, services and features that are useful to consumers;
●	Tripadvisor’s potential for prioritizing rapid innovation and consumer experience over short-term financial results;
●	the ability of Tripadvisor to maintain a quality of traffic in its network to provide value to its travel partners;

●	real or perceived inaccuracies of the assumptions and estimates and data Tripadvisor relies on to calculate certain of its key metrics;
●	the ability of Tripadvisor to hire, retain and motivate the highly skilled personnel it relies on;
●	disruptions resulting from any acquisitions, investments, significant commercial arrangements and/or new business strategies;
●	risks due to Tripadvisor operating in many jurisdictions inside and outside the U.S.;
●	claims, lawsuits, government investigations and other proceedings which Tripadvisor is regularly subject to;
●	the ability of Tripadvisor to protect its intellectual property from copying or use by others;
●	risks due to Tripadvisor’s processing, storage and use of personal information and other data;
●	risks associated with the facilitation of payments from consumers, including fraud and compliance with evolving rules and regulations and reliance on third parties;
●	risks resulting from system security issues, data protection breaches, cyberattacks and system outage issues;
●	Tripadvisor’s indebtedness and the resulting impacts on its business and financial condition;
●	limitations imposed by the various covenants in Tripadvisor’s credit facilities and indenture;
●	risks related to the 2026 Convertible Senior Notes and Capped Calls (each as defined below);
●	fluctuation of Tripadvisor’s financial results;
●	factors that determine Tripadvisor’s effective income tax rate;
●	changes in tax laws that affect Tripadvisor or the examination of Tripadvisor’s tax positions;
●	changes in the tax treatment of companies engaged in e-commerce;
●	challenges by tax authorities in the jurisdictions where Tripadvisor operates;
●	fluctuation in foreign currency exchange rates which affect Tripadvisor; and
●	risks associated with our stock price being disproportionately affected by the results of operations of Tripadvisor and developments in its business.

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

Description of Business

Tripadvisor

Tripadvisor operates a leading travel guidance platform, connecting a global audience of prospective travelers with travel partners through rich content, price comparison tools, and online reservation and related services for destinations, accommodations, travel activities and experiences, and restaurants.  Tripadvisor’s mission is to help people around the world plan, book and experience the perfect trip.

In 2000, under its flagship brand, Tripadvisor, it launched www.Tripadvisor.com in the United States (“U.S.”).  Since then, Tripadvisor has built a portfolio of travel guidance brands and businesses, seamlessly connecting travelers to destinations, accommodations, travel activities and experiences, and restaurants in over 40 markets and over 20 languages worldwide.

Tripadvisor’s Industry and Market Opportunity

Tripadvisor operates in the global travel industry, focusing exclusively on online travel and travel-related activity, and the online advertising market.  The global travel market (which excludes dining) is expected to reach $1.4 trillion of bookings in 2022, according to Phocuswright, an independent travel, tourism and hospitality research firm.

As consumer travel media consumption and travel commerce activity has increasingly moved online, Tripadvisor believes travel and travel-related businesses will continue to allocate greater percentages of their marketing budgets to online channels in order to grow their businesses.  Tripadvisor serves the needs of both the consumers and travel partners that operate within this market.

The COVID-19 pandemic has caused a significant negative impact on the travel, hospitality, restaurant, and leisure industries and consequently adversely and materially affected Tripadvisor’s business, results of operations, liquidity and financial condition during the years ended December 31, 2021 and 2020. Uncertainty continues over travel due to the impacts of the COVID-19 pandemic, including how quickly global travel will recover and how the future travel experience will be changed and shaped by the pandemic. However, Tripadvisor believes that, while the pandemic could permanently change travel in certain ways, global travel will return to pre-pandemic levels. Consumers want to connect with others, learn about new places and see things they have not seen before. Tripadvisor believes this passion for travel combined with the need to make informed choices, creates significant long-term growth opportunities for its business.

Business Model

On a global scale, Tripadvisor matches consumer demand for travel with travel partners that offer accommodations, restaurants and other travel related experiences.  Consumers come to the Tripadvisor platform directly via its branded site, www.tripadvisor.com, its mobile application (“app”), and through organic and paid search channels for those searching for information on accommodations, tours, activities, attractions and general visitor information for particular locations, and through sites included in its portfolio of brands.

Value Proposition to Consumers

Tripadvisor helps consumers plan, book, and enjoy the trips that matter. Its platform offers consumers access to rich and expansive content, including more than 1 billion traveler reviews and other traveler-generated content such as photos, search and discovery capabilities across a variety of parameters such as location and price, and other informational content that helps drive consumer convenience as they plan and book their perfect trip. Tripadvisor believes this rich content has led Tripadvisor to become a trusted global brand, attracting nearly half a billion monthly unique visitors to its platform and influencing a significant amount of travel commerce during peak months prior to the COVID-19 pandemic. Tripadvisor is focused on creating the best online experience in travel planning and booking, making it easier for consumers to research destinations, experiences, and restaurants, read and contribute user-generated content (such as reviews and photos), compare destinations and businesses based on quality, price and availability comparisons, and complete bookings powered by its travel partners.

Value Proposition to Travel Partners

The scale of Tripadvisor’s platform and the traffic to its platform enable its travel partners to be discovered, to advertise, and to sell their services to a global travel audience. These partners may include hotel chains, independent hoteliers, online travel agencies (“OTAs”), destination marketing organizations, and other travel-related and non-travel related product and service providers. Tripadvisor enables media advertising opportunities – and in some cases, facilitates transactions between consumers and travel partners in a number of ways, including by sending referrals to its travel partners’ websites, facilitating bookings on behalf of its travel partners, or by serving as the merchant of record – particularly in its Experiences offering – and by offering advertising placements on Tripadvisor’s platform.

Businesses and Products

Tripadvisor manages its business based on the following reportable segments: (1) Hotels, Media & Platform and (2) Experiences & Dining.

The Hotels, Media & Platform segment includes revenue generated from the following sources:

●	Tripadvisor-branded Hotels Revenue. Tripadvisor’s largest source of Hotels, Media & Platform segment revenue is generated from click-based advertising on Tripadvisor-branded websites, which is primarily comprised of contextually-relevant booking links to its travel partners’ websites. Tripadvisor’s click-based travel partners are predominantly OTAs and hotels. Click-based advertising is generally priced on a cost-per-click, or CPC basis, with payments from travel partners determined by the number of travelers who click on a link multiplied by the CPC rate for each specific click. CPC rates are determined in a dynamic, competitive auction process, where its travel partner CPC bids for rates and availability to be listed on Tripadvisor’s platform are submitted.

Tripadvisor also generates revenue from its cost-per-action, or “CPA” model, which consists of contextually-relevant booking links to its travel partners’ websites which are advertised on Tripadvisor’s platform. Tripadvisor earns a commission from its travel partners, based on a pre-determined contractual commission rate, for each traveler who clicks to and books a hotel reservation on the travel partners’ website, which results in a traveler stay. In addition, Tripadvisor also provides business-to-business (“B2B”) offerings, including subscription-based advertising to hotels, owners of B&Bs and other specialty lodging properties, enabling subscribers to advertise their businesses on Tripadvisor’s platform, as well as manage and promote their website URL, email address, phone number, special offers and other information related to their business. Subscription-based advertising services are predominantly sold for a flat fee for a contracted period of time. Tripadvisor also offers travel partners the opportunity to advertise and promote their business through hotel sponsored placements on its platform, generally on a CPC rate basis.

●	Tripadvisor-branded Display and Platform Revenue. Tripadvisor offers businesses the ability to promote their brands through display-based advertising placements on its platform across all of its segments and business units. Tripadvisor’s display-based advertising clients are predominantly direct suppliers of hotels, airlines and cruises, as well as destination marketing organizations. Tripadvisor also sells display-based advertising to OTAs and other travel-related businesses, as well as advertisers from non-travel categories. Display-based advertising is sold predominantly on a cost per thousand impressions basis.

The Experiences & Dining segment includes revenue generated from the following sources:

●	Experiences. Tripadvisor provides information and services that allow travelers to research and book tours, activities and attractions (the “experience”) in popular travel destinations in its Viator online marketplace. Tripadvisor also powers experience booking capabilities to travelers on third-party distribution partner websites and mobile apps, including the Tripadvisor platform, and some of the world’s top airlines, hotel chains, and online and offline travel agencies, including on the Tripadvisor websites and mobile apps. Tripadvisor works with local experience operators (the “operator”) to provide travelers the ability to book tours, activities and attractions in destinations worldwide. In these transactions, Tripadvisor acts as the merchant of record and generates commissions for each booking transaction it facilitates through its online reservation system. Tripadvisor also earns commissions from third-party merchant partners, who display and promote on their websites the experiences available on Tripadvisor’s platform to travelers which generate bookings, in transactions where Tripadvisor is not the merchant of record.

For the vast majority of experience bookings, Tripadvisor collects the full amount charged to the traveler at the time of booking and remits the operator’s portion after the booked experience occurs, which contributes to positive working capital before the traveler completes the experience.

●	Dining. Tripadvisor provides information and services for consumers to research and book restaurant reservations in popular travel destinations through its dedicated online restaurant reservations offering, TheFork, and on its Tripadvisor-branded websites and mobile apps. Tripadvisor primarily generates transaction fees (or per seated diner fees) that are paid by its restaurant customers for diners seated through TheFork’s online reservation system. Tripadvisor also offers B2B services and generates subscription fees for subscription-based advertising to restaurants, access to certain online reservation management services, marketing analytic tools and menu syndication services provided by TheFork and Tripadvisor. In addition, Tripadvisor also offers restaurant partners the opportunity to advertise and promote their business through restaurant media advertising placements on its websites and mobile apps, generally on a CPC rate basis.

Included in Corporate and other are Tripadvisor’s Rentals, Flights & Car and Cruise offerings. Corporate and other includes revenue generated from the following sources:

●	Tripadvisor’s Rentals offering provides information and services that allow travelers to research and book vacation and short-term rental properties, including full homes, condominiums, villas, beach properties, cabins and cottages. Rentals primarily generates revenue, a commission from both the traveler and the property owner, by offering individual property owners and property managers the ability to list their rental properties on Tripadvisor’s platform, thereby connecting with travelers primarily through a free-to-list commission-based option. Tripadvisor generally collects payments from the traveler at the time of the booking, representing the amount due to the property owner or manager, as well as its commission. These properties are listed on www.flipkey.com, www.holidaylettings.co.uk, www.housetrip.com, www.niumba.com, www.vacationhomerentals.com, and on Tripadvisor-branded websites and mobile apps. In addition, Tripadvisor generates revenue from Flights, Cruises, and Car offerings on Tripadvisor’s platform, which primarily consist of click-based advertising and display-based advertising revenue, similar to the Hotels, Media & Platform segment.

For further information regarding TripCo’s operating segments, refer to note 15 in the accompanying consolidated financial statements.

Commercial Relationships

Tripadvisor has commercial relationships with a majority of the world’s leading OTAs, as well as thousands of other travel partners, pursuant to which these companies primarily purchase traveler leads from Tripadvisor, generally on a click-based advertising basis. Although these relationships are memorialized in agreements, many of these agreements are for limited terms or are terminable at will or on short notice. As a result, Tripadvisor seeks to ensure the mutual success of these relationships.

For the years ended December 31, 2021, 2020 and 2019, Tripadvisor’s two most significant travel partners were Expedia Group, Inc. (“Expedia”) and Booking Holdings Inc. (“Booking Holdings”), each of which accounted for 10% or more of Tripadvisor’s consolidated revenue and together accounted for approximately 34%, 25% and 33% of its consolidated revenue, respectively, with nearly all of this concentration of revenue recorded in the Tripadvisor-branded Hotels revenue line within the Hotels, Media & Platform segment for these reporting periods. Additionally, Tripadvisor’s business is dependent on relationships with third-party service operators that it relies on to fulfill service obligations to its customers where Tripadvisor is the merchant of record, such as Tripadvisor’s experience providers and vacation rental owners. However, no one operator’s inventory resulted in more than 10% of Tripadvisor’s revenue on a consolidated basis in any period presented.

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

Tripadvisor’s systems infrastructure for Tripadvisor-branded websites is in a "hybrid-cloud" configuration in which parts of it are housed at a colocation facility and managed by Tripadvisor’s operations team, while the rest is hosted on Amazon Web Services. Tripadvisor’s infrastructure installations have multiple communication links as well as continuous monitoring and engineering support. The colocation facility is protected with both network-level and application-level defenses, using well known commercial solutions tailored for such purposes. Tripadvisor makes use of Amazon Web Services availability zones to provide redundancy for the cloud portions of its infrastructure. Substantially all of Tripadvisor’s software components, data, and content are replicated in multiple datacenters and development centers, as well as backed up at offsite locations. Tripadvisor’s systems are monitored and protected though multiple layers of security. Several of Tripadvisor’s individual subsidiaries and businesses have their own data infrastructure and technology teams.

Intellectual Property

Tripadvisor’s intellectual property, including patents, trademarks, copyrights, domain names, trade dress, proprietary technology and trade secrets, is an important component of its business. Tripadvisor relies on its intellectual property rights in its content, proprietary technology, software code, ratings indexes, databases of reviews and forum content. Tripadvisor has acquired some of its intellectual property rights through licenses and content agreements with third parties and these arrangements may place restrictions on its use of the intellectual property.

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

In connection with Tripadvisor’s copyrightable content, it posts and institutes procedures under the U.S. Digital Millennium Copyright Act and similar “host privilege” statutes worldwide to gain immunity from copyright liability for photographs, text and other content loaded on its platform by consumers.  However, differences between statutes, limitations on immunity, political and regulatory efforts to amend relevant statutes, and moderation efforts in the many jurisdictions in which Tripadvisor operates may affect its ability to claim immunity.

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

Seasonality

Consumers’ travel expenditures have historically followed a seasonal pattern. Correspondingly, travel partners’ advertising investments and therefore Tripadvisor’s revenue and operating profits, have also historically followed a seasonal pattern.  Tripadvisor’s financial performance tends to be seasonally highest in the second and third quarters of a given year, which includes the seasonal peak in consumer demand, traveler hotel and rental stays, and travel activities and experiences taken, compared to the first and fourth quarters, which represent seasonal low points. During the first half of the year, experiences and rentals bookings typically exceed the amount of completed experiences and rental stays, resulting in higher cash flow related to working capital, while during the second half of the year, particularly in the third quarter, this pattern reverses and cash flows from these transactions are typically negative.

However, as discussed in Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and in note 1 in the  accompanying notes to the consolidated financial statements, other factors may also impact typical seasonal fluctuations, which include further significant shifts in Tripadvisor’s business mix or adverse economic conditions that could result in future seasonal patterns that are different from historical trends. For example, due to the impact of COVID-19 on Tripadvisor’s business, it did not experience its typical seasonal pattern for revenue and operating profits during the year ended December 31, 2020. COVID-19 contributed significantly to unfavorable working capital trends and material negative operating cash flow during the year ended December 31, 2020, most notably occurring during the first half of 2020 when Tripadvisor typically generates significant positive cash flow.

Although consumer travel demand, traveler hotel and rental stays, and travel activities and experiences taken generally remain materially lower than historic levels, these trends improved during 2021, resulting in increased revenue, and working capital and operating cash flow more akin to typical historical seasonality trends. However, it is difficult to predict the seasonality for 2022, given the sustained uncertainty related to the continued economic and travel impact of the COVID-19 pandemic, and the ultimate shape and timing of a recovery in Tripadvisor’s key markets.  In addition, significant shifts in Tripadvisor’s business mix or adverse economic conditions could result in future seasonal patterns that are different from historical trends.

Terms of Investment in Tripadvisor

We own an approximate 21% economic interest and 57% voting interest in Tripadvisor as of December 31, 2021. Tripadvisor’s amended and restated certificate of incorporation provides that the holders of Tripadvisor common stock, acting as a single class, are entitled to elect a number of directors equal to 25% of the total number of directors, rounded up to the next whole number, which is currently three directors. We consolidate Tripadvisor as we control a majority of the voting interest in Tripadvisor. We are subject to a Governance Agreement with Tripadvisor which provides us with certain director nomination, registration and other rights and imposes certain restrictions on our shares of Class B common stock.

Regulatory Matters

Tripadvisor is subject to a number of laws and regulations that affect companies conducting business on the Internet as well as some relating to the travel industry, the vacation rental industry and the provision of travel services.  As Tripadvisor continues to expand the reach of its brands into additional international markets and expands its product offerings, it is increasingly subject to additional laws and regulations.  This includes laws and regulations regarding privacy and data protection, libel and defamation, content, intellectual property, distribution, electronic contracts and other communications, consumer protection, taxation, online payment services and competition, among others. These laws and regulations are constantly evolving and can be subject to significant change. Many of these laws and regulations are being tested in courts, and could be interpreted by regulators and courts in ways that could harm Tripadvisor’s business. In addition, the application and interpretation of these laws and regulations is often uncertain, particularly in the new and rapidly-evolving industry in which Tripadvisor operates.

In addition, Tripadvisor provides advertising data and information and conducts marketing activities that are subject to consumer protection laws that regulate unfair and deceptive practices, domestically and internationally, including, in some countries, pricing display requirements, licensing and registration requirements and industry specific value-added tax regimes. The U.S. (as well as individual states), the European Union (the “E.U.”) (as well as member states) and other countries have adopted legislation that regulates certain aspects of the Internet, including online editorial and user-generated content, data privacy, behavioral targeting and online advertising, taxation, and liability for third-party activities.

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

Tripadvisor is subject to laws that require protection of user privacy and user data. As Tripadvisor’s business has evolved, Tripadvisor has begun to receive and store a greater volume of personally identifiable data. This data is increasingly subject to laws and regulations in numerous jurisdictions around the world. For example, the E.U., in May 2018, adopted the General Data Protection Regulation, which requires companies, including Tripadvisor, to meet enhanced requirements regarding the handling and storage of personal data.  In addition, the State of California adopted the Consumer Privacy Protection Act which became effective January 1, 2020 and also enhances privacy rights and consumer protection for residents of California.  In addition, similar laws have been adopted or are currently under discussion in other jurisdictions. The enactment, interpretation and application of these laws is still in a state of flux.

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

Compliance with these laws, rules and regulations has not had, and is not expected to have, a material effect on Tripadvisor’s business, results of operations and financial condition. However, certain laws and regulations have not historically been applied in the context of online travel companies, so there can be uncertainty regarding how these requirements may relate to Tripadvisor’s business in the future.

Marketing and Competition

Tripadvisor and its partners compete with other companies across numerous verticals within an attractive and rapidly evolving travel industry. In its daily operations, Tripadvisor competes to attract premier travel community-powered content (reviews, photos and other forms of engagement), traffic, advertising dollars, and, more generally, the purchasing power of high-intent and highly valuable consumers seeking to book vacations and spend. Since Tripadvisor’s travel review content and those of its competitors are typically free, Tripadvisor differentiates based on the awareness and trust travelers and diners place in its brand, the quality and nature of its consumer and B2B product offerings and through the choices available through its online travel search and price comparison services (or metasearch). As such, Tripadvisor invests in improving its consumer experience and expanding travel review content (the core offering within its value proposition), the growth of business listings on Tripadvisor’s platform that provides choice and the diverse range of bookable experiences it provides travelers during their vacations that create lasting memories. Knowing trust in Tripadvisor’s platform is paramount to its success and the virtues of its network effect, Tripadvisor also invests in leading the internet industry in its trust and safety initiatives, including providing transparency into its traveler review process and its efforts to combat misinformation and false reviews.

Tripadvisor also invests to amplify its global brand and raise consumer awareness of, and engagement with, its end-to-end product offerings. With hundreds of millions of visitors to its platform each year, Tripadvisor leverages a number of cost effective online and offline marketing channels to reach travelers and diners, including its own platform channels (i.e. websites and app), online search engines (primarily Google), social media, email, media via public relations, partnerships, and content distribution. The relative success of Tripadvisor’s marketing strategy is measurable on these channels and can be influenced by changes that Tripadvisor and its travel partners and competitors make to its respective products and marketing strategies. Tripadvisor allocates resources among the different marketing channels based on its internal return on investment measures. Tripadvisor competes globally with both online and offline, established and emerging, providers of travel, hospitality, lodging, experiences (bookable tours, activities, and attractions), and restaurant reservation and related services. The markets for the services Tripadvisor offers are intensely competitive, and current and new competitors can launch new services at a relatively low cost.

Tripadvisor also competes with different types of companies in the various markets and geographies where it operates, including large and small companies in the travel space as well as broader service providers. More specifically:

●	Tripadvisor’s Hotels, Media & Platform segment competes, and in some cases partners, with the following businesses: OTAs (including Expedia, Booking Holdings, and their respective subsidiaries and operating companies, and Airbnb; hotel metasearch providers (including trivago (a majority-owned subsidiary of Expedia), Kayak and HotelsCombined (subsidiaries of Booking Holdings) and Trip.com Group Limited); large online search, social media, and marketplace platforms and companies (including Google, Facebook, Microsoft’s Bing, Yahoo, Baidu and Alibaba); traditional offline travel agencies; and global hotel chains seeking to promote direct bookings.
●	As endemic and non-endemic (non-travel) advertisers seek to diversify their display-based advertising spend beyond platforms such as Google and Facebook and their related properties (Instagram and YouTube), Tripadvisor competes with these and other internet media channels for advertising spend, such as Twitter, Pinterest and Snap Media, in addition to fast growing advertising businesses, such as ad-supported retail and entertainment platforms like Amazon, Spotify, and Walmart.com.
●	Within Tripadvisor’s Experiences & Dining segment, its Experiences businesses compete with online travel agencies (such as Airbnb, Booking Holdings and Expedia); search engines (such as Google); other pure-play experience OTAs (such as GetYourGuide, Peek and Klook); traditional travel agencies and online travel service providers and wholesalers, among others. Tripadvisor’s Dining offering compete with other online restaurant reservation services, such as Google and OpenTable (a subsidiary of Booking Holdings).

See discussion about Tripadvisor’s long-term growth strategy in Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Human Capital Resources

Employees

As described above, our Company is party to a services agreement with Liberty Media, pursuant to which 86 Liberty Media corporate employees provide certain management services to the Company for a determined fee. As a result, our Company is not responsible for the hiring, retention and compensation of these individuals (except that our Company does grant equity incentive awards to these individuals). However, our Company directly benefits from the efforts undertaken by Liberty Media to attract and retain talented employees. Liberty Media strives to create a diverse, inclusive and supportive workplace, with opportunities for its employees to grow and develop in their careers, supported by competitive compensation, benefits and health and wellness programs, and by programs that build connections between its employees and their communities. Our Company fully supports these efforts.

As of December 31, 2021, Tripadvisor had 2,691 employees. Tripadvisor’s number of employees increased approximately 4% when compared to the same period in 2020. Approximately 50%, 35% and 15% of Tripadvisor’s current employees are based in Europe, the U.S. and the rest of the world, respectively. Additionally, Tripadvisor uses independent contractors to supplement its workforce. Tripadvisor believes it has good relationships with its employees and contractors, including relationships with employees represented by international works councils or other similar organizations.

Talent Acquisition and Development

Tripadvisor believes its employees are essential to its success and that its success depends on its ability to attract, develop and retain key talent. The skills, experience and industry knowledge of key employees significantly benefit Tripadvisor’s operations and performance. Competition for qualified personnel is intense, particularly for software engineers, computer scientists, and other technical staff, and constrained labor markets have increased competition for personnel across other parts of Tripadvisor’s business. Tripadvisor's management and Board of Directors oversee various initiatives for talent acquisition, retention and development.

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

It is important that Tripadvisor’s employees represent a mix of experiences and backgrounds in order to make its company stronger, more innovative and more inclusive. Inclusion is one of Tripadvisor’s core values, and it has programs in place to promote diversity and inclusion. Tripadvisor’s diversity and inclusion initiatives support its goal that everyone throughout the company is engaged in creating an inclusive workplace. Tripadvisor supports inclusion through training on topics including Unconscious Bias and Inclusive Leadership. Tripadvisor also supports a network of active Employee Resource Groups reflecting many dimensions of diversity across the company.

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

Refer to note 12 and note 13 in the accompanying notes to the consolidated financial statements for more information about employee compensation and Tripadvisor’s 401(k) Plan.

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

The information contained on our website and the websites of our subsidiaries and affiliated businesses mentioned throughout this report are not incorporated by reference herein.

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

Risk Factors Relating to Our Corporate History and Structure

We are a holding company, and we could be unable in the future to obtain cash in amounts sufficient to service our financial obligations or meet our other commitments. Our ability to meet our financial obligations and other contractual commitments, including debt service payments under TripCo’s 0.50% Exchangeable Senior Debentures due 2051 (the "Debentures") and any other indebtedness that we may obtain in the future, depends upon our ability to access cash. We are a holding company, and our sources of cash include our available cash balances, any dividends and interest we may receive from our investments and proceeds from any asset sales we may undertake in the future. We currently have no plans with respect to any asset sales. The ability of Tripadvisor to pay dividends or to make other payments or advances to us depends on its operating results and any statutory, regulatory or contractual restrictions to which it may be or may become subject.

Our holding company structure could restrict access to funds of our subsidiaries that may be needed to service our financial obligations. Our subsidiaries are separate and distinct legal entities and they have no obligation, contingent or otherwise, to pay any amounts due under our indebtedness. The payment of dividends or the making of loans or advances to us by our subsidiaries may be subject to statutory, regulatory or contractual restrictions, are contingent upon the earnings of those subsidiaries, and are subject to various business considerations. Accordingly, our ability to make interest payments on our indebtedness and to otherwise meet our financial obligations at the holding company level is constricted.

Notwithstanding our ownership interest in Tripadvisor and our having two nominees on its ten member board of directors, we have no ability to cause Tripadvisor to pay dividends or otherwise make funds available to us. We do not have access to the cash that Tripadvisor generates from its operating activities. Tripadvisor generated $108 million, used $194 million and generated $424 million of cash from its operations during the years ended December 31, 2021, 2020 and 2019, respectively. Tripadvisor uses the cash it generates from its operations to fund its investing activities and to service its debt and other financing obligations. We do not have access to the cash that Tripadvisor generates unless Tripadvisor declares a dividend on its capital stock payable in cash, repurchases any or all of its outstanding shares of capital stock for cash or otherwise distributes or makes payments to its stockholders, including us. Other than the special dividend paid in December 2019, Tripadvisor has not historically paid any dividends on its capital stock or, with limited exceptions, otherwise distributed cash to its stockholders and instead has used all of its available cash in the expansion of its business and to service its debt obligations. Covenants in Tripadvisor’s existing debt instruments also restrict the payment of dividends and cash distributions to stockholders. We expect that Tripadvisor will continue to apply its available cash to the expansion of its business.

Our company may have future capital needs and may not be able to obtain additional financing, or refinance our existing indebtedness, on acceptable terms.  As of December 31, 2021, 187,414 shares of Series A Preferred Stock were outstanding and held by Certares (as defined below), with a redemption value, as of December 31, 2021, of approximately $266 million, which we are required to redeem for cash on the earlier of (i) the first business day after March 26, 2025, or (ii) subject to certain exceptions, our change in control. Beginning on March 27, 2024, we have the option, from time to time, to call and repurchase any and all of the outstanding Series A Preferred Stock for cash.    Our cash reserves may be insufficient to satisfy our obligation to redeem the Series A Preferred Stock.

As of December 31, 2021, TripCo had approximately $371 million principal amount of debt outstanding, consisting of $330 million outstanding under the Debentures, and $41 million outstanding under the VPF (defined in note 5 of the accompanying consolidated financial statements).

Although Tripadvisor has substantial cash flow from operations, we have limited sources of cash and liquidity. Our cash balance is expected to enable us to fund our parent level operating expenses for the foreseeable future; however, we cannot assure you that we will not experience unexpected expenses or that we will have sufficient liquidity to fund our operations and service our debt and other obligations during the foreseeable future. For additional information about our company’s ability to potentially service our direct debt obligations, see “We are a holding company, and we could be unable in the future to obtain cash in amounts sufficient to service our financial obligations or meet our other commitments.” above.

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

Our Series A Preferred Stock has rights, preferences and privileges that are not held by, and are preferential to, the rights of our common stockholders, which could adversely affect our liquidity and financial condition and result in the interests of Certares (as defined below) differing from those of our common stockholders. On March 15, 2020, we entered into an Investment Agreement (the “Investment Agreement”) with Certares Holdings LLC, Certares Holdings (Blockable) LLC, and Certares, Holdings (Optional) LLC  (collectively, “Certares”). Pursuant to the Investment Agreement, we sold Certares 325,000 shares of Series A Preferred Stock, for a purchase price of $1,000 per share. As of December 31, 2021, 187,414 shares of Series A Preferred Stock remained outstanding, which were held by Certares. As a holder of our Series A Preferred Stock, Certares is entitled to receive:

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

Holders of our Series A Preferred Stock have certain consent rights, including with respect to dividends on or repurchases of our common stock, incurring certain indebtedness, issuing certain stock, entering certain transaction and transferring certain shares of Tripadvisor stock. For so long as at least 25% of the original aggregate liquidation value of the Series A Preferred Stock remains outstanding (the “Threshold Amount”), we will not pay any dividends on or repurchase shares of our common stock without the prior written consent of the holders of a majority of the Series A Preferred Stock (subject to certain exceptions). In addition, for so long as Certares beneficially owns a number of shares of Series A Preferred Stock with an aggregate liquidation value at least equal to the Threshold Amount, we will be required to obtain the prior written consent of the holders of at least a majority of the Series A Preferred Stock prior to incurring certain indebtedness, issuing any stock which ranks on a parity basis with or senior to the Series A Preferred Stock, issuing shares of our Series B common stock, subject to certain exceptions, entering into certain affiliate transactions and transferring shares of Class B common stock and common stock of Tripadvisor. Such consent rights may limit our financial and operational flexibility, which could have a material adverse effect on our business and/or liquidity.

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

It is possible that we would not have sufficient funds to make any required redemption of Series A Preferred Stock. Moreover, we may not be able to arrange financing, to pay the redemption price.

Our company has overlapping directors and officers with Qurate Retail, Liberty Media, LBC and Liberty Media Acquisition Corporation (“LMAC”), which may lead to conflicting interests.  As a result of our spin-off from Qurate Retail in 2014 and other transactions between 2011 and 2014 that resulted in the separate corporate existence of Qurate Retail, Liberty Media and LBC, as well as the initial public offering of LMAC in January 2021, all of our executive officers also serve as executive officers of Qurate Retail, Liberty Media, LBC and LMAC, and there are overlapping directors. Other than Liberty Media’s ownership of LMAC’s sponsor, which beneficially owns 20% of LMAC’s outstanding common stock as of January 31, 2022, none of the foregoing companies has any ownership interest in any of the others. Our executive officers and members of our company’s board of directors have fiduciary duties to our stockholders. Likewise, any such persons who serve in similar capacities at Qurate Retail, Liberty Media, LBC, LMAC or any other public company have fiduciary duties to that company’s stockholders. For example, there may be the potential for a conflict of interest when our company, Qurate Retail, Liberty Media, LBC or LMAC looks at acquisitions and other corporate opportunities that may be suitable for each of them. Therefore, such persons may have conflicts of interest or the appearance of conflicts of interest with respect to matters involving or affecting more than one of the companies to which they owe fiduciary duties. Moreover, many of our company’s directors and officers own Qurate Retail, Liberty Media, LMAC and/or LBC stock and equity awards. These ownership interests could create, or appear to create, potential conflicts of interest when the applicable individuals are faced with decisions that could have different implications for our company, Qurate Retail, Liberty Media, LBC and LMAC. Each of our company, LBC and LMAC has renounced its rights to certain business opportunities and their respective restated certificate of incorporation provides that no director or officer of the respective company will breach their fiduciary duty and therefore be liable to the respective company or its stockholders by reason of the fact that any such individual directs a corporate opportunity to another person or entity (including Qurate Retail, Liberty Media, LBC, LMAC and TripCo, as the case may be) instead of the respective company, or does not refer or communicate information regarding such corporate opportunity to the respective company, unless (x) such opportunity was expressly offered to such person solely in his or her capacity as a director or officer of the respective company or as a director or officer of any of the respective company’s subsidiaries, and (y) such opportunity relates to a line of business in which the respective company or any of its subsidiaries is then directly engaged. In addition, any potential conflict that qualifies as a “related party transaction” (as defined in Item 404 of Regulation S-K) is subject to review by an independent committee of the applicable issuer’s board of directors in accordance with its corporate governance guidelines. Any other potential conflicts that arise will be addressed on a case-by-case basis, keeping in mind the applicable fiduciary duties owed by the executive officers and directors of each issuer. From time to time, we may enter into transactions with Qurate Retail, Liberty Media, LBC, LMAC and/or their subsidiaries or other affiliates. There can be no assurance that the terms of any such transactions will be as favorable to our company, Qurate Retail, Liberty Media, LBC, LMAC or any of their respective subsidiaries or affiliates as would be the case where there is no overlapping officer or director.

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

Goodwill and other identifiable intangible assets, specifically trademarks, represent a significant portion of our total assets, and we may never realize the full value of our intangible assets. As of December 31, 2021, we had intangible assets not subject to amortization, which consisted of goodwill and trademarks, of approximately $2,950 million, which represented approximately 67% of total assets as of December 31, 2021. These intangible assets were recorded in connection with our acquisition of a controlling interest in Tripadvisor in 2012 and subsequent acquisitions by Tripadvisor. We perform our annual assessment of the recoverability of our goodwill and other non-amortizable intangible assets during the fourth quarter, or more frequently if events and circumstances indicate impairment may have occurred. Impairments may result from, among other things, deterioration in financial and operational performance, declines in stock price, increased attrition, adverse market conditions, adverse changes in applicable laws and/or regulations, deterioration of general macroeconomic conditions, fluctuations in foreign exchange rates, increased competitive markets in which Tripadvisor operates in, declining financial performance over a sustained period, changes in key personnel and/or strategy, and a variety of other factors.

Due to deteriorations in revenue, an impairment loss of $288 million was recorded during the year ended December 31, 2019, related to trademarks for the hotels, media & platform reporting unit.

Due to the impact of COVID-19 on Tripadvisor’s future revenue outlook, TripCo recorded a trademark impairment of $250 million during the three months ended June 30, 2020 related to the Hotels, Media & Platform reporting unit. Based on the quantitative assessment performed during the three months ended June 30, 2020 and the resulting impairment loss recorded, the carrying fair value of the trademark approximates its estimated fair value.  Further declines in Tripadvisor’s future revenue outlook could result in a decrease in the fair value of the trademark. TripCo will continue to monitor events and circumstances that may affect the fair value or carrying value of its trademark.

We previously recorded an impairment loss of $1,271 million during the year ended December 31, 2017 related to goodwill, related to the legacy hotels reporting unit due to a decline in Tripadvisor’s stock price.

Due to the impact of COVID-19 on Tripadvisor’s operating results, which led to a decline in Tripadvisor’s stock price, TripCo recorded a goodwill impairment of $279 million during the three months ended June 30, 2020, related to the Hotels, Media & Platform reporting unit. Based on the quantitative assessment performed during the second quarter and the resulting impairment loss recorded, the carrying value of the Hotels, Media & Platform reporting unit approximates its estimated fair value. Declines in the future revenue outlook, cash flows, or other changes in the business, may necessitate future impairments, which could be material.  TripCo will continue to monitor Tripadvisor’s financial performance, stock price and other events and circumstances that may negatively impact the estimated fair values to determine if future impairment assessments may be necessary.

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

Risk Factors Relating to Tripadvisor

The COVID-19 pandemic has had, and is expected to continue to have, a material impact on the travel industry, Tripadvisor and Tripadvisor’s financial performance. The COVID-19 pandemic has caused material declines in demand within the travel, hospitality, restaurant and leisure industry that has dampened consumer demand for Tripadvisor’s products and services and has adversely and materially affected its business and financial performance. The extent and duration of the impact of the pandemic on Tripadvisor’s business and financial performance is highly uncertain and difficult to predict, as the duration and severity of the pandemic is uncertain and cannot be predicted. While many countries are in the process of vaccinating their residents against COVID-19, the large scale and challenging logistics of distributing the vaccines, adoption rates, as well as uncertainty over the efficacy of the vaccine against new variants of the virus may contribute to delays in economic recovery, particularly for the travel industry. Given the unpredictable and unprecedented nature of the ongoing COVID-19 pandemic, it is difficult to estimate with accuracy the short and long-term impact to Tripadvisor’s future financial performance, but Tripadvisor expects the COVID-19 pandemic and its effects to continue to have a significant adverse impact on its business and financial performance for the foreseeable future.

Further, in response to the COVID-19 pandemic, much of Tripadvisor’s work force began working remotely and continue to work remotely. While many of Tripadvisor’s employees are accustomed to working remotely or working with other remote employees, much of its workforce has historically not been remote. Working remotely can give rise to cybersecurity issues, training and compliance issues, or create operational or other challenges as Tripadvisor adjusts to a fully-remote workforce, any of which could harm its business.

Declines or disruptions in the travel industry have had a material adverse impact on Tripadvisor’s business and financial performance. Tripadvisor’s business and financial performance are affected by the health of the worldwide travel industry. As noted above, Tripadvisor expects that COVID-19 will continue to materially adversely impact its business into 2022. Other events beyond Tripadvisor’s control, such as unusual or extreme weather or natural disasters, travel-related health concerns, restrictions related to travel, trade or immigration policies, wars, sources of political uncertainty, foreign policy changes, regional hostilities, imposition of taxes or surcharges by regulatory authorities, labor unrest or travel-related accidents can disrupt travel globally or otherwise result in declines in travel demand. In addition, the uncertainty of macro-economic factors and their impact on consumer behavior makes it more difficult to forecast industry and consumer trends, which in turn could adversely affect Tripadvisor’s ability to effectively manage its business. Tripadvisor’s financial performance is also subject to global economic conditions and their impact on levels of discretionary consumer spending. Sales of travel services tend to decline or grow more slowly during economic downturns when consumers engage in less discretionary spending, are concerned about unemployment or economic weakness, have reduced access to credit or experience other concerns that reduce their ability or willingness to travel. Leisure travel, in particular, which accounts for a substantial majority of Tripadvisor’s current business, is dependent on discretionary consumer spending levels.

If Tripadvisor is unable to continue to attract a significant amount of visitors to its platform, to cost-effectively convert these visitors into revenue-generating customers and to continue to engage consumers, its business and financial performance could be harmed. Tripadvisor’s traffic and user engagement could be adversely affected by a number of factors including, but not limited to, inability to provide quality content, inventory or supply to its consumers; declines or inefficiencies in traffic acquisition and reduced awareness of its brands. Certain of Tripadvisor’s competitors have advertising campaigns expressly designed to drive traffic directly to their websites, and these campaigns may negatively impact traffic to Tripadvisor’s platform. There can be no assurances that Tripadvisor will continue to provide content and products in a manner that meets rapidly changing demand. Any failure to obtain and manage content and products in a cost-effective manner that will engage consumers, or any failure to provide content and products that are perceived as useful, reliable and trustworthy, could adversely affect user experiences and their repeat behavior, reduce traffic to Tripadvisor’s platform and negatively impact its business and financial performance.

Tripadvisor relies on internet search engines and application marketplaces to drive traffic to its platform, certain providers of which offer products and services that compete directly with Tripadvisor’s. If Tripadvisor is unable to drive traffic cost-effectively, traffic to its platform could decline and its business would be negatively affected.  The number of consumers Tripadvisor attracts to its platform is due in large part to how and where information from, and links to, its platform are displayed on search engine results pages, or SERPs. The display, including rankings, of search results can be affected by a number of factors, many of which are not in Tripadvisor’s control. Search engines frequently change the logic that determines the placement and display of the results of a user’s search, such that the purchased or algorithmic placement of links to Tripadvisor’s platform can be negatively affected. A search engine could alter its search algorithms or results causing Tripadvisor’s websites to place lower in search query results. For example, Google, a significant source of traffic to Tripadvisor’s platform, frequently promotes its own competing products in its search results, which has negatively impacted placement of references to Tripadvisor and its platform on the SERP. If a major search engine changes its algorithms in a manner that negatively affects the search engine ranking of Tripadvisor’s websites or those of its travel partners, or if competitive dynamics impact the cost or effectiveness of Search Engine Optimization (“SEO”) or Search Engine Marketing (“SEM”) in a negative manner, Tripadvisor’s business and financial performance would be adversely affected. Furthermore, Tripadvisor’s failure to successfully manage its SEO and SEM strategies and/or other traffic acquisition strategies could result in a substantial decrease in traffic to Tripadvisor’s platform, as well as increased costs to the extent it replaces free traffic with paid traffic.

Tripadvisor also relies on application marketplaces, or app stores such as Apple’s App Store and Google’s Play, to drive downloads of its apps. In the future, Apple, Google or other marketplace operators may make changes that make access to Tripadvisor’s products more difficult or may limit Tripadvisor’s access to information that would restrict its ability to provide the best user experience. For example, Google has entered various aspects of the online travel market, including by establishing a flight metasearch product and hotel metasearch product as well as reservation functionality. Tripadvisor’s apps may receive unfavorable treatment compared to the promotion and placement of competing apps, such as the order in which they appear within marketplaces. In addition, Apple has announced new features that limit who has access to consumer data, including location information. Similarly, if problems arise in Tripadvisor’s relationships with providers of application marketplaces, traffic to Tripadvisor’s platform and its user growth could be harmed.

Tripadvisor derives a substantial portion of its revenue from advertising and any significant reduction in spending by advertisers on its platform could harm its business. Tripadvisor’s ability to grow advertising revenue with its existing or new travel partners is dependent in large part on its ability to provide value to them relative to other alternatives. Tripadvisor’s ability to provide value to its travel partners depends on a number of factors, including, but not limited to, the following:

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

Tripadvisor relies on a relatively small number of significant travel partners and any reduction in spending by or loss of these partners could seriously harm its business. For the year ended December 31, 2021, Tripadvisor’s two most significant travel partners, Expedia and Booking (and their subsidiaries), accounted for a combined 34% of total revenue. If any of Tripadvisor’s significant travel partners were to cease or significantly curtail advertising on its platform, Tripadvisor could experience a rapid decline in its revenue over a relatively short period of time which would have a material impact on its business.

Tripadvisor’s business depends on strong brands and any failure to maintain, protect or enhance its brands could hurt its ability to retain and expand its base of consumers and partners, the frequency with which consumers utilize its products and services and its ability to attract travel partners. Tripadvisor’s ability to maintain and protect its brands depends, in part, on its ability to maintain consumer trust in its products and services and in the quality, integrity, reliability of usefulness of the content and other information found on its platform. If consumers do not view the content on Tripadvisor’s platform to be useful and reliable, they may seek other sources to obtain the information they are looking for and may not return to its platform as often or at all. Tripadvisor dedicates significant resources to protecting the quality of its content, primarily through its content guidelines, computer algorithms and human moderators that are focused on identifying and removing inappropriate, unreliable or deceptive content.

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

Consumer adoption and use of mobile devices creates new challenges. If Tripadvisor is unable to offer compelling products on such devices or continue to operate effectively on these platforms, its business may be adversely affected. Widespread adoption of mobile devices has driven substantial online traffic and commerce to mobile platforms and Tripadvisor anticipate that use of these devices will continue to grow. Tripadvisor’s platform, when utilized on mobile phone devices, have historically monetized at a significantly lower rate than desktops and advertising opportunities are more limited on these devices. Additionally, consumer purchasing patterns differ on these devices. For example, accommodation reservations made on a mobile device are generally for shorter lengths of stay and are not made as far in advance. Tripadvisor expects that the ways in which consumers engage with its platform will continue to change over time as consumers increasingly engage via alternative devices.

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

Tripadvisor’s success will also depend on the interoperability of its products with a range of technologies, systems, networks and standards and its ability to create, maintain and develop relationships with key participants in related industries, some of which may be its competitors. For example, Google’s Android, and Apple’s iPhone are the leading smartphones in the world and Tripadvisor’s products need to synergistically function on their operating systems in order to create a positive user experience on those devices. Yet, Apple has announced privacy features that may limit the amount of information Tripadvisor can access about its users operating on the Apple iPhone operating system.

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

Any continued or future declines or disruptions in the economy and industries in which Tripadvisor operates could adversely affect Tripadvisor’s businesses, financial performance and the market price of Tripadvisor’s common stock and our common stock. Sales of travel services tend to decline or grow more slowly during economic downturns when consumers engage in less discretionary spending, are concerned about unemployment or economic weakness, have reduced access to credit or experience other concerns that reduce their ability or willingness to travel. The global economy may be adversely impacted by events beyond Tripadvisor’s control including actual or threatened terrorism, regional hostilities or instability, natural disasters, political instability and health concerns (including epidemics or pandemics), significant increases in energy costs, tightening of credit markets and declines in consumer confidence. The uncertainty of macro-economic factors and their impact on consumer behavior makes it more difficult to forecast industry and consumer trends and the timing and degree of their impact on Tripadvisor’s markets and business, which in turn could adversely affect its ability to effectively manage its business.

Economic downturn and adverse market conditions may also negatively impact Tripadvisor’s travel partners, its travel partners’ access to capital, cost of capital and ability to meet liquidity needs.  These challenges faced in a prolonged economic downturn or deterioration in the travel industry could adversely impact Tripadvisor’s business, financial performance and share price. The extent and duration of such impacts remain largely uncertain and dependent on future developments that cannot be accurately predicted at this time.

Tripadvisor operates in a competitive global environment and its failure to compete effectively could reduce its market share and harm its financial performance. Tripadvisor competes with different types of companies in the various markets and geographies where it operates, including large and small companies in the travel space as well as broader service providers.  Tripadvisor faces competition for content, consumers, advertisers, online travel search and price comparison services and online reservations. Tripadvisor competes globally with both online and offline, established and emerging, providers of travel, lodging, experiences and restaurant reservation and related services. Current and new competitors can launch new services at a relatively low cost. More specifically:

●	In Tripadvisor’s Hotels, Media & Platform segment, it faces competition from the following businesses: OTAs (including Expedia and Booking); hotel metasearch providers (including trivago, Kayak, HotelsCombined, and Trip.com); large online search, social media, and marketplace platforms and companies (including Google, Facebook, Bing, Yahoo, Baidu, Alibaba and Airbnb); and traditional offline travel agencies; and global hotel chains seeking to promote direct bookings.
●	Tripadvisor also faces competition from different companies with respect to its Experiences & Dining segment. Its Experiences offering competes with online travel agencies, such as Airbnb, Booking, GetYourGuide, Peek and Klook; traditional travel agencies; online travel service providers; and wholesalers, among others. Its Dining offering competes with other online restaurant reservation services, such as Google and OpenTable.

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

Tripadvisor competes with certain companies that it also does business with, including certain of its travel partners and related parties. The consolidation of Tripadvisor’s competitors and travel partners may affect its relative competitiveness and its travel partner relationships. Competition and consolidation could result in higher traffic acquisition costs, reduced margins on its advertising services, loss of market share, reduced customer traffic to its platform and reduced advertising by travel companies on its platform.

Tripadvisor relies on information technology to operate its business and remain competitive, and any failure to adapt to technological developments or industry trends could harm its businesses. Tripadvisor’s future success depends on its ability to continuously improve and upgrade its systems and infrastructure to meet rapidly evolving consumer trends and demands while at the same time maintaining the reliability and integrity of its systems and infrastructure. Tripadvisor may not be able to maintain or replace its existing systems or introduce new technologies and systems as quickly as it would like or in a cost-effective manner. Tripadvisor may not be successful, or as successful as its competitors, in developing technologies and systems that operate effectively across multiple devices and platforms in a way that is appealing to its consumers. Tripadvisor’s future success will also depend on its ability to adapt to emerging technologies such as tokenization; new authentication technologies, such as biometrics, distributed ledger and blockchain technologies; new and emerging payment methods, such as cryptocurrencies, Alipay, Paytm and WeChat Pay; artificial intelligence; virtual and augmented reality; and cloud technologies. The emergence of alternative or new devices and the emergence of niche competitors who may be able to optimize products, services or strategies for such platforms will require additional investment in technology. New developments in other areas could also make it easier for competitors to enter its markets due to lower up-front technology costs.

If Tripadvisor is unable to adapt to the evolving demands of its customers, it may not remain competitive, and its business and financial performance could suffer. Tripadvisor’s competitors are continually developing innovations in services and features. As a result, Tripadvisor is continually working to improve the user experience on its platform in order to engage its consumers and drive user traffic and conversion rates for its travel partners and provide its business partners with the tools they need to succeed. Tripadvisor has invested, and expects to continue to invest, significant resources in developing and marketing these innovations. Tripadvisor can give no assurances that the changes it makes will yield the benefits it expects and will not have unintended or adverse impacts. If Tripadvisor is unable to continue offering innovative products and services and quality features that customers want to use, existing customers may become dissatisfied and use competitors’ offerings and Tripadvisor may be unable to attract additional customers, which could adversely affect its business and financial performance.

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

Tripadvisor is dependent upon the quality of traffic in its network to provide value to its travel partners, and any failure in its ability to deliver quality traffic and/or the metrics to demonstrate the value of the traffic could have a material and adverse impact on the value of its platform to its travel partners and adversely affect its revenue. Tripadvisor uses technology and processes to monitor the quality of the internet traffic that it delivers to its travel partners and has identified metrics to demonstrate the quality of that traffic and identify low quality clicks such as non-human processes, including robots, spiders, the mechanical automation of clicking and other types of invalid clicks or click fraud. Even with such monitoring in place, there is a risk that a certain amount of low-quality traffic will be delivered to such online advertisers. Such low-quality or invalid traffic may be detrimental to Tripadvisor’s relationships with travel partners and could adversely affect its advertising pricing and revenue.

Tripadvisor relies on assumptions and estimates and data to calculate certain of its key metrics, and real or perceived inaccuracies in such metrics may harm its reputation and negatively affect its business. Certain metrics are key to Tripadvisor’s business; as both the industry in which it operates and its businesses continue to evolve, so too might the metrics by which it evaluates its businesses. While the calculation of the metrics Tripadvisor uses is based on what it believes to be reasonable estimates, its internal tools are not independently verified by a third-party and have a number of limitations; furthermore, its methodologies for tracking these metrics may change over time. For example, a single person may have multiple accounts or browse the internet on multiple browsers or devices, some consumers may restrict Tripadvisor’s ability to accurately identify them across visits, some mobile apps automatically contact its servers for regular updates with no user action, and Tripadvisor is not always able to capture user information on its platform. As such, the calculations of its unique users may not accurately reflect the number of people actually visiting its platform. If the internal tools Tripadvisor uses to track these metrics under-count or over-count performance or contain algorithm or other technical errors, the data it reports may not be accurate.  Tripadvisor continues to improve upon its tools and methodologies to capture data; however, the improvement of its tools and methodologies could cause inconsistency between current data and previously reported data, which could confuse investors or lead to questions about the integrity of its data. Finally, Tripadvisor may, in the future, identify new or other metrics that enable it to more accurately evaluate its business. Accordingly, investors should not place undue reliance on these metrics.

Tripadvisor relies on the performance of highly skilled personnel and if it is unable to retain or motivate key personnel or hire, retain and motivate qualified personnel its business would be harmed.  The contributions of key senior management and the contributions of software engineers and other technology professionals are critical to Tripadvisor’s overall management and the success of its business. Tripadvisor cannot ensure that it will be able to retain the services of its existing key personnel and the loss of one or more of its key personnel, without a suitable replacement, could seriously harm its business. Tripadvisor does not maintain any key person life insurance policies.

Stephen Kaufer, Tripadvisor’s co-founder, Chief Executive Officer and President, is expected to step down from his position in 2022. While Tripadvisor’s board has initiated an open search for Mr. Kaufer’s position, a successor has not yet been named. Tripadvisor cannot ensure that it will be able to find a suitable replacement for Mr. Kaufer on the expected timeline. Moreover, leadership transitions can be inherently difficult to manage, and an inadequate transition to a permanent successor may cause disruptions to Tripadvisor’s business due to, among other things, diverting management's attention or causing a deterioration in morale. Additionally, the ability of a new CEO to quickly expand their knowledge of Tripadvisor’s business plans, operations and strategies will be critical to their ability to make informed decisions about strategy and operations. Further, if Tripadvisor’s new CEO formulates different or changed views, the future strategy and plans of Tripadvisor may differ materially from those of the past.

The success of Tripadvisor’s operations and the quality of its services are also highly dependent on its ability to attract and retain skilled personnel. During 2020, Tripadvisor’s headcount was reduced by nearly 1,600 employees. During 2021, Tripadvisor saw historic levels of attrition. This reduction in workforce and attrition results in the loss of institutional knowledge, relationships, or expertise for critical roles. This could also have a negative impact on employee morale and productivity, make it more difficult to retain valuable key employees, divert attention from operating Tripadvisor’s business, create personnel capacity constraints and hamper its ability to grow, develop innovative products and compete, any of which could impede its ability to operate or meet strategic objectives. For employees, Tripadvisor competes with companies that have far greater financial resources than it does as well as companies that promise short-term growth opportunities and/or other benefits. If Tripadvisor does not succeed in attracting well-qualified employees or retaining or motivating existing employees, its business would be adversely affected.

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

Tripadvisor has in the past invested, and may in the future invest, in privately-held companies. Such investments are inherently risky and its ability to liquidate any such investments is typically difficult. Valuations of such privately-held companies are inherently complex and uncertain due to the lack of liquid market for the companies’ securities. Tripadvisor cannot assure you that these investments will be successful or that such endeavors will result in the realization of the synergies, cost savings and innovation that may be possible within a reasonable period of time, if at all. Tripadvisor could lose the full amount of its investments; any impairment of its investments could have a material adverse effect on its financial results.

Risks Related to Legal and Regulatory Matters

Tripadvisor is a global company that operates in many different jurisdictions inside and outside the U.S. and these operations expose Tripadvisor to additional risks. Many regions have different economic conditions, languages, currencies, legislation, regulatory environments, levels of political stability, levels of consumer expectations, and use of the internet for commerce. Tripadvisor is subject to risks typical of global businesses, including, but not limited to, the following:

●	Compliance with additional laws and regulations, including but not limited to, laws and regulations regarding data privacy, labor and employment, advertising, anti-competition and tax;
●	Difficulties in managing staff and operations due to distance, time zones, language and cultural differences;
●	Restrictions on repatriation of cash and on investments in operations;
●	Uncertainty regarding liability for services, content and intellectual property rights;
●	Increased risk and limits on enforceability of intellectual property rights;
●	Diminished ability to legally enforce contractual rights;
●	Economic or political instability or laws involving economic or trade prohibitions or sanctions; and
●	Threatened or actual acts of terrorism.

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

A failure to comply with current laws, rules and regulations or changes to such laws, rules and regulations and other legal uncertainties may adversely affect Tripadvisor’s business or financial results. Tripadvisor’s business and financial results could be adversely affected by unfavorable changes in or interpretations of existing laws, rules and regulations or the promulgation of new laws, rules and regulations applicable to Tripadvisor and its business, including, but not limited to, those relating to internet and online commerce, internet advertising, consumer protection, intermediary liability and data security and privacy. These laws continue to evolve. For example, there is, and will likely continue to be, an increasing number of laws and regulations pertaining to internet and online commerce and liability for information retrieved from or transmitted over the internet. In addition, the growth and development of online commerce may prompt calls for more stringent consumer protection laws and more aggressive enforcement efforts, data privacy and industry-specific laws and regulations. Further, Tripadvisor’s Rentals business has been and continues to be subject to regulatory developments globally that affect the rental industry, such as (i) statutes or ordinances that prohibit or limit property owners and managers from renting certain properties on a short-term basis,  (ii) fair housing or other laws governing whether and how properties may be rented, and (iii) homeowners, condominium and neighborhood associations adopting or considering adopting rules that prohibit or restrict property owners and managers from short-term rentals. Operating in this dynamic regulatory environment requires significant management attention and financial resources. The failure of Tripadvisor’s businesses to comply with these laws and regulations could result in fines and/or proceedings against us by governmental agencies, regulatory authorities, courts and/or consumers, which, if material, could adversely affect Tripadvisor’s business and financial results.

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

Tripadvisor faces risks related to its intellectual property. Tripadvisor relies on content, brands and technology, much of which is proprietary. Tripadvisor protects its content, brands and technology by, among other things, a combination of maintenance and enforcement of registered and unregistered intellectual property rights (e.g. trademarks, copyrights and trade secrets), technological solutions and contractual protections. Even with these precautions, it may be possible for another party to copy or otherwise obtain and use its intellectual property, without authorization or to independently develop similar content, brands or technology. Any misappropriation or violation of Tripadvisor’s rights could have a material adverse effect on its business.

Effective intellectual property protection may not be available in every jurisdiction in which Tripadvisor’s platform or services are made available and policing unauthorized use of Tripadvisor’s intellectual property is difficult and expensive. Therefore, in certain jurisdictions, Tripadvisor may be unable to adequately protect its intellectual property against unauthorized third-party copying or use. Tripadvisor cannot be sure that the steps it has taken will prevent misappropriation or infringement of its intellectual property. Furthermore, Tripadvisor may need to go to court or other tribunals in order to enforce its rights or scope of the proprietary rights of others. These proceedings might result in substantial costs and diversion of resources and management attention and Tripadvisor cannot accurately predict the likelihood of success in such proceedings. Tripadvisor’s failure to protect its intellectual property in an effective manner could have a material adverse effect on its business.

Tripadvisor currently licenses some of the intellectual property displayed on its platform from third parties. As Tripadvisor continues to introduce new services that incorporate new intellectual property, it may be required or elect to license additional intellectual property. Tripadvisor cannot be sure that such licenses will be available on commercially reasonable terms, if at all.

From time to time, in the ordinary course of Tripadvisor’s business, it has been subject to, and is currently subject to, legal proceedings and claims relating to third-party intellectual property rights, and Tripadvisor expects that third-parties will continue to assert intellectual property claims against it, particularly as it expands the complexity and scope of its platform and services. Successful intellectual property claims against Tripadvisor could result in significant monetary liability or prevent it from operating its business, or portions of its business, or require it to change business practices or develop non-infringing intellectual property, which could require significant effort and expense. In addition, resolution of claims may require Tripadvisor to obtain releases or licenses to use intellectual property rights belonging to third-parties, which may be expensive to procure, or possibly to cease using those rights altogether. Any of these events could have a material adverse effect on its business, results of operations and financial condition.

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

Implementing and complying with these laws and regulations may be more costly or take longer than Tripadvisor anticipates, or could otherwise affect its operations. Any failure or perceived failure by Tripadvisor to comply with its privacy and information security policies, privacy-related obligations to consumers or other third parties, or privacy-related legal obligations, may result in litigation or governmental enforcement actions that could harm its reputation and cause its consumers and travel partners to lose trust in Tripadvisor, any of which could have an adverse effect on its business, brand, market share and financial results.

Tripadvisor is subject to risks associated with processing credit card and other payment transactions and failure to manage those risks may subject it to fines, penalties and additional costs and could have a negative impact on its business. Tripadvisor accepts payments from consumers and travel partners using a variety of methods, including credit, debit and invoicing. Tripadvisor is subject to regulations and compliance requirements, including obligations to implement enhanced authentication processes. Tripadvisor relies on third parties to provide certain payment methods and payment processing services and its business could be disrupted if these companies become unwilling or unable to provide these services to it. Tripadvisor is also subject to payment card association operating rules, including data security rules, certification requirements, and rules governing electronic funds transfers, which could change or be reinterpreted to make it difficult or impossible for it to comply. Tripadvisor is also subject to a number of other laws and regulations relating to payments, money laundering, international money transfers and privacy and information security. These laws, regulations and/or requirements result in significant costs and, yet, Tripadvisor may still be susceptible to fraudulent activity or cyber-threats. If Tripadvisor fails to comply with these rules or requirements or if its data security systems are breached or compromised, it may be liable for card issuing banks’ costs, subject to fines, penalties and higher transaction fees, and/or lose its ability to accept credit and debit card payments, process electronic funds transfers, or facilitate other types of online payments. In addition, for certain payment methods, including credit and debit cards, Tripadvisor pays interchange and other fees, which may increase over time and raise its operating costs and lower profitability.

Additionally, Tripadvisor’s marketplace activities in the U.K. and Europe require it to obtain a payment institution license under the Second Payment Services Directive (“PSD2”) which replaced the Payment Services Directive (“PSD”) effective January 13, 2018. PSD2 requires a license to perform certain defined “payment services” in a European Economic Area (“EEA”) member state. Conditions for obtaining the license include minimum capital requirements, establishment of procedures for safeguarding of funds, and certain governance and reporting requirements. Certain obligations relating to internal controls and the conduct of business, in particular, consumer disclosure requirements and certain rules regarding the timing and settlement of payments, must be met.

It is possible that Tripadvisor could become subject to regulatory enforcement or other proceedings in those states or other jurisdictions with money transmission, or other similar statutes or regulatory requirements, including an EEA member state, related to the handling or moving of money, which could in turn have a significant impact on its business, even if it were to ultimately prevail in such proceedings. If Tripadvisor is ultimately deemed to be in violation of one or more money transmitter or other similar statutes or regulatory requirements related to the handling or moving of money in the U.S., the EEA or other jurisdictions, Tripadvisor may be subject to the imposition of fines or restrictions on its business, its ability to offer some or all of its services in the relevant jurisdiction may be suspended, and it may be subject to civil or criminal liability and its business, results of operations and financial position could be materially adversely affected.

System security issues, data protection breaches, cyberattacks and system outage issues could disrupt Tripadvisor’s operations or services provided to its consumers, and any such disruption could damage its reputation and adversely affect its business, financial results and share price. Tripadvisor’s reputation and ability to attract, retain and service its consumers and travel partners is dependent upon the reliable performance and security of its computer systems and those of third-parties Tripadvisor utilizes in its operations. Significant security issues, data breaches, cyberattacks and outages, interruptions or delays, in Tripadvisor’s systems or third-party systems upon which it relies, could impair Tripadvisor’s ability to display content or process transactions and significantly harm its business. Breaches of Tripadvisor’s security measures or the accidental loss, inadvertent disclosure or unapproved dissemination of proprietary information or sensitive or confidential data about Tripadvisor, its consumers or its travel partners, could expose Tripadvisor, its consumers and travel partners to a risk of loss or misuse of this information, damage its brand and reputation or otherwise harm its business and financial performance and could result in government enforcement actions and litigation and potential liability for Tripadvisor. The costs of enhancing infrastructure to attain improved stability and redundancy may be time consuming and expensive and may require resources and expertise that are difficult to obtain. In addition, to the extent that Tripadvisor does experience a data breach, remediation may be costly and it may not have adequate insurance to cover such costs.

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

Much of Tripadvisor’s business is conducted with third-party partners and vendors. A security breach at such third-party could be perceived by consumers as a security breach of its systems and could result in negative publicity or reputational damage, expose it to risk of loss or litigation and subject it to regulatory penalties and sanctions. In addition, such incidents may also result in a decline in Tripadvisor’s user base and client base or engagement levels.

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

Evolving regulations, guidance and practices on the use of "cookies" and similar technology could negatively impact the way Tripadvisor does business. Cookies, or text files stored on consumers’ web browsers, are common tools used by thousands of websites and apps, including Tripadvisor’s, to store or gather information, improve site security, improve the customer experience, market to consumers and increase conversion on their websites. Many countries have adopted data protection laws and regulations governing the use of cookies and other similar tracking technologies by websites and app developers. Such regulations could limit Tripadvisor’s ability to serve certain customers in the manner it currently does, including with respect to retargeting or personalized advertising, impair its ability to improve and optimize performance on its platform, negatively affect a consumer's experience using its platform and negatively impact its business. Equally, privacy has been the impetus behind a move towards a cookie-less online ecosystem which poses a potential risk to its online behavioral advertising strategy. For example, Apple and Google continue to announce new privacy features that may limit Tripadvisor’s ability to use cookies and similar technology to improve the consumer experience.

Risks Related to Financial Matters

Tripadvisor has indebtedness which could adversely affect its business and financial condition. With respect to the 2025 Senior Notes and 2026 Convertible Senior Notes (as defined in note 7 of the accompanying consolidated financial statements), Tripadvisor is subject to risks relating to its existing or potential indebtedness that include:

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

Failure to comply with the various covenants contained in Tripadvisor’s Credit Agreement and the 2025 Indenture could have a material adverse effect on its business. The various covenants contained in the Credit Agreement and 2025 Indenture (as defined in note 7 of the accompanying consolidated financial statements) include those that limit Tripadvisor’s ability to, among other things:

●	Incur indebtedness;
●	Pay dividends on, redeem or repurchase its capital stock;
●	Effect share repurchases;
●	Enter into secured financing arrangements;
●	Enter into sale and leaseback transactions; and
●	Enter into unrelated businesses.

These covenants may limit Tripadvisor’s ability to optimally operate its business. Any failure to comply with the restrictions of the Credit Facility or the 2025 Senior Notes and 2026 Convertible Senior Notes may result in an event of default under the agreements governing such debt instruments and such default may allow the creditors to accelerate the debt incurred thereunder. In addition, lenders under the Credit Facility may be able to terminate any commitments they had made to supply Tripadvisor with further funds.

Tripadvisor may have future capital needs and may not be able to obtain additional financing on acceptable terms. Pursuant to the Credit Facility, Tripadvisor agreed to pledge substantially all of its assets, including the equity interests of its subsidiaries. This agreement also includes restrictive covenants that may limit its ability to secure additional financing in the future on favorable terms, if at all. Tripadvisor’s ability to secure additional financing will also depend upon its future operating performance, which is subject to then prevailing general economic and credit market conditions, and financial, business and other factors, many of which are beyond its control.

Tripadvisor is subject to risks relating to its 2026 Convertible Senior Notes. During the first quarter of 2021, Tripadvisor and TripCo adopted new accounting guidance issued by the Financial Accounting Standards Board which simplifies the accounting for convertible debt instruments by reducing the number of accounting models and the number of embedded conversion features that could be recognized separately from the primary contract. The new accounting guidance requires a convertible debt instrument to be accounted for as a single liability measured at its amortized cost, as long as no other features require bifurcation and recognition as derivatives. The new accounting guidance, among other things, requires an entity to use the if-converted method in the diluted earnings per share calculation for convertible instruments. Under the if-converted method, diluted earnings per share would generally be calculated assuming that all the notes were exchanged solely into shares of common stock at the beginning of the reporting period, unless the result would be anti-dilutive. The application of the if-converted method may reduce Tripadvisor’s reported diluted earnings per share, if any.

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

Holders of the 2026 Convertible Senior Notes may convert the 2026 Convertible Senior Notes after the occurrence of certain dates or events. Refer to note 7 in the accompanying consolidated financial statements for further information on the 2026 Convertible Senior Notes. Settlement of the 2026 Convertible Senior Notes could adversely affect Tripadvisor’s liquidity.

Tripadvisor is subject to risks relating to the Capped Calls. In connection with the issuance of the 2026 Convertible Senior Notes, Tripadvisor entered into privately negotiated capped call transactions (the “Capped Calls”) to reduce potential dilution to its common stock and/or offset cash payments Tripadvisor must make in excess of the principal amount, in each case, upon any conversion of senior notes, with such offset subject to a cap. Tripadvisor is subject to the risk that one or more of the hedge counterparties may default under the Capped Calls. If any of the hedge counterparties become subject to insolvency proceedings, Tripadvisor will become an unsecured creditor with a claim equal to its exposure at that time under its transactions with such counterparties. Tripadvisor’s exposure will depend on many factors but, generally, the increase in its exposure will be correlated to the increase in the market price and in the volatility of Tripadvisor’s common stock. In addition, upon a default by a hedge counterparty, Tripadvisor may suffer adverse tax consequences and more dilution than it currently anticipates with respect to its common stock.

Tripadvisor’s financial results are difficult to forecast; they have fluctuated in the past and will likely fluctuate in the future. Tripadvisor’s financial results in any given quarter can be influenced by numerous factors, many of which it is unable to predict or are outside of its control, including:

●	Its ability to maintain and grow its consumer base and to increase user engagement;
●	Increases in marketing, sales and other expenses that it will incur to grow and expand its operations and to remain competitive;
●	Fluctuations in the marketing spend of its travel partners due to seasonality, global or regional events or other factors;
●	User behavior or product changes that may reduce traffic to features or products that it successfully monetizes;
●	System failure or outages, which would prevent it from serving ads for any period of time;
●	Breaches of security or privacy and the costs associated with any such breaches and remediation;
●	Fees paid to third parties for content or promotion of its products and services;
●	Adverse litigation judgments, settlement or other litigation related costs;
●	Changes in the legislative or regulatory environment or engagement by regulators;
●	Changes in tax laws, which may significantly affect its tax rates and taxes due;
●	Tax obligations that may arise from resolutions of tax examinations that may materially differ from the amounts it has anticipated;
●	Fluctuations in currency exchange rates and changes in the proportion of its revenue and expenses denominated in foreign currencies;
●	Changes in U.S. GAAP; and
●	Changes in global business and macroeconomic conditions.

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

The Organization for Economic Cooperation and Development (“OECD”) has been working on a Base Erosion and Profit Shifting Project and has issued various reports, guidelines, policy notes, and proposals that if adopted could result in an overhaul of the international taxation system under which Tripadvisor’s current tax obligations are determined. In October 2021, more than 130 countries tentatively signed on to a framework, expected to be implemented in 2023, which calls for a minimum tax rate on corporations of 15% and a reallocation of profits from the largest and most profitable businesses to countries where they make sales. The proposed framework, once enacted, envisages new international tax rules and the removal of all digital services taxes. As this framework is subject to further negotiation and implementation by each member country, the timing and ultimate impact of any such changes on Tripadvisor’s tax obligations is uncertain. As the OECD/G20 continues to drive toward a consensus framework, several countries which have previously enacted unilateral digital services tax initiatives, such as France, Italy, Spain, and the U.K., will continue to impose these revenue based taxes until implementation of the consensus framework. During the years ended December 31, 2021 and 2020, Tripadvisor recorded $1 million and $2 million, respectively, of digital service tax to general and administrative expense on the consolidated statements of operations.

Tripadvisor is routinely under audit by federal, state and foreign taxing authorities. The ultimate outcome of these examinations (including the Internal Revenue Service (“IRS”) audit described below) cannot be predicted with certainty but could be materially different from its income tax provisions and accruals and could have a material effect on its results of operations or cash flows in the period or periods for which that determination is made. Should the IRS or other taxing authorities assess additional taxes as a result of examinations, Tripadvisor may be required to record charges to its results of operations, which could harm its operating results and financial condition.

Changes in the tax treatment of companies engaged in e-commerce may adversely affect the commercial use of Tripadvisor’s platform and its financial results. Tax authorities at the international, federal, state and local levels are currently reviewing the appropriate treatment of companies engaged in e-commerce and it is possible that various jurisdictions may attempt to levy additional or new sales, income or other taxes relating to its activities. For example, Congress is considering various approaches to legislation that would require companies engaged in e-commerce to collect sales tax on internet revenue and a growing number of U.S. states and certain foreign jurisdictions have adopted or are considering proposals to impose obligations on remote sellers and online marketplaces to collect taxes on their behalf. Additionally, the U.S. Supreme Court’s ruling in South Dakota v. Wayfair Inc., in which a Court reversed longstanding precedent that remote sellers are not required to collect state and local sales taxes, may have an adverse impact on Tripadvisor’s business. Also, as described in more detail above, certain U.S. states and countries in which Tripadvisor does business have enacted or proposed digital services tax initiatives. New or revised international, federal, state or local tax regulations or court decisions may subject Tripadvisor or its customers to additional sales, occupancy, income and other taxes. Tripadvisor cannot predict the effect of these and other attempts to impose sales, income or other taxes on e-commerce; however, new or revised taxes and, in particular, sales taxes, occupancy taxes, value added taxes (“VAT”), and similar taxes would likely increase the cost of doing business online and decrease the attractiveness of selling products and services over the internet. New taxes could also create significant increases in internal costs necessary to capture data and collect and remit taxes. Any of these events could have a material adverse effect on Tripadvisor’s business, financial results and financial condition.

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

Tripadvisor continues to be subject to significant potential tax liabilities in connection with its spin-off from Expedia (the “Spin-Off”). Under the tax sharing agreement between Tripadvisor and Expedia entered into in connection with the Spin-Off, Tripadvisor is generally required to indemnify Expedia for any taxes resulting from the Spin-Off (and any related interest, penalties, legal and professional fees, and all costs and damages associated with related stockholder litigation or controversies). Tripadvisor continues to be responsible for potential tax liabilities in connection with consolidated income tax returns filed with Expedia prior to or in connection with the Spin-Off. By virtue of previously filed consolidated tax returns with Expedia, Tripadvisor is currently under IRS audit for the 2009, 2010, and short-period 2011 tax years and, in connection with that audit, has received Notices of Proposed Adjustment from the IRS which would result in an increase in its worldwide income tax expense. Tripadvisor has requested competent authority assistance under the Mutual Agreement Procedure for tax years 2009 through 2011. It expects the competent authorities to present a resolution for the 2009 through 2011 tax years in the near future. Upon receipt, Tripadvisor will assess the resolution provided by the competent authorities as well as its impact on its existing income tax reserves for all open subsequent years. The outcome of these matters or any other audits could subject Tripadvisor to significant tax liabilities. See note 9 in the accompanying consolidated financial statements for more information.

Tripadvisor faces risks associated with fluctuations in foreign currency exchange rates. As a result, Tripadvisor faces exposure to movements in foreign currency exchange rates including, but not limited to, re-measurement of gains and losses from changes in the value of foreign denominated assets and liabilities; translation gains and losses on foreign subsidiary financial results that are translated into U.S. dollars upon consolidation; and planning risk related to changes in exchange rates between the time it prepares its annual and quarterly forecasts and when actual results occur. For example, in the event that one or more European countries were to replace the Euro with another currency, Tripadvisor’s sales into such countries, or into Europe generally, would likely be adversely affected until stable exchange rates are established. Accordingly, fluctuations in foreign currency exchange rates, such as the strengthening of the U.S. dollar against the Euro or the British pound, could adversely affect Tripadvisor’s net revenue growth in future periods. In the event of severe volatility in exchange rates, the impact of these exposures can increase and the impact on results of operations can be more pronounced. In addition, the current environment and the increasingly global nature of Tripadvisor’s business have made hedging these exposures more complex. Tripadvisor hedges certain short-term foreign currency exposures with the purchase of forward exchange contracts. These forward exchange contracts only help mitigate the impact of changes in foreign currency rates that occur during the term of the related contract period and carry risks of counter-party failure. There can be no assurance that Tripadvisor’s forward exchange contracts will have their intended effects.

Risk Factors Relating to our Common Stock and the Securities Market

Our stock price may be disproportionately affected by the results of operations of Tripadvisor and developments in its business. The fair value of our investment in Tripadvisor, on an as-converted basis, was approximately $800 million as of December 31, 2021, which represents a significant portion of our total market value. Since our common stock began trading in 2014, the share price of our Series A common stock has had a tendency to move in tandem with the share price of Tripadvisor's common stock. As a result, our Series A common stock price may be disproportionately affected by the results of operations of Tripadvisor and developments in its business.

It may be difficult for a third-party to acquire us, even if doing so may be beneficial to our stockholders. Certain provisions of our certificate of incorporation and bylaws may discourage, delay or prevent a change in control of our company that a stockholder may consider favorable. These provisions include the following:

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

Additionally, certain provisions of the Investment Agreement may discourage, delay or prevent a change in control of our company that a stockholder may consider favorable.  In particular, if our board of directors approves the initiation of a sale process to effect a change in control of our company or the entry into negotiations with a third-party for a change in control, and, at such time, Certares beneficially owns a number of shares of Series A Preferred Stock with an aggregate liquidation value equal to at least the Threshold Amount, the Investment Agreement requires us to provide notice of such intent to Certares, designate a nationally recognized investment bank to act as financial advisor, and provide Certares the opportunity to participate as a potential buyer. In addition, if Certares owns a number of shares of Series A Preferred Stock with an aggregate liquidation value equal to at least the Threshold Amount, subject to certain exceptions, Certares is entitled to certain rights to match offers consisting of at least 90% of cash consideration to acquire us or our Series B common stock owned by Gregory B. Maffei, our Chairman of the Board, President and Chief Executive Officer, as the case may be.

Further, Mr. Maffei beneficially owns shares representing the power to direct approximately 43% of the aggregate voting power in our company, due to his beneficial ownership of approximately 97% of the outstanding shares of our Series B common stock as of January 31, 2022.

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

As of December 31, 2021, Tripadvisor does not own any real estate. Tripadvisor leases approximately 280,000 square feet of office space for its corporate headquarters in Needham, Massachusetts. Tripadvisor’s headquarters lease has an expiration date of December 2030, with an option to extend the lease term for two consecutive terms of five years each. Tripadvisor also leases an aggregate of approximately 430,000 square feet of office space at approximately 35 locations across North America, Europe, Asia Pacific and South America, primarily used for sales offices, subsidiary headquarters and for international operations, pursuant to leases with various expiration dates. Tripadvisor believes that its current facilities are adequate for its current operations and that additional leased space can be obtained on reasonable terms if needed.

Item 3. Legal Proceedings

Refer to note 14 in the accompanying notes to the consolidated financial statements for information on our legal proceedings.

Item 4. Mine Safety Disclosures

Not applicable.

PART II

Item 5. Market for Registrant's Common Equity and Related Stockholder Matters of Equity Securities.

Market Information

Our Series A and Series B common stock trade on the Nasdaq Global Select Market under the symbols “LTRPA” and “LTRPB,” respectively. Stock price information for securities traded on the Nasdaq Global Select Market can be found on the Nasdaq’s website at www.nasdaq.com. The following table sets forth the range of high and low sales prices of shares of our Series B common stock for the years ended December 31, 2021 and 2020. Although our Series B common stock is traded on the Nasdaq Global Select Market, an established published trading market does not exist for the stock, as it is not actively traded.

	Liberty TripAdvisor Holdings, Inc.
	Series B
	High	Low
2020
First quarter	$9.28	2.10
Second quarter	$134.00	3.67
Third quarter	$74.47	33.00
Fourth quarter	$37.92	28.31
2021
First quarter	$59.90	25.20
Second quarter	$110.00	28.00
Third quarter	$32.10	26.50
Fourth quarter	$30.11	15.29

Holders

As of January 31, 2022, there were approximately 760 and 41 record holders of our Series A and Series B common stock, respectively.  The foregoing numbers of record holders do not include the number of stockholders whose shares are held nominally by banks, brokerage houses or other institutions, but include each such institution as one shareholder.

Dividends

We have not paid any cash dividends on our common stock, and we have no present intention of so doing.  Payment of cash dividends, if any, in the future will be determined by our board of directors in light of our earnings, financial condition and other relevant considerations.

Securities Authorized for Issuance Under Equity Compensation Plans

Information required by this item is incorporated by reference to our definitive proxy statement for our 2022 Annual Meeting of stockholders.

Purchases of Equity Securities by the Issuer

There were no repurchases of our common stock during the three months ended December 31, 2021. Our officers and employees surrendered 354 shares of our Series A common stock to pay withholding taxes and other deductions in connection with the vesting of their restricted stock during the three months ended December 31, 2021.

Item 6. [Reserved]

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

Overview

Liberty TripAdvisor Holdings, Inc. (“TripCo” or the “Company”) holds its subsidiary Tripadvisor, Inc. (“Tripadvisor”). As of December 31, 2021, TripCo held an approximate 21% economic interest and 57% voting interest in Tripadvisor.

The financial information represents the historical consolidated results of TripCo and its subsidiaries as discussed in note 1 in the accompanying consolidated financial statements. In the following discussion, TripCo and its subsidiaries are referred to as “TripCo,” “the Company,” “us,” “we” and “our”. All significant intercompany accounts and transactions have been eliminated in the consolidated financial statements.

Our “Corporate and Other” category includes corporate expenses.

Strategies and Challenges

Executive Summary

Results for TripCo are largely dependent upon the operating performance of Tripadvisor. Therefore, the executive summary below contains the strategies and challenges of Tripadvisor for an understanding of the business objectives of Tripadvisor.

Tripadvisor’s Long-term Growth Strategy

Tripadvisor’s long-term growth strategy aims to increase consumer engagement on its platform and drive profitable growth through:

●	offering products that delight travelers by reducing friction throughout the travel planning and trip-taking journey;
●	driving consumer loyalty to Tripadvisor’s platform through user experience and by offering products and services that increase engagement with Tripadvisor’s platform and result in membership growth, new and repeat bookings, mobile application (“app”) engagement and repeat usage;
●	driving traveler and diner engagement, bookings, and loyalty on Tripadvisor’s branded platforms by offering industry-leading choices for online bookable experiences and restaurants in top destinations worldwide;
●	deepening travel partner engagement on Tripadvisor’s platform by expanding the number of products and services offered; and
●	leveraging its platform’s brand and scale and its unique attributes to expand and grow its offerings, such as hotel and restaurant business to business (“B2B”) solutions, direct-to-consumer products and services where consumers pay Tripadvisor on a per trip planned or an annual subscription basis and click-based and display-based media advertising.

Tripadvisor expects to enable its growth through investment in:

●	organic investment in marketing and technology (e.g., machine learning) to further improve the experiences it can deliver to consumers and travel partners on its platform; and
●	inorganically by opportunistically pursuing strategic acquisitions.

Current Trends Affecting Tripadvisor’s Business

The online travel industry in which Tripadvisor operates is large and also highly dynamic and competitive.  Tripadvisor’s overall strategy is to deliver more value to consumers and travel partners in order to generate more monetization on its platform. While Tripadvisor operates with a long-term growth focus, its specific growth objectives and resource allocation strategies can differ in both duration and magnitude within its segments. Descriptions of these dynamics, as well as the current trends affecting its overall business and reportable segments, key drivers of financial results, and uncertainties that may impact Tripadvisor’s ability to execute on its objectives and strategies, are below.

The COVID-19 pandemic has caused a significant negative impact on the travel, leisure, hospitality and restaurant industries (collectively, the “travel industry”) and consequently, adversely and materially affected Tripadvisor’s business, results of operations, liquidity and financial condition during the years ended December 31, 2021 and 2020. Among other impacts, COVID-19 has negatively impacted global consumer travel demand and consumers’ ability to travel and take part in other travel, leisure, and dining activities, thereby causing many of Tripadvisor’s travel partners to operate at significantly reduced and/or intermittent service levels during this timeframe.

Commencing in late February 2020 and progressively worsening through March 2020, Tripadvisor experienced a significant decline in consumer demand for its products and services, as well as an increase in customer cancellations, concurrent with widespread travel restrictions imposed by governments and businesses in response to the COVID-19 pandemic. In the second half of March 2020 and throughout April 2020, significant year-over-year revenue declines generally stabilized across Tripadvisor’s segments and products, a trend which generally continued throughout the second quarter of 2020, although modestly improved during the third quarter of 2020. Beginning in the fourth quarter of 2020, however, local governments, particularly in Europe, began to impose new restrictions to mitigate the spread of the virus, which again negatively impacted trends. Also, in the fourth quarter of 2020, multiple COVID-19 vaccines were approved for widespread distribution throughout various parts of the world, including the United States and Europe, and in the first quarter of 2021, vaccination distribution programs were initiated around the world. Vaccine programs in Tripadvisor’s largest markets, the U.S and Europe, appear to be progressing well, and Tripadvisor expects the same for much of the rest of the world. Tripadvisor is encouraged by recent developments, although the timing and extent of widespread vaccine distributions on a global basis, and efficacy against recent variants (e.g., the Delta and Omicron) and future variants, if any, of COVID-19 remains unclear.

The adverse impact to Tripadvisor’s business from COVID-19 has been significant, albeit uneven at different points in time and in different geographies throughout 2020. This adverse impact has been driven by the pandemic’s proliferation, intermittent containment and resurgence of the virus, and new variants of the virus introduced throughout the world, followed by travel restrictions and other mandates put in place, lifted and/or reinstated at different timeframes during 2020 and 2021 by local governments to mitigate the spread of the virus. As such, the travel industry’s recovery from the COVID-19 pandemic has been varied and uneven region-to-region on a global basis, as well as state-to-state in the U.S. These adverse impacts continued to negatively impact the travel industry and dampen consumer demand for Tripadvisor’s products and services at varied levels throughout 2021, although to a materially lesser extent in 2021 as the travel industry broadened its recovery.

In addition, the ultimate duration of the negative impact of COVID-19 on Tripadvisor’s results of operations, liquidity and financial condition remains uncertain and is dependent upon factors beyond its control, such as the continued transmission rate of COVID-19, including any new variants and/or additional resurgences of existing variants, if any, the extent and effectiveness of containment actions taken, vaccine efficacy, and the ultimate impact of these and other factors on consumer demand for travel and usage patterns on Tripadvisor’s platform. Although uncertainty remains, Tripadvisor generally saw continued overall improvement in the travel market in 2021, and expects that the market will continue to improve in 2022, driven by continued vaccination programs, the gradual lifting of government restrictions, and what it believes to be continued significant pent-up consumer demand for travel industry related services.

Traffic trends on Tripadvisor’s platform, a leading indicator of consumer travel demand, have improved since the trough of significant declines seen in the second half of March 2020 and throughout April 2020, as monthly unique users on Tripadvisor-branded websites for April 2020 were approximately 33% of the comparable period in 2019. By means of showing a comparison to a pre-COVID-19 timeframe, average monthly unique users on Tripadvisor-branded websites during the fourth quarter of 2021 were approximately 73% of 2019's comparable period despite impact late in the quarter from the Omicron variant, in comparison to approximately 55%, 70% and 76% of 2019’s comparable periods during the first, second and third quarters of 2021, respectively, driven by vaccine progress, the easing of various government restrictions, albeit unevenly, and consumer travel demand’s improving recovery.

Tripadvisor’s consolidated revenue for the year ended December 31, 2021 was $902 million, or an increase of 49%, when compared to the same period in 2020. In addition, by means of showing a comparison to a pre-COVID-19 timeframe, consolidated revenue for the year ended December 31, 2021 was 58% of 2019’s comparable period. Tripadvisor’s consolidated revenue for the year ended December 31, 2020, was approximately 39% of 2019’s comparable period. Revenue trends have also improved as 2021 has progressed as consolidated revenue for the fourth quarter of 2021 was approximately 72% of 2019's comparable period, in comparison to approximately 33%, 56% and 71% of 2019’s comparable periods during the first, second and third quarters of 2021, respectively. This increase in revenue was driven largely by continued strength in the U.S. marketplace, but also due to marked improvement in Europe, where revenue began accelerating in May 2021 and continued through the third quarter of 2021, however was again impacted by the emergence of the Omicron variant late in the fourth quarter of 2021.

In response to the impact of the COVID-19 pandemic, Tripadvisor took several steps to further strengthen its financial position and balance sheet, and maintain financial liquidity and flexibility, including, but not limited to, restructuring activities, reducing its ongoing operating expenses and headcount, additional borrowings and issuances of debt, and amendments to Tripadvisor’s Credit Facility (as defined in note 7 of the accompanying consolidated financial statements), all of which are described in more detail below.

During the first quarter of 2020, Tripadvisor borrowed $700 million under the Credit Facility as a precautionary measure to reinforce its liquidity position and preserve financial flexibility in light of uncertainty in the global markets resulting from COVID-19. Tripadvisor repaid these borrowings in full in the third quarter of 2020 using proceeds from its 2025 Senior Notes, defined below. In addition, during 2020, by means of amendments to the Credit Facility, Tripadvisor was able to secure, among other things, covenant relief in the form of suspending its leverage ratio covenant, until the earlier of the first day after June 30, 2021 through maturity on which borrowings and other revolving credit utilizations under the revolving commitments exceed $200 million, or such earlier date as Tripadvisor may elect, when the leverage ratio covenant will then be reinstated. Tripadvisor also extended the maturity date of this facility to May 2024.

In July 2020, Tripadvisor completed the sale of $500 million aggregate principal amount of senior notes in a private offering (the “2025 Senior Notes”) at 7.0% per annum with a maturity date of July 15, 2025. Tripadvisor used the proceeds received of $490 million, net of debt issuance costs, to repay a portion of the Credit Facility borrowings.

In March 2021, Tripadvisor completed the sale of $345 million aggregate principal amount of senior notes in a private offering (the “2026 Convertible Senior Notes”) at 0.25% per annum with a maturity date of April 1, 2026. Concurrently, Tripadvisor used a portion of the proceeds received from the 2026 Convertible Senior Notes to enter into privately negotiated capped call transactions with certain of the initial purchasers of the 2026 Convertible Senior Notes and/or their respective affiliates and/or other financial institutions at a cost of approximately $35 million. Tripadvisor intends to use the remainder of the proceeds from this offering for general corporate purposes, which may include repayment of debt, including the redemption and/or purchase of a portion of its 2025 Senior Notes prior to maturity.

Tripadvisor believes these measures provide additional financial flexibility which it believes is important given its continued limited ability to predict its future financial performance due to the uncertainties associated with COVID-19.

During 2020, Tripadvisor instituted cost reduction initiatives including workforce reductions, furloughing employees, optimizing and reducing brand advertising, eliminating the majority of its discretionary spending and reducing its office lease portfolio.

Tripadvisor incurred total pre-tax restructuring and other related reorganization costs of approximately $41 million during the year ended December 31, 2020, as a result of these measures and such costs were fully paid by Tripadvisor during 2020.

In March 2020, the U.S. government enacted the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”), an emergency economic stimulus package enacted in response to the COVID-19 pandemic, which includes numerous income tax provisions, some of which are effective retroactively. During the year ended December 31, 2021, Tripadvisor did not record any income tax benefit under the CARES Act; however, during the year ended December 31, 2020, Tripadvisor recorded an income tax benefit of $23 million as a result of a loss carryback provision provided under the CARES Act.

In addition, certain governments have passed legislation to help businesses during the COVID-19 pandemic through loans, wage subsidies, wage tax relief or other financial aid. Some of these governments have extended or are considering extending these programs. Tripadvisor has participated in several of these programs, including the CARES Act in the U.S., the United Kingdom's job retention scheme, as well as similar programs in other jurisdictions. In addition, in certain countries, such as within the European Union, Singapore, Australia, and other jurisdictions, Tripadvisor participated in programs where government assistance came in the form of wage subsidies and reductions in wage-related employer taxes paid by Tripadvisor. During the years ended December 31, 2021 and 2020, Tripadvisor recognized government grants and other assistance benefits of $9 million and $12 million, respectively, as a reduction of personnel and overhead costs in the consolidated statements of operations.

Due to the impact of COVID-19 on Tripadvisor’s future revenue outlook, TripCo recorded a trademark impairment of $250 million during the three months ended June 30, 2020 related to the Hotels, Media & Platform reporting unit. Based on the quantitative assessment performed during the three months ended June 30, 2020 and the resulting impairment loss recorded, the carrying fair value of the trademark approximates its estimated fair value.  Further declines in Tripadvisor’s future revenue outlook could result in a decrease in the fair value of the trademark. TripCo will continue to monitor events and circumstances that may affect the fair value or carrying value of Tripadvisor’s trademark.

Due to the impact of COVID-19 on Tripadvisor’s operating results, which led to a decline in Tripadvisor’s stock price, TripCo recorded a goodwill impairment of $279 million during the three months ended June 30, 2020, related to the Hotels, Media & Platform reporting unit. Based on the quantitative assessment performed during the second quarter and the resulting impairment loss recorded, the carrying value of the Hotels, Media & Platform reporting unit approximates its estimated fair value.  Declines in the future revenue outlook, cash flows, or other changes in the business, may necessitate future impairments, which could be material. TripCo will continue to monitor Tripadvisor’s financial performance, stock price and other events and circumstances that may negatively impact the estimated fair values to determine if future impairment assessments may be necessary.

Tripadvisor’s stock price declined in March 2020, which triggered the mandatory prepayment of TripCo’s Margin Loan (as defined in note 7 of the accompanying notes to the consolidated financial statements). In order to repay the Margin Loan, TripCo entered into an agreement with Certares LTRIP LLC (“Certares”), with respect to 325,000 shares of TripCo’s newly-created 8% Series A Cumulative Redeemable Preferred Stock, par value $0.01 per share (the “Series A Preferred Stock”) (see note 10 in the accompanying notes to the consolidated financial statements).

Hotels, Media & Platform Segment

Tripadvisor’s Hotels, Media & Platform segment is comprised of: Tripadvisor-branded hotels revenue and Tripadvisor-branded Display and Platform Revenue.

Tripadvisor-branded hotels revenue primarily consists of hotel auction revenue and, to a lesser extent, hotel B2B revenue, which primarily includes subscription-based advertising services that Tripadvisor offers to travel partners and click-based revenue generated from hotel sponsored placement advertising that enables hotels to enhance their visibility on Tripadvisor hotel pages. Tripadvisor-branded Display and Platform Revenue primarily includes impression-based advertising revenue.

Tripadvisor’s overall strategic objective in its Hotels, Media & Platform segment is to drive revenue and profits while delivering compelling services to consumers and driving a holistic user experience, increased customer engagement and monetization, as well as offering travel partners a diverse set of advertising opportunities on the Tripadvisor platform.

For consumers, Tripadvisor tests and implements product enhancements that deliver a more engaging and comprehensive hotel shopping experience. This includes providing rich, immersive content – reviews, photos, videos and ratings, among other contributions, increasing the number of travel partners and properties as well as the available hotel supply on its platform. Tripadvisor believes providing consumers tools to discover, research, price shop and book a comprehensive selection of accommodations, helps increase brand awareness and brand loyalty and, over time, can result in deeper consumer engagement, more qualified leads delivered to travel partners and greater monetization on its platform.

Tripadvisor seeks to monetize its influence through hotel-related product improvements, supply and marketing efforts and customer advertising opportunities. Historically, Tripadvisor has generated a significant amount of hotel shoppers from search engines, such as Google. A hotel shopper is a visitor to Tripadvisor’s platform that views either a listing of hotels in a city or a specific hotel page. Tripadvisor’s key ongoing objective related to traffic acquisition is to attract or acquire hotel shoppers at or above its desired marketing return on investment targets. Over the long-term, Tripadvisor is focused on driving a greater percentage of its traffic from direct traffic sources rather than search engines, which comes with little to no traffic acquisition costs.

As noted in the “COVID-19” discussion above, easing of travel restrictions across the world, rising vaccination rates, and an increase in consumer travel demand drove improved financial results during 2021, as Hotel, Media & Platform revenue increased by 52% during the year ended December 31, 2021, when compared to the same period in 2020, despite the impact from the Delta variant in the third quarter of 2021 and then the emergence of the Omicron variant late in the fourth quarter of 2021. Tripadvisor-branded hotels revenue increased 55% during the year ended December 31, 2021, when compared to the same period in 2020, primarily driven by Tripadvisor’s hotel auction revenue, which reached approximately 58% of 2019’s comparable period, an increase from 32% in 2020 of 2019’s comparable period. Tripadvisor saw particular strength in recovery of domestic consumer travel, most notably in the U.S., whereas international travel and, in particular, inter-continental travel, has been slower to recover. Tripadvisor’s U.S. hotel auction revenue during the year ended December 31, 2021 reached nearly 85% of 2019’s comparable period on strong consumer travel demand, and improved sequentially during the first three quarters of 2021, when compared as a percentage to 2019’s comparable periods, while declining in the fourth quarter of 2021 again due to the emergence of the Omicron variant. In addition, Tripadvisor’s U.S. hotel auction CPC rates regained 2019 levels in early May 2021 and remained above 2019 levels through December 2021, demonstrating strong travel partner engagement on its platform as consumer travel demand recovers in the U.S. Although slower to recover, hotel auction revenue in Europe and the rest of the world also showed improvement during 2021, however, as with the U.S., Europe was also negatively impacted by the emergence of the Omicron variant late in the fourth quarter of 2021. As a result of these overall positive trends noted above, Tripadvisor increased its performance marketing investment throughout 2021 in correlation with the increase in consumer travel demand and a more favorable hotel auction environment.

While slower to recover than Tripadvisor-branded hotels revenue, Tripadvisor’s display and platform revenue increased by 41% during the year ended December 31, 2021, when compared to the same period in 2020. In addition, and by means of also showing a comparison to a pre-COVID-19 timeframe, Tripadvisor-branded display and platform revenue improved when compared to the comparable period in 2020, while reaching approximately 60% of 2019's comparable period in 2021, and also improved sequentially during the first three quarters of 2021 when compared to 2019's comparable periods, while declining modestly in the fourth quarter of 2021, when compared as a percentage to the 2019 comparable period, due to the emergence of the Omicron variant. This overall improvement for 2021 was primarily driven by an increase in marketing spend from Tripadvisor’s advertisers in correlation with increasing consumer travel demand, as discussed above.

Over the long-term, Tripadvisor believes that improving its offerings to deepen consumer engagement on its platform will enable it to more effectively monetize its influence. For example, in Tripadvisor-branded display and platform revenue, Tripadvisor enables travel partners to amplify their brand, generate brand impressions, and potentially drive qualified leads and bookings for their businesses. Historically, Tripadvisor has limited both the type and number of display-based advertising opportunities it makes available to travel partners, particularly on mobile phone, which, in turn, has limited display-based advertising revenue growth. However, Tripadvisor continues to work on initiatives to better leverage its audience, content, data, travel influence and platform breadth to open up new media advertising opportunities through a more modern, high-powered advertising suite spanning native, video and programmatic solutions. Tripadvisor has broadened its solution to a larger set of advertising travel endemic and non-travel endemic advertising partners, including industries such as entertainment, spirits, and finance. On the consumer side, Tripadvisor is focused on making Tripadvisor membership more valuable for consumers. As an example, during 2021, Tripadvisor launched Tripadvisor Plus, an annual subscription-based membership that offers financial incentives, benefits and perks to members who book hotels and experiences on its platform.

As discussed above, Tripadvisor initiated cost reduction measures in response to the COVID-19 pandemic in 2020, the majority of which were related to personnel and overhead costs and brand advertising, or television advertising, for this segment. During 2021, Tripadvisor maintained the majority of these cost savings in this segment, however, as noted above, Tripadvisor increased its performance marketing spend during the year. Relative strength in CPC pricing allowed Tripadvisor to increase spend in marketing channels at a profitable ROAS (return on ad spend), while its free traffic, or search engine optimization traffic, has been slower to recover.

These efforts demonstrate Tripadvisor’s continued focus on increasing the quality of customer engagement on its platform, including driving membership growth, increasing personalization, and innovating its mobile app experience. Tripadvisor believes delivering – and improving upon – a great experience for users will encourage more users to use its services more frequently, increase member growth and member engagement, and drive loyalty to Tripadvisor’s brand and services. In turn, Tripadvisor believes this makes its platform more attractive for travel partners, and can result in increased monetization over time for Tripadvisor and its travel partners.

Experiences & Dining Segment

Tripadvisor’s Experiences & Dining offerings contribute to the comprehensive user experience it delivers, which Tripadvisor believes helps to increase awareness of, loyalty to, and engagement with its products, drive more bookings to Experiences & Dining travel partners and generate greater revenue and increased profitability on Tripadvisor’s platform. Given the significant market opportunities in these large categories, Tripadvisor expects to continue to invest in building these offerings to drive consumer engagement, bookings and revenue growth for the long-term. Since the first quarter of 2020, this segment’s revenue has been negatively and materially impacted at varying levels by a significant reduction in consumer demand due to the COVID-19 pandemic, which has reduced consumer willingness to research, purchase, and consume travel activities. This negative impact has also been driven by a wide variety of government-instituted actions and restrictions around the globe aimed at limiting the spread of the virus, all of which have impacted consumer access to experience offerings and restaurants. For example, during the first quarter of 2021, restaurants in most of the European countries in which Tripadvisor’s Dining business operates were ordered to remain closed.

However, during most of 2021, Tripadvisor’s Experiences & Dining segment’s financial results improved significantly, as revenue in this segment increased by 65% during the year ended December 31, 2021, when compared to the same period in 2020, driven by Tripadvisor’s Experiences offering, as a result of the growing travel demand recovery driven by vaccine progress and various government restrictions being gradually lifted. By means of showing a comparison to a pre-COVID-19 timeframe, during the fourth quarter of 2021, Tripadvisor’s Experiences & Dining segment revenue reached approximately 90% of the fourth quarter of 2019 revenue, an increase from 81% of the third quarter of 2019 revenue in the third quarter of 2021, despite the impact of the Delta and Omicron variants. In addition, Tripadvisor’s Experiences & Dining segment revenue during the year ended December 31, 2021, was approximately 67% of 2019’s comparable period, an increase from 40% of 2019’s comparable period during the year ended December 31, 2020.

During the year ended December 31, 2021, Tripadvisor’s Experiences revenue grew over 230%, when compared to the same period in 2020, and reached 64% of 2019’s comparable period revenue, primarily driven by its Viator point of sale business. As a result of strong consumer demand in Tripadvisor’s Viator business with the growing travel demand recovery during 2021, Tripadvisor significantly increased investments in performance marketing channels in order to capture additional market share while maintaining a positive return on investment measured over the projected lifetime of a customer. In Dining, Tripadvisor saw a notable recovery since mid-May 2021, as restaurants in most European countries in which TheFork operates began reopening for in-restaurant dining. However, late in the fourth quarter of 2021, Omicron-related restrictions and related impact to consumer demand within Europe again began to impact Dining. Overall Dining revenue during the year ended December 31, 2021, decreased by 5%, when compared to the same period in 2020, primarily driven by the impact of COVID-19, as restaurants in most of the European countries in which Tripadvisor’s Dining business operates were ordered to remain closed during the first quarter of 2021, while Dining revenue during the final three quarters of 2021 exceeded the total from the comparable quarters for 2020 by approximately 29%.  By means of showing a comparison to a pre-COVID-19 timeframe, Dining revenue during the year ended December 31, 2021 reached 74% of 2019's comparable period.

As discussed above, Tripadvisor initiated cost reduction measures in response to the COVID-19 pandemic during 2020, the majority of which was related to personnel and overhead costs and brand advertising in this segment. During 2021, Tripadvisor maintained the majority of cost savings in this segment, however, as noted above, Tripadvisor significantly increased its performance marketing spend during the year.

During 2021, Tripadvisor has explored new initiatives to delight and engage consumers. For example, Tripadvisor improved its site navigation, recommendations, sort orders, quality of its experience products, mobile apps, and offered new consumer payment options, as new customer acquisition remains top priority during the growing travel recovery. For operators, Tripadvisor launched a new advertising program, Viator Accelerate, which is aimed at helping operators increase their visibility on the platform through targeted advertising, ultimately with the goal of increasing bookings and reach.

Corporate and other

Corporate and other is a combination of the Rentals, Flights & Car, and Cruise offerings.  Other revenue in these businesses continues to experience the ongoing negative impact of COVID-19, particularly in the Flights and Cruises offerings, and was also negatively impacted by the sale of its SmarterTravel business during the second quarter of 2020. Tripadvisor continues to operate these businesses opportunistically as they complement its overall strategic objectives to deliver more value to consumers and travel partners.

Results of Operations—Consolidated

General.  We provide in the tables below information regarding our historical Consolidated Operating Results and Other Income and Expense, as well as information regarding the contribution to those items from our reportable segments.

	Years ended December 31,
	2021	2020	2019

	amounts in millions
Revenue
Hotels, Media & Platform	$549	361	939
Experiences & Dining	307	186	456
Corporate and other	46	57	165
Total revenue	902	604	1,560
Operating expense, excluding stock-based compensation	239	230	331
SG&A, excluding stock-based compensation	573	435	799
Stock-based compensation	125	112	131
Depreciation and amortization	150	168	169
Restructuring and other related reorganization costs	—	41	1
Impairment of goodwill and intangible assets	—	550	288
Operating income	(185)	(932)	(159)
Other income (expense):
Interest expense	(60)	(41)	(22)
Realized and unrealized gains (losses) on financial instruments, net	251	(19)	36
Other, net	(11)	(22)	13
	180	(82)	27
Earnings (loss) before income taxes	(5)	(1,014)	(132)
Income tax (expense) benefit	43	152	16
Net earnings (loss)	$38	(862)	(116)

Adjusted OIBDA	$90	(61)	430

Revenue. Tripadvisor’s Hotels, Media & Platform revenue increased $188 million and decreased $578 million for the years ended December 31, 2021 and 2020, respectively, as compared to the corresponding prior year periods.  Tripadvisor’s Hotels, Media & Platform segment has two revenue sources, as described above: (1) Tripadvisor-branded hotels, which includes Hotel auction and B2B revenue; and (2) Tripadvisor-branded display and platform. The changes in Hotels, Media & Platform revenue are detailed as follows:

	Years ended December 31,
	2021	2020	2019

	amounts in millions
Tripadvisor-branded hotels	$452	292	779
Tripadvisor-branded display and platform	97	69	160
Total Hotels, Media & Platform	$549	361	939

Tripadvisor-branded hotels revenue primarily includes hotel auction revenue and to a lesser extent, hotel B2B revenue, which includes click-based revenue generated from hotel sponsored placement advertising that enable hotels to enhance their visibility on Tripadvisor hotel pages, and subscription-based advertising services that Tripadvisor offers to travel partners.  For the years ended December 31, 2021, 2020 and 2019, 82%, 81% and 83%, respectively, of Tripadvisor’s total Hotels, Media & Platform segment revenue was derived from Tripadvisor-branded hotels revenue. Tripadvisor-branded hotels revenue increased $160 million or 55% during the year ended December 31, 2021 when compared to the same period in 2020. This increase was primarily driven by Tripadvisor’s hotel auction revenue, particularly in the U.S., and, to a lesser extent, an increase in hotel auction revenue in Europe, despite the impact from the rise of the Delta variant late in the third quarter of 2021 and the emergence of the Omicron variant late in the fourth quarter of 2021, due to rising consumer travel demand and travel industry recovery, given rising vaccination rates and easing of government travel and leisure restrictions. As consumer travel demand continued to increase during 2021, Tripadvisor saw continued improvement in hotel auction monetization, as CPC rates during the second half of 2021 exceeded parity of 2019’s comparable period, which enabled increased efficient marketing investment on performance channels, enhancing Tripadvisor’s 2021 hotel auction revenue growth.

Tripadvisor-branded hotels revenue decreased $487 million or 63% during the year ended December 31, 2020 when compared to the same period in 2019, primarily driven by reduced consumer demand as a result of COVID-19, concurrent with widespread travel restrictions imposed in response to the pandemic.

For the years ended December 31, 2021, 2020, and 2019, 18%, 19%, and 17%, respectively, of Tripadvisor’s total Hotels, Media & Platform segment revenue was derived from Tripadvisor-branded display and platform revenue, which consists of revenue from display-based advertising across its platform. Tripadvisor-branded display and platform revenue increased $28 million or 41% during the year ended December 31, 2021, when compared to the same period in 2020, primarily driven by an increase in marketing spend from Tripadvisor’s advertisers in correlation with increasing consumer travel demand, as discussed above.

Tripadvisor-branded display and platform revenue decreased $91 million or 57% during the year ended December 31, 2020, when compared to the same period in 2019, primarily due to a decrease in marketing spend from Tripadvisor’s advertisers due to lack of consumer demand resulting from the impact of COVID-19.

For the years ended December 31, 2021, 2020 and 2019, Tripadvisor’s Experiences & Dining segment revenue accounted for 34%, 31% and 29%, respectively, of total consolidated revenue. Experiences & Dining segment revenue increased by $121 million or 65% during the year ended December 31, 2021 when compared to the same period in 2020, driven by Experiences revenue, as discussed above. This segment’s revenue has been negatively and materially impacted at varying levels by a significant reduction in consumer demand due to the COVID-19 pandemic at varying levels during 2020 and 2021. However, during 2021, Tripadvisor’s Experiences & Dining segment’s financial results significantly improved as a result of the growing consumer travel demand recovery, albeit unevenly, driven by vaccine progress and various government restrictions being gradually lifted during the same time period, which is discussed further above.

Experiences & Dining segment revenue decreased $270 million or 59% during the year ended December 31, 2020 when compared to the same period in 2019. Revenue growth in this segment was negatively impacted by a significant reduction in consumer demand as a result of COVID-19, concurrent with many jurisdictions globally adopting laws, rules, regulations or decrees intended to address COVID-19, including implementing various travel restrictions, “shelter in place” or “social distancing” mandates, or restricting access to city centers or popular tourist destinations, restaurants and limiting access to experience offerings in surrounding areas at various stages during the course of the year. Restaurants across many European markets saw restrictions ease during the second quarter of 2020, which was met with an increase in consumer demand. As a result, in the month of September 2020, TheFork business unit had largely regained its revenue level of the prior year’s comparable period; however, beginning in the fourth quarter of 2020, governments again, particularly in Europe, began to impose new restrictions to try to mitigate the spread of the virus, which negatively impacted this recent trend. The negative impact of COVID-19 to this segment’s revenue was partially offset by incremental revenue of approximately $31 million during the year ended December 31, 2020, related to Tripadvisor’s December 2019 acquisitions of Bookatable and SinglePlatform

Corporate and other revenue, which includes Rentals revenue, in addition to primarily click-based advertising and display-based advertising revenue from Flights & Cars, and Cruises offerings on Tripadvisor websites and mobile apps, decreased $11 million or 19% during the year ended December 31, 2021, when compared to the same period in 2020, primarily due to the continued negative impact of COVID-19 on these offerings, and the sale of Tripadvisor’s SmarterTravel business during the second quarter of 2020.

Corporate and other revenue decreased $108 million or 6% during the year ended December 31, 2020, when compared to the same period in 2019. The decrease was primarily due to decreased consumer demand, similar to Tripadvisor’s other businesses, as a result of COVID-19, and subsequent widespread global travel restrictions and service limitations on travel partners imposed by local and federal governments at various stages during the course of the year, and reduced travel partner spend in response to COVID-19 and, to a lesser extent, the sale of Tripadvisor’s SmarterTravel business during the second quarter of 2020.

Operating Expense. Operating expense increased $9 million and decreased $101 million for the years ended December 31, 2021 and 2020, respectively, compared to the same periods in the prior year. The increase in operating expense for the year ended December 31, 2021, when compared to the same period in 2020, was primarily driven by a $19 million increase in cost of revenue, partially offset by a $10 million decrease in technology and content costs. The increase in cost of revenue was primarily due to increased direct costs from credit card payment and other revenue-related transaction costs in Tripadvisor’s Experiences & Dining business in correlation with an increase in revenue. The decrease in technology and content costs was primarily due to decreased personnel and overhead costs across Tripadvisor’s business as a result of a reduction in headcount driven by cost-reduction measures in response to COVID-19 implemented during the first half of 2020, partially offset by an increase in performance bonuses and contingent staff costs to help support business growth and key staff retention during the growing travel demand recovery during 2021.

The decrease in operating expense for the year ended December 31, 2020, when compared to the same period in 2019, was primarily driven by a $62 million decrease in technology and content costs and a $39 million decrease in cost of revenue. The decrease in technology and content costs was primarily due to decreased personnel and overhead costs across Tripadvisor’s business as a result of a reduction in headcount driven by cost-reduction measures in response to COVID-19, as well as reductions in personnel costs related to government grants and other assistance benefits received as COVID-19 relief from various governments. The decrease in cost of revenue was driven by decreased direct costs from credit card payments and other revenue-related transaction costs in Tripadvisor’s Experiences & Dining segment in correlation with a decrease in revenue.

Selling, general and administrative. Selling, general and administrative expense increased $138 million and decreased $364 million for the years ended December 31, 2021 and 2020, respectively, compared to the same periods in the prior year. The most significant driver of selling, general and administrative expense is selling and marketing expenses.  These include direct costs, including traffic generation costs from SEM and other online traffic acquisition costs, syndication costs and affiliate marketing commissions, social media costs, brand advertising (including television and other offline advertising), promotions and public relations. In addition, indirect selling and marketing expense consists of personnel and overhead expenses, including salaries, commissions, benefits, bonuses for sales, sales support, customer support and marketing employees.

Total selling and marketing costs increased $153 million during the year ended December 31, 2021 when compared to the same period in 2020, primarily due to an increase in Tripadvisor’s SEM and other online traffic acquisition spend in the Hotels, Media & Platform and Experiences & Dining businesses in response to increasing consumer travel demand as travel activity restrictions ease and the travel industry recovers.

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

Stock-based compensation. Stock based compensation increased $13 million and decreased $19 million for the years ended December 31, 2021 and 2020, respectively, when compared to the same period in the prior year. The increase in 2021 was due to increased stock-based compensation expense to help support business growth and key staff retention during the growing travel demand recovery during 2021.  The decrease in 2020 was due to workforce reductions and the reduction of targeted employee benefits in response to the COVID-19 pandemic, partially offset by a modification that accelerated the vesting schedule of certain awards (see note 12 in the accompanying notes to the consolidated financial statements).

Depreciation and amortization.  Depreciation and amortization decreased $19 million during the year ended December 31, 2021 when compared to the same period in 2020, primarily due to the completion of amortization related to certain intangible assets from business acquisitions in previous years and lower depreciation related to computer equipment, leasehold improvements and furniture and lower amortization of capitalized website development costs driven by a reduction in headcount related to Tripadvisor’s cost-reduction measures in response to COVID-19 implemented during the first half of 2020.

Depreciation and amortization decreased $1 million during the year ended December 31, 2020 when compared to the same period in 2019, primarily due to the completion of amortization related to certain intangible assets from business acquisitions in previous years, partially offset by increased depreciation related to capitalized software and website development costs.

Restructuring and other related reorganization costs. Tripadvisor incurred restructuring and other related reorganization costs of $41 million during the year ended December 31, 2020, due to cost reduction measures in response to COVID-19.

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

Operating Income (Loss). Our consolidated operating income (loss) improved $747 million and declined $773 million for the years ended December 31, 2021 and 2020, respectively, as compared to the corresponding prior year periods. Operating income was impacted by the above explanations.

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

	Years ended December 31,
	2021	2020	2019

	amounts in millions
Operating income (loss)	$(185)	(932)	(159)
Stock-based compensation	125	112	131
Depreciation and amortization	150	168	169
Impairment of goodwill and intangible assets	—	550	288
Restructuring and other related reorganization costs	—	41	1
Adjusted OIBDA	$90	(61)	430

Adjusted OIBDA is summarized as follows:

	Years ended December 31,
	2021	2020	2019

	amounts in millions
Adjusted OIBDA
Hotels, Media & Platform	$111	13	378
Experiences & Dining	(36)	(79)	5
Corporate and other	15	5	47
Consolidated TripCo	$90	(61)	430

Consolidated Adjusted OIBDA increased $151 million and decreased $491 million for the years ended December 31, 2021 and 2020, respectively, as compared to the corresponding prior year periods.

Hotels, Media & Platform Adjusted OIBDA increased $98 million for the year ended December 31, 2021 when compared to the same period in 2020, primarily due to an increase in revenue as noted above, and, to a lesser extent, a reduction in personnel costs as a result of workforce reductions related to Tripadvisor’s cost-reduction measures during 2020 in response to COVID-19, partially offset by an increase in direct selling and marketing expenses relates to SEM and other online paid traffic acquisition costs in response to increasing consumer travel demand as travel restrictions ease, vaccination rates increase, and the travel industry recovers and, to a lesser extent, an increase in personnel and overhead costs to help support business growth and key staff retention during the growing travel demand recovery.

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

Experiences & Dining Adjusted OIBDA loss decreased $43 million during the year ended December 31, 2021 when compared to the same period in 2020, primarily due to an increase in revenue as noted above, a reduction in personnel costs as a result of workforce reductions related to Tripadvisor’s cost-reduction measures during 2020 in response to COVID-19, and, to a lesser extent, lower television advertising costs, office lease costs, and bad debt expense, partially offset by increased selling and marketing expense related to SEM and other online paid traffic acquisition costs in response to increased consumer demand for experiences and restaurants and an increase in personnel and overhead costs to help support business growth and key staff retention.

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

Corporate and other Adjusted OIBDA increased $10 million and decreased $42 million during the years ended December 31, 2021 and 2020, when compared to the same periods in 2020 and 2019, respectively. The increase in 2021 was primarily due to reduction in personnel costs as a result of workforce reductions related to Tripadvisor’s cost-reduction measures during the first half of 2020 in response to COVID-19 and lower non-income tax costs, partially offset by a decrease in revenue, as noted above. The decrease in 2020 was primarily due to the decrease in revenue, partially offset by a reduction in selling and marketing expenses related to SEM and other online paid traffic acquisition costs in response to a decline in consumer demand related to COVID-19, a reduction in personnel costs as a result of workforce reductions and, to a lesser extent, the sale of Tripadvisor’s SmarterTravel business during the second quarter of 2020.  Corporate and other Adjusted OIBDA also includes $10 million, $9 million and $8 million of TripCo level selling, general and administrative expenses for the years ended December 31, 2021, 2020 and 2019, respectively.

Other Income and Expense

Components of Other Income (Expense) are presented in the table below.

	Years ended December 31,
	2021	2020	2019

	amounts in millions
Interest expense
Tripadvisor	$(45)	(35)	(7)
Corporate and other	(15)	(6)	(15)
Consolidated TripCo	$(60)	(41)	(22)
Realized and unrealized gains (losses) on financial instruments, net
Tripadvisor	$2	1	1
Corporate and other	249	(20)	35
Consolidated TripCo	$251	(19)	36
Other, net
Tripadvisor	$(11)	(17)	13
Corporate and other	—	(5)	—
Consolidated TripCo	$(11)	(22)	13

Interest expense.  Interest expense increased $19 million during the year ended December 31, 2021, when compared to the same period in 2020, primarily due to the accretion of TripCo’s Series A Preferred Stock (as defined in note 10 in the accompanying consolidated financial statements) through interest expense, as well as increased interest expense at Tripadvisor due to the issuance of Tripadvisor’s 2025 Senior Notes (as defined in note 7 in the accompanying consolidated financial statements) in July 2020, partially offset by lower interest expense on its Credit Facility as Tripadvisor did not borrow from this facility during 2021. Interest expense increased $19 million during the year ended December 31, 2020, when compared to the same period in 2019, primarily due to the issuance of Tripadvisor’s 2025 Senior Notes in July 2020 and higher average outstanding borrowings from its Credit Facility during 2020, partially offset by the repayment of the TripCo Margin Loan during the first quarter of 2020.

Realized and unrealized gains (losses) on financial instruments, net. Realized and unrealized gains (losses) on financial instruments, net are comprised of changes in the fair value of the following:

	Years ended December 31,
	2021	2020	2019

	amounts in millions
TripCo Exchangeable Senior Debentures due 2051	$50	—	—
Financial instruments	199	(20)	35
Tripadvisor foreign currency forward contracts	2	1	1
	$251	(19)	36

The changes in these accounts are primarily due to market factors and changes in the fair value of the underlying stocks or financial instruments to which these related.  The increases in 2021 were primarily related to the Preferred Stock Derivative (as defined in note 5 of the accompanying consolidated financial statements) and TripCo’s 0.50% Exchangeable Debentures due 2051. Realized and unrealized gains (losses) on financial instruments were driven by the change in the fair value of the variable prepaid forward during the year ended December 31, 2020 and by the change in the fair value of variable postpaid forward during the year ended December 31, 2019.

Other, net.  Other, net expense decreased $11 million for the year ended December 31, 2021, when compared to the same period in 2020, primarily due to the loss on the sale of a Tripadvisor business in 2020, partially offset by increased foreign exchange losses.

Other, net expense increased $35 million for the year ended December 31, 2020, when compared to the same period in 2019, primarily due to the loss on the sale of a Tripadvisor business, less interest income at Tripadvisor compared to the prior year, and a loss on the early extinguishment of debt due to the mandatory prepayment of the TripCo Margin Loan during the three months ended March 31, 2020, partially offset by gains on foreign currency exchange compared to losses in the prior year.

Income taxes.  The Company had income tax benefits of $43 million, $152 million, and $16 million for the years ended December 31, 2021, 2020 and 2019, respectively.

During 2021, the Company recognized additional tax benefit related to unrealized gains attributable to the Company’s own stock which is not recognized for tax purposes and the recognition of deferred tax assets for basis differences in the stock of a consolidated subsidiary, partially offset by tax expense related to an increase in the valuation allowance against certain deferred tax assets.

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

Net earnings (loss) attributable to Liberty TripAdvisor Holdings, Inc. shareholders.  We had net earnings attributable to Liberty TripAdvisor Holdings, Inc. shareholders of $179 million and net losses attributable to Liberty

TripAdvisor Holdings, Inc. shareholders of $238 million and $22 million for the years ended December 31, 2021, 2020 and 2019, respectively. The changes in net earnings (loss) attributable to Liberty TripAdvisor Holdings, Inc. shareholders were the result of the above-described fluctuations in our revenue, expenses and other gains and losses.

Liquidity and Capital Resources

As of December 31, 2021, substantially all of our cash and cash equivalents consist of cash on hand in global financial institutions, money market funds and marketable securities, with maturities of 90 days or less at the date purchased.

The following are potential sources of liquidity: available cash balances, proceeds from asset sales, monetization of our investments, outstanding or anticipated debt facilities, debt and equity issuances, and dividend and interest receipts.

As of December 31, 2021, TripCo had a cash balance of $760 million. Approximately $723 million of the cash balance is held at Tripadvisor. Although TripCo has a 57% voting interest in Tripadvisor, Tripadvisor is a separate public company with a significant non-controlling interest, as TripCo has only a 21% economic interest in Tripadvisor. Even though TripCo controls Tripadvisor through its voting interest and board representation, decision making with respect to using Tripadvisor’s cash balances must consider Tripadvisor’s minority holders. Accordingly, any potential distributions of cash from Tripadvisor to TripCo would generally be on a pro rata basis based on economic ownership interests. Covenants in Tripadvisor’s debt instruments also restrict the payment of dividends and cash distributions to stockholders. See note 7 in the accompanying consolidated financial statements.

As of December 31, 2021, approximately $151 million of TripCo cash and cash equivalents is held by Tripadvisor’s international subsidiaries outside of the U.S., of which approximately 50% was located in the U.K., with the majority of Tripadvisor’s international cash denominated in U.S. dollars, Euros, British pounds and Australian dollars.  As of December 31, 2021, Tripadvisor had $427 million of cumulative undistributed earnings in foreign subsidiaries, which were no longer considered to be indefinitely reinvested. See note 9 in the accompanying consolidated financial statements for additional information.

As of December 31, 2021, Tripadvisor was party to the Credit Facility, which, among other things, provides for a $500 million revolving credit facility with a maturity date of May 12, 2024.

The Credit Facility requires Tripadvisor to maintain a maximum leverage ratio and contains certain customary affirmative covenants and events of default, including a change of control. Borrowings under the Credit Facility generally bear interest, at Tripadvisor’s option, at a rate per annum equal to either (i) the Eurocurrency Borrowing rate, or the adjusted LIBO rate for the interest period in effect for such borrowing; plus an applicable margin ranging from 1.25% to 2.00% (“Eurocurrency Spread”), based on the Company’s leverage ratio; or (ii) the Alternate Base Rate (“ABR”) Borrowing, which is the greatest of (a) the Prime Rate in effect on such day, (b) the New York Fed Bank Rate in effect on such day plus 1/2 of 1.00% per annum and (c) the Adjusted LIBO Rate (or LIBO rate multiplied by the Statutory Reserve Rate) for an interest period of one month plus 1.00%; in addition to an applicable margin ranging from 0.25% to 1.00% (“ABR Spread”), based on the Tripadvisor’s leverage ratio.

However, Tripadvisor amended the Credit Facility in May 2020 and December 2020, to among other things, suspend the leverage ratio covenant for quarterly testing of compliance beginning in the second quarter of 2020, replacing it with a minimum liquidity covenant through June 30, 2021 (requiring Tripadvisor to maintain $150 million of unrestricted cash, cash equivalent and short-term investments less deferred merchant payables plus available revolver capacity), until the earlier of (a) the first day after June 30, 2021 through maturity on which borrowings and other revolving credit utilizations under the revolving commitments exceed $200 million, and (b) the election of Tripadvisor, at which time the leverage ratio covenant will be reinstated (the “Leverage Covenant Holiday”).

Tripadvisor remained in the Leverage Covenant Holiday as of December 31, 2021. During the Leverage Covenant Holiday, any borrowings under the Credit Facility bear interest at LIBOR plus a 2.25% margin with a LIBOR floor of 1% per annum. Tripadvisor is also required to pay a quarterly commitment fee, at an applicable rate of 0.5%, on the daily unused portion of the revolving credit facility for each fiscal quarter while the Leverage Covenant Holiday is in place. The

Credit Facility includes restrictions on Tripadvisor’s ability to make certain payments and distributions, including share repurchases and dividends.

As of December 31, 2021 and 2020, Tripadvisor had no outstanding borrowings and was in compliance with its covenant requirements in effect under the Credit Facility.  While there can be no assurance that Tripadvisor will be able to meet the leverage ratio covenant after the Leverage Covenant Holiday ceases, based on current projections, Tripadvisor does not believe there is a material risk it will not remain in compliance throughout the next twelve months.

During the first quarter of 2020, Tripadvisor borrowed $700 million under the Credit Facility. These funds were drawn down as a precautionary measure to reinforce Tripadvisor’s liquidity position and preserve financial flexibility in light of uncertainty in the global markets resulting from the COVID-19 pandemic. Tripadvisor repaid those borrowings in full during the third quarter of 2020 with proceeds received from the 2025 Senior Notes, as discussed below.

In July 2020, Tripadvisor completed the sale of $500 million in 2025 Senior Notes. The 2025 Senior Notes provide, among other things, that interest at an interest rate of 7.0% per annum will be payable on January 15 and July 15 of each year, which began on January 15, 2021 until their maturity on July 15, 2025. Tripadvisor used the proceeds from the 2025 Senior Notes, or $490 million, net of approximately $10 million in debt issuance costs, to repay a portion of its outstanding borrowings under the Credit Facility, as noted above. The 2025 Senior Notes are senior unsecured obligations of Tripadvisor and are guaranteed by certain of Tripadvisor’s domestic subsidiaries.

In March 2021, Tripadvisor completed the sale of $345 million of its 2026 Convertible Senior Notes. The 2026 Convertible Senior Notes provide, among other things, that interest, at an interest rate of 0.25% per annum, will be payable on April 1 and October 1 of each year, which began on October 1, 2021, until their maturity on April 1, 2026. Concurrently, Tripadvisor used a portion of the proceeds from the 2026 Convertible Senior Notes to enter into privately negotiated capped call transactions with certain of the initial purchasers of the 2026 Convertible Senior Notes and/or their respective affiliates and/or other financial institutions at a cost of approximately $35 million. Tripadvisor intends to use the remainder of the proceeds from this offering for general corporate purposes, which may include repayment of debt, including the partial redemption and/or purchase of the 2025 Senior Notes prior to maturity. The 2026 Convertible Senior Notes are senior unsecured obligations of Tripadvisor and are guaranteed by certain of Tripadvisor’s domestic subsidiaries.

The 2025 Senior Notes and 2026 Convertible Senior Notes are not registered securities and there are currently no plans to register these notes as securities in the future. As a result, Rule 3-10 of Regulation S-X promulgated by the SEC is not applicable and no separate financial statements are required for the guarantor subsidiaries of these notes. Tripadvisor may from time to time repurchase its outstanding 2025 Senior Notes or 2026 Convertible Senior Notes through tender offers, open market purchases, privately negotiated transactions or otherwise. Such repurchases, if any, will depend on prevailing market conditions, Tripadvisor’s liquidity requirements, contractual restrictions and other factors.

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

	Years ended December 31,
	2021	2020	2019

	amounts in millions
Cash flow information
Tripadvisor cash provided (used) by operating activities	$108	(194)	424
Corporate and other cash provided (used) by operating activities	(11)	(21)	(33)
Net cash provided (used) by operating activities	$97	(215)	391

Tripadvisor cash provided (used) by investing activities	$(54)	(56)	(176)
Corporate and other cash provided (used) by investing activities	—	—	—
Net cash provided (used) by investing activities	$(54)	(56)	(176)

Tripadvisor cash provided (used) by financing activities	$263	341	(580)
Corporate and other cash provided (used) by financing activities	43	4	38
Net cash provided (used) by financing activities	$306	345	(542)

During the year ended December 31, 2021, TripCo’s primary source of cash was $330 million of debt borrowings and its primary use of cash was $281 million related to the repurchase of 42% of the outstanding Series A Preferred Stock. Tripadvisor’s primary sources of cash were $345 million of debt borrowings and cash provided by operating activities and its primary uses of cash were $54 million of capital expended for property and equipment, $44 million related to payments of withholding taxes on net share settlements of equity awards and $35 million for payments related to its Capped Calls (as defined and discussed in note 7 of the accompanying consolidated financial statements)

During the year ended December 31, 2020, TripCo’s primary uses of cash were repayments of debt of $1,052 million, which includes repayment of the principal amount of the Margin Loan of $352 million, repurchases of Tripadvisor common stock of $115 million, capital expenditures of $55 million and payment of withholding taxes on net share settlements on equity awards of $21 million. These uses of cash were funded primarily with borrowings of debt of $1,240 million and the issuance of redeemable preferred stock of $325 million (see note 7 and note 10 in the accompanying consolidated financial statements).

During the year ended December 31, 2019, TripCo’s primary uses of cash were dividends paid by Tripadvisor to noncontrolling interests of $380 million, debt repayments of $359 million, including $259 million in principal payments on a variable postpaid forward and $100 million in principal payments on the original margin loans, purchases of marketable securities of $133 million, acquisitions, net of cash acquired of $108 million, capital expenditures of $83 million, share repurchases of $60 million and payment of withholding taxes on net share settlements on equity awards of $29 million. These uses of cash were funded primarily with cash provided by operations, borrowings of debt of $235 million, proceeds from sales and maturities of marketable securities of $150 million and derivative proceeds from counterparties of $71 million.

The projected use of TripCo’s corporate cash will primarily be to pay fees (not expected to exceed $4 million annually) to Liberty Media for providing certain services pursuant to the services agreement and the facilities sharing agreement, payment of dividends on the Series A Preferred Stock (unless added to the liquidation price or paid in shares of Series A common stock of TripCo), interest expense on TripCo’s 0.50% Exchangeable Senior Debentures due 2051 and to pay any other corporate level expenses.

Tripadvisor believes that its available cash and cash equivalents will be sufficient to fund Tripadvisor’s foreseeable working capital requirements, capital expenditures, existing business growth initiatives, debt and interest obligations, lease commitments and other financial commitments through at least the next twelve months. Tripadvisor’s future capital requirements may also include capital needs for acquisitions, and/or other expenditures in support of its business strategy, and may potentially reduce Tripadvisor’s cash balance and/or require Tripadvisor to borrow under its Credit Facility or to seek other financing alternatives.

In addition, Tripadvisor’s capital requirements may increase due to the continued impact of the COVID-19 pandemic, including new, if any, or existing variants (i.e. Delta and Omicron), which has resulted in reduced revenue and operating cash flows for Tripadvisor, and the extent and duration to which it may continue to impact Tripadvisor’s business and the travel industry remains unclear. Given the continued uncertainty in the uneven market and economic conditions related to the COVID-19 pandemic, Tripadvisor will continue to evaluate the nature and extent of the impact to its liquidity and capital requirements, and therefore its capital structure.

Off-Balance Sheet Arrangements and Material Cash Requirements

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

The following table summarizes current and long-term material cash requirements, both accrued and off-balance sheet, as of December 31, 2021, excluding uncertain tax positions as it is undeterminable when payments will be made.

	Payments due by period
		Less than			More than
	Total	1 year	1 - 3 years	3 - 5 years	5 years

	amounts in millions
Material Cash Requirements
Finance and operating lease obligations (1)	$138	32	42	25	39
Long-term debt (2)	1,217	—	42	845	330
Expected interest payments (3)	179	38	77	24	40
Series A Preferred Stock (4)	276	—	—	276	—
Other obligations (5)	51	21	27	2	1
Total	$1,861	91	188	1,172	410

(1)	Estimated future lease payments for Tripadvisor’s Headquarters Lease in Needham, Massachusetts and operating leases, primarily for office space, with non-cancelable lease terms. These amounts exclude expected rental income under non-cancelable subleases. See note 8 in the accompanying consolidated financial statements for further information.
(2)	Amounts are stated at the face amount at maturity of our debt instruments and may differ from the amounts stated in our consolidated balance sheet to the extent debt instruments have elements which are reported at fair value. Amounts do not assume additional borrowings or refinancings of existing debt.
(3)	Amounts are based on our outstanding debt at December 31, 2021 and assume that our existing debt is repaid at maturity.
(4)	Amount that will be paid to settle debt host component of Series A Preferred Stock on March 27, 2025, assuming TripCo does not exercise its call right, as described in note 10 to the accompanying consolidated financial statements, prior to such date. This amount differs from the preferred stock liability balance stated in our consolidated balance sheet as the liability is being accreted to the amount to be paid upon settlement. See note 10 to the accompanying consolidated financial statements for further information.
(5)	Includes purchase obligations, expected commitment fee payments on the Tripadvisor Credit Facility (as defined in note 7 of the accompanying consolidated financial statements) and long term income taxes payable.

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

As of December 31, 2021, the intangible assets not subject to amortization for each of our significant reportable segments was as follows:

	Goodwill	Trademarks	Total

	amounts in millions
Hotels, Media & Platform	$1,650	730	2,380
Experiences & Dining	344	—	344
Corporate and other	226	—	226
	$2,220	730	2,950

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

During the second quarter of 2020, due to the impact of COVID-19 on Tripadvisor’s operating results, and a sustained decline in Tripadvisor’s stock price, impairments of $250 million of trademarks and $279 million of goodwill were recorded, respectively, related to the Hotels, Media & Platform reporting unit. The fair value of the trademarks was determined using the relief from royalty method. The fair value of the reporting unit was determined using a combination of market multiples (market approach) and discounted cash flow (income approach) calculations (Level 3).

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

We are exposed to changes in interest rates primarily as a result of our borrowing and investment activities, which include investments in fixed and floating rate debt instruments and borrowings used to maintain liquidity and to fund business operations. The nature and amount of our long-term and short-term debt are expected to vary as a result of future requirements, market conditions and other factors. We expect to manage our exposure to interest rates by maintaining what we believe is an appropriate mix of fixed and variable rate debt. We believe this best protects us from interest rate risk. We expect to achieve this mix by (i) issuing fixed rate debt that we believe has a low stated interest rate and significant term to maturity, (ii) issuing variable rate debt with appropriate maturities and interest rates and (iii) entering into interest rate swap arrangements when we deem appropriate.  As of December 31, 2021, our debt is comprised of the following amounts:

	Variable rate debt		Fixed rate debt
	Principal	Weighted avg	Principal	Weighted avg
	amount	interest rate	Amount	interest rate

	dollar amounts in millions
Tripadvisor	$—	N/A	845	4.2%
TripCo debt	$—	N/A	371	0.6%

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

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

In accordance with Exchange Act Rules 13a-15 and 15d-15, the Company carried out an evaluation, under the supervision and with the participation of management, including its chief executive officer and its principal accounting and financial officer (the "Executives"), of the effectiveness of its disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, the Executives concluded that the Company's disclosure controls and procedures were effective as of December 31, 2021 to provide reasonable assurance that information required to be disclosed in its reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms.

See page II-24 for Management’s Report on Internal Control Over Financial Reporting.

See page II-25 for Report of Independent Registered Public Accounting Firm for their attestation regarding our internal control over financial reporting.

There has been no change in the Company's internal control over financial reporting that occurred during the three months ended December 31, 2021 that has materially affected, or is reasonably likely to materially affect, its internal control over financial reporting.

Item 9B. Other Information.

None.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

Not applicable.

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

The Company's management assessed the effectiveness of internal control over financial reporting as of December 31, 2021, using the criteria in Internal Control-Integrated Framework (2013), issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation the Company's management believes that, as of December 31, 2021, its internal control over financial reporting is effective.

The Company's independent registered public accounting firm that audited the consolidated financial statements and related notes in the Annual Report on Form 10-K has issued an audit report on the effectiveness of the Company's internal control over financial reporting. This report appears on page II-25 of this Annual Report on Form 10-K.

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors

Liberty TripAdvisor Holdings, Inc.:

Opinion on Internal Control Over Financial Reporting

We have audited Liberty TripAdvisor Holdings, Inc. and subsidiaries' (the Company) internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2021 and 2020, the related consolidated statements of operations, comprehensive earnings (loss), cash flows and equity for each of the years in the three-year period ended December 31, 2021, and the related notes (collectively, the consolidated financial statements), and our report dated February 18, 2022 expressed an unqualified opinion on those consolidated financial statements.

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
February 18, 2022

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors

Liberty TripAdvisor Holdings, Inc.:

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Liberty TripAdvisor Holdings, Inc. and subsidiaries (the Company) as of December 31, 2021 and 2020, the related consolidated statements of operations, comprehensive earnings (loss), cash flows, and equity for each of the years in the three-year period ended December 31, 2021, and the related notes (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2021 and 2020, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2021, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated February 18, 2022 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

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

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current period audit of the consolidated financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the consolidated financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of a critical audit matter does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Sufficiency of audit evidence over revenue

As discussed in Note 2 to the consolidated financial statements, and disclosed in the consolidated statements of operations, the Company had $902 million in revenue for the year ended December 31, 2021, of which $452 million was hotels related, $97 million was display and platform related, $307 million related to experiences and dining and $46 million of other revenue. Each of these categories of revenue has multiple revenue streams and the Company’s processes and information technology (IT) systems differ between each revenue stream.

We identified the evaluation of sufficiency of audit evidence over revenue as a critical audit matter. This matter required especially subjective auditor judgment due to the number of revenue streams and the related IT applications utilized throughout the revenue recognition processes. Subjective auditor judgment was required to evaluate that relevant revenue data was captured and aggregated throughout these various IT applications, which included the involvement of IT professionals with specialized skills and knowledge. This matter also included determining the revenue streams over which procedures would be performed and evaluating the nature and extent of evidence obtained over each revenue stream.

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

We evaluated the sufficiency of audit evidence obtained by assessing the results of the procedures performed, including the appropriateness of the nature and extent of such evidence.

/s/ KPMG LLP

We have served as the Company’s auditor since 2014.

Denver, Colorado
February 18, 2022

LIBERTY TRIPADVISOR HOLDINGS, INC.

Consolidated Balance Sheets

December 31, 2021 and 2020

	2021	2020

	amounts in millions
Assets
Current assets:
Cash and cash equivalents	$760	423
Accounts receivable and contract assets, net of allowance for credit losses of $28 million and $33 million, respectively	142	83
Income taxes receivable (note 9)	48	50
Other current assets	26	23
Total current assets	976	579
Property and equipment, at cost	259	255
Accumulated depreciation	(141)	(123)
	118	132
Intangible assets not subject to amortization (note 6):
Goodwill	2,220	2,240
Trademarks	730	732
	2,950	2,972
Intangible assets subject to amortization, net (note 6)	133	202
Other assets, at cost, net of accumulated amortization	199	201
Total assets	$4,376	4,086

(continued)

See accompanying notes to consolidated financial statements.

LIBERTY TRIPADVISOR HOLDINGS, INC.

Consolidated Balance Sheets (Continued)

December 31, 2021 and 2020

	2021	2020

	amounts in millions
Liabilities and Equity
Current liabilities:
Deferred merchant and other payables	$140	54
Deferred revenue	36	28
Accrued liabilities and other current liabilities	180	160
Total current liabilities	356	242
Long-term debt, including $268 million measured at fair value as of December 31, 2021 (note 7)	1,143	532
Deferred income tax liabilities (note 9)	144	180
Financial instrument liabilities (note 5)	85	14
Series A Preferred Stock liability (note 10)	212	—
Other liabilities	309	339
Total liabilities	2,249	1,307
Redeemable preferred stock, $.01 par value. Authorized shares 50,000,000; issued and outstanding 187,414 shares at December 31, 2021 and 325,000 at December 31, 2020 (note 10)	—	472
Equity
Series A common stock, $.01 par value. Authorized 200,000,000 shares; issued and outstanding 72,447,462 at December 31, 2021 and 72,227,256 at December 31, 2020	1	1
Series B common stock, $.01 par value. Authorized 7,500,000 shares; issued and outstanding 3,216,047 at December 31, 2021 and 2,973,665 at December 31, 2020	—	—
Series C common stock, $.01 par value. Authorized 200,000,000 shares; no shares issued	—	—
Additional paid-in capital	288	257
Accumulated other comprehensive earnings (loss), net of taxes	(21)	(23)
Retained earnings (deficit)	(469)	(278)
Total stockholders' equity	(201)	(43)
Noncontrolling interests in equity of subsidiaries	2,328	2,350
Total equity	2,127	2,307
Commitments and contingencies (note 14)
Total liabilities and equity	$4,376	4,086

See accompanying notes to consolidated financial statements.

LIBERTY TRIPADVISOR HOLDINGS, INC.

Consolidated Statements of Operations

Years ended December 31, 2021, 2020 and 2019

	2021	2020	2019

	amounts in millions, except
	per share amounts
Total revenue, net	$902	604	1,560
Operating costs and expenses:
Operating expense, including stock-based compensation (note 2 and 12)	286	275	387
Selling, general and administrative, including stock-based compensation (note 2 and 12)	651	502	874
Depreciation and amortization	150	168	169
Restructuring and other related reorganization costs	—	41	1
Impairment of goodwill and intangible assets (note 6)	—	550	288
	1,087	1,536	1,719
Operating income (loss)	(185)	(932)	(159)
Other income (expense):
Interest expense	(60)	(41)	(22)
Realized and unrealized gains (losses) on financial instruments, net	251	(19)	36
Other, net	(11)	(22)	13
	180	(82)	27
Earnings (loss) before income taxes	(5)	(1,014)	(132)
Income tax (expense) benefit (note 9)	43	152	16
Net earnings (loss)	38	(862)	(116)
Less net earnings (loss) attributable to the noncontrolling interests	(141)	(624)	(94)
Net earnings (loss) attributable to Liberty TripAdvisor Holdings, Inc. shareholders	$179	(238)	(22)

Net earnings (loss) available to common shareholders (note 2)	$(191)	(388)	(22)

Basic net earnings (loss) attributable to Series A and Series B Liberty TripAdvisor Holdings, Inc. shareholders per common share (note 2):	$(2.55)	(5.17)	(0.29)
Diluted net earnings (loss) attributable to Series A and Series B Liberty TripAdvisor Holdings, Inc. shareholders per common share (note 2):	$(2.55)	(5.17)	(0.29)

See accompanying notes to consolidated financial statements.

LIBERTY TRIPADVISOR HOLDINGS, INC.

Consolidated Statements of Comprehensive Earnings (Loss)

Years ended December 31, 2021, 2020 and 2019

	2021	2020	2019

	amounts in millions
Net earnings (loss)	$38	(862)	(116)
Other comprehensive earnings (loss), net of taxes:
Foreign currency translation adjustments	(25)	27	5
Credit risk on fair value debt instruments gains (losses)	7	—	—
Reclassification adjustments included in net income (loss)	2	1	(2)
Other comprehensive earnings (loss)	(16)	28	3
Comprehensive earnings (loss)	22	(834)	(113)
Less comprehensive earnings (loss) attributable to the noncontrolling interests	(159)	(602)	(91)
Comprehensive earnings (loss) attributable to Liberty TripAdvisor Holdings, Inc. shareholders	$181	(232)	(22)

See accompanying notes to consolidated financial statements.

LIBERTY TRIPADVISOR HOLDINGS, INC.

Consolidated Statements of Cash Flows

Years ended December 31, 2021, 2020 and 2019

	2021	2020	2019

	amounts in millions
Cash flows from operating activities:
Net earnings (loss)	$38	(862)	(116)
Adjustments to reconcile net earnings (loss) to net cash provided by operating activities:
Depreciation and amortization	150	168	169
Stock-based compensation	125	112	131
Realized and unrealized (gains) losses on financial instruments, net	(251)	19	(36)
Impairment of goodwill and intangible assets (note 6)	—	550	288
Deferred income tax expense (benefit)	(49)	(73)	(79)
Other charges (credits), net	28	21	(18)
Changes in operating assets and liabilities
Current and other assets	(30)	74	52
Payables and other liabilities	86	(224)	—
Net cash provided (used) by operating activities	97	(215)	391
Cash flows from investing activities:
Capital expended for property and equipment, including capitalized website development	(54)	(55)	(83)
Acquisitions, net of cash acquired (note 3)	—	(4)	(108)
Purchases of short term investments and other marketable securities	—	—	(133)
Sales and maturities of short term investments and other marketable securities	—	—	150
Other investing activities, net	—	3	(2)
Net cash provided (used) by investing activities	(54)	(56)	(176)
Cash flows from financing activities:
Borrowings of debt	675	1,240	235
Repayments of debt	—	(1,052)	(359)
Repurchase of Series A Preferred Stock	(281)	—	—
Cash dividend paid by Tripadvisor to noncontrolling interests (note 11)	—	—	(380)
Shares repurchased by subsidiary (note 11)	—	(115)	(60)
Payment of withholding taxes on net share settlements of equity awards	(44)	(21)	(29)
Derivative proceeds from counterparties	—	—	71
Issuance of Series A Preferred Stock (note 10)	—	325	—
Subsidiary purchase of capped calls	(35)	—	—
Other financing activities, net	(9)	(32)	(20)
Net cash provided (used) by financing activities	306	345	(542)
Effect of foreign currency exchange rates on cash, cash equivalents and restricted cash	(12)	8	(4)
Net increase (decrease) in cash, cash equivalents and restricted cash	337	82	(331)
Cash, cash equivalents and restricted cash at beginning of period	423	341	672
Cash, cash equivalents and restricted cash at end of period	$760	423	341

See accompanying notes to consolidated financial statements.

LIBERTY TRIPADVISOR HOLDINGS, INC.

Consolidated Statements of Equity

Years ended December 31, 2021, 2020 and 2019

	Stockholders’ equity
						Accumulated		Noncontrolling
					Additional	other		interest in
	Preferred				paid-in	comprehensive	Retained	equity of	Total
	stock	Series A	Series B	Series C	capital	earnings (loss)	earnings (deficit)	subsidiaries	equity

	amounts in millions
Balance at December 31, 2018	$—	1	—	—	231	(29)	133	3,400	3,736
Net earnings (loss)	—	—	—	—	—	—	(22)	(94)	(116)
Other comprehensive earnings (loss)	—	—	—	—	—	—	—	3	3
Stock-based compensation	—	—	—	—	37	—	—	109	146
Withholding taxes on net share settlements of stock-based compensation	—	—	—	—	(29)	—	—	—	(29)
Cash dividends paid by Tripadvisor to noncontrolling interests (note 11)		—	—	—	—	—	—	(380)	(380)
Shares repurchased by subsidiary (note 11)	—	—	—	—	7	—	—	(67)	(60)
Other, net	—	—	—	—	(9)	—	—	10	1
Balance at December 31, 2019	—	1	—	—	237	(29)	111	2,981	3,301
Net earnings (loss)	—	—	—	—	—	—	(238)	(624)	(862)
Other comprehensive earnings (loss)	—	—	—	—	—	6	—	22	28
Stock-based compensation	—	—	—	—	33	—	—	96	129
Withholding taxes on net share settlements of stock-based compensation	—	—	—	—	(21)	—	—	—	(21)
Shares repurchased by subsidiary (note 11)	—	—	—	—	17	—	—	(132)	(115)
Series A Preferred Stock adjustment	—	—	—	—	—	—	(150)	—	(150)
Other, net	—	—	—	—	(9)	—	(1)	7	(3)
Balance at December 31, 2020	—	1	—	—	257	(23)	(278)	2,350	2,307
Net earnings (loss)	—	—	—	—	—	—	179	(141)	38
Other comprehensive earnings (loss)	—	—	—	—	—	2	—	(18)	(16)
Stock-based compensation	—	—	—	—	33	—	—	105	138
Withholding taxes on net share settlements of stock-based compensation	—	—	—	—	(44)	—	—	—	(44)
Shares issued by subsidiary	—	—	—	—	(10)	—	—	18	8
Series A Preferred Stock adjustment (note 10)	—	—	—	—	—	—	(370)	—	(370)
Subsidiary purchase of capped calls, net of tax (note 7)	—	—	—	—	(6)	—	—	(20)	(26)
Series A Preferred Stock repurchased with subsidiary shares (note 10)	—	—	—	—	58	—	—	34	92
Balance at December 31, 2021	$—	1	—	—	288	(21)	(469)	2,328	2,127

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

The accompanying consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States (“GAAP”) and represent a consolidation of the historical financial information of Tripadvisor. These financial statements refer to the consolidation of Tripadvisor as “TripCo,” “the Company,” “us,” “we” and “our” in the notes to the consolidated financial statements. All significant intercompany accounts and transactions have been eliminated in the consolidated financial statements. Additionally, certain prior period amounts have been reclassified for comparability with the current period presentation.

Description of Business

Tripadvisor operates a leading travel guidance platform, connecting a global audience of prospective travelers with travel partners through rich content, price comparison tools and online reservations and related services for destinations, accommodations, travel activities and experiences, and restaurants. Tripadvisor’s mission is to help people around the world plan, book and experience the perfect trip.

In 2000, under its flagship brand Tripadvisor, it launched www.Tripadvisor.com in the United States.  Since then, Tripadvisor has built a portfolio of travel guidance brands and businesses, seamlessly connecting travelers to destinations, accommodations, travel activities and experiences, and restaurants in over 40 markets and over 20 languages worldwide.  In addition to the flagship Tripadvisor brand, Tripadvisor owns and operates a portfolio of online travel brands and businesses, operating under various websites, connected by the common goal of providing consumers the most comprehensive travel-planning and trip-taking resources in the travel industry.

Risks and Uncertainties

In December 2019, a novel coronavirus (“COVID-19”) was reported in Wuhan, China, and on March 11, 2020 was declared a global pandemic. COVID-19 has caused material and adverse declines in consumer demand within the travel, hospitality, restaurant, and leisure industry. The pandemic’s proliferation, concurrent with travel bans, varying levels of governmental restrictions and mandates globally to limit the spread of the virus, has dampened consumer demand for Tripadvisor’s products and services, and impacted consumer sentiment and discretionary spending patterns, all of which have adversely and materially impacted Tripadvisor’s results of operations, liquidity and financial condition during the year ended December 31, 2020, and to a lesser degree during the year ended December 31, 2021 as the travel industry experienced, albeit uneven, ongoing recovery.

In response to the COVID-19 pandemic, Tripadvisor took several steps to further strengthen its financial position and balance sheet including but not limited to, restructuring activities, primarily by significantly reducing its ongoing operating expenses and headcount. During the year ended December 31, 2020, Tripadvisor incurred total restructuring and other related reorganization costs of $41 million which consisted of employee severance and related benefits. These costs were fully paid by Tripadvisor as of December 31, 2020. In addition, in order to maintain financial liquidity and flexibility during this time period, Tripadvisor (i) borrowed $700 million from its Credit Facility (as defined in note 7) in the first quarter of 2020 (subsequently repaid during the third quarter of 2020); (ii) amended its Credit Agreement, which included short-term financial covenant relief and the extension of the maturity date from May 12, 2022 to May 12, 2024; and (iii)

LIBERTY TRIPADVISOR HOLDINGS, INC.

Notes to Consolidated Financial Statements (Continued)

December 31, 2021, 2020 and 2019

raised additional financing through the issuance of $500 million in 2025 Senior Notes (as defined in note 7) in July 2020, all of which are described in more detail in note 7.

On March 26, 2020, TripCo issued and sold 325,000 shares of TripCo’s newly-created 8% Series A Cumulative Redeemable Preferred Stock, par value $0.01 per share (the “Series A Preferred Stock”), for a purchase price of $1,000 per share. On March 29, 2021 and April 6, 2021, TripCo repurchased a portion of the Series A Preferred Stock. See further discussion about the Series A Preferred Stock in note 10.

In the fourth quarter of 2020, multiple COVID-19 vaccines were approved for widespread distribution throughout various parts of the world, including the United States and Europe, and in the first quarter of 2021, vaccination distribution programs were initiated around the world. Vaccine programs in Tripadvisor’s largest markets, the U.S. and Europe, appear to be progressing well, and Tripadvisor expects the same for much of the rest of the world. Tripadvisor is encouraged by these developments; however, while it has seen varying degrees of containment of the virus (including variants) in various countries and positive signs of growing travel demand recovery during 2021, the degree of containment and the recovery in travel has varied both region-to-region on a global basis, as well as state-to-state in the U.S. For example, as COVID-19 cases resurged or as new variants were identified, government restrictions and mandates were reinstated in certain geographies globally during 2021.

Therefore, Tripadvisor continues to be subject to risks and uncertainties as a result of the COVID-19 pandemic. The timing of widespread vaccine distributions, efficacy against any future or recent variants (e.g., Delta and Omicron) of COVID-19, whether there will be resurgences of the virus and subsequent government restrictions, the extent and effectiveness of containment actions taken, and whether consumers demand for travel and hospitality services will continue to be negatively impacted remain uncertain. Tripadvisor does not know the future path or rate of global or regional COVID-19 transmission, including existing COVID-19 variants (e.g., Delta and Omicron) or future variants, if any, nor does it have visibility into when remaining or reinstated restrictions will be lifted, and where additional restrictions may be implemented or reinstated in the future due to resurgence of the virus. Correspondingly, Tripadvisor still does not have forward-looking visibility into the long-term impacts related to consumer demand for travel, usage patterns on its platform, and travel behavior patterns when all travel bans and other government restrictions and mandates are fully lifted.

Therefore, the continuing extent of the impact of the COVID-19 pandemic on Tripadvisor’s business, results of operations, liquidity and financial condition remains uncertain, and is dependent on future developments that cannot be accurately predicted at this time. Tripadvisor continues to believe the travel, leisure, hospitality, and restaurant industries (collectively, the “travel industry”), and its financial results, will continue to be adversely and materially affected while the pandemic continues, new variants emerge, and lingering travel bans and other government restrictions and mandates continue to remain in place or be reinstated, all of which negatively impact consumer demand, sentiment and discretionary spending patterns.

Seasonality

Consumers’ travel expenditures have historically followed a seasonal pattern. Correspondingly, travel partners’ advertising investments, and therefore Tripadvisor’s revenue and operating profits, have also historically followed a seasonal pattern. Tripadvisor’s financial performance tends to be seasonally highest in the second and third quarters of a given year, which includes the seasonal peak in consumer demand, traveler hotel and rental stays, and travel activities and experiences taken, compared to the first and fourth quarters, which represent seasonal low points. During the first half of the year, experiences and rentals bookings typically exceed the amount of completed experiences and rental stays, resulting in higher cash flow related to working capital, while during the second half of the year, particularly in the third quarter, this pattern reverses and cash flows from these transactions are typically negative.

LIBERTY TRIPADVISOR HOLDINGS, INC.

Notes to Consolidated Financial Statements (Continued)

December 31, 2021, 2020 and 2019

Other factors may also impact typical seasonal fluctuations, which include further significant shifts in Tripadvisor’s business mix or adverse economic conditions that could result in future seasonal patterns that are different from historical trends. For example, due to the impact of COVID-19 on its business, Tripadvisor did not experience its typical seasonal pattern for revenue and operating profits during the year ended December 31, 2020. COVID-19 contributed significantly to unfavorable working capital trends and material negative operating cash flow during the year ended December 31, 2020, most notably occurring during the first half of 2020, when Tripadvisor typically generates significant positive cash flow.

Although consumer travel demand, traveler hotel and rental stays, and travel activities and experiences taken generally remain materially lower than historic levels, these trends improved during 2021, resulting in increased revenue, and working capital and operating cash flow more akin to typical historical seasonality trends. However, it is difficult to predict the seasonality for 2022, given the sustained uncertainty related to the continued economic and travel impact of the COVID-19 pandemic, and the ultimate shape and timing of a recovery in Tripadvisor’s key markets.

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

In December 2019, TripCo entered into an amendment to the services agreement with Liberty Media in connection with Liberty Media’s entry into a new employment arrangement with Gregory B. Maffei, TripCo’s Chairman, President and Chief Executive Officer.  Under the amended services agreement, components of his compensation would either be paid directly to him by each of TripCo, Liberty Broadband Corporation, and Qurate Retail (collectively, the “Service Companies”) or reimbursed to Liberty Media, in each case, based on allocations among Liberty Media and the Service Companies set forth in the amended services agreement. This allocation percentage will be determined based on a combination of (1) relative market capitalizations, weighted 50%, and (2) a blended average of historical time allocation on a Liberty Media-wide and CEO basis, weighted 50%, in each case, absent agreement to the contrary by Liberty Media and the Service Companies in consultation with the CEO. The allocation percentage will then be adjusted annually and following certain events. For the years ended December 31, 2021 and 2020, the allocation percentage for TripCo was 5% in each year. The amended services agreement between Liberty Media and Mr. Maffei provides for a five year employment term which began on January 1, 2020 and ends December 31, 2024, with an aggregate annual base salary of $3 million (with no contracted increase), an aggregate one-time cash commitment bonus of $5 million (paid in December 2019), an aggregate annual target cash performance bonus of $17 million, aggregate annual equity awards of approximately $18 million and aggregate equity awards granted in connection with his entry into his new agreement of $90 million (the “upfront awards”).  A portion of the grants made to our CEO in the years ended December 31, 2020 and 2019 related to our company’s allocable portion of these upfront awards.

LIBERTY TRIPADVISOR HOLDINGS, INC.

Notes to Consolidated Financial Statements (Continued)

December 31, 2021, 2020 and 2019

Under the facilities sharing agreement, TripCo shares office space with Liberty Media and related amenities at Liberty Media’s corporate headquarters in Englewood, Colorado.

Under these agreements, approximately $4 million was reimbursable to Liberty Media for each of the years ended December 31, 2021, 2020, and 2019.

(2) Summary of Significant Accounting Policies

Cash and Cash Equivalents

Cash equivalents consist of highly liquid investments, generally including money market funds, term deposits and marketable securities, with maturities of three months or less at the time of acquisition.

Accounts Receivable and Allowance for Credit Losses

Accounts receivable are recognized when the right to consideration becomes unconditional and are recorded net of an allowance for credit losses. Such allowance aggregated $28 million and $33 million at December 31, 2021 and 2020, respectively. Tripadvisor records accounts receivable at the invoiced amount, and its customer invoices are generally due 30 days from the time of invoicing. Tripadvisor historically recorded an allowance for doubtful accounts using the incurred loss model. Upon adoption of Accounting Standards Codification Topic 326 – Financial Instruments – Credit Losses, Tripadvisor transitioned to the “expected credit loss” methodology in estimating its allowance for credit losses which was adopted on January 1, 2020.

Tripadvisor applies the “expected credit loss” methodology by first assessing its historical losses based on credit sales and then adding in an assessment of expected changes in the foreseeable future, whether positive or negative, to Tripadvisor’s ability to collect its outstanding accounts receivables, or the expectation for future losses. Tripadvisor develops its expectation for future losses by assessing the profiles of its customers using their historical payment patterns, any known changes to those customers’ ability to fulfill their payment obligations, and assessing broader economic conditions that may impact its customers’ ability to pay their obligations.  Where appropriate, Tripadvisor performs this analysis using a portfolio approach. Portfolios comprise customers with similar characteristics and payment history, and Tripadvisor has concluded that the aggregation of these customers into various portfolios does not produce a result that is materially different from considering the affected customers individually. Customers are assigned internal credit ratings, as determined by Tripadvisor, based on its collection profiles. Customers whose outstanding obligations are less likely to experience a credit loss are assigned a higher internal credit rating, and those customers whose outstanding obligations are more likely to experience a credit loss are assigned a lower credit rating.  Tripadvisor recognizes a greater credit loss allowance on the accounts receivable due from those customers in the lower credit tranche, as determined by Tripadvisor. When Tripadvisor becomes aware of facts and circumstances affecting an individual customer, it also takes that specific customer information into account as part of its calculation of expected credit losses.

Tripadvisor's exposure to credit losses may increase if its customers are adversely affected by changes in macroeconomic pressures or uncertainty associated with local or global economic recessions, including the economic impact to customers associated with COVID-19, or other customer-specific factors.

Investments

All marketable securities held by the Company are carried at fair value, generally based on quoted market prices. Fair values are determined for each individual security in the investment portfolio. Unrealized gains and losses, net of

LIBERTY TRIPADVISOR HOLDINGS, INC.

Notes to Consolidated Financial Statements (Continued)

December 31, 2021, 2020 and 2019

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

LIBERTY TRIPADVISOR HOLDINGS, INC.

Notes to Consolidated Financial Statements (Continued)

December 31, 2021, 2020 and 2019

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

Property and Equipment

Property and equipment, at cost consists of the following (amounts in millions):

	December 31,
	2021	2020
Finance lease right-of-use asset	$114	114
Leasehold improvements	48	49
Computer equipment and purchased software	77	71
Furniture, office equipment and other	20	21
Total property and equipment, at cost	$259	255

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

LIBERTY TRIPADVISOR HOLDINGS, INC.

Notes to Consolidated Financial Statements (Continued)

December 31, 2021, 2020 and 2019

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

Website Development Costs

Certain costs incurred during the application development stage related to the development of websites are capitalized and included in other intangible assets subject to amortization. Capitalized costs include internal and external costs, if direct and incremental, and deemed by management to be significant. Costs related to the planning and post-implementation phases of software and website development are expensed as these costs are incurred. Maintenance and enhancement costs (including those costs in the post-implementation stages) are typically expensed as incurred, unless such costs relate to substantial upgrades and enhancements to the website or software resulting in added functionality, in which case the costs are capitalized.

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

December 31, 2021, 2020 and 2019

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

Accordingly, we have recorded foreign currency exchange losses of $6 million, gains of $4 million and losses of $3 million for the years ended December 31, 2021, 2020, and 2019, respectively, in other, net on our consolidated statements of operations.

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
(4)	Allocation of the transaction price to the performance obligations in the contract
(5)	Recognition of revenue when, or as, Tripadvisor satisfies a performance obligation

At contract inception, Tripadvisor assesses the services promised in its contracts with customers and identifies a performance obligation for each promise to transfer to the customer a service (or bundle of services) that is distinct. To identify the performance obligations, Tripadvisor considers all of the services promised in the contract regardless of whether they are explicitly stated or are implied by customary business practices. There was no significant revenue recognized in the years ended December 31, 2021, 2020 and 2019 related to performance obligations satisfied in prior periods. Tripadvisor has applied a practical expedient and does not disclose the value of unsatisfied performance obligations that have an original expected duration of less than one year, and Tripadvisor does not have any material unsatisfied performance obligations over one year. The value related to Tripadvisor’s remaining or partially satisfied performance obligations relates to subscription services that are satisfied over time or services that are recognized at a point in time, but not yet achieved.  The timing of services, invoicing and payments do not include a significant financing component. Tripadvisor’s customer invoices are generally due 30 days from the time of invoicing.

LIBERTY TRIPADVISOR HOLDINGS, INC.

Notes to Consolidated Financial Statements (Continued)

December 31, 2021, 2020 and 2019

Tripadvisor recognizes an asset for the incremental costs of obtaining a contract with a customer if it expects the benefit of those costs to be longer than one year. Although the substantial majority of its contract costs have an amortization period of less than one year, Tripadvisor has determined contract costs arising from certain sales incentives have an amortization period in excess of one year given the high likelihood of contract renewal. Sales incentives are not paid upon renewal of these contracts and therefore are not commensurate with the initial sales incentive costs. As of both December 31, 2021 and 2020, there were $4 million of unamortized contract costs in other assets, at cost, net of accumulated amortization in the consolidated balance sheet. These contract costs are amortized on a straight-line basis over the estimated customer life, which is based on historical customer retention rates. Amortization expense recorded to selling, general and administrative expense during each of the years ended December 31, 2021, 2020 and 2019 were $1 million. Tripadvisor assesses such assets for impairment when events or circumstances indicate that the carrying amount may not be recoverable. No impairments were recognized during the years ended December 31, 2021, 2020 and 2019.

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

Hotels, Media & Platform Segment

Tripadvisor-branded Hotels Revenue. Tripadvisor’s largest source of Hotels, Media & Platform segment revenue is generated from click-based advertising on Tripadvisor-branded websites, or hotel auction revenue, which is primarily comprised of contextually-relevant booking links to its travel partners’ websites. Click-based advertising is generally priced on a cost-per-click, or “CPC,” basis, with payments from travel partners determined by the number of travelers who click on a link multiplied by the CPC rate for each specific click as determined in a dynamic, competitive auction process.

Tripadvisor also generates revenue from its cost-per-action, or “CPA” model, which consists of contextually-relevant booking links to its travel partners’ websites which are advertised on its platform. Tripadvisor earns a commission from its travel partners, based on a pre-determined contractual commission rate, for each traveler who clicks to and books a hotel reservation on the travel partners’ website, which results in a traveler stay. CPA revenue is billable only upon the completion of each traveler’s stay resulting from a hotel reservation. The travel partners provide the service to the travelers and Tripadvisor acts as an agent under ASC 606 – Revenue from Contracts with Customers (“ASC 606”). Tripadvisor’s performance obligation is complete at the time of the hotel reservation booking, and the commission earned is recognized upon booking, as Tripadvisor has no post-booking service obligations. Tripadvisor recognizes this revenue net of an estimate of the impact of cancellations, using historical cancellation rates and current trends. Contract assets are recognized at the time of booking for commissions that are billable at the time of stay. CPA revenue is generally billed to Tripadvisor’s travel partners on a monthly basis consistent with the timing of the service.

In addition, Tripadvisor offers hotel business to business solutions, including subscription-based advertising to hotels, owners of B&Bs and other specialty lodging properties. Subscription-based advertising services are predominantly

LIBERTY TRIPADVISOR HOLDINGS, INC.

Notes to Consolidated Financial Statements (Continued)

December 31, 2021, 2020 and 2019

sold for a flat fee for a contracted period of time of one year or less and revenue is recognized on a straight-line basis over the period of the subscription service as efforts are expended evenly throughout the contract period.

To a lesser extent, Tripadvisor also offers travel partners the opportunity to advertise and promote their business through hotel sponsored placements on Tripadvisor’s platform. This service is generally priced on a CPC basis, with payments from travel partners determined by the number of travelers who click on the sponsored link multiplied by the CPC rate for each specific click. CPC rates for hotel sponsored placements that its travel partners pay are generally based on bids submitted as part of an auction by Tripadvisor’s travel partners. When a CPC bid is submitted, the travel partner agrees to pay Tripadvisor the bid amount each time a traveler clicks on a link to its travel partner’s websites. Bids may be submitted periodically – as often as daily – on a property-by-property basis. Tripadvisor records this click-based advertising revenue as the click occurs and traveler leads are sent to the travel partner as its performance obligation is fulfilled at that time. Hotel sponsored placements revenue is generally billed to Tripadvisor’s travel partners on a monthly basis consistent with the timing of the service.

Tripadvisor-branded Display and Platform Revenue. Tripadvisor offers travel partners the ability to promote their brands through display-based advertising placements on Tripadvisor’s platform across all of its segments and business units. Tripadvisor display-based advertising clients are predominantly direct suppliers of hotels, airlines and cruises, as well as destination marketing organizations. Tripadvisor also sells display-based advertising to online travel agencies and other travel related businesses, as well as advertisers from non-travel categories. Display-based advertising is sold predominantly on a cost per thousand impressions basis.

Experiences & Dining Segment

Tripadvisor provides information and services that allow travelers to research and book tours, activities and attractions in popular travel destinations in its Viator online marketplace. Tripadvisor generates commissions for each booking transaction it facilitates through its online reservation system.

Tripadvisor also provides information and services for consumers to research and book restaurant reservations in popular travel destinations through its dedicated online restaurant reservations offering, TheFork, and on Tripadvisor-branded websites and mobile applications (“apps”). Tripadvisor primarily generates transaction fees (or per seated diner fees) that are paid by Tripadvisor’s restaurant customers for diners seated primarily from bookings through TheFork’s online reservation system.

Other

Tripadvisor provides information and services that allow travelers to research and book vacation and short-term rental properties. The Rentals offering primarily generates revenue by offering individual property owners and managers the ability to list their properties on Tripadvisor’s platform, thereby connecting with travelers through a free-to-list, commission-based option. Tripadvisor earns commissions associated with rental transactions through its free-to-list model from both the traveler, and the property owner or manager.

In addition, Other also includes revenue generated from flights, cruises, and car offerings on Tripadvisor-branded websites and mobile apps and Tripadvisor’s portfolio of travel media brands, which primarily includes click-based advertising and display-based advertising revenue.

LIBERTY TRIPADVISOR HOLDINGS, INC.

Notes to Consolidated Financial Statements (Continued)

December 31, 2021, 2020 and 2019

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

	Years ended December 31,
	2021	2020	2019

	amounts in millions
Hotels, Media & Platform
Tripadvisor-branded hotels	$452	292	779
Tripadvisor-branded display and platform	97	69	160
Total Hotels, Media & Platform	549	361	939

Experiences & Dining	307	186	456
Corporate and other	46	57	165
Total Revenue	$902	604	1,560

The following table provides information about the opening and closing balances of accounts receivable and contract assets from contracts with customers (in millions):

	December 31,
	2021	2020
Accounts receivable	$105	70
Contract assets	37	13
Total	$142	83

Accounts receivable are recognized when the right to consideration becomes unconditional. Contract assets are rights to consideration in exchange for services that Tripadvisor has transferred to a customer when that right is conditional on something other than the passage of time, such as commission payments that are contingent upon the completion of the service by the principal in the transaction. The difference between the opening and closing balances of Tripadvisor’s contract assets primarily results from the timing difference between when Tripadvisor satisfies its performance obligations and the time when the principal completes the service in the transaction. Tripadvisor’s contract assets increased during 2021 as a result of the ongoing recovery of consumer travel demand, and increased utilization of its CPA model by travel partners.

LIBERTY TRIPADVISOR HOLDINGS, INC.

Notes to Consolidated Financial Statements (Continued)

December 31, 2021, 2020 and 2019

During the year ended December 31, 2021, bad debt expense recorded to Tripadvisor’s allowance for expected credit losses on accounts receivable and contract assets decreased by $14 million, when compared to the same period in 2020, primarily due to improved collection trends with its customers as the travel industry recovers. Actual future bad debt could differ materially from this estimate resulting from changes in Tripadvisor’s assumptions of the duration and ultimate severity of the impact of COVID-19, including existing variants (i.e. Delta and Omicron) and/or new variants, if any.

Contract liabilities generally include payments received in advance of performance under the contract, and are realized as revenue as the performance obligation to the customer is satisfied, which Tripadvisor presents as deferred revenue on its consolidated balance sheets. As of January 1, 2021 and 2020, Tripadvisor had $28 million and $62 million, respectively, recorded as deferred revenue on its consolidated balance sheet, of which $23 million and $51 million, respectively, was recognized into revenue and $4 million and $11 million, respectively, was refunded due to cancellations by travelers during the years ended December 31, 2021 and 2020.

There were no significant changes in contract assets or deferred revenue during the years ended December 31, 2021 and 2020, related to business combinations, impairments, cumulative catch-ups or other material adjustments. However, to the extent the COVID-19 pandemic continues and/or new variants continue to emerge, Tripadvisor may incur additional significant and unanticipated cancellations by consumers related to future travel, accommodations and experience bookings, which have been reserved by travelers and recorded as deferred revenue on our consolidated balance sheet as of December 31, 2021.

Operating Expense

Operating expenses consist primarily of certain technology and content expenses, including personnel and overhead expenses which include salaries, benefits and bonuses for salaried employees and contractors engaged in the design, development, testing content support and maintenance of Tripadvisor’s platform. Operating expense also includes, to a lesser extent, costs of services which are expenses that are closely correlated or directly related to service revenue generated, including credit card and other booking transaction payment fees, data center costs, costs associated with prepaid tour tickets, ad serving fees, flight search fees and other transactions. Other costs include licensing, maintenance expense, computer supplies, telecom costs, content translation and localization costs and consulting costs.

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

Tripadvisor incurs advertising expense consisting of online advertising expense, primarily SEM and other online traffic costs, and offline advertising costs, including television, to promote its brands. Costs associated with communicating the advertisements are expensed in the period in which the advertisement takes place. Production costs associated with

LIBERTY TRIPADVISOR HOLDINGS, INC.

Notes to Consolidated Financial Statements (Continued)

December 31, 2021, 2020 and 2019

advertisements are expensed in the period in which the advertisement first takes place. Advertising expense was $282 million, $118 million and $423 million for the years ended December 31, 2021, 2020 and 2019, respectively.

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

Included in the accompanying consolidated statements of operations are the following amounts of stock-based compensation for the years ended December 31, 2021, 2020 and 2019 (amounts in millions):

	December 31,
	2021	2020	2019
Operating expense	$47	45	56
Selling, general and administrative	78	67	75
	$125	112	131

During the years ended December 31, 2021, 2020 and 2019, Tripadvisor capitalized $13 million, $15 million and $19 million, respectively, of stock-based compensation expense as website development costs.

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

LIBERTY TRIPADVISOR HOLDINGS, INC.

Notes to Consolidated Financial Statements (Continued)

December 31, 2021, 2020 and 2019

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

Deferred Merchant Payables

In Tripadvisor’s Experiences and Rentals free-to-list offerings, Tripadvisor generally receives cash from travelers at the time of booking or prior to the experience date and records these amounts, net of Tripadvisor’s commissions, on its consolidated balance sheet as deferred merchant payables. Tripadvisor pays the operators, generally the third-party experience providers and vacation rental owners, after the travelers’ use. Therefore, it receives payment from the traveler prior to paying the operator and this operating cycle represents a working capital source or use of cash to Tripadvisor. Tripadvisor’s deferred merchant payables balance was $113 million and $36 million for the years ended December 31, 2021 and 2020, respectively.

Certain Risks and Concentrations

In addition to the impact of COVID-19 outlined in note 1, the Tripadvisor business is subject to certain risks and concentrations, including a concentration related to dependence on relationships with its customers. For the years ended December 31, 2021, 2020 and 2019, Tripadvisor’s two most significant travel partners, Expedia Group Inc. (“Expedia”) and Booking Holdings Inc., each of which accounted for 10% or more of Tripadvisor’s consolidated revenue and combined accounted for approximately 34%, 25% and 33%, respectively, of its total revenue. Additionally, Tripadvisor’s business is dependent on relationships with third-party service operators it relies on to fulfill service obligations to Tripadvisor’s customers where Tripadvisor is the merchant of record, such as providing experiences and vacation rentals. However, no one operator’s inventory resulted in more than 10% of Tripadvisor’s revenue on a consolidated basis in any period presented.

Contingent Liabilities

Periodically, the Company reviews the status of all significant outstanding matters to assess any potential financial exposure. When (i) it is probable that an asset has been impaired or a liability has been incurred and (ii) the amount of the loss can be reasonably estimated and is material, we record the estimated loss in our consolidated statements of operations. The Company provides disclosure in the notes to the consolidated financial statements for loss contingencies that do not meet both these conditions if there is a reasonable possibility that a loss may have been incurred that would be material to the consolidated financial statements. Significant judgment is required to determine the probability that a liability has been incurred and whether such liability is reasonably estimable. Accruals are based on the best information available at the time which can be highly subjective. The final outcome of these matters could vary significantly from the amounts included in the accompanying consolidated financial statements.

Comprehensive Income (Loss)

Comprehensive income (loss) consists of net income (loss), cumulative foreign currency translation adjustments, comprehensive earnings (loss) attributable to debt credit risk adjustments and unrealized gains and losses on available-for-sale securities, net of tax.

LIBERTY TRIPADVISOR HOLDINGS, INC.

Notes to Consolidated Financial Statements (Continued)

December 31, 2021, 2020 and 2019

Earnings (Loss) per Common Share (EPS)

Basic earnings (loss) per common share (“EPS”) is computed by dividing net earnings (loss) available to common shareholders by the weighted average number of common shares outstanding for the period. Diluted EPS presents the dilutive effect on a per share basis of potential common shares as if they had been converted at the beginning of the periods presented. Excluded from EPS for the years ended December 31, 2021, 2020 and 2019 are 3 million, 1 million and 2 million potential common shares, respectively, because their inclusion would be antidilutive. Also excluded from EPS for the years ended December 31, 2021 and 2020, because their inclusion would be antidilutive, were 3 million and 13 million shares, respectively, that were contingently issuable at the Company’s election pursuant to an exercise of the Put Option (defined and described in note 10), as calculated in accordance with the terms of the Certificate of Designations for the Series A Preferred Stock. On March 29, 2021, pursuant to the Repurchase Agreement (described and defined in note 10), the Put Option no longer exists. The contingently issuable shares pursuant to the Put Option were calculated for the period that the Put Option was outstanding.

	Years ended December 31,
	2021 (a)	2020 (a)	2019

	in millions
Numerator
Net earnings (loss) attributable to Liberty TripAdvisor Holdings, Inc. shareholders	$179	(238)	(22)
Less: Series A Preferred Stock carrying value adjustment and transaction costs	370	150	NA
Net earnings (loss) available to common shareholders	$(191)	(388)	(22)
Denominator
Basic EPS	75	75	75
Potentially dilutive shares	2	1	—
Diluted EPS	77	76	75
(a)	Potentially dilutive shares are excluded from the computation of diluted EPS during periods in which losses are reported since the result would be antidilutive.

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

The COVID-19 pandemic has created significant uncertainty in macroeconomic conditions, which may cause further business disruptions and continue to adversely and materially impact our results of operations. As a result, some of our estimates and assumptions required increased judgment and carry a higher degree of variability and volatility. As events continue to evolve and additional information becomes available, our estimates may change materially in future periods.

LIBERTY TRIPADVISOR HOLDINGS, INC.

Notes to Consolidated Financial Statements (Continued)

December 31, 2021, 2020 and 2019

Recently Adopted Accounting Pronouncements

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

(3) Supplemental Disclosures to Consolidated Statements of Cash Flows

	Years ended December 31,
	2021	2020	2019

	amounts in millions
Acquisitions, net of cash acquired:
Intangibles not subject to amortization	$—	8	85
Intangibles subject to amortization	—	—	26
Fair value of other assets acquired	—	(3)	5
Net liabilities assumed	—	—	(8)
Deferred tax assets (liabilities)	—	(1)	—
Acquisitions, net of cash acquired	$—	4	108
Equity method investment acquired for non-cash consideration	$—	—	41
Cash paid for interest	$44	24	28
Cash paid for income taxes	$4	3	47

(4) Acquisitions

Acquisitions

Tripadvisor had no material acquisitions during the years ended December 31, 2021 and 2020. During the year ended December 31, 2019, Tripadvisor completed three acquisitions of businesses aggregating total purchase price consideration of $109 million. Tripadvisor acquired 100% ownership of the following: SinglePlatform, an online content management and syndication platform company based in the U.S.; BookaTable, an online restaurant reservation and booking platform company based in the U.K.; and Restorando, an online restaurant reservation and booking platform company based in Argentina.  Tripadvisor paid cash consideration of $107 million, net of $2 million of cash acquired.

LIBERTY TRIPADVISOR HOLDINGS, INC.

Notes to Consolidated Financial Statements (Continued)

December 31, 2021, 2020 and 2019

The following table presents the final purchase price allocation for the 2019 acquisitions as recorded on our consolidated balance sheet:

Year ended
December 31,
2019
amounts in millions
Goodwill (1)	$88
Intangible assets	26
Net tangible assets (liabilities)	(5)
Total purchase price consideration	$109

(1)	Goodwill of $53 million is not deductible for tax purposes.

Intangible assets acquired during 2019 were comprised of trademarks of $2 million, customer lists and supplier relationships of $10 million, subscriber relationships of $6 million and technology and other of $8 million. The overall weighted-average life of the intangible assets acquired in the purchase of these businesses was 6 years, and are being amortized on a straight-line basis over the estimated useful lives from acquisition date.

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

The Company’s assets and liabilities measured at fair value are as follows:

	December 31, 2021			December 31, 2020
		Quoted prices	Significant		Quoted prices	Significant
		in active	other		in active	other
		markets for	observable		markets for	observable
		identical assets	inputs		identical assets	inputs
Description	Total	(Level 1)	(Level 2)	Total	(Level 1)	(Level 2)

	amounts in millions
Cash equivalents	$35	35	—	4	4	—
TripCo Exchangeable Senior Debentures due 2051	$268	—	268	NA	NA	NA
Financial instrument liabilities	$85	—	85	14	—	14

On March 9, 2020, a wholly owned subsidiary of the Company (“TripSPV”), entered into a variable prepaid forward transaction (the “VPF”) with a financial institution with respect to 2.4 million shares of Tripadvisor (“TRIP”) common stock held by the Company with a forward floor price of $17.25 per share and a forward cap price of $26.84 per share. Pursuant to the terms of the VPF, TripSPV received a prepayment of $34 million on March 17, 2020 (see note 7). As a result of the Repurchase Agreement, as described in note 10, TripCo determined the Series A Preferred Stock required liability treatment and needed to be bifurcated between a debt host and derivative (the “Preferred Stock Derivative”). The Preferred Stock Derivative was recorded at fair value upon the reclassification from temporary equity. Changes in the fair

LIBERTY TRIPADVISOR HOLDINGS, INC.

Notes to Consolidated Financial Statements (Continued)

December 31, 2021, 2020 and 2019

values of the VPF and Preferred Stock Derivative are recognized in realized and unrealized gains (losses) on financial instruments, net in the consolidated statements of operations.

The fair value of TripCo’s 0.50% Exchangeable Senior Debentures due 2051 (the “Debentures”) is based on quoted market prices but the Debentures are not considered to be traded on “active markets.”  Accordingly, they are reported in the foregoing table as Level 2 fair value. The fair value of the VPF and Preferred Stock Derivative were derived from a Black-Scholes-Merton model using observable market data as the significant inputs.

Other Financial Instruments

Other financial instruments not measured at fair value on a recurring basis include trade receivables, trade payables, accrued and other current liabilities and long-term debt (excluding the Debentures). With the exception of debt, the carrying amount approximates fair value due to the short maturity of these instruments as reported on our consolidated balance sheets. See note 7 for a description of the fair value of the Company’s fixed rate debt.

Realized and Unrealized Gains (Losses) on Financial Instruments

Realized and unrealized gains (losses) on financial instruments are comprised of changes in the fair value of the following:

	Years ended December 31,
	2021	2020	2019

	amounts in millions
TripCo Exchangeable Senior Debentures due 2051	$50	—	—
Financial instruments	199	(20)	35
Tripadvisor foreign currency forward contracts	2	1	1
	$251	(19)	36

The Company has elected to account for the Debentures using the fair value option. Changes in the fair value of the Debentures and financial instruments recognized in the consolidated statement of operations are primarily due to market factors primarily driven by changes in the fair value of the underlying shares of the financial instruments. During the year ended December 31, 2021, the fair value adjustment recognized in the consolidated statement of operations included approximately $5 million of debt issuance costs related to the Debentures. The Company isolates the portion of the unrealized gain (loss) attributable to the change in the instrument specific credit risk and recognizes such amount in other comprehensive earnings (loss).  The change in the fair value of the Debentures attributable to changes in the instrument specific credit risk was a gain of $7 million for the year ended December 31, 2021.

LIBERTY TRIPADVISOR HOLDINGS, INC.

Notes to Consolidated Financial Statements (Continued)

December 31, 2021, 2020 and 2019

(6) Goodwill and Other Intangible Assets

Goodwill and Indefinite Lived Intangible Assets

Changes in the carrying amount of goodwill are as follows:

	Hotels, Media & Platform	Experiences & Dining	Corporate and other	Total

	amounts in millions
Balance at January 1, 2020	$1,923	333	271	2,527
Allocation to new segments (1)	6	-	(6)	-
Impairments (2)	(279)	-	(21)	(300)
Dispositions (3)	-	-	(18)	(18)
Other (4)	-	29	2	31
Balance at December 31, 2020	1,650	362	228	2,240
Other (4)	-	(18)	(2)	(20)
Balance at December 31, 2021	$1,650	344	226	2,220
(1)	Re-allocation of goodwill as a result of changes to reporting units related to Tripadvisor internal restructuring.
(2)	TripCo recorded an $18 million goodwill impairment related to a business that was sold in June 2020, and an additional $3 million goodwill impairment during the third quarter of 2020 as a result of strategic decisions made regarding Tripadvisor’s China business. See discussion of the Hotels, Media & Platform reporting unit impairment below.
(3)	Dispositions relates to the sale of the aforementioned Tripadvisor business.
(4)	Other changes primarily relate to immaterial acquisitions and foreign currency translation on goodwill.

As presented in the accompanying consolidated balance sheets, trademarks are the other significant indefinite lived intangible asset. See the disclosure below for information related to the 2020 and 2019 impairments of the Company’s trademarks. Other fluctuations in the trademark balance from the prior year were due to the change in foreign exchange rates.

Intangible Assets subject to amortization

Intangible assets subject to amortization are comprised of the following:

	December 31, 2021				December 31, 2020
	Weighted
	Average	Gross		Net	Gross		Net
	Remaining	carrying	Accumulated	carrying	carrying	Accumulated	carrying
	Useful Life	amount	amortization	amount	amount	amortization	amount

	in years	amounts in millions
Customer relationships	1	$1,046	(1,030)	16	1,059	(992)	67
Other	3	616	(499)	117	589	(454)	135
Total		$1,662	(1,529)	133	1,648	(1,446)	202

Amortization expense was $122 million, $136 million and $139 million for the years ended December 31, 2021, 2020 and 2019, respectively.

LIBERTY TRIPADVISOR HOLDINGS, INC.

Notes to Consolidated Financial Statements (Continued)

December 31, 2021, 2020 and 2019

Intangible assets are generally amortized on a straight-line basis. The estimated future amortization expense for the next five years related to intangible assets with definite lives as of December 31, 2021 is as follows (amounts in millions):

2022	$32
2023	$29
2024	$26
2025	$23
2026	$21

Impairments

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

As of December 31, 2021, accumulated goodwill impairment losses for Tripadvisor totaled $1,571 million.

(7) Debt

Outstanding debt at December 31, 2021 and 2020 is summarized as follows:

	December 31,
	2021	2020

	amounts in millions
TripCo Exchangeable Senior Debentures due 2051	$268	—
TripCo variable prepaid forward	41	41
Tripadvisor Credit Facilities	—	—
Tripadvisor Senior Notes due 2025	500	500
Tripadvisor Convertible Senior Notes due 2026	345	—
Deferred financing costs	(11)	(9)
Total consolidated TripCo debt	$1,143	532
Less debt classified as current	—	—
Total long-term debt	$1,143	532

TripCo Debt

On June 10, 2019, TripSPV entered into a margin loan agreement which included borrowings of $225 million under a term loan and an additional $25 million available under a delayed draw term loan (collectively, the “Margin Loan”). On November 13, 2019, TripSPV borrowed $15 million under the delayed draw term loan. Pursuant to an amendment to the Margin Loan on November 19, 2019, TripSPV borrowed an additional $75 million under the term loan.  In addition, availability under the delayed draw term loan was limited to the $15 million already outstanding. Also pursuant

LIBERTY TRIPADVISOR HOLDINGS, INC.

Notes to Consolidated Financial Statements (Continued)

December 31, 2021, 2020 and 2019

to the November 19, 2019 amendment, on December 20, 2019, TripSPV borrowed an additional $33 million under the term loan.

In March 2020, the closing share price of Tripadvisor common stock price fell below the minimum value and triggered the mandatory prepayment of all amounts outstanding under the Margin Loan.  In connection with the VPF, as described in note 5, TripCo received a prepayment of $34 million in March 2020. The term of the VPF is three years. At maturity, the accreted loan amount due will be approximately $42 million.  As of December 31, 2021, 2.4 million shares of Tripadvisor common stock, with a value of approximately $65 million, were pledged as collateral pursuant to the VPF contract.

In March 2020, the proceeds from the VPF, proceeds from the Series A Preferred Stock (described and defined in note 10) issuance, and cash on hand were used to pay all amounts outstanding under the Margin Loan, which aggregated $363 million, including accrued interest. The Margin Loan was subsequently terminated.

On March 25, 2021, TripCo issued $300 million aggregate original principal amount of its Debentures.  Pursuant to the terms of the offering, on March 31, 2021, the initial purchasers notified the Company of their intention to exercise the option to purchase $30 million aggregate original principal amount of additional Debentures. The additional Debentures were issued on April 5, 2021. Upon an exchange of Debentures, TripCo, at its option, may deliver shares of TRIP common stock or the value thereof in cash or a combination of shares of TRIP common stock and cash. Initially, 14.3299 shares of TRIP common stock are attributable to each $1,000 original principal amount of Debentures, representing an initial exchange price of approximately $69.78 for each share of TRIP common stock. A total of approximately 4.7 million shares of TRIP common stock are attributable to the Debentures. Interest is payable quarterly on March 31, June 30, September 30 and December 31 of each year, commencing June 30, 2021. The Debentures may be redeemed by TripCo, in whole or in part, on or after March 27, 2025. Holders of Debentures also have the right to require TripCo to purchase their Debentures on March 27, 2025. The redemption and purchase price will generally equal 100% of the adjusted principal amount of the Debentures plus accrued and unpaid interest to the redemption date, plus any final period distribution. As of December 31, 2021, a holder of the Debentures does not have the ability to exchange and, accordingly, the Debentures are classified as long-term debt in the consolidated balance sheets.

TripCo used a portion of the net proceeds from the sale of the Debentures to fund the cash portion of the purchase price for the repurchase of a portion of the Series A Preferred Stock (see note 10 below).

Tripadvisor Credit Facility

Tripadvisor is party to a credit agreement with a group of lenders initially entered into in June 2015 (as amended, the “Credit Agreement”), which, among other things, provides for a $500 million unsecured revolving credit facility (the “Credit Facility”) with a maturity date of May 12, 2024. The Credit Facility, among other things, requires Tripadvisor to maintain a maximum leverage ratio and contains certain customary affirmative covenants and events of default, including a change of control.

Tripadvisor amended the Credit Facility in May 2020 and December 2020 to, among other things:

●suspend the leverage ratio covenant for quarterly testing of compliance beginning in the second quarter of 2020, replacing it with a minimum liquidity covenant through June 30, 2021 (requiring Tripadvisor to maintain $150 million of unrestricted cash, cash equivalents and short-term investments less deferred merchant payables plus available revolver capacity), until the earlier of (a) the first day after June 30, 2021 through maturity on which borrowings and other revolving credit utilizations under the revolving commitments exceed

LIBERTY TRIPADVISOR HOLDINGS, INC.

Notes to Consolidated Financial Statements (Continued)

December 31, 2021, 2020 and 2019

$200 million, and (b) the election of Tripadvisor, at which time the leverage ratio covenant will be reinstated (the “Leverage Covenant Holiday”);
●decrease the aggregate amount of revolving loan commitments available to $500 million from $1.2 billion;
●extend the maturity date of the Credit Facility from May 12, 2022 to May 12, 2024; and
●secure the obligations under the agreement.

Tripadvisor remained in the Leverage Covenant Holiday as of December 31, 2021. During the Leverage Covenant Holiday, any outstanding or future borrowings under the Credit Facility bear interest at LIBOR plus a 2.25% margin with a LIBOR floor of 1% per annum. Tripadvisor is required to pay a quarterly commitment fee, at an applicable rate of 0.5%, on the daily unused portion of the Credit Facility for each fiscal quarter during the Leverage Covenant Holiday and also additional fees in connection with the issuance of letters of credit. Tripadvisor may borrow from the Credit Facility in U.S. dollars and Euros. In addition, the Credit Facility includes $15 million of borrowing capacity available for letters of credit and $40 million for Swing Line borrowings on same-day notice. As of December 31, 2021, Tripadvisor had issued $3 million of outstanding letters of credit under the Credit Facility.

As of both December 31, 2021 and 2020, Tripadvisor had no outstanding borrowings under the Credit Facility. During the first quarter of 2020, Tripadvisor borrowed $700 million under the Credit Facility. These funds were drawn down as a precautionary measure to reinforce Tripadvisor’s liquidity position and preserve financial flexibility in light of uncertainty in the global markets resulting from COVID-19. Tripadvisor repaid these borrowings in full in July 2020.

Tripadvisor recorded interest and commitment fees on its Credit Facility of $3 million, $10 million and $2 million for the years ended December 31, 2021, 2020 and 2019, respectively, to interest expense on the consolidated statements of operations.  In connection with the amendments to Tripadvisor’s Credit Facility in 2020, Tripadvisor incurred additional lender fees and debt financing costs totaling $7 million, which were capitalized as deferred financing costs and recorded to other long-term assets on the consolidated balance sheet, while $2 million of previously deferred financing costs related to the Credit Facility were immediately recognized to interest expense on the consolidated statement of operations for the year ended December 31, 2020.  As of December 31, 2021, Tripadvisor had $4 million remaining in deferred financing costs in connection with the Credit Facility. These costs will be amortized over the remaining term of the Credit Facility, using the effective interest rate method, and recorded to interest expense on the consolidated statements of operations.

There is no specific repayment date prior to the maturity date for any borrowings under the Credit Agreement. Tripadvisor may voluntarily repay any outstanding borrowing under the Credit Facility at any time without premium or penalty, other than customary breakage costs with respect to Eurocurrency loans. Additionally, Tripadvisor believes that the likelihood of the lender exercising any subjective acceleration rights, which would permit the lenders to accelerate repayment of any outstanding borrowings, is remote. As such, Tripadvisor classifies any borrowings under this facility as long-term debt. The Credit Agreement contains a number of covenants that, among other things, restrict Tripadvisor’s ability to: incur additional indebtedness, create liens, enter into sale and leaseback transactions, engage in mergers or consolidations, sell or transfer assets, pay dividends and distributions, make investments, loans or advances, prepay certain subordinated indebtedness, make certain acquisitions, engage in certain transactions with affiliates, amend material agreements governing certain subordinated indebtedness, and change its fiscal year. The Credit Agreement also limits Tripadvisor from repurchasing shares of its common stock, and paying dividends, among other restrictions, during the Leverage Covenant Holiday. In addition, to secure the obligations under the Credit Agreement, Tripadvisor and certain subsidiaries have granted security interests and liens in and on, substantially all of their assets, as well as pledged shares of certain of Tripadvisor’s subsidiaries. The Credit Agreement also contains certain customary affirmative covenants and events of default, including a change of control. If an event of default occurs, the lenders under the Credit Agreement will be entitled to take various actions, including the acceleration of all amounts due under the Credit Facility.

LIBERTY TRIPADVISOR HOLDINGS, INC.

Notes to Consolidated Financial Statements (Continued)

December 31, 2021, 2020 and 2019

Tripadvisor 2025 Senior Notes

On July 9, 2020, Tripadvisor completed the sale of $500 million aggregate principal amount of 7.0% senior notes due 2025 (the "2025 Senior Notes") pursuant to a purchase agreement, dated July 7, 2020, among Tripadvisor, the guarantors party thereto and the initial purchasers party thereto in a private offering to qualified institutional buyers. The 2025 Senior Notes were issued pursuant to an indenture, dated July 9, 2020 (the “2025 Indenture”), among Tripadvisor, the guarantors and the trustee. The 2025 Indenture provides, among other things, that interest will be payable on the 2025 Senior Notes semiannually on January 15 and July 15 of each year, which began on January 15, 2021, and continue until their maturity date of July 15, 2025. The 2025 Senior Notes are senior unsecured obligations of Tripadvisor and are guaranteed by certain domestic subsidiaries.

Tripadvisor has the option to redeem all or a portion of the 2025 Senior Notes at any time on or after July 15, 2022 at the redemption prices set forth in the 2025 Indenture, plus accrued and unpaid interest, if any. Tripadvisor may also redeem all or any portion of the 2025 Senior Notes at any time prior to July 15, 2022, at a price equal to 100% of the aggregate principal amount thereof plus a make-whole premium and accrued and unpaid interest, if any. In addition, before July 15, 2022, Tripadvisor may redeem up to 40% of the aggregate principal amount of the 2025 Senior Notes with the net proceeds of certain equity offerings at the redemption price set forth in the 2025 Indenture, provided that certain conditions are met. Subject to certain limitations, in the event of a Change of Control Triggering Event (as defined in the 2025 Indenture), Tripadvisor will be required to make an offer to purchase the 2025 Senior Notes at a price equal to 101% of the aggregate principal amount of the 2025 Senior Notes repurchased, plus accrued and unpaid interest, if any, to the date of repurchase. These features have been evaluated as embedded derivatives under GAAP; however, Tripadvisor has concluded they do not meet the requirements to be accounted for separately.

As of December 31, 2021 and 2020, unpaid interest on the 2025 Senior Notes totaled approximately $16 million and $17 million, respectively, and was included in accrued liabilities and other current liabilities on the consolidated balance sheets, and $35 million and $17 million was recorded as interest expense in the consolidated statements of operations for the years ended December 31, 2021 and 2020, respectively. In the third quarter of 2020, Tripadvisor used all proceeds from the 2025 Senior Notes to repay a portion of its Credit Facility outstanding borrowings.

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

2026 Convertible Senior Notes

On March 25, 2021, Tripadvisor entered into a purchase agreement for the sale of $300 million aggregate principal amount of 0.25% Convertible Senior Notes due 2026 (the “2026 Convertible Senior Notes”) in a private offering to qualified institutional buyers. The 2026 Convertible Senior Notes included an over-allotment option that provided the initial purchasers of the 2026 Convertible Senior Notes with the option to purchase an additional $45 million aggregate principal amount of the 2026 Convertible Senior Notes; such over-allotment option was fully exercised. In connection with the issuance of the 2026 Convertible Senior Notes, Tripadvisor entered into an Indenture, dated March 25, 2021 (the “2026 Indenture”), among Tripadvisor, the guarantors party thereto and the trustee. The terms of the 2026 Convertible Senior Notes are governed by the 2026 Indenture. The 2026 Convertible Senior Notes mature on April 1, 2026, unless earlier converted, redeemed or repurchased. The 2026 Convertible Senior Notes are senior unsecured obligations of

LIBERTY TRIPADVISOR HOLDINGS, INC.

Notes to Consolidated Financial Statements (Continued)

December 31, 2021, 2020 and 2019

Tripadvisor, although guaranteed by certain of Tripadvisor’s domestic subsidiaries, with interest payable semiannually in arrears on April 1 and October 1 of each year, which began on October 1, 2021. As of December 31, 2021, unpaid interest on the 2026 Convertible Senior Notes was not material.

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

The 2026 Convertible Senior Notes are unconditionally guaranteed, on a joint and several basis, by the guarantors on a senior, unsecured basis. The 2026 Convertible Senior Notes are Tripadvisor’s general senior unsecured obligations and rank equally in right of payment with all of its existing and future senior indebtedness, and senior in right of payment to all of its future subordinated indebtedness. The 2026 Convertible Senior Notes will be effectively subordinated to any of Tripadvisor’s existing and future secured indebtedness, including borrowings under its Credit Facility, to the extent of the value of the assets securing such indebtedness.

Holders may convert their 2026 Convertible Senior Notes at any time prior to the close of business on the business day immediately preceding January 1, 2026 in multiples of $1,000 principal amount, only under the following conditions and circumstances:

●during any calendar quarter commencing after the calendar quarter ending on June 30, 2021 (and only during such calendar quarter), if the last reported sale price of TRIP common stock for at least 20 trading days (whether or not consecutive) during the period of 30 consecutive trading days ending on the last trading day of the immediately preceding calendar quarter is greater than or equal to 130% of the conversion price on each applicable trading day;
●during the five business day period after any five consecutive trading day period (the “measurement period”) in which the trading price per $1,000 principal amount of 2026 Convertible Senior Notes for each trading day of the measurement period was less than 98% of the product of the last reported sale price of TRIP common stock and the conversion rate on each such trading day; or
●upon the occurrence of specified corporate events as described in the 2026 Indenture.

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

December 31, 2021, 2020 and 2019

may choose to pay or deliver, as the case may be, cash, shares of TRIP common stock or a combination of cash and shares of TRIP common stock.

Tripadvisor accounts for the 2026 Convertible Senior Notes as a liability measured at its amortized cost, and no other features of the 2026 Convertible Senior Notes are bifurcated and recognized as a derivative. The proceeds from the issuance of the 2026 Convertible Senior Notes were approximately $340 million, net of debt issuance costs of $5 million comprised primarily of the initial purchasers’ discount, and Tripadvisor used a portion of the proceeds from the 2026 Convertible Senior Notes to enter into capped call transactions (discussed below). Tripadvisor intends to use the remainder of the proceeds from this offering for general corporate purposes, which may include repayment of debt, including the partial redemption and/or purchase of its 2025 Senior Notes prior to maturity. The debt issuance costs will be amortized over the remaining term of the 2026 Convertible Senior Notes, using the effective interest rate method, and recorded to interest expense in the consolidated statements of operations. During the year ended December 31, 2021, the effective interest rate on the 2026 Convertible Senior Notes, including debt issuance costs, was approximately 0.53% and $1 million was recorded as interest expense on the consolidated statement of operations for the year ended December 31, 2021.

The 2026 Convertible Senior Notes are unsecured and do not contain any financial covenants, restrictions on dividends, incurrence of senior debt or other indebtedness, or restrictions on the issuance or repurchase of securities by the Company.

Capped Call Transactions

In connection with the issuance of the 2026 Convertible Senior Notes, Tripadvisor entered into privately negotiated capped call transactions (the “Capped Calls”) with certain of the initial purchasers of the 2026 Convertible Senior Notes and/or their respective affiliates and/or other financial institutions (the “Option Counterparties”) at a cost of approximately $35 million. The Capped Calls are separate transactions entered into by Tripadvisor with each of the Option Counterparties, and are not part of the terms of the 2026 Convertible Senior Notes and therefore will not affect any noteholder’s rights under the 2026 Convertible Senior Notes. Noteholders will not have any rights with respect to the Capped Calls.

The Capped Calls cover, subject to anti-dilution adjustments, substantially similar to those applicable to the conversion rate of the 2026 Convertible Senior Notes, the number of shares of TRIP common stock initially underlying the 2026 Convertible Senior Notes, or up to approximately 4.7 million shares of TRIP common stock. The Capped Calls are expected generally to reduce potential dilution to the common stock upon any conversion of 2026 Convertible Senior Notes and/or offset any potential cash payments Tripadvisor is required to make in excess of the principal amount of such converted 2026 Convertible Senior Notes, as the case may be, with such reduction and/or offset subject to a cap. The strike price of the Capped Calls is $73.81, while the cap price of the Capped Calls will initially be $107.36 per share of TRIP common stock, which represents a premium of 100% over the close price of TRIP common stock of $53.68 per share on March 22, 2021 and is subject to certain customary adjustments under the terms of the Capped Calls.

The Capped Calls are considered indexed to Tripadvisor’s own stock and are considered equity classified under GAAP and included as a reduction to additional paid-in-capital and noncontrolling interest in equity of subsidiaries within stockholders’ equity as of December 31, 2021. The Capped Calls are not accounted for as derivatives and their fair value is not remeasured each reporting period. In addition, Tripadvisor recorded a deferred tax asset of $9 million associated with the Capped Calls on its consolidated balance sheet as of December 31, 2021, as it made an income tax election allowable under Internal Revenue Service (“IRS”) regulations in order to recover the cost of the Capped Calls as interest expense for income tax purposes only over the term of the 2026 Convertible Senior Notes.

LIBERTY TRIPADVISOR HOLDINGS, INC.

Notes to Consolidated Financial Statements (Continued)

December 31, 2021, 2020 and 2019

Fair Value

The estimated fair values, based on recently reported market transactions and prices for identical or similar financial instruments obtained from a third-party pricing source (Level 2) of Tripadvisor’s debt securities, not reported at fair value are as follows (amounts in millions):

December 31,
2021
Tripadvisor Senior Notes due 2025	$531
Tripadvisor Convertible Senior Notes due 2026	$305

Debt Covenants

As of December 31, 2021, Tripadvisor was in compliance with its debt covenants.

(8) Leases

Tripadvisor’s lease contracts contain both lease and non-lease components which Tripadvisor combines as a single component under its accounting policy by asset class, except for office space leases and certain other leases, such as colocation data center leases, which it accounts separately for the lease and non-lease components. Additionally, for certain equipment leases that have similar characteristics, Tripadvisor applies a portfolio approach to effectively account for operating lease right-of-use (“ROU”) assets and lease liabilities.

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

Tripadvisor also establishes assets and liabilities at the present value of estimated future costs to return certain of its leased facilities to their original condition to satisfy any asset retirement obligations. Such assets are depreciated over the lease period into operating expense, and the recorded liabilities are accreted to the future value of the estimated restoration costs and are included in other liabilities on the consolidated balance sheet. Tripadvisor’s asset retirement obligations were not material as of both December 31, 2021 and 2020.

Finance Lease

Tripadvisor leases approximately 280,000 square feet of office space for its corporate headquarters in Needham, Massachusetts (the “Headquarters Lease”). The Headquarters Lease has an expiration date of December 2030, with an option to extend the lease term for two consecutive terms of five years each. Tripadvisor’s Headquarters Lease was accounted for as a finance lease upon the adoption of Accounting Standards Codification Topic 842 on January 1, 2019.

LIBERTY TRIPADVISOR HOLDINGS, INC.

Notes to Consolidated Financial Statements (Continued)

December 31, 2021, 2020 and 2019

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

The components of lease expense during the years ended December 31, 2021, 2020 and 2019 were as follows:

	Years ended December 31,
	2021	2020	2019

	amounts in millions
Operating lease cost (1)	$21	28	24
Finance lease cost:
Amortization of right-of-use assets (2)	$10	10	9
Interest on lease liabilities (3)	4	4	4
Total finance lease cost	$14	14	13
Sublease income on operating leases (1)	(5)	(3)	(3)
Total lease cost, net	$30	39	34
(1)	Operating lease costs, net of sublease income, are included in operating expense, including stock-based compensation in the consolidated statements of operations.
(2)	Amount is included in depreciation expense in the consolidated statements of operations.
(3)	Amount is included in interest expense in the consolidated statements of operations.

Supplemental balance sheet information related to leases is as follows:

	December 31,
	2021	2020

	amounts in millions
Operating leases:
Operating lease right-of-use assets (1)	$42	54

Current operating lease liabilities (2)	$20	21
Operating lease liabilities (3)	29	46
Total operating lease liabilities	$49	67

Finance Lease:
Finance lease right-of-use assets (4)	$86	95

Current finance lease liabilities (2)	$6	5
Finance lease liabilities (3)	65	71
Total finance lease liabilities	$71	76
(1)	Included in other assets, at cost, net of accumulated amortization in the consolidated balance sheets.
(2)	Included in accrued liabilities and other current liabilities in the consolidated balance sheets.
(3)	Included in other liabilities in the consolidated balance sheets.
(4)	Included in property and equipment, net in the consolidated balance sheets.

LIBERTY TRIPADVISOR HOLDINGS, INC.

Notes to Consolidated Financial Statements (Continued)

December 31, 2021, 2020 and 2019

Additional information related to leases is as follows for the periods presented:

	Years ended December 31,
	2021	2020	2019

	amounts in millions
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash outflows from operating leases	$25	26	26
Operating cash outflows from finance lease	$3	4	4
Financing cash outflows from finance lease	$6	6	5
Right-of-use assets obtained in exchange for lease liabilities:
Operating leases	$6	4	106
Finance lease	$—	—	88

	Years ended December 31,
	2021	2020
Weighted-average remaining lease term
Operating leases	3.0 years	3.7 years
Finance lease	9.0 years	10.0 years
Weighted-average discount rate
Operating leases	3.71%	3.99%
Finance lease	4.49%	4.49%

Future lease payments under non-cancellable leases as of December 31, 2021 were as follows:

	Operating Leases	Finance Lease

	amounts in millions
2022	$23	9
2023	15	9
2024	9	9
2025	3	10
2026	2	10
Thereafter	-	39
Total future lease payments	$52	86
Less: imputed interest	(3)	(15)
Total	$49	71

As of December 31, 2021, we did not have any additional operating or finance leases that have not yet commenced but that create significant rights and obligations.

LIBERTY TRIPADVISOR HOLDINGS, INC.

Notes to Consolidated Financial Statements (Continued)

December 31, 2021, 2020 and 2019

(9) Income Taxes

Income tax benefit (expense) consists of:

	Years ended December 31,
	2021	2020	2019

	amounts in millions
Current:
Federal	$(6)	73	(31)
State and local	2	3	(6)
Foreign	(2)	3	(26)
	$(6)	79	(63)
Deferred:
Federal	$23	37	27
State and local	7	28	20
Foreign	19	8	32
	49	73	79
Income tax benefit (expense)	$43	152	16

The following table presents a summary of our domestic and foreign earnings (losses) from continuing operations before income taxes:

	Years ended December 31,
	2021	2020	2019

	amounts in millions
Domestic	$75	(855)	(178)
Foreign	(80)	(159)	46
Total	$(5)	(1,014)	(132)

LIBERTY TRIPADVISOR HOLDINGS, INC.

Notes to Consolidated Financial Statements (Continued)

December 31, 2021, 2020 and 2019

Income tax benefit (expense) differs from the amounts computed by applying the U.S. federal income tax rate of 21% as a result of the following:

	Years ended December 31,
	2021	2020	2019

	amounts in millions
Computed expected tax benefits (expense)	$1	213	28
State and local taxes, net of federal income taxes	4	26	2
Foreign taxes, net of foreign tax credits	7	3	13
Taxable dividend net of dividends received deduction	—	—	(13)
Basis difference in consolidated subsidiary	14	(1)	22
Change in valuation allowance	(18)	(40)	(11)
Change in unrecognized tax benefits	(6)	(4)	(25)
Preferred Stock Derivative	41	—	—
Federal tax credits	7	9	11
Stock-based compensation	2	(14)	(4)
Impairment of nondeductible goodwill	—	(65)	—
Rate differential on U.S. net operating loss carryback	—	23	—
Other	(9)	2	(7)
Income tax (expense) benefit	$43	152	16

During 2021, the Company recognized additional tax benefit related to unrealized gains attributable to the Company’s own stock which is not recognized for tax purposes and the recognition of deferred tax assets for basis differences in the stock of a consolidated subsidiary, partially offset by tax expense related to an increase in the valuation allowance against certain deferred tax assets.

During 2020, the Company recognized additional tax expense related to the impairment of goodwill that is not deductible for tax purposes and an increase in the valuation allowance against certain deferred tax assets.

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

The CARES Act made tax law changes to provide financial relief to companies as a result of the business impacts of COVID-19. Key income tax provisions of the CARES Act include changes in net operating loss (“NOL”) carryback and carryforward rules, increase of the net interest expense deduction limit, and immediate write-off of qualified improvement property. The CARES Act allowed us to carryback Tripadvisor’s U.S. federal NOLs incurred in 2020, generating an expected U.S. federal tax benefit of $76 million, of which $48 million will be refunded. This refund is recorded in income taxes receivable on our consolidated balance sheet as of December 31, 2021 and is expected to be received during 2022. Tripadvisor also reduced its long-term transition tax payable related to the 2017 Tax Cuts and Jobs Act by $28 million as a result of the U.S. federal NOL carryback.

In addition, during the years ended December 31, 2021 and 2020, Tripadvisor recognized government grants and other assistance benefits of $9 million and $12 million, respectively. These amounts are not income tax related and were recorded as a reduction of personnel and overhead costs in the consolidated statements of operations.

LIBERTY TRIPADVISOR HOLDINGS, INC.

Notes to Consolidated Financial Statements (Continued)

December 31, 2021, 2020 and 2019

The tax effects of temporary differences and tax attributes that give rise to significant portions of the deferred income tax assets and deferred income tax liabilities are presented below:

	December 31,
	2021	2020

	amounts in millions
Deferred tax assets:
Tax loss and credit carryforwards	$218	141
Stock-based compensation	39	38
Lease financing obligation	20	23
Other	17	(16)
Total deferred tax assets	294	186
Less: valuation allowance	(146)	(122)
Net deferred tax assets	148	64
Deferred tax liabilities:
Debt	(19)	—
Intangible assets	(221)	(231)
Investments	—	(13)
Other	(25)	4
Total deferred tax liabilities	(265)	(240)
Net deferred tax liability	$(117)	(176)

During the year ended December 31, 2021, there was a $18 million increase in the Company’s valuation allowance that affected tax expense and a $6 million increase related to the impact of foreign exchange rates.

Due to the one-time transition tax on the deemed repatriation of undistributed foreign subsidiary earnings and profits in 2017, as a result of the 2017 Tax Act, the majority of previously unremitted earnings have been subjected to U.S. federal income tax. To the extent future distributions from these subsidiaries will be taxable, a deferred tax liability has been accrued which was not material as of December 31, 2021. As of December 31, 2021, $427 million of Tripadvisor’s cumulative undistributed foreign earnings were no longer considered to be indefinitely reinvested.

At December 31, 2021, the Company has a deferred tax asset of $218 million for federal, state, and foreign NOLs, interest expense carryforwards and tax credit carryforwards.  Of this amount, $185 million is recorded at Tripadvisor. If not utilized to reduce income tax liabilities at Tripadvisor in future periods, $21 million of these loss carryforwards and tax credits will begin to expire in 2022. The remaining $164 million of NOLs, interest expense carryforwards and tax credits recorded at Tripadvisor may be carried forward indefinitely. The remaining deferred tax asset of $33 million relates to federal and state NOL carryforwards and interest expense carryforwards recorded at TripCo. If not utilized to reduce income tax liabilities at TripCo in future periods, $17 million of these NOL carryforwards will expire at various times between 2023 and 2037.  The remaining $16 million of NOLs and interest expense carryforwards may be carried forward indefinitely. A portion of TripCo’s net operating loss carryforwards are subject to certain limitations and may not be currently utilized. These carryforwards recorded at Tripadvisor and TripCo are expected to be utilized prior to expiration, except for $146 million of NOLs, interest expense carryforwards, and tax credit carryforwards, which based on current projections may expire unused.

LIBERTY TRIPADVISOR HOLDINGS, INC.

Notes to Consolidated Financial Statements (Continued)

December 31, 2021, 2020 and 2019

A reconciliation of unrecognized tax benefits is as follows (amounts in millions):

	Years ended December 31,
	2021	2020	2019
Balance at beginning of year	$144	140	136
Additions based on tax positions related to the current year	5	3	11
Additions for tax positions of prior years	1	1	1
Reductions for tax positions of prior years	—	—	(8)
Settlements with tax authorities	(6)	—	—
Balance at end of year	$144	144	140

As of December 31, 2021, 2020 and 2019, the Company had recorded tax reserves of $144 million, $144 million and $140 million, respectively, related to unrecognized tax benefits for uncertain tax positions, which are classified as long-term and included in other long-term liabilities on the consolidated balance sheets. If the unrecognized tax benefits were to be recognized for financial statement purposes, approximately $72 million, $74 million and $82 million for the years ended December 31, 2021, 2020 and 2019, respectively, would be reflected in the Company’s tax expense and affect its effective tax rate. The Company’s estimate of its unrecognized tax benefits related to uncertain tax positions requires a high degree of judgment. The Company does not anticipate any material changes in the next year.

As of December 31, 2021 and 2020, the Company had recorded approximately $39 million and $35 million, respectively, of accrued interest and penalties related to uncertain tax positions.

As of December 31, 2021, TripCo’s tax years prior to 2018 are closed for federal income tax purposes, and the IRS has completed its examination of TripCo’s 2017 and 2018 tax years. Because TripCo’s ownership of Tripadvisor is less than the required 80%, Tripadvisor does not consolidate with TripCo for federal income tax purposes.

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

Tripadvisor is undergoing an audit by the IRS for the short-period 2011, 2012-2016, and 2018 tax years. Various states are currently examining Tripadvisor’s prior years’ state income tax returns. Tripadvisor is no longer subject to tax examinations by tax authorities for years prior to 2009. As of December 31, 2021, no material assessments have resulted, except as noted below.

In January 2017 and April 2019, as part of Expedia’s IRS audit, Tripadvisor received Notices of Proposed Adjustment from the IRS for the 2009, 2010 and 2011 tax years. Subsequently, in September 2019, as part of Tripadvisor’s standalone audit, Tripadvisor received Notices of Proposed Adjustment from the IRS for the 2012 and 2013 tax years, and in August 2020, Tripadvisor received Notices of Proposed Adjustment from the IRS for the 2014, 2015 and 2016 tax years.  These proposed adjustments are related to certain transfer pricing arrangements with Tripadvisor’s foreign subsidiaries, and would result in an increase to Tripadvisor’s worldwide income tax expense in an estimated range of $95 million to

LIBERTY TRIPADVISOR HOLDINGS, INC.

Notes to Consolidated Financial Statements (Continued)

December 31, 2021, 2020 and 2019

$105 million at the close of the audit if the IRS prevails, which includes $20 million to $30 million related to the 2009 through 2011 pre Expedia spin-off tax years. The estimated range takes in consideration competent authority relief and transition tax regulations, and is exclusive of deferred tax consequences and interest expense, which would be significant. Tripadvisor disagrees with the proposed adjustments and intends to defend its position through applicable administrative and, if necessary, judicial remedies. Tripadvisor’s policy is to review and update tax reserves as facts and circumstances change. Based on Tripadvisor’s interpretation of the regulations and available case law, it believes the position taken with regard to transfer pricing with its foreign subsidiaries is sustainable.  In addition to the risk of additional tax for 2009 through 2016 years, Tripadvisor would be subject to significant additional tax liabilities. Tripadvisor has requested competent authority assistance under Mutual Agreement Procedure for tax years 2009 through 2016. Tripadvisor expects the competent authorities to present a resolution for the 2009 through 2011 tax years in the near future.  Upon receipt, Tripadvisor will assess the resolution provided by the competent authorities as well as its impact on its existing income tax reserves for all open subsequent years.

In January 2021, Tripadvisor received an issue closure notice relating to adjustments for 2012 through 2016 tax years from HM Revenue & Customs (“HMRC”) in the U.K. These proposed adjustments are related to certain transfer pricing arrangements with Tripadvisor’s foreign subsidiaries and would result in an increase to its worldwide income tax expense in an estimated range of $45 million to $55 million, exclusive of interest expense, at the close of the audit if HMRC prevails. Tripadvisor disagrees with the proposed adjustments and intends to defend its position through applicable administrative and, if necessary, judicial remedies. Tripadvisor’s policy is to review and update tax reserves as facts and circumstances change. Based on its interpretation of the regulations and available case law, Tripadvisor believes the position it has taken with regard to transfer pricing with its foreign subsidiaries is sustainable.

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

On March 22, 2021, TripCo and Certares entered into a stock repurchase agreement (the “Repurchase Agreement”). Pursuant to the Repurchase Agreement, on March 29, 2021, TripCo repurchased 126,921 shares of Series A Preferred Stock, and on April 6, 2021, TripCo purchased an additional 10,665 shares of Series A Preferred Stock from Certares. The aggregate consideration for the Series A Preferred Stock consisted of a combination of (i) approximately $281 million in cash from a portion of the net proceeds of the Debentures (as discussed in note 7), $252 million of which was paid on March 29, 2021 and $29 million of which was paid on April 6, 2021, and (ii) approximately $92 million aggregate value of TRIP common stock, owned by TripCo, consisting of 1,713,859 shares (a non-cash transaction).  The price per share of Series A Preferred Stock was determined by multiplying (a) $1,000 by (b) an accretion factor with respect to the TRIP common stock (determined based on the Accretion Factor formula set forth in the Certificate of Designations of the Series A Preferred Stock as modified to use the closing price of a share of TRIP common stock on the date of the pricing of the Debentures instead of using the Reference Stock VWAP (as defined in the Certificate of Designations of the Series A Preferred Stock (the “Certificate of Designations”))).  Following both closings under the Repurchase Agreement, TripCo repurchased a total of 137,586 shares of Series A Preferred Stock from Certares, representing 42% of the Series A Preferred Stock originally held by Certares, for an aggregate value of approximately $373 million.

LIBERTY TRIPADVISOR HOLDINGS, INC.

Notes to Consolidated Financial Statements (Continued)

December 31, 2021, 2020 and 2019

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

Redemption

The Company is required to redeem for cash shares of Series A Preferred Stock on the earlier of (i) the first business day after the fifth anniversary of March 26, 2020, or (ii) subject to certain exceptions, a change in control of TripCo. The “Redemption Price” in a mandatory redemption will equal the greater of (i) the sum of the liquidation value on the redemption date, plus all unpaid dividends accrued since the last dividend date, and (ii) the product of the (x) initial liquidation value, multiplied by (y) an accretion factor (determined based on a formula set forth in the Certificate of Designations for the Series A Preferred Stock) with respect to the TRIP common stock, less (z) the aggregate amount of all dividends paid in cash or shares of Eligible Common Stock from March 26, 2020 through the applicable redemption date.

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

LIBERTY TRIPADVISOR HOLDINGS, INC.

Notes to Consolidated Financial Statements (Continued)

December 31, 2021, 2020 and 2019

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

Recognition

Prior to the partial redemption, as the Series A Preferred Stock was redeemable and the redemption triggers were outside of TripCo’s control, the Company was required to classify the shares outside of permanent equity.  The Company calculated the carrying value of the Series A Preferred Stock pursuant to the Redemption Price calculation, and any changes in the carrying value of the Series A Preferred Stock were recorded directly to retained earnings. Immediately prior to the partial redemption, the Company recognized a $410 million decrease to retained earnings related to the value of the Series A Preferred Stock. As a result of the Repurchase Agreement, the Series A Preferred Stock may no longer be settled in shares of TripCo or TRIP common stock and the Purchaser no longer has the ability to participate on the TripCo board purely through ownership of Series A Preferred Stock. Following an evaluation of the accounting impact of these changes, we concluded the Series A Preferred Stock is a debt host with an equity-indexed derivative that is required to be bifurcated. Accordingly, the Series A Preferred Stock was required to be measured at fair value, through retained earnings, in connection with the reclassification from temporary equity to a liability.  The fair value of the Series A Preferred Stock was estimated to be $40 million lower than its redemption value and such amount was recorded as an increase to retained earnings. The debt host component is included in the preferred stock liability on the consolidated balance sheet and will be accreted through interest expense to the amount to be paid upon settlement. The Preferred Stock Derivative is included in financial instrument liabilities at fair value in the consolidated balance sheet.

(11) Stockholders’ Equity

Preferred Stock

TripCo’s preferred stock is issuable, from time to time, with such powers, designations, preferences and relative, participating, optional or other rights and qualifications, limitations or restrictions therefor, as shall be stated and expressed in a resolution or resolutions providing for the issue of such preferred stock adopted by TripCo’s Board of Directors. See note 10 for a description of TripCo’s Series A Preferred Stock.

Common Stock

Series A common stock entitles the holders to one vote per share, Series B common stock entitles the holders to ten votes per share and Series C common stock, except as otherwise required by applicable law, entitles the holder to no voting rights.  All series of TripCo common stock participate on an equal basis with respect to dividends and distributions.

LIBERTY TRIPADVISOR HOLDINGS, INC.

Notes to Consolidated Financial Statements (Continued)

December 31, 2021, 2020 and 2019

Subsidiary Purchases of Common Stock

During the years ended December 31, 2020 and 2019, Tripadvisor repurchased 4,707,450 and 2,059,846 shares, respectively, of its outstanding common stock for $115 million and $60 million in the aggregate, respectively. There were no repurchases during 2021. As of December 31, 2021, Tripadvisor had approximately $75 million remaining available to repurchase shares of its common stock under its share repurchase program, which does not have an expiration date but may be suspended or terminated by Tripadvisor’s Board of Directors at any time. The terms of the Credit Agreement currently limit Tripadvisor from engaging in share repurchases during the Leverage Covenant Holiday and the terms of its Indenture impose certain limitations and restrictions on share repurchases. Refer to note 7 for further information about the Credit Agreement and the Indenture.

Subsidiary Dividends

On November 1, 2019, Tripadvisor’s Board of Directors declared a special cash dividend of $3.50 per share, or approximately $488 million in the aggregate. The dividend was payable on December 4, 2019 to stockholders of record on November 20, 2019. TripCo’s share of the dividend was $108 million based on our ownership in Tripadvisor. During the years ended December 31, 2021 and 2020, Tripadvisor’s Board of Directors did not declare any dividends on its common stock.

Any determination by Tripadvisor to pay dividends in the future will be at the discretion of Tripadvisor’s Board of Directors and will depend on its results of operations, earnings, capital requirements, financial condition, future prospects, contractual restrictions and other factors deemed relevant by Tripadvisor’s Board of Directors. Tripadvisor’s ability to pay dividends is also limited by the terms of the Credit Agreement during the Leverage Covenant Holiday and the 2025 Indenture. In connection with the declaration of such dividends, Tripadvisor’s non-vested restricted stock units were entitled to dividend equivalents, which will be payable to the holder subject to, and only upon vesting of, the underlying awards.

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

TripCo – Grants

During the years ended December 31, 2020 and 2019, TripCo granted 573 thousand and 27 thousand options, respectively, to purchase shares of Series B TripCo common stock to our CEO. Such options had a GDFV of $2.41 per share and $6.41 per share, respectively, at the time they were granted. The 2020 options vested immediately upon grant, and the 2019 options vested on December 31, 2019.  During the years ended December 31, 2021, 2020 and 2019, TripCo

LIBERTY TRIPADVISOR HOLDINGS, INC.

Notes to Consolidated Financial Statements (Continued)

December 31, 2021, 2020 and 2019

granted 154 thousand, 242 thousand and 35 thousand performance-based RSUs, respectively, of Series B TripCo common stock to our CEO. The performance-based RSUs had a GDFV of $7.07, $3.08 and $14.17 per share, respectively, at the time they were granted. The performance-based RSUs cliff vest one year from the month of grant, subject to the satisfaction of certain performance objectives. Performance objectives, which are subjective, are considered in determining the timing and amount of the compensation expense recognized. When the satisfaction of the performance objectives becomes probable, the Company records compensation expense. The probability of satisfying the performance objectives is assessed at the end of each reporting period.

During the year ended December 31, 2020, TripCo granted 30 thousand time-based RSUs of Series B TripCo common stock to our CEO which had a GDFV of $4.76 per share and cliff vested on December 10, 2020.  This RSU grant was issued in lieu of our CEO receiving 50% of his remaining base salary for the last three quarters of calendar year 2020, and he waived his right to receive the other 50%, in each case, in light of the ongoing financial impact of COVID-19.  In addition, during the years ended December 31, 2020 and 2019, TripCo granted 1 million and 320 thousand time-based RSUs, respectively, of Series B TripCo common stock to our CEO. These time-based RSUs had a GDFV of $4.53 per share and $7.23 per share, respectively, at the time they were granted.  These time-based RSUs cliff vest on December 7, 2024 and December 15, 2023, respectively, and represent two upfront grants related to the CEO’s employment agreement.  See discussion in note 1 regarding the compensation agreement with TripCo’s CEO.

During the years ended December 31, 2021, 2020 and 2019, TripCo granted to its employees 47 thousand, 499 thousand and 73 thousand options, respectively, to purchase shares of Series A TripCo common stock.  Such options had a weighted average GDFV of $3.25, $2.58 and $3.53 per share, respectively, and vest between two and five years.

During the years ended December 31, 2021, 2020 and 2019, TripCo granted 26 thousand, 148 thousand and 79 thousand options, respectively, to purchase shares of Series A TripCo common stock to its non-employee directors.  Such options had a weighted average GDFV of $2.90, $2.76 and $3.42 per share, respectively, and generally cliff vest over a one year vesting period.  Also during the years ended December 31, 2021, 2020 and 2019, TripCo granted 154 thousand, 196 thousand and 22 thousand time-based RSUs, respectively, of Series A TripCo common stock to its non-employee directors which had a weighted average GDFV of $2.53, $3.92 and $7.26 per share, respectively, and generally cliff vest over a one year vesting period.

There were no exercises, forfeitures or cancellations of Series B TripCo common stock during the year ended December 31, 2021.

The Company has calculated the GDFV for all of its equity classified awards and any subsequent re-measurement of its liability classified awards using the Black-Scholes-Merton Model.  The Company estimates the expected term of the Awards based on historical exercise and forfeiture data.  For grants made in 2021, 2020 and 2019, the range of expected terms was 4.8 years to 6.3 years.  The volatility used in the calculation for Awards is based on the historical volatility of TripCo common stock.  For grants made in 2021, 2020 and 2019, the range of volatilities was 49.5% to 86.8%.  The Company uses a zero dividend rate and the risk-free rate for Treasury Bonds with a term similar to that of the subject options.

LIBERTY TRIPADVISOR HOLDINGS, INC.

Notes to Consolidated Financial Statements (Continued)

December 31, 2021, 2020 and 2019

TripCo - Outstanding Awards

The following tables present the number and weighted average exercise price (“WAEP”) of Awards to purchase TripCo common stock granted to certain officers, employees and directors of the Company, as well as the weighted average remaining life and aggregate intrinsic value of the Awards.

			Weighted
			average
			remaining	Aggregate
			contractual	intrinsic
	Series A	WAEP	life	value
	in thousands		in years	in millions
Outstanding at January 1, 2021	1,086	$7.78
Granted	72	$4.82
Exercised	—	$—
Forfeited/Cancelled	(29)	$23.22
Outstanding at December 31, 2021	1,129	$7.20	5.1	$—
Exercisable at December 31, 2021	512	$10.47	4.2	$—

Weighted
average
			remaining	Aggregate
			contractual	intrinsic
	Series B	WAEP	life	value
	in thousands		in years	in millions
Outstanding at January 1, 2021	2,397	$21.93
Granted	—	$—
Exercised	—	$—
Forfeited/Cancelled	—	$—
Outstanding at December 31, 2021	2,397	$21.93	3.7	$8
Exercisable at December 31, 2021	2,397	$21.93	3.7	$8

As of December 31, 2021, the total unrecognized compensation cost related to unvested equity Awards was $5.9 million. Such amount will be recognized in the Company’s statements of operations over a weighted average period of approximately two years.

As of December 31, 2021, TripCo reserved 3.5 million shares of Series A and Series B TripCo common stock for issuance under exercise privileges of outstanding stock Awards.

TripCo - Exercises

No TripCo options were exercised in 2021, 2020 or 2019.

LIBERTY TRIPADVISOR HOLDINGS, INC.

Notes to Consolidated Financial Statements (Continued)

December 31, 2021, 2020 and 2019

TripCo — Restricted Stock and Restricted Stock Units

The aggregate fair value of all restricted stock and restricted stock units of TripCo common stock that vested during the years ended December 31, 2021, 2020 and 2019 was $2.8 million, $554 thousand and $159 thousand, respectively.

As of December 31, 2021, TripCo had approximately 1.7 million unvested restricted stock and RSUs of Series A and Series B TripCo common stock held by certain directors, officers and employees of the Company with a weighted average GDFV of $5.21 per share.

Tripadvisor Equity Grant Awards

On June 21, 2018, Tripadvisor’s stockholders approved the 2018 Stock and Annual Incentive Plan (the “2018 Plan”) primarily for the purpose of providing sufficient reserves of shares of Tripadvisor’s common stock to ensure its ability to continue to provide new hires, employees and management with equity incentives. The number of shares reserved and available for issuance under the 2018 Plan is 6,000,000 plus the number of shares available for issuance (and not subject to outstanding awards) under the Amended and Restated 2011 Stock and Annual Incentive Plan (the “2011 Plan”), as of the effective date of the 2018 Plan and no additional awards will be granted under the 2011 Plan.  The 2018 Plan provides for the grant of stock options, stock appreciation rights, restricted stock, RSUs, and other stock-based awards to Tripadvisor’s directors, officers, employees and consultants. On June 8, 2021, Tripadvisor stockholders approved an amendment to the 2018 Plan to, among other things, increase the aggregate number of shares reserved and available for issuance under the 2018 Plan by 10,000,000 shares. The purpose of this amendment was to provide sufficient reserves of shares of Tripadvisor common stock to ensure its ability to continue to provide new hires, employees and management with equity incentives.

Grants were valued using a volatility of 49.6% and the applicable risk free rate for an expected term of 5.5 years for the year ended December 31, 2021, volatility of 43.4% and the applicable risk free rate for an expected term of 5.3 years for the year ended December 31, 2020 and a volatility of 42.1% and the applicable risk free rate for an expected term of 5.2 years for the year ended December 31, 2019.

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

December 31, 2021, 2020 and 2019

The following table presents the number, WAEP and aggregate intrinsic value of stock options to purchase Tripadvisor common stock granted under their 2011 Plan and 2018 Plan:

			Weighted
			Average
			Remaining	Aggregate
	Number of		Contractual	Intrinsic
	Options	WAEP	Life	Value
	in thousands		in years	in millions
Outstanding at January 1, 2021	5,615	$46.31
Granted	1,002	$41.12
Exercised	(705)	$33.97
Cancelled or expired	(241)	$43.97
Outstanding at December 31, 2021	5,671	$47.03	4.8	$1
Exercisable at December 31, 2021	3,878	$51.06	3.6	$1

The weighted average GDFV of service based stock options under their 2011 Plan and 2018 Plan was $18.40 for the year ended December 31, 2021. These stock options generally have a term of ten years from the date of grant and typically vest equally over a four year requisite service period. As of December 31, 2021, the total number of shares reserved for future stock-based awards under the 2018 Plan was approximately 17 million shares. Tripadvisor related stock-based compensation for the year ended December 31, 2021 was approximately $120 million. As of December 31, 2021, the total unrecognized compensation cost related to unvested Tripadvisor stock options was approximately $17 million and will be recognized over a weighted average period of approximately 2.3 years.

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

During the year ended December 31, 2021, Tripadvisor granted approximately 4 million units, vested and released approximately 5 million units, and had cancellations of approximately 1 million units, which included primarily

LIBERTY TRIPADVISOR HOLDINGS, INC.

Notes to Consolidated Financial Statements (Continued)

December 31, 2021, 2020 and 2019

service-based RSUs and market-based MSUs under the 2018 Plan. The RSUs’ fair value was measured based on the quoted price of Tripadvisor common stock at the date of grant. The weighted average GDFV for RSUs and MSUs granted, vested and released, and cancelled during 2021 was $40.17 per share, $31.26 per share, and $38.32 per share, respectively. As of December 31, 2021, the total unrecognized compensation cost related to 6 million unvested Tripadvisor RSUs and MSUs outstanding was approximately $141 million which will be recognized over the remaining vesting term of approximately 2.6 years.

(13) Employee Benefit Plans

Tripadvisor sponsors a 401(k) plan and makes matching contributions to the plans based on a percentage of the amount contributed by employees. Employer cash contributions related to Tripadvisor were $10 million, $11 million and $14 million for the years ended December 31, 2021, 2020 and 2019, respectively.

(14) Commitments and Contingencies

Off-Balance Sheet Arrangements

TripCo did not have any other off-balance sheet arrangements that have, or are reasonably likely to have, a current or future effect on the Company’s financial condition, results of operations, liquidity, capital expenditures or capital resources.

Litigation

In the ordinary course of business, the Company and its subsidiaries are parties to legal proceedings and claims arising out of our operations. These matters may relate to claims involving patent and intellectual property rights (including privacy, alleged infringement of third-party intellectual property rights), tax matters (including value-added, excise, transient occupancy and accommodation taxes), regulatory compliance (including competition and consumer matters), defamation and other claims. Although it is reasonably possible that the Company may incur losses upon conclusion of such matters, an estimate of any loss or range of loss cannot be made. In the opinion of management, it is expected that amounts, if any, which may be required to satisfy such contingencies will not be material in relation to the accompanying consolidated financial statements.

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

December 31, 2021, 2020 and 2019

TripCo evaluates performance and makes decisions about allocating resources to its operating segments based on financial measures such as revenue, Adjusted OIBDA, gross margin, and revenue or sales per customer equivalent. In addition, TripCo reviews nonfinancial measures such as unique website visitors, conversion rates and active customers, as appropriate.

We have identified the following as reportable segments:

●	Hotels, Media & Platform – includes the following revenue sources: (1) Tripadvisor-branded hotels revenue – primarily consisting of hotel auction revenue, CPA revenue, subscription-based advertising and hotel sponsored placements revenue; and (2) Tripadvisor-branded display and platform revenue – consisting of display-based advertising revenue. All direct general and administrative costs are included in the applicable business, however, all corporate general and administrative costs are included in the Hotels, Media & Platform reportable segment. In addition, the Hotels, Media & Platform reportable segment includes all Tripadvisor-related brand advertising expenses (primarily television advertising), technical infrastructure and other costs supporting the Tripadvisor platform.
●	Experiences & Dining – Tripadvisor provides information and services that allow travelers to research and book tours, activities and attractions in popular travel destinations in its Viator online marketplace. Tripadvisor generates commissions for each booking transaction it facilitates through its online reservation system. Tripadvisor also provides information and services for consumers to research and book restaurant reservations in popular travel destinations through its dedicated online restaurant reservations offering, TheFork, and on Tripadvisor-branded websites and mobile apps.

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

Revenue and Adjusted OIBDA are summarized as follows:

LIBERTY TRIPADVISOR HOLDINGS, INC.

Notes to Consolidated Financial Statements (Continued)

December 31, 2021, 2020 and 2019

	Years ended December 31,
	2021		2020		2019
		Adjusted		Adjusted		Adjusted
	Revenue	OIBDA	Revenue	OIBDA	Revenue	OIBDA

	amounts in millions
Hotels, Media & Platform	$549	111	361	13	939	378
Experiences & Dining	307	(36)	186	(79)	456	5
Corporate and other	46	15	57	5	165	47
Consolidated TripCo	$902	90	604	(61)	1,560	430

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

	December 31,
	2021	2020	2019

	amounts in millions
United States	$526	302	821
United Kingdom	259	169	466
Other countries	117	133	273
Consolidated TripCo	$902	604	1,560

Long-lived Assets by Geographic Area

	December 31,
	2021	2020

	amounts in millions
United States	$108	118
Other countries	10	14
Consolidated TripCo	$118	132

LIBERTY TRIPADVISOR HOLDINGS, INC.

Notes to Consolidated Financial Statements (Continued)

December 31, 2021, 2020 and 2019

The following table provides a reconciliation of Adjusted OIBDA to operating income and earnings (loss) before income taxes:

	Years ended December 31,
	2021	2020	2019

	amounts in millions
Adjusted OIBDA	$90	(61)	430
Stock-based compensation	(125)	(112)	(131)
Depreciation and amortization	(150)	(168)	(169)
Impairment of goodwill and intangible assets	—	(550)	(288)
Restructuring and related reorganization costs	—	(41)	(1)
Operating income (loss)	(185)	(932)	(159)
Interest expense	(60)	(41)	(22)
Realized and unrealized gains (losses) on financial instruments, net	251	(19)	36
Other, net	(11)	(22)	13
Earnings (loss) before income taxes	$(5)	(1,014)	(132)

PART III

The following required information is incorporated by reference to our definitive proxy statement for our 2022 Annual Meeting of Stockholders presently scheduled to be held in the second quarter of 2022:

Item 10.	Directors, Executive Officers and Corporate Governance
Item 11.	Executive Compensation
Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
Item 13.	Certain Relationships and Related Transactions, and Director Independence
Item 14.	Principal Accountant Fees and Services

We expect to file our definitive proxy statement for our 2022 Annual Meeting of Shareholders with the Securities and Exchange Commission on or before May 2, 2022.

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

3.4

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

4.6

Description of the Registrant’s Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934 (incorporated by reference to Exhibit 4.3 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2019 filed with the Securities and Exchange Commission on February 19, 2020 (File. No. 001-36603) (the “2019 Form 10-K”)).

4.7	The registrant undertakes to furnish to the Securities and Exchange Commission, upon request, a copy of all instruments with respect to long-term debt not filed herewith.
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

10.5

Governance Agreement, by and among Tripadvisor, Inc. Liberty Interactive Corporation and Barry Diller, dated as of December 20, 2011 (incorporated by reference to Exhibit 99.2 to Qurate Retail, Inc.’s Schedule 13D in respect of common stock of Tripadvisor, Inc., filed with the Securities and Exchange Commission on December 30, 2011 (File No. 005-86536)).

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

10.25+

Form of Annual Option Award Agreement between the Registrant and Gregory B. Maffei under the Liberty TripAdvisor Holdings, Inc. 2019 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on December 19, 2019 (File No. 001-36603) (the “December 2019 8-K”)).

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
10.30+

Form of Nonqualified Stock Option Agreement under the Liberty TripAdvisor Holdings, Inc. 2019 Omnibus Incentive Plan, as amended from time to time, for certain officers (incorporated by reference to Exhibit 10.30 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2020 filed with the Securities and Exchange Commission on February 19, 2021 (File No. 001-36603) (the “2020 Form 10-K”)).

10.31+

Form of Nonqualified Stock Option Agreement under the Liberty TripAdvisor Holdings, Inc. 2019 Omnibus Incentive Plan, as amended from time to time, for Nonemployee Directors (incorporated by reference to Exhibit 10.31 to the 2020 Form 10-K).

10.32+

Form of Restricted Stock Units Agreement under the Liberty TripAdvisor Holdings, Inc. 2019 Omnibus Incentive Plan, as amended from time to time, for Nonemployee Directors (incorporated by reference to Exhibit 10.32 to the 2020 Form 10-K).

10.33+

Form of Performance-Based Restricted Stock Units Agreement under the Liberty TripAdvisor Holdings, Inc. 2019 Omnibus Incentive Plan, as amended from time to time, for certain officers (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2021 filed with the Securities and Exchange Commission on May 7, 2021 (File No. 001-36603)).

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

LIBERTY TRIPADVISOR HOLDINGS, INC.

Date: February 18, 2022	By:	/s/ GREGORY B. MAFFEI
Gregory B. Maffei Chairman, President and Chief Executive Officer

Date: February 18, 2022	By:	/s/ BRIAN J. WENDLING
Brian J. Wendling Senior Vice President and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

Signature	Title	Date

/s/Gregory B. Maffei	Chairman of the Board, President and	February 18, 2022
Gregory B. Maffei	Chief Executive Officer

/s/Brian J. Wendling	Senior Vice President and Chief Financial Officer	February 18, 2022
Brian J. Wendling	(Principal Financial Officer and Principal Accounting Officer)

/s/ Christy Haubegger	Director	February 18, 2022
Christy Haubegger

/s/Michael J. Malone	Director	February 18, 2022
Michael J. Malone

/s/Chris Mueller	Director	February 18, 2022
Chris Mueller

/s/ M. Gregory O’Hara	Director	February 18, 2022
M. Gregory O’Hara

/s/Larry E. Romrell	Director	February 18, 2022
Larry E. Romrell

/s/Albert E. Rosenthaler	Director	February 18, 2022
Albert E. Rosenthaler

/s/J. David Wargo	Director	February 18, 2022
J. David Wargo