Form 10-Q
period 2022-03-31
Liberty TripAdvisor Holdings, Inc.
filed 2022-05-04
CIK 1606745

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2022

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

Indicate by check mark whether the registrant is a shell company as defined in Rule 12b-2 of the Exchange Act. Yes ☐  No ☒

The number of outstanding shares of Liberty TripAdvisor Holdings, Inc. common stock as of April 30, 2022 was:

	Series A	Series B
Liberty TripAdvisor Holdings, Inc. common stock	72,487,203	3,370,368

Part I – Financial Information

LIBERTY TRIPADVISOR HOLDINGS, INC.

Condensed Consolidated Balance Sheets

(unaudited)

	March 31,	December 31,
	2022	2021

	amounts in millions
Assets
Current assets:
Cash and cash equivalents	$817	760
Accounts receivable and contract assets, net of allowance for credit losses of $29 million and $28 million, respectively	180	142
Income taxes receivable	47	48
Other current assets	32	26
Total current assets	1,076	976
Property and equipment, net	114	118
Intangible assets not subject to amortization:
Goodwill	2,216	2,220
Trademarks	729	730
	2,945	2,950
Intangible assets subject to amortization, net	127	133
Other assets, at cost, net of accumulated amortization	192	199
Total assets	$4,454	4,376

(continued)

See accompanying notes to condensed consolidated financial statements.

LIBERTY TRIPADVISOR HOLDINGS, INC.

Condensed Consolidated Balance Sheets (Continued)

(unaudited)

	March 31,	December 31,
	2022	2021

	amounts in millions
Liabilities and Equity
Current liabilities:
Deferred merchant and other payables	$209	140
Deferred revenue	59	36
Current portion of debt (note 5)	41	—
Accrued liabilities and other current liabilities	208	180
Total current liabilities	517	356
Long-term debt, including $272 million and $268 million measured at fair value as of March 31, 2022 and December 31, 2021, respectively (note 5)	1,106	1,143
Deferred income tax liabilities	143	144
Financial instrument liabilities (note 4)	79	85
Series A Preferred Stock liability (note 6)	216	212
Other liabilities	303	309
Total liabilities	2,364	2,249
Equity:
Series A common stock, $.01 par value. Authorized 200,000,000 shares; issued and outstanding 72,487,203 shares at March 31, 2022 and 72,447,462 at December 31, 2021	1	1
Series B common stock, $.01 par value. Authorized shares 7,500,000; issued and outstanding 3,370,368 shares at March 31, 2022 and 3,216,047 at December 31, 2021	—	—
Series C common stock, $.01 par value. Authorized 200,000,000 shares; no shares issued.	—	—
Additional paid-in capital	284	288
Accumulated other comprehensive earnings (loss), net of taxes	(18)	(21)
Retained earnings (deficit)	(496)	(469)
Total stockholders' equity	(229)	(201)
Noncontrolling interests in equity of subsidiaries	2,319	2,328
Total equity	2,090	2,127
Commitments and contingencies (note 8)
Total liabilities and equity	$4,454	4,376

See accompanying notes to condensed consolidated financial statements.

LIBERTY TRIPADVISOR HOLDINGS, INC.

Condensed Consolidated Statements of Operations

(unaudited)

	Three months ended
	March 31,
	2022	2021

	amounts in millions, except
	per share amounts
Total revenue, net	$262	123
Operating costs and expenses:
Operating expense, including stock-based compensation (note 2)	76	67
Selling, general and administrative, including stock-based compensation (note 2)	183	115
Depreciation and amortization	25	38
	284	220
Operating income (loss)	(22)	(97)
Other income (expense):
Interest expense	(17)	(11)
Realized and unrealized gains (losses) on financial instruments, net	(12)	(65)
Other, net	(1)	(2)
	(30)	(78)
Earnings (loss) before income taxes	(52)	(175)
Income tax (expense) benefit	(1)	17
Net earnings (loss)	(53)	(158)
Less net earnings (loss) attributable to noncontrolling interests	(26)	(68)
Net earnings (loss) attributable to Liberty TripAdvisor Holdings, Inc. shareholders	$(27)	(90)

Net earnings (loss) available to common shareholders (note 3)	$(27)	(460)

Basic net earnings (loss) attributable to Series A and Series B Liberty TripAdvisor Holdings, Inc. shareholders per common share (note 3):	$(0.36)	(6.13)
Diluted net earnings (loss) attributable to Series A and Series B Liberty TripAdvisor Holdings, Inc. shareholders per common share (note 3):	$(0.36)	(6.13)

See accompanying notes to condensed consolidated financial statements.

LIBERTY TRIPADVISOR HOLDINGS, INC.

Condensed Consolidated Statements of Comprehensive Earnings (Loss)

(unaudited)

	Three months ended
	March 31,
	2022	2021

	amounts in millions
Net earnings (loss)	$(53)	(158)
Other comprehensive earnings (loss), net of taxes:
Foreign currency translation adjustments	(5)	(12)
Credit risk on fair value debt instruments gains (losses)	4	4
Other comprehensive earnings (loss)	(1)	(8)
Comprehensive earnings (loss)	(54)	(166)
Less comprehensive earnings (loss) attributable to the noncontrolling interests	(30)	(78)
Comprehensive earnings (loss) attributable to Liberty TripAdvisor Holdings, Inc. shareholders	$(24)	(88)

See accompanying notes to condensed consolidated financial statements.

LIBERTY TRIPADVISOR HOLDINGS, INC.

Condensed Consolidated Statements of Cash Flows

(unaudited)

	Three months ended
	March 31,
	2022	2021

	amounts in millions
Cash flows from operating activities:
Net earnings (loss)	$(53)	(158)
Adjustments to reconcile net earnings (loss) to net cash provided by operating activities
Depreciation and amortization	25	38
Stock-based compensation	22	30
Realized and unrealized (gains) losses on financial instruments, net	12	65
Deferred income tax expense (benefit)	(1)	(24)
Other charges (credits), net	9	(5)
Changes in operating assets and liabilities
Current and other assets	(39)	(3)
Payables and other liabilities	110	37
Net cash provided (used) by operating activities	85	(20)
Cash flows from investing activities:
Capital expended for property and equipment, including capitalized website development	(14)	(10)
Net cash provided (used) by investing activities	(14)	(10)
Cash flows from financing activities:
Borrowings of debt	—	645
Repurchase of Series A Preferred Stock	—	(252)
Payment of withholding taxes on net share settlements of equity awards	(8)	(23)
Subsidiary purchase of capped calls	—	(35)
Other financing activities, net	(2)	(6)
Net cash provided (used) by financing activities	(10)	329
Effect of foreign currency exchange rates on cash, cash equivalents and restricted cash	(4)	(2)
Net increase (decrease) in cash, cash equivalents and restricted cash	57	297
Cash, cash equivalents and restricted cash at beginning of period	760	423
Cash, cash equivalents and restricted cash at end of period	$817	720

See accompanying notes to condensed consolidated financial statements.

LIBERTY TRIPADVISOR HOLDINGS, INC.

Condensed Consolidated Statements of Equity

(unaudited)

	Stockholders' equity

					Accumulated		Noncontrolling
				Additional	other		interest in
	Common Stock			paid-in	comprehensive	Retained	equity of	Total
	Series A	Series B	Series C	capital	earnings (loss)	earnings (deficit)	subsidiaries	equity

	amounts in millions
Balance at January 1, 2022	$1	—	—	288	(21)	(469)	2,328	2,127
Net earnings (loss)	—	—	—	—	—	(27)	(26)	(53)
Other comprehensive earnings (loss)	—	—	—	—	3	—	(4)	(1)
Stock-based compensation	—	—	—	6	—	—	19	25
Withholding taxes on net share settlements of stock-based compensation	—	—	—	(8)	—	—	—	(8)
Shares issued by subsidiary	—	—	—	(2)	—	—	2	—
Balance at March 31, 2022	$1	—	—	284	(18)	(496)	2,319	2,090

	Stockholders' equity

					Accumulated		Noncontrolling
				Additional	other		interest in
	Common Stock			paid-in	comprehensive	Retained	equity of	Total
	Series A	Series B	Series C	capital	earnings (loss)	earnings (deficit)	subsidiaries	equity

	amounts in millions
Balance at January 1, 2021	$1	—	—	257	(23)	(278)	2,350	2,307
Net earnings (loss)	—	—	—	—	—	(90)	(68)	(158)
Other comprehensive earnings (loss)	—	—	—	—	2	—	(10)	(8)
Stock-based compensation	—	—	—	9	—	—	25	34
Withholding taxes on net share settlements of stock-based compensation	—	—	—	(23)	—	—	—	(23)
Shares issued by subsidiary	—	—	—	(6)	—	—	13	7
Preferred stock adjustment (note 6)	—	—	—	—	—	(370)	—	(370)
Subsidiary purchase of capped calls, net of tax (note 5)	—	—	—	(6)	—	—	(20)	(26)
Preferred stock repurchased with subsidiary shares (note 6)	—	—	—	58	—	—	34	92
Balance at March 31, 2021	$1	—	—	289	(21)	(738)	2,324	1,855

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

The accompanying (a) condensed consolidated balance sheet as of December 31, 2021, which has been derived from audited financial statements, and (b) the interim unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X as promulgated by the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of the results for such periods have been included. Additionally, certain prior period amounts have been reclassified for comparability with the current period presentation. The results of operations for any interim period are not necessarily indicative of results for the full year. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes for the year ended December 31, 2021 as presented in the Company’s Annual Report on Form 10-K for the year ended December 31, 2021.

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

The timing of widespread vaccine distributions, efficacy against any future or existing variants (e.g. Delta and Omicron) of COVID-19, whether there will be resurgences of the virus and subsequent government restrictions, the extent and effectiveness of containment actions taken, and whether consumers’ demand for travel and hospitality services continue to be negatively impacted remains uncertain. Tripadvisor does not know the future path or potential rate of global or regional COVID-19 resurgences, including existing COVID-19 variants or future variants, if any, nor does it have visibility into when remaining or reinstated restrictions will be lifted, and where additional restrictions may be implemented or reinstated in the future due to resurgence of the virus. Correspondingly, Tripadvisor still does not have forward-looking visibility into the long-term impacts related to consumer demand for travel, usage patterns on its platform, and travel behavior patterns when all travel bans and other government restrictions and mandates are fully lifted.

Therefore, the continuing extent of the impact of the COVID-19 pandemic on Tripadvisor’s business, results of operations, liquidity and financial condition remains uncertain, and is dependent on future developments that cannot be accurately predicted at this time. Tripadvisor continues to believe the travel, leisure, hospitality, and restaurant industries (collectively, the “travel industry”), and Tripadvisor’s financial results, will continue to be adversely and materially affected if any new variants emerge and lingering travel bans and other government restrictions and mandates continue to remain in place or be reinstated, all of which negatively impact consumer demand, sentiment and discretionary spending patterns.

Consumers’ travel expenditures have historically followed a seasonal pattern. Correspondingly, travel partners’ advertising investments, and therefore Tripadvisor’s revenue and operating profits, have also historically followed a

LIBERTY TRIPADVISOR HOLDINGS, INC.

Notes to Condensed Consolidated Financial Statements

(unaudited)

seasonal pattern. Tripadvisor’s financial performance tends to be seasonally highest in the second and third quarters of a given year, which includes the seasonal peak in consumer demand, traveler hotel and rental stays, and travel activities and experiences taken, compared to the first and fourth quarters, which represent seasonal low points. During the first half of the year, experience and rentals bookings typically exceed the amount of completed experiences and rental stays, resulting in higher cash flow related to working capital, while during the second half of the year, particularly in the third quarter, this pattern reverses and cash flows from these transactions are typically negative.

Other factors may also impact typical seasonal fluctuations, which include further significant shifts in Tripadvisor’s business mix or adverse economic conditions that could result in future seasonal patterns that are different from historical trends. For example, although consumer travel demand generally remained materially lower than historic levels due to the impact of COVID-19 on Tripadvisor’s business, these trends improved during 2021, resulting in increased revenues, and working capital and operating cash flow more akin to typical historical seasonality trends, which has continued during the three months ended March 31, 2022. However, it is difficult to predict the seasonality for the upcoming quarters, given the sustained uncertainty related to the continued economic impact of the COVID-19 pandemic and/or potential resurgences, and the pace of continued recovery in Tripadvisor’s key markets.

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

TripCo has entered into certain agreements, including the services agreement, the facilities sharing agreement and the tax sharing agreement, with Qurate Retail, Inc. and/or Liberty Media Corporation (“Liberty Media”) (or certain of their subsidiaries).  Pursuant to the services agreement (except as described below in respect to Gregory B. Maffei), Liberty Media provides TripCo with general and administrative services including legal, tax, accounting, treasury and investor relations support. TripCo reimburses Liberty Media for direct, out-of-pocket expenses incurred by Liberty Media in providing these services and TripCo pays a services fee to Liberty Media under the services agreement that is subject to adjustment semi-annually, as necessary.

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

Under these agreements, approximately $1 million was reimbursable to Liberty Media for both of the three months ended March 31, 2022 and 2021.

(2) Stock-Based Compensation

TripCo Equity Awards

TripCo has granted to certain of its directors and employees restricted stock units (“RSUs”) and stock options to purchase shares of TripCo common stock (collectively, “Awards”). TripCo measures the cost of employee services

LIBERTY TRIPADVISOR HOLDINGS, INC.

Notes to Condensed Consolidated Financial Statements

(unaudited)

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

Included in the accompanying condensed consolidated statements of operations are the following amounts of stock-based compensation, the majority of which relates to Tripadvisor as discussed below:

	Three months ended
	March 31,
	2022	2021

	amounts in millions
Operating expense	$9	12
Selling, general and administrative expense	13	18
	$22	30

Stock-based compensation expense related to Tripadvisor was $22 million and $29 million for the three months ended March 31, 2022 and 2021, respectively.

TripCo - Outstanding Awards

The following tables present the number and weighted average exercise price (“WAEP”) of the Awards to purchase TripCo common stock granted to certain officers, employees and directors of the Company, as well as the weighted average remaining contractual life and aggregate intrinsic value of the Awards.

Weighted
average
			remaining	Aggregate
			contractual	intrinsic
	Series A	WAEP	life	value
	in thousands		in years	in millions
Outstanding at January 1, 2022	1,129	$7.20
Granted	—	$—
Exercised	—	$—
Forfeited/Cancelled	—	$—
Outstanding at March 31, 2022	1,129	$7.20	4.8	$—
Exercisable at March 31, 2022	512	$10.47	3.9	$—

LIBERTY TRIPADVISOR HOLDINGS, INC.

Notes to Condensed Consolidated Financial Statements

(unaudited)

Weighted
average
			remaining	Aggregate
			contractual	intrinsic
	Series B	WAEP	life	value
	in thousands		in years	in millions
Outstanding at January 1, 2022	2,397	$21.93
Granted	—	$—
Exercised	—	$—
Forfeited/Cancelled	—	$—
Outstanding at March 31, 2022	2,397	$21.93	3.5	$7
Exercisable at March 31, 2022	2,397	$21.93	3.5	$7

During the three months ended March 31, 2022, TripCo granted 367 thousand performance-based RSUs of Series B TripCo common stock to our CEO in connection with his employment agreement. The RSUs had a GDFV of $2.04 per share at the time they were granted.  The RSUs cliff vest one year from the month of grant, subject to the satisfaction of certain performance objectives. Performance objectives, which are subjective, are considered in determining the timing and amount of the compensation expense recognized. When the satisfaction of the performance objectives becomes probable, the Company records compensation expense. The probability of satisfying the performance objectives is assessed at the end of each reporting period.

As of March 31, 2022, the total unrecognized compensation cost related to unvested Awards was approximately $5.0 million. Such amount will be recognized in the Company's condensed consolidated statements of operations over a weighted average period of approximately 1.9 years.

As of March 31, 2022, TripCo reserved 3.5 million shares of Series A and Series B common stock for issuance under exercise privileges of outstanding stock Awards.

Tripadvisor Equity Grant Awards

The following table presents the number and WAEP of the Awards to purchase Tripadvisor common stock (“TRIP common stock”) granted to certain officers, employees and directors of Tripadvisor.

			Weighted
			average
	TripAdvisor		remaining	Aggregate
	stock		contractual	intrinsic
	options	WAEP	life	value
	in thousands		in years	in millions
Outstanding at January 1, 2022	5,671	$47.03
Granted	23	$27.03
Exercised	(7)	$24.50
Cancelled or expired	(327)	$54.01
Outstanding at March 31, 2022	5,360	$46.55	4.8	$1
Exercisable at March 31, 2022	3,976	$49.82	3.7	$1

The weighted average GDFV of options granted was $12.26 per share for the three months ended March 31, 2022.

As of March 31, 2022, the total unrecognized compensation cost related to unvested Tripadvisor stock options was approximately $13 million and will be recognized over a weighted average period of approximately 2.3 years. The total intrinsic value of stock options exercised was not material for the three months ended March 31, 2022 and $8 million for the three months ended March 31, 2021.

LIBERTY TRIPADVISOR HOLDINGS, INC.

Notes to Condensed Consolidated Financial Statements

(unaudited)

Additionally, during the three months ended March 31, 2022, Tripadvisor granted approximately 5 million units, vested and released approximately 1 million units, and had cancellations of approximately 436 thousand units, which included primarily service-based RSUs, as well as a limited number of market-based restricted stock units (“MSUs”) under the 2018 Stock and Annual Incentive Plan. The RSUs’ fair value was measured based on the quoted price of TRIP common stock at the date of grant. As the MSUs provide for vesting based upon Tripadvisor’s total shareholder return, or “TSR,” performance, the potential outcomes of future stock prices and TSR of Tripadvisor and the Nasdaq Composite Total Return Index, was used to calculate the GDFV of these awards. The weighted average GDFV for RSUs and MSUs granted, vested and released, and cancelled during the three months ended March 31, 2022 was $27.24 per share, $41.56 per share, and $35.93 per share, respectively. As of March 31, 2022, the total unrecognized compensation cost related to Tripadvisor RSUs and MSUs was approximately $233 million and will be recognized over a weighted average period of approximately 3.2 years.

(3) Earnings (Loss) Per Common Share (EPS)

Basic earnings (loss) per common share (“EPS”) is computed by dividing net earnings (loss) attributable to common shareholders by the weighted average number of common shares outstanding (“WASO”) for the period. Diluted EPS presents the dilutive effect on a per share basis of potential common shares as if they had been converted at the beginning of the periods presented. Excluded from EPS for the three months ended March 31, 2022 and 2021, are 3 million and less than a million of potential common shares due to stock options, respectively, because their inclusion would be antidilutive. Also excluded from EPS for the three months ended March 31, 2021, because their inclusion would be antidilutive, were 13 million shares that were contingently issuable at the Company’s election pursuant to an exercise of the Put Option (defined and described in note 6), as calculated in accordance with the terms of the Certificate of Designations for the Series A Preferred Stock. On March 29, 2021, pursuant to the Repurchase Agreement (described and defined in note 6), the Put Option no longer exists. The contingently issuable shares pursuant to the Put Option were calculated for the period that the Put Option was outstanding.

	Liberty TripAdvisor Holdings Common Stock
	Three months ended
	March 31,
	2022	2021

	number of shares in millions
Numerator
Net earnings (loss) attributable to Liberty TripAdvisor Holdings, Inc. shareholders	$(27)	(90)
Less: Series A Preferred Stock carrying value adjustment and transaction costs	—	370
Net earnings (loss) available to common shareholders	$(27)	(460)
Denominator
Basic WASO	76	75
Potentially dilutive shares	1	2
Diluted WASO	77	77

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

LIBERTY TRIPADVISOR HOLDINGS, INC.

Notes to Condensed Consolidated Financial Statements

(unaudited)

The Company’s assets and liabilities measured at fair value are as follows:

	March 31, 2022			December 31, 2021
		Quoted prices	Significant		Quoted prices	Significant
		in active	other		in active	other
		markets for	observable		markets for	observable
		identical assets	inputs		identical assets	inputs
Description	Total	(Level 1)	(Level 2)	Total	(Level 1)	(Level 2)

	amounts in millions
Cash equivalents	$193	33	160	35	35	—
TripCo Exchangeable Senior Debentures due 2051	$272	—	272	268	—	268
Financial instrument liabilities	$88	—	88	85	—	85

On March 9, 2020, TripSPV, a wholly owned subsidiary of the Company, entered into a variable prepaid forward transaction (the “VPF”) with a financial institution with respect to 2.4 million shares of TRIP common stock held by the Company with a forward floor price of $17.25 per share and a forward cap price of $26.84 per share. Pursuant to the terms of the VPF, TripSPV received a prepayment of $34 million on March 17, 2020 (see note 5).  As of March 31, 2022, $9 million of financial instrument liabilities included in the table above are included in accrued liabilities and other current liabilities in the condensed consolidated balance sheet related to the VPF, as the VPF matures in less than one year. As a result of the Repurchase Agreement, as described in note 6, TripCo determined the Series A Preferred Stock required liability treatment and needed to be bifurcated between a debt host and derivative (the “Preferred Stock Derivative”). The Preferred Stock Derivative was recorded at fair value upon the reclassification from temporary equity.  Changes in the fair values of the VPF and Preferred Stock Derivative are recognized in realized and unrealized gains (losses) on financial instruments in the condensed consolidated statements of operations.

As of March 31, 2022, Tripadvisor had $160 million of term deposits with maturities of 90 days or less in major global financial institutions. Tripadvisor generally classifies cash equivalents and marketable securities, if any, within Level 1 and Level 2 as it values these financial instruments using quoted market prices (Level 1) or alternative pricing sources (Level 2). Fair values for Level 2 investments are considered Level 2 valuations because they are obtained from independent pricing sources for identical or comparable instruments, rather than direct observations of quoted prices in active markets.

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

Other Financial Instruments

Other financial instruments not measured at fair value on a recurring basis include trade receivables, trade payables, accrued and other current liabilities, and long-term debt (excluding the Debentures). With the exception of debt, the carrying amount approximates fair value due to the short maturity of these instruments as reported on our condensed consolidated balance sheets. See note 5 for a description of the fair value of the Company’s fixed rate debt.

LIBERTY TRIPADVISOR HOLDINGS, INC.

Notes to Condensed Consolidated Financial Statements

(unaudited)

Realized and Unrealized Gains (Losses) on Financial Instruments

Realized and unrealized gains (losses) on financial instruments are comprised of changes in the fair value of the following:

	Three months ended
	March 31,
	2022	2021

	amounts in millions
TripCo Exchangeable Senior Debentures due 2051	$(8)	(10)
Financial instrument liabilities	(4)	(55)
	$(12)	(65)

The Company has elected to account for the Debentures using the fair value option. Changes in the fair value of the Debentures and financial instrument liabilities recognized in the condensed consolidated statement of operations are primarily due to market factors primarily driven by changes in the fair value of the underlying shares of the financial instruments. During the three months ended March 31, 2021, the fair value adjustment recognized in the condensed consolidated statement of operations included approximately $5 million of debt issuance costs related to the Debentures. The Company isolates the portion of the unrealized gain (loss) attributable to the change in the instrument specific credit risk and recognizes such amount in other comprehensive earnings (loss).  The change in the fair value of the Debentures attributable to changes in the instrument specific credit risk was a gain of $4 million for both of the three months ended March 31, 2022 and 2021.  The cumulative change was a gain of $11 million as of March 31, 2022, net of the recognition of previously unrecognized gains and losses.

(5) Debt

Outstanding debt at March 31, 2022 and December 31, 2021 is summarized as follows:

	March 31,	December 31,
	2022	2021

	amounts in millions
TripCo Exchangeable Senior Debentures due 2051	$272	268
TripCo variable prepaid forward	41	41
Tripadvisor Credit Facility	—	—
Tripadvisor Senior Notes due 2025	500	500
Tripadvisor Convertible Senior Notes due 2026	345	345
Deferred financing costs	(11)	(11)
Total consolidated TripCo debt	1,147	1,143
Debt classified as current	(41)	—
Total long-term debt	$1,106	1,143

TripCo Exchangeable Senior Debentures due 2051

On March 25, 2021, TripCo issued $300 million aggregate original principal amount of the Debentures. Pursuant to the terms of the offering, on March 31, 2021, the initial purchasers notified the Company of their intention to exercise the option to purchase $30 million aggregate original principal amount of additional Debentures. The additional Debentures were issued on April 5, 2021. Upon an exchange of Debentures, TripCo, at its option, may deliver shares of TRIP common stock or the value thereof in cash or a combination of shares of TRIP common stock and cash. Initially, 14.3299 shares of TRIP common stock are attributable to each $1,000 original principal amount of Debentures, representing an initial exchange price of approximately $69.78 for each share of TRIP common stock. A total of approximately 4.7 million shares of TRIP common stock are attributable to the Debentures. Interest is payable quarterly on March 31, June 30, September 30 and December 31 of each year, commencing June 30, 2021. The Debentures may be redeemed by TripCo, in whole or

LIBERTY TRIPADVISOR HOLDINGS, INC.

Notes to Condensed Consolidated Financial Statements

(unaudited)

in part, on or after March 27, 2025. Holders of Debentures also have the right to require TripCo to purchase their Debentures on March 27, 2025. The redemption and purchase price will generally equal 100% of the adjusted principal amount of the Debentures plus accrued and unpaid interest to the redemption date, plus any final period distribution. As of March 31, 2022, a holder of the Debentures does not have the ability to exchange and, accordingly, the Debentures are classified as long-term debt in the consolidated balance sheet.

TripCo used a portion of the net proceeds from the sale of the Debentures to fund the cash portion of the purchase price for the repurchase of a portion of the Series A Preferred Stock (see note 6 below).

Variable Prepaid Forward

In connection with the VPF entered into on March 9, 2020, as described in note 4, TripCo received a prepayment of $34 million on March 17, 2020. The term of the VPF is three years. At maturity, the accreted loan amount due will be approximately $42 million.  As of March 31, 2022, 2.4 million shares of TRIP common stock, with a value of approximately $66 million, were pledged as collateral pursuant to the VPF contract. The VPF is included in the current portion of debt line item in the condensed consolidated balance sheet as of March 31, 2022 as it matures in less than one year.

Tripadvisor Credit Facility

Tripadvisor is party to a credit agreement with a group of lenders, initially entered into in June 2015 (as amended, the “Credit Agreement”), which, among other things, provides for a $500 million unsecured revolving credit facility (the “Credit Facility”) with a maturity date of May 12, 2024. Tripadvisor may borrow from the Credit Facility in U.S. dollars and Euros. In addition, Tripadvisor’s Credit Facility includes $15 million of borrowing capacity available for letters of credit and $40 million for Swing Line borrowings on same-day notice. The Credit Facility, among other things, requires Tripadvisor to maintain a maximum leverage ratio and contains certain customary affirmative covenants and events of default, including a change of control.

As of March 31, 2022 and December 31, 2021, Tripadvisor had no outstanding borrowings under the Credit Facility and had issued $3 million of undrawn standby letters of credit under the Credit Facility. For both the three months ended March 31, 2022 and 2021, Tripadvisor recorded total interest expense and commitment fees on its Credit Facility of $1 million to interest expense on the condensed consolidated statements of operations.

Tripadvisor amended its Credit Facility during 2020 to, among other things; suspend the leverage ratio covenant for quarterly testing of compliance beginning in the second quarter of 2020, replacing it with a minimum liquidity covenant through June 30, 2021 (requiring Tripadvisor to maintain $150 million of unrestricted cash, cash equivalents and short-term investments less deferred merchant payables plus available revolver capacity), until the earlier of (a) the first day after June 30, 2021 through maturity on which borrowings and other revolving credit utilizations under the revolving commitments exceed $200 million, and (b) the election of Tripadvisor, at which time the leverage ratio covenant will be reinstated (the “Leverage Covenant Holiday”).

Tripadvisor remained in the Leverage Covenant Holiday as of March 31, 2022. Based on Tripadvisor’s existing leverage ratio, any outstanding or future borrowings under the Credit Facility generally bear interest, at Tripadvisor’s option, at a rate per annum equal to either (i) the Eurocurrency Borrowing rate, or the adjusted LIBO rate for the interest period in effect for such borrowing; plus an applicable margin ranging from 1.25% to 2.25% (“Eurocurrency Spread”) with a London Inter-Bank Offered Rate (“LIBOR”) floor of 1.00% per annum; or (ii) the Alternate Base Rate (“ABR”) Borrowing, which is the greatest of (a) the Prime Rate in effect on such day, (b) the New York Fed Bank Rate in effect on such day plus 1/2 of 1.00% per annum, and (c) the Adjusted LIBO Rate (or LIBO rate multiplied by the Statutory Reserve Rate) for an interest period of one month plus 1.00%; in addition to an applicable margin ranging from 0.25% to 1.00% (“ABR Spread”). In addition, based on Tripadvisor’s existing leverage ratio, it is required to pay a quarterly commitment fee, at an applicable rate ranging from 0.15% to 0.50%, which was 0.20% as of March 31, 2022, on the daily unused

LIBERTY TRIPADVISOR HOLDINGS, INC.

Notes to Condensed Consolidated Financial Statements

(unaudited)

portion of the Credit Facility for each fiscal quarter during the Leverage Covenant Holiday and in connection with the issuance of letters of credit.

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

2025 Senior Notes

On July 9, 2020, Tripadvisor completed the sale of $500 million aggregate principal amount of 7.0% Senior Notes due 2025 (the "2025 Senior Notes") pursuant to a purchase agreement, dated July 7, 2020, among Tripadvisor, the guarantors party thereto and the initial purchasers party thereto in a private offering to qualified institutional buyers. The 2025 Senior Notes were issued pursuant to an indenture, dated July 9, 2020 (the “2025 Indenture”), among Tripadvisor, the guarantors and the trustee. The 2025 Indenture provides, among other things, that interest is payable on the 2025 Senior Notes semiannually on January 15 and July 15 of each year, beginning on January 15, 2021, and continue until their maturity date of July 15, 2025. The 2025 Senior Notes are senior unsecured obligations of Tripadvisor and are guaranteed by certain of Tripadvisor’s domestic subsidiaries.

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

As of March 31, 2022, Tripadvisor estimated the fair value of its outstanding 2025 Senior Notes to be approximately $516 million and considered the Senior Notes to be a “Level 2” fair value measurement. The estimated fair value of the 2025 Senior Notes was based on recently reported market transactions and/or prices for identical or similar financial instruments obtained from a third-party pricing source.

The 2025 Indenture contains covenants that, among other things and subject to certain exceptions and qualifications, restrict the ability of Tripadvisor and the ability of certain of its subsidiaries to incur or guarantee additional indebtedness or issue disqualified stock or certain preferred stock; pay dividends and make other distributions or repurchase stock; make

LIBERTY TRIPADVISOR HOLDINGS, INC.

Notes to Condensed Consolidated Financial Statements

(unaudited)

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

2026 Convertible Senior Notes

On March 25, 2021, Tripadvisor sold, pursuant to a purchase agreement $300 million aggregate principal amount of 0.25% Convertible Senior Notes due 2026 (the “2026 Convertible Senior Notes”) in a private offering to qualified institutional buyers. Tripadvisor granted the initial purchasers an over-allotment option that provided the initial purchasers of the 2026 Convertible Senior Notes with the option to purchase an additional $45 million aggregate principal amount of the 2026 Convertible Senior Notes; such over-allotment option was fully exercised. In connection with the issuance of the 2026 Convertible Senior Notes, Tripadvisor entered into an Indenture, dated March 25, 2021 (the “2026 Indenture”), among Tripadvisor, the guarantors party thereto and the trustee. The terms of the Notes are governed by the 2026 Indenture. The 2026 Convertible Senior Notes mature on April 1, 2026, unless earlier converted, redeemed or repurchased. The 2026 Convertible Senior Notes are senior unsecured obligations of Tripadvisor, although guaranteed by certain of Tripadvisor’s domestic subsidiaries, with interest payable semiannually in arrears on April 1 and October 1 of each year, which began on October 1, 2021.  As of March 31, 2022 and December 31, 2021, unpaid interest on Tripadvisor’s 2026 Senior Notes was not material.

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

LIBERTY TRIPADVISOR HOLDINGS, INC.

Notes to Condensed Consolidated Financial Statements

(unaudited)

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

Tripadvisor accounts for the 2026 Convertible Senior Notes as a liability measured at its amortized cost, and no other features of the 2026 Convertible Senior Notes are bifurcated and recognized as a derivative. The proceeds from the issuance of the 2026 Convertible Senior Notes were approximately $340 million, net of debt issuance costs of $5 million comprised primarily of the initial purchasers’ discount and Tripadvisor used a portion of the proceeds from the 2026 Convertible Senior Notes to enter into capped call transactions (discussed below). Tripadvisor intends to use the remainder of the proceeds from this offering for general corporate purposes, which may include repayment of debt, including the partial redemption and/or purchase of its 2025 Senior Notes prior to maturity. The debt issuance costs will be amortized over the remaining term of the 2026 Convertible Senior Notes, using the effective interest rate method, and recorded to interest expense. During the three months ended March 31, 2022 and 2021, the effective interest rate, including debt issuance costs, was approximately 0.52% and 0.60%, respectively, and total interest expense on the 2026 Convertible Senior Notes was not material in any period.

The 2026 Convertible Senior Notes are unsecured and do not contain any financial covenants, restrictions on dividends, incurrence of senior debt or other indebtedness, or restrictions on the issuance or repurchase of securities by the Company.

As of March 31, 2022, Tripadvisor estimated the fair value of its outstanding 2026 Convertible Senior Notes to be approximately $293 million and considered the 2026 Convertible Senior Notes to be a “Level 2” fair value measurement. The estimated fair value of the 2026 Convertible Senior Notes was based on recently reported market transactions and/or prices for identical or similar financial instruments obtained from a third-party pricing source.

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

LIBERTY TRIPADVISOR HOLDINGS, INC.

Notes to Condensed Consolidated Financial Statements

(unaudited)

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

The Capped Calls are considered indexed to Tripadvisor’s own stock and are considered equity under GAAP. The Capped Calls are reported as a reduction to additional paid-in-capital and noncontrolling interest in equity of subsidiaries within stockholders’ equity as of March 31, 2022 and December 31, 2021, respectively. In addition, Tripadvisor recorded a deferred tax asset of $9 million associated with the Capped Calls on the condensed consolidated balance sheets during the three months ended March 31, 2021, as it made an income tax election allowable under Internal Revenue Service regulations in order to recover the cost of the Capped Calls as interest expense on the condensed consolidated statement of operations only over the term of the 2026 Convertible Senior Notes.

Debt Covenants

As of March 31, 2022, Tripadvisor was in compliance with its debt covenants.

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

There were 187,414 shares of Series A Preferred Stock authorized, issued and outstanding at March 31, 2022 and December 31, 2021.

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

LIBERTY TRIPADVISOR HOLDINGS, INC.

Notes to Condensed Consolidated Financial Statements

(unaudited)

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

LIBERTY TRIPADVISOR HOLDINGS, INC.

Notes to Condensed Consolidated Financial Statements

(unaudited)

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

Common Stock

Series A common stock entitles the holders to one vote per share, Series B common stock entitles the holders to ten votes per share and Series C common stock, except as otherwise required by applicable law, entitles the holder to no voting rights.  As of March 31, 2022, no shares of Series C common stock have been issued. All series of TripCo common stock participate on an equal basis with respect to dividends and distributions.

Subsidiary Purchases of Common Stock

As of March 31, 2022, Tripadvisor had approximately $75 million remaining available to repurchase shares of its common stock under its share repurchase program.

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

LIBERTY TRIPADVISOR HOLDINGS, INC.

Notes to Condensed Consolidated Financial Statements

(unaudited)

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

We have identified the following as reportable segments:

●	Hotels, Media & Platform – includes the following revenue sources: (1) Tripadvisor-branded hotels revenue – primarily consisting of hotel auction revenue, subscription-based advertising, and hotel sponsored placements revenue; and (2) Tripadvisor-branded display and platform revenue – consisting of display-based advertising revenue. All direct general and administrative costs are included in the applicable segments and business units, however, all corporate general and administrative costs are included in the Hotels, Media & Platform reportable segment. In addition, the Hotels, Media & Platform reportable segment includes all Tripadvisor-related brand advertising expenses (primarily television advertising) and technical infrastructure and other costs supporting the Tripadvisor platform.
●	Experiences & Dining – Tripadvisor provides information and services for consumers to research and book tours, activities and experiences in popular travel destinations both through Viator, Tripadvisor’s dedicated Experiences offering, and on Tripadvisor’s website and mobile apps. Tripadvisor generates commissions for each booking transaction it facilitates through its online reservation system. Tripadvisor also provides information and services for consumers to research and book restaurants in popular travel destinations through its dedicated restaurant reservations offering, TheFork, and on Tripadvisor-branded websites and mobile apps.

Tripadvisor’s accounting policies are the same as those described in the Company’s Summary of Significant Accounting Policies included in the Annual Report on Form 10-K for the year ended December 31, 2021.

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

	Three months ended
	March 31,
	2022	2021

	amounts in millions
Hotels, Media & Platform
TripAdvisor-branded hotels	$136	74
TripAdvisor-branded display and platform	24	14
Total Hotels, Media & Platform	160	88

Experiences & Dining	92	28
Corporate and other	10	7
Total Revenue	$262	123

The following table provides information about the balances of accounts receivable and contract assets, net of allowance for credit losses, from contracts with customers:

	March 31, 2022	December 31, 2021

	amounts in millions
Accounts receivable	$132	105
Contract assets	48	37
Total	$180	142

Accounts receivable are recognized when the right to consideration becomes unconditional. Contract assets are rights to consideration in exchange for services that Tripadvisor has transferred to a customer when that right is conditional on something other than the passage of time, such as commission payments that are contingent upon the completion of the service by the principal in the transaction. Contract assets increased during the first quarter of 2022, as a result of ongoing recovery of consumer travel demand, and increased utilization of Tripadvisor’s cost-per-action model by travel partners.

Contract liabilities generally include payments received in advance of performance under the contract, and are realized as revenue as the performance obligation to the customer is satisfied, which Tripadvisor presents as deferred revenue on its consolidated balance sheets. As of January 1, 2022, Tripadvisor had $36 million recorded as deferred revenue on its condensed consolidated balance sheet, of which $18 million was recognized as revenue and $2 million was refunded due to cancellations by travelers during the three months ended March 31, 2022. As of January 1, 2021, Tripadvisor had $28 million recorded as deferred revenue in the condensed consolidated balance sheet, of which $11 million was recognized as revenue and $2 million was refunded due to cancellations by travelers during the three months ended March 31, 2021. The difference between the opening and closing balances of Tripadvisor’s deferred revenue primarily results from the timing differences between when Tripadvisor receives customer payments and the time in which Tripadvisor satisfies its performance obligations. The difference between the opening and closing balances of Tripadvisor’s contract assets primarily results from the timing difference between when Tripadvisor satisfies its performance obligations and the time when the principal completes the service in the transaction. There were no significant changes in contract assets or deferred revenue during the three months ended March 31, 2022 and 2021 related to business combinations, impairments,

LIBERTY TRIPADVISOR HOLDINGS, INC.

Notes to Condensed Consolidated Financial Statements

(unaudited)

cumulative catch-ups or other material adjustments. However, to the extent the COVID-19 pandemic resurges, or new variants emerge, Tripadvisor may incur additional significant and unanticipated cancellations by consumers related to future travel, accommodations and tour bookings, which had been reserved by travelers and recorded as deferred revenue as of March 31, 2022 and December 31, 2021.

For segment reporting purposes, TripCo defines Adjusted OIBDA as revenue less operating expenses, and selling, general and administrative expenses excluding stock-based compensation. TripCo believes this measure is an important indicator of the operational strength and performance of its businesses by identifying those items that are not directly a reflection of each business’ performance or indicative of ongoing business trends. In addition, this measure allows management to view operating results, and perform analytical comparisons and benchmarking between businesses and identify strategies to improve performance. This measure of performance excludes depreciation and amortization, equity settled liabilities (including stock-based compensation), separately reported litigation settlements and restructuring and impairment charges that are included in the measurement of operating income pursuant to GAAP. Accordingly, Adjusted OIBDA should be considered in addition to, but not as a substitute for, operating income, net income, cash flow provided by operating activities and other measures of financial performance prepared in accordance with GAAP. TripCo generally accounts for intersegment sales and transfers as if the sales or transfers were to third parties, that is, at current prices.

Adjusted OIBDA is summarized as follows:

	Three months ended
	March 31,
	2022	2021

	amounts in millions
Hotels, Media & Platform	$46	(3)
Experiences & Dining	(22)	(24)
Corporate and other	1	(2)
Consolidated TripCo	$25	(29)

In addition, we do not report assets, capital expenditures and related depreciation expense by segment as our Chief Operating Decision Maker (“CODM”) does not use this information to evaluate operating segments. Accordingly, we do not regularly provide such information by segment to our CODM.

LIBERTY TRIPADVISOR HOLDINGS, INC.

Notes to Condensed Consolidated Financial Statements

(unaudited)

The following table provides a reconciliation of Adjusted OIBDA to Operating income (loss) and Earnings (loss) before income taxes:

	Three months ended
	March 31,
	2022	2021

	amounts in millions
Adjusted OIBDA	$25	(29)
Stock-based compensation	(22)	(30)
Depreciation and amortization	(25)	(38)
Operating income (loss)	(22)	(97)
Interest expense	(17)	(11)
Realized and unrealized gains (losses), net	(12)	(65)
Other, net	(1)	(2)
Earnings (loss) before income taxes	$(52)	(175)

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Certain statements in this Quarterly Report on Form 10-Q constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, including statements regarding our business and marketing strategies; the impacts of the coronavirus pandemic (“COVID-19”); improvements in revenue and the travel market; cost reduction measures and related impacts; covenant compliance; our projected sources and uses of cash; consumer demand; anticipated debt obligations; fluctuations in interest rates and foreign exchange rates; and the anticipated impact of certain contingent liabilities related to tax rules and other matters arising in the ordinary course of business. Forward-looking statements inherently involve many risks and uncertainties that could cause actual results to differ materially from those projected in these statements. Where, in any forward-looking statement, we express an expectation or belief as to future results or events, such expectation or belief is expressed in good faith and believed to have a reasonable basis, but such statements necessarily involve risks and uncertainties and there can be no assurance that the expectation or belief will result or be achieved or accomplished. The following include some but not all of the factors that could cause actual results or events to differ materially from those anticipated:

●	our ability to obtain cash in amounts sufficient to service our financial obligations and other commitments due to the fact we are a holding company;
●	our ability to access the cash that Tripadvisor, Inc. (“Tripadvisor”) generates from its operating activities;
●	the ability of our Company and Tripadvisor to obtain additional financing, or refinance our existing indebtedness, on acceptable terms;
●	the existence of our 8% Series A Cumulative Redeemable Preferred Stock, par value $0.01 per share (the “Series A Preferred Stock”), and its rights, preferences and privileges that are not held by, and are preferential to, the rights of our common stockholders;
●	our ability to realize the full value of our intangible assets;
●	the impacts of COVID-19, including any existing or future variants;
●	declines or interruptions in the worldwide travel industry, including as a result of health concerns, natural disasters, terrorist attacks, armed conflicts, civil or political unrest or other events outside Tripadvisor’s control;
●	Tripadvisor’s ability to attract a significant amount of visitors and cost-effectively convert these visitors into revenue-generating consumers;
●	failure of internet search engines and application marketplaces to continue to prominently display links to Tripadvisor’s websites;
●	Tripadvisor’s performance marketing efficiency and the general effectiveness of its advertising and marketing efforts;
●	reduction in spending by advertisers on Tripadvisor’s platforms or the loss of Tripadvisor’s significant travel partners;
●	Tripadvisor’s failure to maintain, protect or enhance its brands;
●	the ability of Tripadvisor to offer compelling products on mobile devices or continue to operate effectively on such platforms;
●	declines or disruptions in the economy in general and in the travel industry in particular;
●	failure of Tripadvisor to effectively compete in the global environment in which it operates;
●	Tripadvisor’s failure to adapt to technological developments or industry trends;
●	the ability of Tripadvisor to innovate and provide products, services and features that are useful to consumers;
●	Tripadvisor’s potential for prioritizing rapid innovation and consumer experience over short-term financial results;
●	the ability of Tripadvisor to maintain a quality of traffic in its network to provide value to its travel partners;
●	real or perceived inaccuracies of the assumptions and estimates and data Tripadvisor relies on to calculate certain of its key metrics;
●	the ability of Tripadvisor to hire, retain and motivate the highly skilled personnel it relies on;

●	disruptions resulting from any acquisitions, investments, significant commercial arrangements and/or new business strategies;
●	risks due to Tripadvisor operating in many jurisdictions inside and outside the U.S.;
●	claims, lawsuits, government investigations and other proceedings which Tripadvisor is regularly subject to;
●	the ability of Tripadvisor to protect its intellectual property from copying or use by others;
●	risks due to Tripadvisor’s processing, storage and use of personal information and other data;
●	risks associated with the facilitation of payments from consumers, including fraud and compliance with evolving rules and regulations and reliance on third parties;
●	risks resulting from system security issues, data protection breaches, cyberattacks and system outage issues;
●	Tripadvisor’s indebtedness and the resulting impacts on its business and financial condition;
●	limitations imposed by the various covenants in Tripadvisor’s credit facilities and indenture;
●	risks related to the 2026 Convertible Senior Notes (defined in note 5 to the accompanying condensed consolidated financial statements) and the associated capped calls;
●	fluctuation of Tripadvisor’s financial results;
●	factors that determine Tripadvisor’s effective income tax rate;
●	changes in tax laws that affect Tripadvisor or the examination of Tripadvisor’s tax positions;
●	changes in the tax treatment of companies engaged in e-commerce;
●	challenges by tax authorities in the jurisdictions where Tripadvisor operates;
●	fluctuation in foreign currency exchange rates which affect Tripadvisor; and
●	risks associated with our stock price being disproportionately affected by the results of operations of Tripadvisor and developments in its business.

For additional risk factors, please see Part I, Item 1A. Risk Factors of the Annual Report on Form 10-K for the year ended December 31, 2021. These forward-looking statements and such risks, uncertainties and other factors speak only as of the date of this Quarterly Report, and we expressly disclaim any obligation or undertaking to disseminate any updates or revisions to any forward-looking statement contained herein, to reflect any change in our expectations with regard thereto, or any other change in events, conditions or circumstances on which any such statement is based.

The following discussion and analysis provides information concerning our results of operations and financial condition. This discussion should be read in conjunction with our accompanying condensed consolidated financial statements and the notes thereto.

Overview

The accompanying financial statements and the other information herein refer to Liberty TripAdvisor Holdings, Inc. and its controlled subsidiaries as “TripCo,” “Consolidated TripCo,” the “Company,” “us,” “we” and “our” unless the context otherwise requires. We own an approximate 21% economic interest and 57% voting interest in Tripadvisor as of March 31, 2022. All significant intercompany accounts and transactions have been eliminated in the accompanying condensed consolidated financial statements.

In December 2019, COVID-19 was reported in Wuhan, China, and on March 11, 2020 was declared a global pandemic, followed by government travel restrictions and quarantine orders around the globe. The COVID-19 pandemic has caused a significant negative impact on the travel, leisure, hospitality, and restaurant industries (collectively, the “travel industry”) and consequently has adversely and materially affected Tripadvisor’s business, results of operations, liquidity and financial condition since early 2020, continuing at a lessening degree albeit unevenly at times, throughout 2021 and through the three months ended March 31, 2022.  Among other impacts, COVID-19 has negatively impacted global consumer travel demand and consumers’ ability to travel and take part in other travel, leisure and dining activities, at varying degrees during this time period, and at various times causing many of Tripadvisor’s travel partners to operate at significantly reduced and/or intermittent service levels during this timeframe.

Traffic trends on Tripadvisor’s platform, a leading indicator of consumer travel demand have improved substantially since the trough of significant declines seen in the second half of March 2020 and throughout April 2020. By means of showing a comparison to a pre-COVID-19 timeframe, average monthly unique users on Tripadvisor-branded websites during the first quarter of 2022 was approximately 71% of 2019’s comparable period, an increase from approximately 55% of 2019’s comparable period during the first quarter of 2021. This improvement was largely driven by vaccine progress, the easing of various government restrictions, albeit unevenly, and consumer travel demand’s continuous improving recovery.

Tripadvisor’s consolidated revenue for the three months ended March 31, 2022 was $262 million, or an increase of 113% when compared to the same period in 2021. In addition, by means of showing a comparison to a pre-COVID-19 timeframe, consolidated revenue for the first quarter of 2022 reached approximately 70% of 2019’s comparable period, an increase from approximately 33% of 2019’s comparable period during the first quarter of 2021. This increase in revenue was driven by strong performance in Tripadvisor’s Experiences & Dining segment, supported by steady recovery in Tripadvisor-branded hotels and display and platform offerings due to vaccine progress, the easing of various government restrictions and consumer travel demand’s improving recovery.

The ultimate duration of the negative impact of COVID-19 on Tripadvisor’s results of operations, liquidity and financial condition remains uncertain and is dependent upon factors beyond its control, such as the continued transmission rate of COVID-19, including new variants and/or additional resurgences of existing variants, if any, the extent and effectiveness of containment actions that are taken, vaccine efficacy, and the ultimate long-term impact of these and other factors on consumer demand for travel and usage patterns on Tripadvisor’s platform. Although uncertainty remains, Tripadvisor generally saw continuous, albeit uneven, improvement in the travel market in 2021 and during the first quarter of 2022 and expects that the market will continue to improve as 2022 progresses, driven by continued vaccination programs, the gradual lifting of government restrictions, and what Tripadvisor believes to be continued significant pent-up consumer demand for travel industry related services.

On March 15, 2020, TripCo entered into an agreement with Certares LTRIP LLC, with respect to 325,000 shares of TripCo’s newly-created Series A Preferred Stock.  On March 29, 2021 and April 6, 2021, TripCo repurchased a portion of the Series A Preferred Stock.  See note 6 to the accompanying condensed consolidated financial statements.

Results of Operations—Consolidated—March 31, 2022 and 2021

General.  We provide in the tables below information regarding our consolidated Operating Results and Other Income and Expense.

	Three months ended
	March 31,
	2022	2021

	amounts in millions
Revenue
Hotels, Media & Platform	$160	88
Experiences & Dining	92	28
Corporate and other	10	7
Total revenue	262	123
Operating expense	67	55
SG&A	170	97
Stock-based compensation	22	30
Depreciation and amortization	25	38
Operating income (loss)	(22)	(97)
Other income (expense):
Interest expense	(17)	(11)
Realized and unrealized gains (losses) on financial instruments, net	(12)	(65)
Other, net	(1)	(2)
	(30)	(78)
Earnings (loss) before income taxes	(52)	(175)
Income tax (expense) benefit	(1)	17
Net earnings (loss)	$(53)	(158)

Adjusted OIBDA	$25	(29)

Revenue. Tripadvisor’s Hotels, Media & Platform revenue increased $72 million during the three months ended March 31, 2022, when compared to the same period in the prior year. The increases in Hotels, Media & Platform revenue are detailed as follows:

	Three months ended
	March 31,
	2022	2021

	amounts in millions
TripAdvisor-branded hotels	$136	74
TripAdvisor-branded display and platform	24	14
Total Hotels, Media & Platform	$160	88

Tripadvisor-branded hotels revenue primarily includes hotel auction revenue, and to a lesser extent hotel B2B revenue, which primarily includes subscription-based advertising services that are offered to travel partners and click-based revenue generated from hotel sponsored placements advertising that enables hotels to enhance their visibility on Tripadvisor’s hotel pages. For the three months ended March 31, 2022 and 2021, 85% and 84% of Tripadvisor’s Hotels, Media & Platform segment revenue was derived from Tripadvisor-branded hotels revenue, respectively. Tripadvisor-branded hotels revenue increased $62 million during the three months ended March 31, 2022, when compared to the same period in 2021. This increase was primarily driven by Tripadvisor’s hotel auction revenue across all markets, particularly in the U.S. and Tripadvisor’s largest European markets, and, to a lesser extent, an increase in hotel auction revenue in the rest of the world, despite the impact of the Omicron variant early in the first quarter of 2022, due to rising consumer travel demand and travel industry recovery, given rising vaccination rates and easing of government travel and leisure restrictions. As consumer travel demand continued to increase during the first quarter of 2022, Tripadvisor saw continued improvement in hotel auction monetization, as cost-per-click rates during the first quarter of 2022 were near or exceeded parity of 2019's comparable period, driven by continued strength in the U.S. and improving trends in Europe and the rest of the world, which enabled increased efficient marketing investment on performance channels, enhancing Tripadvisor’s 2022 hotel auction revenue growth.

Tripadvisor-branded display-based advertising revenue increased $10 million during the three months ended March 31, 2022, when compared to the same period in 2021, primarily driven by an increase in marketing spend from Tripadvisor’s advertisers in correlation with increasing consumer demand. While slower to recover than Tripadvisor-branded hotels revenue, Tripadvisor’s display and platform revenue increased by 71% during the three months ended March 31, 2022, when compared to the same period in 2021. In addition, and by means of also showing a comparison to a pre-COVID-19 timeframe, Tripadvisor-branded display and platform revenue for the three months ended March 31, 2022 was approximately 63% of 2019’s comparable period, an increase from approximately 37% of 2019’s comparable period during the three months ended March 31, 2021.

Experiences & Dining segment revenue increased $64 million during the three months ended March 31, 2022, when compared to the same period in 2021. Since the first quarter of 2020, this segment’s revenue has been negatively and materially impacted at varying levels by a significant reduction in consumer demand due to the COVID-19 pandemic, which has reduced consumer willingness to research, purchase, and consume travel activities. This negative impact has also been driven by a wide variety of government-instituted actions and restrictions around the globe aimed at limiting the spread of the virus, all of which have impacted consumer access to experience offerings and restaurants. For example, during the first quarter of 2021, restaurants in most of the European countries in which our Dining business operates were ordered to remain closed.  However, during most of 2021, Tripadvisor’s Experiences & Dining segment’s financial results improved significantly, and this trend continued in the first quarter of 2022, as revenue in this segment increased by 229% during the three months ended March 31, 2022, when compared to the same period in 2021, driven by increases in both experiences and dining revenue, as a result of the growing travel demand recovery, driven by vaccine progress and various government restrictions being lifted.

Corporate and other revenue, which primarily includes rentals revenue, in addition to primarily click-based advertising and display-based advertising revenue from flights, cars, and cruise offerings on Tripadvisor websites and mobile apps, increased $3 million during the three months ended March 31, 2022, when compared to the same period in 2021. The increase during the three months ended March 31, 2022 was primarily due to the impact of growing consumer travel demand and increasing travel industry recovery on our business, as discussed above.

Operating expense. Operating expense increased $12 million for the three months ended March 31, 2022, compared to the same period in the prior year. The increase for the three months ended March 31, 2022 was primarily due to a $10 million increase in cost of revenue driven by increased direct costs from credit card payment and other revenue-related transaction costs in Tripadvisor’s Experiences & Dining segment in direct correlation with an increase in revenue, and to a lesser extent, an increase in contingent staff costs to help support business growth across all segments during the growing travel demand recovery.

Selling, general and administrative. Selling, general and administrative expense increased $73 million for the three months ended March 31, 2022, when compared to the same period in the prior year. The most significant driver of selling, general and administrative expense is selling and marketing costs, which consist of direct selling and marketing costs and indirect costs, such as personnel and overhead. Selling and marketing costs increased $69 million during the three months ended March 31, 2022, when compared to the same period in 2021, primarily due to an increase in Tripadvisor’s search engine marketing (“SEM”) and other online traffic acquisition spend, the majority of which was in the Experiences & Dining segment, in response to increasing consumer travel demand as travel activity restrictions ease and the travel industry recovers. General and administrative costs increased $5 million during the three months ended March 31, 2022, when compared to the same period in 2021, primarily due to an increase in personnel and overhead costs driven by additional headcount to help support business growth during the growing travel demand recovery.

Operating Income (Loss).  Our consolidated operating losses improved $75 million during the three months ended March 31, 2022, when compared to the same period in the prior year. Operating income (losses) were impacted by the above explanations.

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

	Three months ended
	March 31,
	2022	2021

	amounts in millions
Operating income (loss)	$(22)	(97)
Stock-based compensation	22	30
Depreciation and amortization	25	38
Adjusted OIBDA	$25	(29)

Adjusted OIBDA is summarized as follows:

	Three months ended
	March 31,
	2022	2021

	amounts in millions
Adjusted OIBDA
Hotels, Media & Platform	$46	(3)
Experiences & Dining	(22)	(24)
Corporate and other	1	(2)
Consolidated TripCo	$25	(29)

Consolidated Adjusted OIBDA increased $54 million during the three months ended March 31, 2022, when compared to the same period in the prior year.  Hotels, Media & Platform Adjusted OIBDA increased $49 million during the three months ended March 31, 2022, when compared to the same period in the prior year, primarily due to an increase in revenue as noted above, partially offset by an increase in direct selling and marketing expenses related to SEM (defined above) and other online paid traffic acquisition costs in response to increasing consumer travel demand as travel restrictions ease, vaccination rates increase, and the travel industry recovers.

Experiences & Dining Adjusted OIBDA loss decreased $2 million during the three months ended March 31, 2022, when compared to the corresponding period in the prior year.  The decrease for the three month period was primarily due to an increase in revenue as noted above, largely offset by an increase in selling and marketing expenses related to SEM and other online paid traffic acquisition costs in response to increased consumer demand for experiences and restaurants as part of the growing consumer travel demand recovery and, to a lesser extent, an increase in personnel and overhead costs to help support business growth during the growing travel demand recovery and increased direct costs from credit card payments and other revenue-related transaction costs in direct correlation with an increase in revenue.

Corporate and other Adjusted OIBDA increased $3 million during the three months ended March 31, 2022, when compared to the same period in the prior year. The increase for the three month period was primarily due to an increase in revenue, as noted above. Corporate and other Adjusted OIBDA also includes $2 million and $5 million of TripCo level selling, general and administrative expenses for the three months ended March 30, 2022 and 2021, respectively.

Other Income and Expense

Components of Other income (expense) are presented in the table below.

	Three months ended
	March 31,
	2022	2021

	amounts in millions
Interest expense
Tripadvisor	$(12)	(11)
Corporate	(5)	—
Consolidated TripCo	$(17)	(11)
Realized and unrealized gains (losses) on financial instruments, net
Tripadvisor	$—	—
Corporate	(12)	(65)
Consolidated TripCo	$(12)	(65)
Other, net
Tripadvisor	$(1)	(2)
Corporate	—	—
Consolidated TripCo	$(1)	(2)

Interest expense.  Interest expense increased $6 million for the three months ended March 31, 2022, when compared to the same period in the prior year. TripCo’s interest expense increased for the three months ended March 31, 2022, compared to the same period in the prior year, primarily due to the accretion of TripCo’s Series A Preferred Stock (see note 6 to the accompanying condensed financial statements) through interest expense. Tripadvisor’s interest expense increased slightly during the three months ended March 31, 2022, compared to the same period in the prior year, related to the issuance of the 2026 Convertible Senior Notes on March 25, 2021.

Realized and unrealized gains (losses) on financial instruments, net.  Realized and unrealized gains (losses) on financial instruments, net are comprised of changes in the fair value of the following:

	Three months ended
	March 31,
	2022	2021

	amounts in millions
TripCo Exchangeable Senior Debentures due 2051	$(8)	(10)
Financial instrument liabilities	(4)	(55)
	$(12)	(65)

The changes in these accounts are primarily due to market factors and changes in the fair value of the underlying stocks or financial instruments to which these related. Realized and unrealized losses on financial instruments, net decreased $53 million for the three months ended March 31, 2022, compared to the same period in the prior year, primarily driven by decreases in unrealized losses of $51 million related to derivative instruments, and decreases in unrealized losses of $2 million related to the TripCo 0.50% Exchangeable Senior Debentures due 2051 (the “Debentures”).

Other, net.  Other, net loss decreased $1 million for the three months ended March 31, 2022, when compared to the same period in the prior year.  The decrease for the three months ended March 31, 2022 was primarily driven by fewer foreign exchange losses compared to the same period in the prior year.

Income taxes.  During the three months ended March 31, 2022, we had losses before income taxes of $52 million and we had income tax expense of $1 million.  During the three months ended March 31, 2021, we had losses before income taxes of $175 million and we had an income tax benefit of $17 million. For the three months ended March 31, 2022, the Company recognized additional tax expense related to an increase in the valuation allowance against certain deferred tax assets.  For the three months ended March 31, 2021, the Company recognized additional tax expense related to an increase in the valuation allowance against certain deferred tax assets, partially offset by tax benefits related to state income taxes and earnings in foreign jurisdictions taxed at a rate lower than the U.S. federal tax rate of 21%.

Net earnings (loss).  We had net losses of $53 million and $158 million for the three months ended March 31, 2022 and 2021, respectively. The changes in net earnings were the result of the above described fluctuations in our revenue and expenses.

Liquidity and Capital Resources

As of March 31, 2022, substantially all of our cash and cash equivalents consist of cash on hand in global financial institutions, money market funds and marketable securities with maturities of 90 days or less at the date of purchase.

The following are potential sources of liquidity: available cash balances, proceeds from asset sales, monetization of our investments, outstanding or anticipated debt facilities, debt and equity issuances, and dividend and interest receipts.

As of March 31, 2022, TripCo had a cash balance of $817 million. Approximately $781 million of the cash balance, at March 31, 2022, is held at Tripadvisor. Although TripCo has a 57% voting interest in Tripadvisor, Tripadvisor is a separate public company with a significant non-controlling interest, as TripCo has only a 21% economic interest in Tripadvisor. Even though TripCo controls Tripadvisor through its voting interest and board representation, decision making with respect to using Tripadvisor’s cash balances must consider Tripadvisor’s minority holders. Accordingly, any potential distributions of cash from Tripadvisor to TripCo would generally be on a pro rata basis based on economic ownership interests. Covenants in Tripadvisor’s debt instruments also restrict the payment of dividends and cash distributions to stockholders.

Approximately $170 million of the Tripadvisor cash and cash equivalents balance is held by foreign subsidiaries, with nearly 50% located in the United Kingdom.  As of March 31, 2022, the significant majority of Tripadvisor’s cash was denominated in U.S. dollars. As of March 31, 2022, Tripadvisor had $446 million of cumulative undistributed earnings in foreign subsidiaries. Due to the one-time transition tax on the deemed repatriation of undistributed foreign subsidiary earnings and profits in 2017, as a result of the 2017 Tax Cuts and Jobs Act, the majority of previously unremitted earnings have been subjected to U.S. federal income tax. To the extent future distributions from these subsidiaries will be taxable, a deferred income tax liability has been accrued on our condensed consolidated balance sheet, which was not material as of March 31, 2022.

Credit Facility

Tripadvisor is party to a credit agreement with a group of lenders initially entered into in June 2015, which, among other things, provides for a $500 million revolving credit facility (the “Credit Facility”) with a maturity date of May 12, 2024. As of March 31, 2022 and December 31, 2021, Tripadvisor had no outstanding borrowings and was in compliance with its covenants under the Credit Facility. While there can be no assurance that Tripadvisor will be able to meet the leverage ratio covenant after the Leverage Covenant Holiday (as defined in note 5 of the accompanying condensed consolidated financial statements) ceases, based on its current projections, Tripadvisor does not believe there is a material risk it will not remain in compliance throughout the next twelve months.

	Three months ended
	March 31,
	2022	2021

	amounts in millions
Cash flow information
Tripadvisor cash provided (used) by operating activities	$86	(19)
Corporate cash provided (used) by operating activities	(1)	(1)
Net cash provided (used) by operating activities	$85	(20)

Tripadvisor cash provided (used) by investing activities	$(14)	(10)
Corporate cash provided (used) by investing activities	—	—
Net cash provided (used) by investing activities	$(14)	(10)

Tripadvisor cash provided (used) by financing activities	$(10)	287
Corporate cash provided (used) by financing activities	—	42
Net cash provided (used) by financing activities	$(10)	329

During the three months ended March 31, 2022, Tripadvisor’s primary uses of cash were $14 million of capital expended for property and equipment and $8 million related to payments of withholding taxes on net share settlement of equity awards.

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

We are exposed to changes in interest rates primarily as a result of our borrowing and investment activities, which include investments in fixed and floating rate debt instruments and borrowings used to maintain liquidity and to fund business operations. The nature and amount of our long-term and short-term debt are expected to vary as a result of future requirements, market conditions and other factors. We expect to manage our exposure to interest rates by maintaining what we believe is an appropriate mix of fixed and variable rate debt. We believe this best protects us from interest rate risk. We expect to achieve this mix by (i) issuing fixed rate debt that we believe has a low stated interest rate and significant term to maturity, (ii) issuing variable rate debt with appropriate maturities and interest rates, and (iii) entering into interest rate swap arrangements when we deem appropriate. As of March 31, 2022, our debt is comprised of the following amounts:

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

Item 4. Controls and Procedures.

In accordance with Rules 13a-15 and 15d-15 under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), the Company carried out an evaluation, under the supervision and with the participation of management, including its chief executive officer and its principal accounting and financial officer (the "Executives"), of the effectiveness of its disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, the Executives concluded that the Company's disclosure controls and procedures were effective as of March 31, 2022 to provide reasonable assurance that information required to be disclosed in its reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms.

There has been no change in the Company's internal control over financial reporting that occurred during the three months ended March 31, 2022 that has materially affected, or is reasonably likely to materially affect, its internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

No shares of Liberty TripAdvisor Holdings, Inc. Series A common stock or Series B common stock were surrendered by our officers and employees to pay withholding taxes and other deductions in connection with the vesting or exercise of restricted stock, restricted stock units or options during the three months ended March 31, 2022.

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

LIBERTY TRIPADVISOR HOLDINGS, INC.

Date: May 4, 2022	By:	/s/ GREGORY B. MAFFEI
Gregory B. Maffei Chairman, President and Chief Executive Officer

Date: May 4, 2022	By:	/s/ BRIAN J. WENDLING
Brian J. Wendling Senior Vice President and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

II-3