Form 10-Q
period 2022-06-30
Liberty TripAdvisor Holdings, Inc.
filed 2022-08-04
CIK 1606745

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2022

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

Indicate by check mark whether the registrant is a shell company as defined in Rule 12b-2 of the Exchange Act. Yes ☐  No ☒

The number of outstanding shares of Liberty TripAdvisor Holdings, Inc. common stock as of July 31, 2022 was:

	Series A	Series B
Liberty TripAdvisor Holdings, Inc. common stock	72,487,203	3,370,368

Part I – Financial Information

LIBERTY TRIPADVISOR HOLDINGS, INC.

Condensed Consolidated Balance Sheets

(unaudited)

	June 30,	December 31,
	2022	2021

	amounts in millions
Assets
Current assets:
Cash and cash equivalents	$1,078	760
Accounts receivable and contract assets, net of allowance for credit losses of $29 million and $28 million, respectively	246	142
Income taxes receivable	10	48
Other current assets	38	26
Total current assets	1,372	976
Property and equipment, net	109	118
Intangible assets not subject to amortization (note 6):
Goodwill	2,198	2,220
Trademarks	725	730
	2,923	2,950
Intangible assets subject to amortization, net	120	133
Other assets, at cost, net of accumulated amortization	183	199
Total assets	$4,707	4,376

(continued)

See accompanying notes to condensed consolidated financial statements.

LIBERTY TRIPADVISOR HOLDINGS, INC.

Condensed Consolidated Balance Sheets (Continued)

(unaudited)

	June 30,	December 31,
	2022	2021

	amounts in millions
Liabilities and Equity
Current liabilities:
Deferred merchant and other payables	$373	140
Deferred revenue	70	36
Current portion of debt (note 7)	41	—
Accrued liabilities and other current liabilities	213	180
Total current liabilities	697	356
Long-term debt, including $227 million and $268 million measured at fair value as of June 30, 2022 and December 31, 2021, respectively (note 7)	1,062	1,143
Deferred income tax liabilities	157	144
Financial instrument liabilities (note 5)	33	85
Series A Preferred Stock liability (note 8)	221	212
Other liabilities	323	309
Total liabilities	2,493	2,249
Equity:
Series A common stock, $.01 par value. Authorized 200,000,000 shares; issued and outstanding 72,487,203 shares at June 30, 2022 and 72,447,462 at December 31, 2021	1	1
Series B common stock, $.01 par value. Authorized shares 7,500,000; issued and outstanding 3,370,368 shares at June 30, 2022 and 3,216,047 at December 31, 2021	—	—
Series C common stock, $.01 par value. Authorized 200,000,000 shares; no shares issued.	—	—
Additional paid-in capital	288	288
Accumulated other comprehensive earnings (loss), net of taxes	13	(21)
Retained earnings (deficit)	(429)	(469)
Total stockholders' equity	(127)	(201)
Noncontrolling interests in equity of subsidiaries	2,341	2,328
Total equity	2,214	2,127
Commitments and contingencies (note 10)
Total liabilities and equity	$4,707	4,376

See accompanying notes to condensed consolidated financial statements.

LIBERTY TRIPADVISOR HOLDINGS, INC.

Condensed Consolidated Statements of Operations

(unaudited)

	Three months ended		Six months ended
	June 30,		June 30,
	2022	2021	2022	2021

	amounts in millions, except
	per share amounts
Total revenue, net	$417	235	679	358
Operating costs and expenses:
Operating expense, including stock-based compensation (note 3)	84	73	160	140
Selling, general and administrative, including stock-based compensation (note 3)	248	173	431	288
Depreciation and amortization	25	38	50	76
	357	284	641	504
Operating income (loss)	60	(49)	38	(146)
Other income (expense):
Interest expense	(16)	(16)	(33)	(27)
Realized and unrealized gains (losses) on financial instruments, net	71	172	59	107
Other, net	(2)	1	(3)	(1)
	53	157	23	79
Earnings (loss) before income taxes	113	108	61	(67)
Income tax (expense) benefit	(22)	6	(23)	23
Net earnings (loss)	91	114	38	(44)
Less net earnings (loss) attributable to noncontrolling interests	24	(39)	(2)	(107)
Net earnings (loss) attributable to Liberty TripAdvisor Holdings, Inc. shareholders	$67	153	40	63

Net earnings (loss) available to common shareholders (note 4)	$67	153	40	(307)

Basic net earnings (loss) attributable to Series A and Series B Liberty TripAdvisor Holdings, Inc. shareholders per common share (note 4):	$0.88	2.01	0.53	(4.09)
Diluted net earnings (loss) attributable to Series A and Series B Liberty TripAdvisor Holdings, Inc. shareholders per common share (note 4):	$0.87	1.96	0.52	(4.09)

See accompanying notes to condensed consolidated financial statements.

LIBERTY TRIPADVISOR HOLDINGS, INC.

Condensed Consolidated Statements of Comprehensive Earnings (Loss)

(unaudited)

	Three months ended		Six months ended
	June 30,		June 30,
	2022	2021	2022	2021

	amounts in millions
Net earnings (loss)	$91	114	38	(44)
Other comprehensive earnings (loss), net of taxes:
Foreign currency translation adjustments	(28)	3	(33)	(9)
Credit risk on fair value debt instruments gains (losses)	37	4	41	8
Other comprehensive earnings (loss)	9	7	8	(1)
Comprehensive earnings (loss)	100	121	46	(45)
Less comprehensive earnings (loss) attributable to the noncontrolling interests	2	(36)	(28)	(114)
Comprehensive earnings (loss) attributable to Liberty TripAdvisor Holdings, Inc. shareholders	$98	157	74	69

See accompanying notes to condensed consolidated financial statements.

LIBERTY TRIPADVISOR HOLDINGS, INC.

Condensed Consolidated Statements of Cash Flows

(unaudited)

	Six months ended
	June 30,
	2022	2021

	amounts in millions
Cash flows from operating activities:
Net earnings (loss)	$38	(44)
Adjustments to reconcile net earnings (loss) to net cash provided by operating activities
Depreciation and amortization	50	76
Stock-based compensation	45	63
Realized and unrealized (gains) losses on financial instruments, net	(59)	(107)
Deferred income tax expense (benefit)	13	(29)
Other charges (credits), net	21	(10)
Changes in operating assets and liabilities
Current and other assets	(65)	(57)
Payables and other liabilities	333	209
Net cash provided (used) by operating activities	376	101
Cash flows from investing activities:
Capital expended for property and equipment, including capitalized website development	(27)	(25)
Other investing activities, net	1	(1)
Net cash provided (used) by investing activities	(26)	(26)
Cash flows from financing activities:
Borrowings of debt	—	675
Repurchase of Series A Preferred Stock	—	(281)
Payment of withholding taxes on net share settlements of equity awards	(9)	(29)
Subsidiary purchase of capped calls	—	(35)
Other financing activities, net	(4)	(6)
Net cash provided (used) by financing activities	(13)	324
Effect of foreign currency exchange rates on cash, cash equivalents and restricted cash	(19)	(4)
Net increase (decrease) in cash, cash equivalents and restricted cash	318	395
Cash, cash equivalents and restricted cash at beginning of period	760	423
Cash, cash equivalents and restricted cash at end of period	$1,078	818

See accompanying notes to condensed consolidated financial statements.

LIBERTY TRIPADVISOR HOLDINGS, INC.

Condensed Consolidated Statements of Equity

(unaudited)

	Stockholders' equity

					Accumulated		Noncontrolling
				Additional	other		interest in
	Common Stock			paid-in	comprehensive	Retained	equity of	Total
	Series A	Series B	Series C	capital	earnings (loss)	earnings (deficit)	subsidiaries	equity

	amounts in millions
Balance at January 1, 2022	$1	—	—	288	(21)	(469)	2,328	2,127
Net earnings (loss)	—	—	—	—	—	40	(2)	38
Other comprehensive earnings (loss)	—	—	—	—	34	—	(26)	8
Stock-based compensation	—	—	—	12	—	—	38	50
Withholding taxes on net share settlements of stock-based compensation	—	—	—	(9)	—	—	—	(9)
Shares issued by subsidiary	—	—	—	(3)	—	—	3	—
Balance at June 30, 2022	$1	—	—	288	13	(429)	2,341	2,214

	Stockholders' equity

					Accumulated		Noncontrolling
				Additional	other		interest in
	Common Stock			paid-in	comprehensive	Retained	equity of	Total
	Series A	Series B	Series C	capital	earnings (loss)	earnings (deficit)	subsidiaries	equity

	amounts in millions
Balance at March 31, 2022	$1	—	—	284	(18)	(496)	2,319	2,090
Net earnings (loss)	—	—	—	—	—	67	24	91
Other comprehensive earnings (loss)	—	—	—	—	31	—	(22)	9
Stock-based compensation	—	—	—	6	—	—	19	25
Withholding taxes on net share settlements of stock-based compensation	—	—	—	(1)	—	—	—	(1)
Shares issued by subsidiary	—	—	—	(1)	—	—	1	—
Balance at June 30, 2022	$1	—	—	288	13	(429)	2,341	2,214

See accompanying notes to condensed consolidated financial statements.

LIBERTY TRIPADVISOR HOLDINGS, INC.

Condensed Consolidated Statements of Equity

(unaudited)

	Stockholders' equity

					Accumulated		Noncontrolling
				Additional	other		interest in
	Common Stock			paid-in	comprehensive	Retained	equity of	Total
	Series A	Series B	Series C	capital	earnings (loss)	earnings (deficit)	subsidiaries	equity

	amounts in millions
Balance at January 1, 2021	$1	—	—	257	(23)	(278)	2,350	2,307
Net earnings (loss)	—	—	—	—	—	63	(107)	(44)
Other comprehensive earnings (loss)	—	—	—	—	6	—	(7)	(1)
Stock-based compensation	—	—	—	17	—	—	53	70
Withholding taxes on net share settlements of stock-based compensation	—	—	—	(29)	—	—	—	(29)
Shares issued by subsidiary	—	—	—	(7)	—	—	15	8
Preferred stock adjustment (note 8)	—	—	—	—	—	(370)	—	(370)
Subsidiary purchase of capped calls, net of tax (note 7)	—	—	—	(6)	—	—	(20)	(26)
Preferred stock repurchased with subsidiary shares (note 8)	—	—	—	58	—	—	34	92
Balance at June 30, 2021	$1	—	—	290	(17)	(585)	2,318	2,007

	Stockholders' equity

					Accumulated		Noncontrolling
				Additional	other		interest in
	Common Stock			paid-in	comprehensive	Retained	equity of	Total
	Series A	Series B	Series C	capital	earnings (loss)	earnings (deficit)	subsidiaries	equity

	amounts in millions
Balance at March 31, 2021	$1	—	—	289	(21)	(738)	2,324	1,855
Net earnings (loss)	—	—	—	—	—	153	(39)	114
Other comprehensive earnings (loss)	—	—	—	—	4	—	3	7
Stock-based compensation	—	—	—	8	—	—	28	36
Withholding taxes on net share settlements of stock-based compensation	—	—	—	(6)	—	—	—	(6)
Shares issued by subsidiary	—	—	—	(1)	—	—	2	1
Balance at June 30, 2021	$1	—	—	290	(17)	(585)	2,318	2,007

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

In December 2019, a novel strain of coronavirus (“COVID-19”) was reported in Wuhan, China, and on March 11, 2020 was declared a global pandemic. Tripadvisor and the Company continue to be subject to risks and uncertainties related to the COVID-19 pandemic.

Continued widespread vaccine distributions, efficacy against existing variants (e.g. Delta, Omicron and BA.5) and future variants, if any, of COVID-19, whether there will be resurgences of the virus and subsequent government restrictions, the extent and effectiveness of containment actions taken, and whether consumers’ demand for travel and hospitality services continue to be or become negatively impacted remains uncertain. Tripadvisor does not know the future path or potential rate of global or regional COVID-19 resurgences, including existing COVID-19 variants and future variants, if any, nor does it have visibility into when any remaining or reinstated restrictions will be lifted, and where additional restrictions may be implemented or reinstated in the future due to resurgence of the virus.

Therefore, the extent of the future impact of the COVID-19 pandemic on Tripadvisor’s business, results of operations, liquidity and financial condition remains uncertain, and is dependent on future developments that cannot be accurately predicted at this time. Tripadvisor continues to believe the travel, leisure, hospitality, and restaurant industries (collectively, the “travel industry”), and Tripadvisor’s financial results, would be adversely and materially affected upon a resurgence of existing COVID-19 variants or if new variants emerge which result in reinstated travel bans and/or other government restrictions and mandates, all of which negatively impact consumer demand, sentiment and discretionary spending patterns.

Consumers’ travel expenditures have historically followed a seasonal pattern. Correspondingly, travel partners’ advertising investments, and therefore Tripadvisor’s revenue and operating profits, have also historically followed a seasonal pattern. Tripadvisor’s financial performance tends to be seasonally highest in the second and third quarters of a given year, which includes the seasonal peak in consumer demand, including traveler hotel and rental stays, and travel activities and experiences taken, compared to the first and fourth quarters, which represent seasonal low points. During the

LIBERTY TRIPADVISOR HOLDINGS, INC.

Notes to Condensed Consolidated Financial Statements

(unaudited)

first half of the year, experience and rentals bookings typically exceed the amount of completed experiences and rental stays, resulting in higher cash flow related to working capital, while during the second half of the year, particularly in the third quarter, this pattern reverses and cash flows from these transactions are typically negative.

Other factors may also impact typical seasonal fluctuations, which include further significant shifts in Tripadvisor’s business mix or adverse economic conditions that could result in future seasonal patterns that are different from historical trends. For example, although consumer travel demand was materially lower than historic levels due to the impact of COVID-19 on Tripadvisor’s business during 2020, these trends generally improved, albeit unevenly, during 2021, resulting in increased revenues, and working capital and operating cash flow more akin to typical historical seasonality trends, which has continued during the first half of 2022. However, it is difficult to predict the seasonality for the upcoming quarters, given the sustained uncertainty related to the continued macroeconomic impact of the COVID-19 pandemic and whether there are resurgences, or if new variants emerge, and the pace of continued recovery in Tripadvisor’s key markets.

On March 26, 2020, TripCo issued and sold 325,000 shares of TripCo’s newly-created 8% Series A Cumulative Redeemable Preferred Stock, par value $0.01 per share (the “Series A Preferred Stock”), for a purchase price of $1,000 per share. On March 29, 2021 and April 6, 2021, TripCo repurchased a portion of the Series A Preferred Stock. See further discussion about the Series A Preferred Stock in note 8.

TripCo has entered into certain agreements, including the services agreement, the facilities sharing agreement and the tax sharing agreement, with Qurate Retail, Inc. (“Qurate Retail”) and/or Liberty Media Corporation (“Liberty Media”) (or certain of their subsidiaries).  Pursuant to the services agreement (except as described below in respect to Gregory B. Maffei), Liberty Media provides TripCo with general and administrative services including legal, tax, accounting, treasury and investor relations support. TripCo reimburses Liberty Media for direct, out-of-pocket expenses incurred by Liberty Media in providing these services and TripCo pays a services fee to Liberty Media under the services agreement that is subject to adjustment semi-annually, as necessary.

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

Under these agreements, approximately $1 million was reimbursable to Liberty Media for both of the three months ended June 30, 2022 and 2021, and approximately $2 million was reimbursable to Liberty Media for both of the six months ended June 30, 2022 and 2021.

LIBERTY TRIPADVISOR HOLDINGS, INC.

Notes to Condensed Consolidated Financial Statements

(unaudited)

(2) Revenue Recognition

Commencing in the second quarter of 2022, Tripadvisor changed its reportable segments (see note 11). Accordingly, the nature of services provided and revenue recognition policies related to the current reportable segments are presented below.

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
(4)	Allocation of the transaction price to the performance obligations in the contract
(5)	Recognition of revenue when, or as, Tripadvisor satisfies a performance obligation

At contract inception, Tripadvisor assesses the services promised in its contracts with customers and identifies a performance obligation for each promise to transfer to the customer a service (or bundle of services) that is distinct. To identify the performance obligations, Tripadvisor considers all of the services promised in the contract regardless of whether they are explicitly stated or are implied by customary business practices. There was no significant revenue recognized in the three and six months ended June 30, 2022 and 2021 related to performance obligations satisfied in prior periods. Tripadvisor has applied a practical expedient and does not disclose the value of unsatisfied performance obligations that have an original expected duration of less than one year, and Tripadvisor does not have any material unsatisfied performance obligations over one year. The value related to Tripadvisor’s remaining or partially satisfied performance obligations relates to subscription services that are satisfied over time or services that are recognized at a point in time, but not yet achieved.  The timing of services, invoicing and payments do not include a significant financing component. Tripadvisor’s customer invoices are generally due 30 days from the time of invoicing.

Tripadvisor Core Segment

Tripadvisor-branded Hotels Revenue. The largest source of Tripadvisor Core segment revenue is generated from click-based advertising on Tripadvisor-branded websites, or hotel auction revenue, which is primarily comprised of contextually-relevant booking links to Tripadvisor’s travel partners’ websites. Click-based advertising is generally priced on a cost-per-click, or “CPC,” basis, with payments from travel partners determined by the number of travelers who click on a link multiplied by the CPC rate for each specific click as determined in a dynamic, competitive auction process.

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

In addition, Tripadvisor offers hotel business to business solutions, including subscription-based advertising to hotels,

LIBERTY TRIPADVISOR HOLDINGS, INC.

Notes to Condensed Consolidated Financial Statements

(unaudited)

owners of B&Bs and other specialty lodging properties. Subscription-based advertising services are predominantly sold for a flat fee for a contracted period of time of one year or less and revenue is recognized on a straight-line basis over the period of the subscription service as efforts are expended evenly throughout the contract period.

To a lesser extent, Tripadvisor also offers travel partners the opportunity to advertise and promote their business through hotel sponsored placements on its platform. This service is generally priced on a CPC basis, with payments from travel partners determined by the number of travelers who click on the sponsored link multiplied by the CPC rate for each specific click. CPC rates for hotel sponsored placements that Tripadvisor’s travel partners pay are generally based on bids submitted as part of an auction by its travel partners. When a CPC bid is submitted, the travel partner agrees to pay Tripadvisor the bid amount each time a traveler clicks on a link to its travel partner’s websites. Bids may be submitted periodically – as often as daily – on a property-by-property basis. Tripadvisor records this click-based advertising revenue as the click occurs and traveler leads are sent to the travel partner as its performance obligation is fulfilled at that time. Hotel sponsored placements revenue is generally billed to Tripadvisor’s travel partners on a monthly basis consistent with the timing of the service.

Tripadvisor-branded Display and Platform Revenue. Tripadvisor offers travel partners the ability to promote their brands through display-based advertising placements across Tripadvisor’s platform. Tripadvisor display-based advertising clients are predominantly direct suppliers of hotels, airlines and cruises, as well as destination marketing organizations. Tripadvisor also sells display-based advertising to online travel agencies and other travel related businesses, as well as advertisers from non-travel categories. Display-based advertising is sold predominantly on a cost per thousand impressions basis.  The performance obligation in Tripadvisor’s display-based advertising arrangements is to display a number of advertising impressions on its platform and recognize revenue for impressions as they are delivered. Services are generally billed monthly.

Tripadvisor-Experiences and Dining Revenue. Tripadvisor generates revenue from its experiences and restaurant service offerings on Tripadvisor-branded websites and mobile apps.  Tripadvisor receives intercompany (intersegment) revenue consisting of affiliate marketing commissions earned primarily from experience bookings and, to a lesser extent, restaurant reservations bookings, on Tripadvisor-branded websites and mobile apps that are fulfilled by Viator and TheFork, respectively, which are eliminated on a consolidated basis. The performance obligations, timing of customer payments for Tripadvisor’s experiences and dining transactions, and methods of revenue recognition are consistent with the Viator segment and TheFork segment, respectively, as described below. In addition, Tripadvisor offers restaurant partners the opportunity to advertise and promote their business through restaurant media advertising placements on its platform. This service is generally priced on a CPC basis similar to the Tripadvisor-branded hotels revenue stream discussed above.

Other. Tripadvisor provides information and services that allow travelers to research and book vacation and short-term rental properties. The Rentals offering primarily generates revenue by offering individual property owners and managers the ability to list their properties on Tripadvisor’s platform, thereby connecting with travelers through a free-to-list, commission-based option. Tripadvisor earns commissions associated with rental transactions through its free-to-list model from both the traveler, and the property owner or manager.  Tripadvisor provides post-booking service to the travelers, property owners and managers until the time the rental commences, which is the time the performance obligation is completed.

In addition, Other also includes revenue generated from cruises, flights, and cars offerings on Tripadvisor-branded websites and mobile apps and Tripadvisor’s portfolio of travel media brands, which primarily includes click-based advertising and display-based advertising revenue.

Viator Segment

Tripadvisor provides an online marketplace that allows travelers to research and book tours, activities and attractions in popular travel destinations across the globe through its stand-alone Viator branded platform, which includes website,

LIBERTY TRIPADVISOR HOLDINGS, INC.

Notes to Condensed Consolidated Financial Statements

(unaudited)

mobile web, and mobile app. Tripadvisor generates commissions for each booking transaction it facilitates through its online reservation system in exchange for certain activities, including the use of Tripadvisor’s booking platform, post-booking customer support (24/7) until the time of the experience and payment processing activities as the merchant of record, which is the completion of the performance obligation. Tripadvisor collects payment from the customer prior to the experience occurring, which includes both its commission and the amount due to the operator. Tripadvisor records its commissions as deferred revenue on its condensed consolidated balance sheet when payment is received, including amounts which are refundable subject to cancellation, until the experience occurs when revenue is recognized.

TheFork Segment

Tripadvisor provides information and services for consumers to research and book restaurant reservations through its dedicated online restaurant reservations platform, TheFork. Tripadvisor primarily generates transaction fees (or per seated diner fees) that are paid by its restaurant customers for diners seated primarily from bookings through TheFork’s online reservation system.  The transaction fee is recognized as revenue after the reservation is fulfilled, or as diners are seated by Tripadvisor’s restaurant customers. Tripadvisor invoices restaurants monthly for transaction fees.

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

	Three months ended		Six months ended
	June 30,		June 30,
	2022	2021	2022	2021

Major Products/Revenue Sources:	amounts in millions
Tripadvisor Core
Tripadvisor-branded hotels	$188	131	322	205
Tripadvisor-branded display and platform	37	26	63	40
Tripadvisor experiences and dining	35	16	56	28
Other	14	11	24	18
Total Tripadvisor Core	274	184	465	291

Viator	136	40	192	52
TheFork	32	18	58	24
Intersegment eliminations	(25)	(7)	(36)	(9)
Total Revenue	$417	235	679	358

LIBERTY TRIPADVISOR HOLDINGS, INC.

Notes to Condensed Consolidated Financial Statements

(unaudited)

The following table provides information about the balances of accounts receivable and contract assets, net of allowance for credit losses, from contracts with customers:

	June 30, 2022	December 31, 2021

	amounts in millions
Accounts receivable	$186	105
Contract assets	60	37
Total	$246	142

Accounts receivable are recognized when the right to consideration becomes unconditional. Contract assets are rights to consideration in exchange for services that Tripadvisor has transferred to a customer when that right is conditional on something other than the passage of time, such as commission payments that are contingent upon the completion of the service by the principal in the transaction. Contract assets increased during the first half of 2022, because of increase in consumer travel demand, and increased utilization of Tripadvisor’s cost-per-action model by travel partners.

Contract liabilities generally include payments received in advance of performance under the contract, and are realized as revenue as the performance obligation to the customer is satisfied, which Tripadvisor presents as deferred revenue on its consolidated balance sheets. As of January 1, 2022, Tripadvisor had $36 million recorded as deferred revenue on its condensed consolidated balance sheet, of which $8 million and $26 million were recognized as revenue during the three and six months ended June 30, 2022, respectively. During the three months ended June 30, 2022, refunds due to cancellations by travelers were not material, while $2 million was refunded due to cancellations by travelers during the six months ended June 30, 2022. As of January 1, 2021, Tripadvisor had $28 million recorded as deferred revenue in the condensed consolidated balance sheet, of which $6 million and $17 million were recognized as revenue and $1 million and $3 million were refunded due to cancellations by travelers during the three and six months ended June 30, 2021, respectively.

The difference between the opening and closing balances of Tripadvisor’s deferred revenue primarily results from the timing differences between when Tripadvisor receives customer payments and the time in which Tripadvisor satisfies its performance obligations. The difference between the opening and closing balances of Tripadvisor’s contract assets primarily results from the timing difference between when Tripadvisor satisfies its performance obligations and the time when the principal completes the service in the transaction. There were no significant changes in contract assets or deferred revenue during the three and six months ended June 30, 2022 and 2021 related to business combinations, impairments, cumulative catch-ups or other material adjustments. However, to the extent the COVID-19 pandemic resurges, or new variants emerge, Tripadvisor may incur additional significant and unanticipated cancellations by consumers related to future travel, accommodations and tour bookings, which had been reserved by travelers and recorded as deferred revenue as of June 30, 2022.

(3) Stock-Based Compensation

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

LIBERTY TRIPADVISOR HOLDINGS, INC.

Notes to Condensed Consolidated Financial Statements

(unaudited)

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

Included in the accompanying condensed consolidated statements of operations are the following amounts of stock-based compensation, the majority of which relates to Tripadvisor as discussed below:

	Three months ended		Six months ended
	June 30,		June 30,
	2022	2021	2022	2021

	amounts in millions
Operating expense	$10	13	19	25
Selling, general and administrative expense	13	20	26	38
	$23	33	45	63

Stock-based compensation expense related to Tripadvisor was $21 million and $32 million for the three months ended June 30, 2022 and 2021, respectively, and $43 million and $61 million for the six months ended June 30, 2022 and 2021, respectively.

TripCo - Outstanding Awards

The following tables present the number and weighted average exercise price (“WAEP”) of the Awards to purchase TripCo common stock granted to certain officers, employees and directors of the Company, as well as the weighted average remaining contractual life and aggregate intrinsic value of the Awards.

Weighted
average
			remaining	Aggregate
			contractual	intrinsic
	Series A	WAEP	life	value
	in thousands		in years	in millions
Outstanding at January 1, 2022	1,129	$7.20
Granted	—	$—
Exercised	—	$—
Forfeited/Cancelled	—	$—
Outstanding at June 30, 2022	1,129	$7.20	4.6	$—
Exercisable at June 30, 2022	512	$10.47	3.7	$—

Weighted
average
			remaining	Aggregate
			contractual	intrinsic
	Series B	WAEP	life	value
	in thousands		in years	in millions
Outstanding at January 1, 2022	2,397	$21.93
Granted	—	$—
Exercised	—	$—
Forfeited/Cancelled	—	$—
Outstanding at June 30, 2022	2,397	$21.93	3.2	$3
Exercisable at June 30, 2022	2,397	$21.93	3.2	$3

During the six months ended June 30, 2022, TripCo granted 367 thousand performance-based RSUs of Series B TripCo common stock to our CEO in connection with his employment agreement. The RSUs had a GDFV of $2.04 per

LIBERTY TRIPADVISOR HOLDINGS, INC.

Notes to Condensed Consolidated Financial Statements

(unaudited)

share at the time they were granted.  The RSUs cliff vest one year from the month of grant, subject to the satisfaction of certain performance objectives. Performance objectives, which are subjective, are considered in determining the timing and amount of the compensation expense recognized. When the satisfaction of the performance objectives becomes probable, the Company records compensation expense. The probability of satisfying the performance objectives is assessed at the end of each reporting period.

As of June 30, 2022, the total unrecognized compensation cost related to unvested Awards was approximately $5.1 million. Such amount will be recognized in the Company's condensed consolidated statements of operations over a weighted average period of approximately 1.9 years.

As of June 30, 2022, TripCo reserved 3.5 million shares of Series A and Series B common stock for issuance under exercise privileges of outstanding stock Awards.

Tripadvisor Equity Grant Awards

The following table presents the number and WAEP of the Awards to purchase Tripadvisor common stock (“TRIP common stock”) granted to certain officers, employees and directors of Tripadvisor.

			Weighted
			average
	Tripadvisor		remaining	Aggregate
	stock		contractual	intrinsic
	options	WAEP	life	value
	in thousands		in years	in millions
Outstanding at January 1, 2022	5,671	$47.03
Granted	45	$25.84
Exercised	(7)	$24.32
Cancelled or expired	(906)	$44.53
Outstanding at June 30, 2022	4,803	$47.34	5.0	$—
Exercisable at June 30, 2022	3,476	$51.47	4.0	$—

The weighted average GDFV of options granted was $12.13 per share for the six months ended June 30, 2022.

As of June 30, 2022, the total unrecognized compensation cost related to unvested Tripadvisor stock options was approximately $11 million and will be recognized over a weighted average period of approximately 2.3 years. The total intrinsic value of stock options exercised was not material for the six months ended June 30, 2022 and $8 million for the six months ended June 30, 2021.

Additionally, during the six months ended June 30, 2022, Tripadvisor granted approximately 5 million units, vested and released approximately 2 million units, and had cancellations of approximately 882 thousand units, which included primarily service-based RSUs, as well as a limited number of market-based restricted stock units (“MSUs”) under the 2018 Stock and Annual Incentive Plan. The RSUs’ fair value was measured based on the quoted price of TRIP common stock at the date of grant. As the MSUs provide for vesting based upon Tripadvisor’s total shareholder return, or “TSR,” performance, the potential outcomes of future stock prices and TSR of Tripadvisor and the Nasdaq Composite Total Return Index, was used to calculate the GDFV of these awards. The weighted average GDFV for RSUs and MSUs granted, vested and released, and cancelled during the six months ended June 30, 2022 was $26.86 per share, $41.52 per share, and $33.69 per share, respectively. As of June 30, 2022, the total unrecognized compensation cost related to Tripadvisor RSUs and MSUs was approximately $212 million and will be recognized over a weighted average period of approximately 3.0 years.

LIBERTY TRIPADVISOR HOLDINGS, INC.

Notes to Condensed Consolidated Financial Statements

(unaudited)

(4) Earnings (Loss) Per Common Share (EPS)

Basic earnings (loss) per common share (“EPS”) is computed by dividing net earnings (loss) attributable to common shareholders by the weighted average number of common shares outstanding (“WASO”) for the period. Diluted EPS presents the dilutive effect on a per share basis of potential common shares as if they had been converted at the beginning of the periods presented. Excluded from EPS for both of the three and six months ended June 30, 2022 are 3 million of potential common shares due to stock options because their inclusion would be antidilutive, and excluded from EPS for both of the three and six months ended June 30, 2021 are less than a million of potential common shares due to stock options because their inclusion would be antidilutive. Also excluded from EPS for the six months ended June 30, 2021, because their inclusion would be antidilutive, were 7 million shares that were contingently issuable at the Company’s election pursuant to an exercise of the Put Option (defined and described in note 8), as calculated in accordance with the terms of the Certificate of Designations for the Series A Preferred Stock. On March 29, 2021, pursuant to the Repurchase Agreement (described and defined in note 8), the Put Option no longer exists. The contingently issuable shares pursuant to the Put Option were calculated for the period that the Put Option was outstanding.

	Liberty TripAdvisor Holdings Common Stock
	Three months ended		Six months ended
	June 30,		June 30,
	2022	2021	2022	2021

	number of shares in millions
Numerator
Net earnings (loss) attributable to Liberty TripAdvisor Holdings, Inc. shareholders	$67	153	40	63
Less: Series A Preferred Stock carrying value adjustment and transaction costs	—	—	—	370
Net earnings (loss) available to common shareholders	$67	153	40	(307)
Denominator
Basic WASO	76	76	76	75
Potentially dilutive shares	1	2	1	2
Diluted WASO	77	78	77	77

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

LIBERTY TRIPADVISOR HOLDINGS, INC.

Notes to Condensed Consolidated Financial Statements

(unaudited)

The Company’s assets and liabilities measured at fair value are as follows:

	June 30, 2022			December 31, 2021
		Quoted prices	Significant		Quoted prices	Significant
		in active	other		in active	other
		markets for	observable		markets for	observable
		identical assets	inputs		identical assets	inputs
Description	Total	(Level 1)	(Level 2)	Total	(Level 1)	(Level 2)

	amounts in millions
Cash equivalents	$282	32	250	35	35	—
TripCo Exchangeable Senior Debentures due 2051	$227	—	227	268	—	268
Financial instrument liabilities, net	$28	—	28	85	—	85

As of June 30, 2022, Tripadvisor had $250 million of term deposits with maturities of 90 days or less in major global financial institutions. Tripadvisor generally classifies cash equivalents and marketable securities, if any, within Level 1 and Level 2 as it values these financial instruments using quoted market prices (Level 1) or alternative pricing sources (Level 2). Fair values for Level 2 investments are considered Level 2 valuations because they are obtained from independent pricing sources for identical or comparable instruments, rather than direct observations of quoted prices in active markets.

The fair value of TripCo’s 0.50% Exchangeable Senior Debentures due 2051 (the “Debentures”) is based on quoted market prices but the Debentures are not considered to be traded on “active markets.” Accordingly, they are reported in the foregoing table as Level 2 fair value.

On March 9, 2020, TripSPV, a wholly owned subsidiary of the Company, entered into a variable prepaid forward transaction (the “VPF”) with a financial institution with respect to 2.4 million shares of TRIP common stock held by the Company with a forward floor price of $17.25 per share and a forward cap price of $26.84 per share. Pursuant to the terms of the VPF, TripSPV received a prepayment of $34 million on March 17, 2020 (see note 7). The fair value of the VPF (Level 2) was $5 million as of June 30, 2022 and is included in other current assets in the condensed consolidated balance sheet, as the VPF matures in less than one year. As a result of the Repurchase Agreement, as described in note 8, TripCo determined the Series A Preferred Stock required liability treatment and needed to be bifurcated between a debt host and derivative (the “Preferred Stock Derivative”). The Preferred Stock Derivative was recorded at fair value upon the reclassification from temporary equity.  Changes in the fair values of the VPF and Preferred Stock Derivative are recognized in realized and unrealized gains (losses) on financial instruments in the condensed consolidated statements of operations.

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

LIBERTY TRIPADVISOR HOLDINGS, INC.

Notes to Condensed Consolidated Financial Statements

(unaudited)

Realized and Unrealized Gains (Losses) on Financial Instruments

Realized and unrealized gains (losses) on financial instruments are comprised of changes in the fair value of the following:

	Three months ended		Six months ended
	June 30,		June 30,
	2022	2021	2022	2021

	amounts in millions
TripCo Exchangeable Senior Debentures due 2051	$8	36	—	26
Financial instrument liabilities, net	61	136	57	81
Tripadvisor foreign currency forward contracts	2	—	2	—
	$71	172	59	107

The Company has elected to account for the Debentures using the fair value option. Changes in the fair value of the Debentures and financial instrument liabilities recognized in the condensed consolidated statement of operations are primarily due to market factors primarily driven by changes in the fair value of the underlying shares of the financial instruments. During the six months ended June 30, 2021, the fair value adjustment recognized in the condensed consolidated statement of operations included approximately $5 million of debt issuance costs related to the Debentures. The Company isolates the portion of the unrealized gain (loss) attributable to the change in the instrument specific credit risk and recognizes such amount in other comprehensive earnings (loss).  The change in the fair value of the Debentures attributable to changes in the instrument specific credit risk was a gain of $37 million and a gain of $4 million for the three months ended June 30, 2022 and 2021, respectively, and a gain of $41 million and a gain of $8 million for the six months ended June 30, 2022 and 2021, respectively.  The cumulative change was a gain of $48 million as of June 30, 2022, net of the recognition of previously unrecognized gains and losses.

(6) Goodwill and Other Intangible Assets

The Company changed its reportable segments in the second quarter of 2022 (see note 11).    Goodwill was allocated to the new reportable segments as indicated in the table below.

	Hotels, Media & Platform	Experiences & Dining	Other	Tripadvisor Core	Viator	TheFork	Total

	(in millions)
Balance as of December 31, 2021	$1,650	344	226	—	—	—	2,220
Foreign currency translation adjustments	—	(18)	(4)	—	—	—	(22)
Allocation to new segment	(1,650)	(326)	(222)	1,977	120	101	—
Balance at June 30, 2022	$—	—	—	1,977	120	101	2,198

Following the change in reportable segments, the new reporting units are as follows: (1) Tripadvisor Core, (2) Viator, and (3) TheFork, for the purpose of goodwill impairment testing. As a result of this reporting unit change, we performed a qualitative goodwill impairment assessment of our legacy and current reporting units and determined that it was more likely than not that the respective fair values of the legacy and current reporting units were greater than their respective carrying values.

There were no goodwill impairment charges recognized to our condensed consolidated statements of operations during the three and six months ended June 30, 2022 and 2021. As of both June 30, 2022 and December 31, 2021, accumulated goodwill impairment losses totaled $1,571 million.

LIBERTY TRIPADVISOR HOLDINGS, INC.

Notes to Condensed Consolidated Financial Statements

(unaudited)

(7) Debt

Outstanding debt at June 30, 2022 and December 31, 2021 is summarized as follows:

	June 30,	December 31,
	2022	2021

	amounts in millions
TripCo Exchangeable Senior Debentures due 2051	$227	268
TripCo variable prepaid forward	41	41
Tripadvisor Credit Facility	—	—
Tripadvisor Senior Notes due 2025	500	500
Tripadvisor Convertible Senior Notes due 2026	345	345
Deferred financing costs	(10)	(11)
Total consolidated TripCo debt	1,103	1,143
Debt classified as current	(41)	—
Total long-term debt	$1,062	1,143

TripCo Exchangeable Senior Debentures due 2051

On March 25, 2021, TripCo issued $300 million aggregate original principal amount of the Debentures.  Pursuant to the terms of the offering, on March 31, 2021, the initial purchasers notified the Company of their intention to exercise the option to purchase $30 million aggregate original principal amount of additional Debentures. The additional Debentures were issued on April 5, 2021. Upon an exchange of Debentures, TripCo, at its option, may deliver shares of TRIP common stock or the value thereof in cash or a combination of shares of TRIP common stock and cash. Initially, 14.3299 shares of TRIP common stock are attributable to each $1,000 original principal amount of Debentures, representing an initial exchange price of approximately $69.78 for each share of TRIP common stock. A total of approximately 4.7 million shares of TRIP common stock are attributable to the Debentures. Interest is payable quarterly on March 31, June 30, September 30 and December 31 of each year, commencing June 30, 2021. The Debentures may be redeemed by TripCo, in whole or in part, on or after March 27, 2025. Holders of Debentures also have the right to require TripCo to purchase their Debentures on March 27, 2025. The redemption and purchase price will generally equal 100% of the adjusted principal amount of the Debentures plus accrued and unpaid interest to the redemption date, plus any final period distribution. As of June 30, 2022, a holder of the Debentures does not have the ability to exchange and, accordingly, the Debentures are classified as long-term debt in the condensed consolidated balance sheet.

TripCo used a portion of the net proceeds from the sale of the Debentures to fund the cash portion of the purchase price for the repurchase of a portion of the Series A Preferred Stock (see note 8 below).

Variable Prepaid Forward

In connection with the VPF entered into on March 9, 2020, as described in note 5, TripCo received a prepayment of $34 million on March 17, 2020. The term of the VPF is three years. At maturity, the accreted loan amount due will be approximately $42 million.  As of June 30, 2022, 2.4 million shares of TRIP common stock, with a value of approximately $43 million, were pledged as collateral pursuant to the VPF contract. The VPF is included in the current portion of debt line item in the condensed consolidated balance sheet as of June 30, 2022 as it matures in less than one year.

Tripadvisor Credit Facility

Tripadvisor is party to a credit agreement with a group of lenders, initially entered into in June 2015 (as amended, the “Credit Agreement”), which, among other things, provides for a $500 million secured revolving credit facility (the “Credit Facility”) with a maturity date of May 12, 2024. Tripadvisor may borrow from the Credit Facility in U.S. dollars and

LIBERTY TRIPADVISOR HOLDINGS, INC.

Notes to Condensed Consolidated Financial Statements

(unaudited)

Euros. In addition, Tripadvisor’s Credit Facility includes $15 million of borrowing capacity available for letters of credit and $40 million for Swing Line borrowings on same-day notice. The Credit Facility, among other things, requires Tripadvisor to maintain a maximum leverage ratio and contains certain customary affirmative covenants and events of default, including a change of control.

As of June 30, 2022 and December 31, 2021, Tripadvisor had no outstanding borrowings under the Credit Facility and had issued $3 million of undrawn standby letters of credit under the Credit Facility. For the three months ended June 30, 2022, total interest expense and commitment fees on the Credit Facility was not material, while during the six months ended June 30, 2022, Tripadvisor recorded interest expense and total commitment fees on the Credit Facility of $1 million to interest expense on the condensed consolidated statement of operations. For both of the three and six months ended June 30, 2021, Tripadvisor recorded total interest expense and commitment fees on its Credit Facility of $1 million to interest expense on the condensed consolidated statements of operations.

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

Tripadvisor remained in the Leverage Covenant Holiday as of June 30, 2022. Based on Tripadvisor’s existing leverage ratio, any outstanding or future borrowings under the Credit Facility generally bear interest, at Tripadvisor’s option, at a rate per annum equal to either (i) the Eurocurrency Borrowing rate, or the adjusted LIBO rate for the interest period in effect for such borrowing; plus an applicable margin ranging from 1.25% to 2.00% (“Eurocurrency Spread”) with a London Inter-Bank Offered Rate (“LIBOR”) floor of 1.00% per annum; or (ii) the Alternate Base Rate (“ABR”) Borrowing, which is the greatest of (a) the Prime Rate in effect on such day, (b) the New York Fed Bank Rate in effect on such day plus 1/2 of 1.00% per annum, and (c) the Adjusted LIBO Rate (or LIBO rate multiplied by the Statutory Reserve Rate) for an interest period of one month plus 1.00%; in addition to an applicable margin ranging from 0.25% to 1.00% (“ABR Spread”). In addition, based on Tripadvisor’s existing leverage ratio, it is required to pay a quarterly commitment fee, at an applicable rate ranging from 0.15% to 0.30% as of June 30, 2022, on the daily unused portion of the Credit Facility for each fiscal quarter during the Leverage Covenant Holiday and in connection with the issuance of letters of credit.

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

LIBERTY TRIPADVISOR HOLDINGS, INC.

Notes to Condensed Consolidated Financial Statements

(unaudited)

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

Tripadvisor has the option to redeem all or a portion of the 2025 Senior Notes at the redemption prices set forth in the 2025 Indenture, plus accrued and unpaid interest, if any.  Subject to certain limitations, in the event of a Change of Control Triggering Event (as defined in the 2025 Indenture), Tripadvisor will be required to make an offer to purchase the 2025 Senior Notes at a price equal to 101% of the aggregate principal amount of the 2025 Senior Notes repurchased, plus accrued and unpaid interest, if any, to the date of repurchase. These features have been evaluated as embedded derivatives under GAAP, however, Tripadvisor has concluded they do not meet the requirements to be accounted for separately.

As of June 30, 2022, Tripadvisor estimated the fair value of its outstanding 2025 Senior Notes to be approximately $487 million and considered the Senior Notes to be a “Level 2” fair value measurement. The estimated fair value of the 2025 Senior Notes was based on recently reported market transactions and/or prices for identical or similar financial instruments obtained from a third-party pricing source.

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

2026 Convertible Senior Notes

On March 25, 2021, Tripadvisor sold, pursuant to a purchase agreement $300 million aggregate principal amount of 0.25% Convertible Senior Notes due 2026 (the “2026 Convertible Senior Notes”) in a private offering to qualified institutional buyers. Tripadvisor granted the initial purchasers an over-allotment option that provided the initial purchasers of the 2026 Convertible Senior Notes with the option to purchase an additional $45 million aggregate principal amount of the 2026 Convertible Senior Notes; such over-allotment option was fully exercised. In connection with the issuance of the 2026 Convertible Senior Notes, Tripadvisor entered into an Indenture, dated March 25, 2021 (the “2026 Indenture”), among Tripadvisor, the guarantors party thereto and the trustee. The terms of the 2026 Convertible Senior Notes are governed by the 2026 Indenture. The 2026 Convertible Senior Notes mature on April 1, 2026, unless earlier converted, redeemed or repurchased. The 2026 Convertible Senior Notes are senior unsecured obligations of Tripadvisor, although guaranteed by certain of Tripadvisor’s domestic subsidiaries, with interest payable semiannually in arrears on April 1 and October 1 of each year, which began on October 1, 2021.  As of June 30, 2022 and December 31, 2021, unpaid interest on Tripadvisor’s 2026 Senior Notes was not material.

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

LIBERTY TRIPADVISOR HOLDINGS, INC.

Notes to Condensed Consolidated Financial Statements

(unaudited)

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

Tripadvisor accounts for the 2026 Convertible Senior Notes as a liability measured at its amortized cost, and no other features of the 2026 Convertible Senior Notes are bifurcated and recognized as a derivative. The proceeds from the issuance of the 2026 Convertible Senior Notes were approximately $340 million, net of debt issuance costs of $5 million comprised primarily of the initial purchasers’ discount and Tripadvisor used a portion of the proceeds from the 2026 Convertible Senior Notes to enter into capped call transactions (discussed below). Tripadvisor intends to use the remainder of the proceeds from this offering for general corporate purposes, which may include repayment of debt, including the partial redemption and/or purchase of its 2025 Senior Notes prior to maturity. The debt issuance costs will be amortized over the remaining term of the 2026 Convertible Senior Notes, using the effective interest rate method, and recorded to interest expense. During both the three and six months ended June 30, 2022, the effective interest rate, including the debt issuance costs, was approximately 0.50% and total interest expense on the 2026 Convertible Senior Notes was not material in any

LIBERTY TRIPADVISOR HOLDINGS, INC.

Notes to Condensed Consolidated Financial Statements

(unaudited)

period. During both the three and six months ended June 30, 2021, the effective interest rate, including debt issuance costs, was approximately 0.60% and total interest expense on the 2026 Convertible Senior Notes was not material in any period.

The 2026 Convertible Senior Notes are unsecured and do not contain any financial covenants, restrictions on dividends, incurrence of senior debt or other indebtedness, or restrictions on the issuance or repurchase of securities by the Company.

As of June 30, 2022, Tripadvisor estimated the fair value of its outstanding 2026 Convertible Senior Notes to be approximately $262 million and considered the 2026 Convertible Senior Notes to be a “Level 2” fair value measurement. The estimated fair value of the 2026 Convertible Senior Notes was based on recently reported market transactions and/or prices for identical or similar financial instruments obtained from a third-party pricing source.

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

The Capped Calls are considered indexed to Tripadvisor’s own stock and are considered equity under GAAP. The Capped Calls are reported as a reduction to additional paid-in-capital and noncontrolling interest in equity of subsidiaries within stockholders’ equity as of June 30, 2022 and December 31, 2021, respectively. In addition, Tripadvisor recorded a deferred tax asset of $9 million associated with the Capped Calls on the condensed consolidated balance sheets during the three months ended March 31, 2021, as it made an income tax election allowable under Internal Revenue Service regulations in order to recover the cost of the Capped Calls as interest expense on the condensed consolidated statement of operations only over the term of the 2026 Convertible Senior Notes.

Debt Covenants

As of June 30, 2022, Tripadvisor was in compliance with its debt covenants.

LIBERTY TRIPADVISOR HOLDINGS, INC.

Notes to Condensed Consolidated Financial Statements

(unaudited)

(8) Redeemable Preferred Stock

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

There were 187,414 shares of Series A Preferred Stock authorized, issued and outstanding at June 30, 2022 and December 31, 2021.

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

LIBERTY TRIPADVISOR HOLDINGS, INC.

Notes to Condensed Consolidated Financial Statements

(unaudited)

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

(9) Stockholders’ Equity

Preferred Stock

TripCo’s preferred stock is issuable, from time to time, with such powers, designations, preferences and relative, participating, optional or other rights and qualifications, limitations or restrictions thereof, as shall be stated and expressed in a resolution or resolutions providing for the issue of such preferred stock adopted by TripCo’s Board of Directors.  See note 8 for a description of TripCo’s Series A Preferred Stock.

Common Stock

Series A common stock entitles the holders to one vote per share, Series B common stock entitles the holders to ten votes per share and Series C common stock, except as otherwise required by applicable law, entitles the holder to no voting rights.  As of June 30, 2022, no shares of Series C common stock have been issued. All series of TripCo common stock participate on an equal basis with respect to dividends and distributions.

Subsidiary Purchases of Common Stock

As of June 30, 2022, Tripadvisor had approximately $75 million remaining available to repurchase shares of its common stock under its share repurchase program.

(10) Commitments and Contingencies

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

(11) Segment Information

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

LIBERTY TRIPADVISOR HOLDINGS, INC.

Notes to Condensed Consolidated Financial Statements

(unaudited)

In the second quarter of 2022, as part of a continuous review of our business we realigned the reportable segment information which our chief operating decision maker, or CODM, regularly assesses to evaluate performance for operating decision-making purposes, including evaluation and allocation of resources. The revised segment reporting structure includes the following reportable segments: (1) Tripadvisor Core; (2) Viator; and (3) TheFork.

●	Tripadvisor Core – This segment includes Tripadvisor-branded hotels revenue, Tripadvisor-branded display and platform revenue, Tripadvisor experiences and dining revenue, which consists of intercompany (intersegment) revenue related to affiliate marketing commissions earned from experience and restaurant reservation bookings on Tripadvisor-branded websites and mobile apps, fulfilled by Viator and TheFork, respectively, as well as cruises, rentals, flights and cars revenue.
●	Viator – Tripadvisor provides information and services for consumers to research and book tours, activities and experiences in popular travel destinations through Viator.
●	TheFork – Tripadvisor provides information and services for consumers to research and book restaurants in popular travel destinations through this dedicated restaurant reservations offering.

All prior period segment disclosure information has been reclassified to conform to the current reporting structure in this Form 10-Q. These reclassifications had no effect on the condensed consolidated financial statements in any period. TripCo’s accounting policies are the same as those described in the Summary of Significant Accounting Policies included in the Annual Report on Form 10-K for the year ended December 31, 2021 with the exception of the revised revenue recognition policy in note 2.

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

The segment disclosure includes intersegment revenues, which consist of affiliate marketing fees for services provided by the Tripadvisor Core segment to both the Viator and TheFork segments. These intersegment transactions are recorded by each segment at amounts that approximate fair value as if the transactions were between third parties, and therefore, impact segment performance. However, the revenue and corresponding expense are eliminated in consolidation. The elimination of such intersegment transactions is included within Corporate and eliminations in the tables below.

Performance Measures

	Three months ended June 30,
	2022		2021
	Revenue	Adjusted OIBDA	Revenue	Adjusted OIBDA

	amounts in millions
Tripadvisor Core	$274	116	184	49
Viator	136	—	40	(13)
TheFork	32	(7)	18	(11)
Corporate and eliminations	(25)	(1)	(7)	(3)
Consolidated TripCo	$417	108	235	22

LIBERTY TRIPADVISOR HOLDINGS, INC.

Notes to Condensed Consolidated Financial Statements

(unaudited)

	Six months ended June 30,
	2022		2021
	Revenue	Adjusted OIBDA	Revenue	Adjusted OIBDA

	amounts in millions
Tripadvisor Core	$465	172	291	55
Viator	192	(20)	52	(26)
TheFork	58	(15)	24	(30)
Corporate and eliminations	(36)	(4)	(9)	(6)
Consolidated TripCo	$679	133	358	(7)

In addition, we do not report assets, capital expenditures and related depreciation expense by segment as our Chief Operating Decision Maker (“CODM”) does not use this information to evaluate operating segments. Accordingly, we do not regularly provide such information by segment to our CODM.

The following table provides a reconciliation of Adjusted OIBDA to Operating income (loss) and Earnings (loss) before income taxes:

	Three months ended		Six months ended
	June 30,		June 30,
	2022	2021	2022	2021

	amounts in millions
Adjusted OIBDA	$108	22	133	(7)
Stock-based compensation	(23)	(33)	(45)	(63)
Depreciation and amortization	(25)	(38)	(50)	(76)
Operating income (loss)	60	(49)	38	(146)
Interest expense	(16)	(16)	(33)	(27)
Realized and unrealized gains (losses), net	71	172	59	107
Other, net	(2)	1	(3)	(1)
Earnings (loss) before income taxes	$113	108	61	(67)

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Certain statements in this Quarterly Report on Form 10-Q constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, including statements regarding our business and marketing strategies; the impacts of the coronavirus pandemic (“COVID-19”); improvements in revenue and the travel market; cost reduction measures and related impacts; covenant compliance; our projected sources and uses of cash; consumer demand; anticipated debt obligations; fluctuations in interest rates and foreign exchange rates; and the anticipated impact of certain contingent liabilities related to tax rules and other matters arising in the ordinary course of business. Forward-looking statements inherently involve many risks and uncertainties that could cause actual results to differ materially from those projected in these statements. Where, in any forward-looking statement, we express an expectation or belief as to future results or events, such expectation or belief is expressed in good faith and believed to have a reasonable basis, but such statements necessarily involve risks and uncertainties and there can be no assurance that the expectation or belief will result or be achieved or accomplished. The following include some but not all of the factors that could cause actual results or events to differ materially from those anticipated:

●	our ability to obtain cash in amounts sufficient to service our financial obligations and other commitments due to the fact we are a holding company;
●	our ability to access the cash that Tripadvisor, Inc. (“Tripadvisor”) generates from its operating activities;
●	the ability of our Company and Tripadvisor to obtain additional financing, or refinance our existing indebtedness, on acceptable terms;
●	the existence of our 8% Series A Cumulative Redeemable Preferred Stock, par value $0.01 per share (the “Series A Preferred Stock”), and its rights, preferences and privileges that are not held by, and are preferential to, the rights of our common stockholders;
●	our ability to realize the full value of our intangible assets;
●	the impacts of COVID-19, including any existing or future variants;
●	declines or interruptions in the worldwide travel industry, including as a result of health concerns, natural disasters, terrorist attacks, armed conflicts, civil or political unrest or other events outside Tripadvisor’s control;
●	Tripadvisor’s ability to attract a significant amount of visitors and cost-effectively convert these visitors into revenue-generating consumers;
●	failure of internet search engines and application marketplaces to continue to prominently display links to Tripadvisor’s websites;
●	Tripadvisor’s performance marketing efficiency and the general effectiveness of its advertising and marketing efforts;
●	reduction in spending by advertisers on Tripadvisor’s platforms or the loss of Tripadvisor’s significant travel partners;
●	Tripadvisor’s failure to maintain, protect or enhance its brands;
●	the ability of Tripadvisor to offer compelling products on mobile devices or continue to operate effectively on such platforms;
●	declines or disruptions in the economy in general and in the travel industry in particular;
●	failure of Tripadvisor to effectively compete in the global environment in which it operates;
●	Tripadvisor’s failure to adapt to technological developments or industry trends;
●	the ability of Tripadvisor to innovate and provide products, services and features that are useful to consumers;
●	Tripadvisor’s potential for prioritizing rapid innovation and consumer experience over short-term financial results;
●	the ability of Tripadvisor to maintain a quality of traffic in its network to provide value to its travel partners;
●	real or perceived inaccuracies of the assumptions and estimates and data Tripadvisor relies on to calculate certain of its key metrics;
●	the ability of Tripadvisor to hire, retain and motivate the highly skilled personnel it relies on;

●	disruptions resulting from any acquisitions, investments, significant commercial arrangements and/or new business strategies;
●	risks due to Tripadvisor operating in many jurisdictions inside and outside the U.S.;
●	claims, lawsuits, government investigations and other proceedings which Tripadvisor is regularly subject to;
●	the ability of Tripadvisor to protect its intellectual property from copying or use by others;
●	risks due to Tripadvisor’s processing, storage and use of personal information and other data;
●	risks associated with the facilitation of payments from consumers, including fraud and compliance with evolving rules and regulations and reliance on third parties;
●	risks resulting from system security issues, data protection breaches, cyberattacks and system outage issues;
●	Tripadvisor’s indebtedness and the resulting impacts on its business and financial condition;
●	limitations imposed by the various covenants in Tripadvisor’s credit facilities and indenture;
●	risks related to the 2026 Convertible Senior Notes (defined in note 7 to the accompanying condensed consolidated financial statements) and the associated capped calls;
●	fluctuation of Tripadvisor’s financial results;
●	factors that determine Tripadvisor’s effective income tax rate;
●	changes in tax laws that affect Tripadvisor or the examination of Tripadvisor’s tax positions;
●	changes in the tax treatment of companies engaged in e-commerce;
●	challenges by tax authorities in the jurisdictions where Tripadvisor operates;
●	fluctuation in foreign currency exchange rates which affect Tripadvisor; and
●	risks associated with our stock price being disproportionately affected by the results of operations of Tripadvisor and developments in its business.

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

Overview

The accompanying financial statements and the other information herein refer to Liberty TripAdvisor Holdings, Inc. and its controlled subsidiaries as “TripCo,” “Consolidated TripCo,” the “Company,” “us,” “we” and “our” unless the context otherwise requires. We own an approximate 21% economic interest and 57% voting interest in Tripadvisor as of June 30, 2022. All significant intercompany accounts and transactions have been eliminated in the accompanying condensed consolidated financial statements.

In the second quarter of 2022, as part of a continuous review of our business, we realigned the reportable segment information which our chief operating decision maker, or CODM, regularly assesses to evaluate performance for operating decision-making purposes, including evaluation and allocation of resources. The revised segment reporting structure includes the following reportable segments: (1) Tripadvisor Core; (2) Viator; and (3) TheFork. For further information, including the change in segments and principal revenue streams within these segments, refer to note 2, note 6 and note 11 to the accompanying condensed consolidated financial statements. All prior period segment disclosure information has been reclassified to conform to the current reporting structure in this Form 10-Q. These reclassifications had no effect on the condensed consolidated financial statements in any period.

In December 2019, COVID-19 was reported in Wuhan, China, and on March 11, 2020 was declared a global pandemic, followed by government travel restrictions and quarantine orders around the globe. The COVID-19 pandemic caused significant negative impact on the travel, leisure, hospitality, and restaurant industries (collectively, the “travel industry”) and consequently adversely and materially affected Tripadvisor’s business, results of operations, liquidity and financial condition beginning in early 2020 and throughout that year. Although continuing to materially impact Tripadvisor’s business during 2021, these trends generally improved, although unevenly at times throughout 2021, with continuous improvement seen during the first six months of 2022. Tripadvisor experienced a return to near parity with pre-COVID-19 revenue levels during the second quarter of 2022, given what it believes to be pent-up consumer demand for travel industry related services, as well as continued easing of government travel restrictions.

Traffic trends on Tripadvisor’s platform, a leading indicator of consumer travel demand, have improved substantially since the trough of significant declines seen in March and April 2020. By means of showing a comparison to a pre-COVID-19 timeframe, average monthly unique users on Tripadvisor-branded websites during the second quarter of 2022 was approximately 83% of 2019’s comparable period, an increase from approximately 70% of 2019’s comparable period during the second quarter of 2021. Consolidated revenue for the three and six months ended June 30, 2022 was $417 million, an increase of 77%, and $679 million, an increase of 90%, respectively, when compared to the same periods in 2021. In addition, by means of showing a comparison to a pre-COVID-19 timeframe, consolidated revenue for the second quarter of 2022 nearly reached parity with 2019’s comparable period, an increase from approximately 56% of 2019’s comparable period during the second quarter of 2021.

Tripadvisor continues to be subject to risks and uncertainties related to the COVID-19 pandemic. Continued widespread vaccine distributions, efficacy against existing variants (e.g., Delta, Omicron, and BA.5) and future variants, if any, of COVID-19, whether there will be resurgences of the virus and subsequent government restrictions, the extent and effectiveness of containment actions taken, and whether consumers' demand for travel and hospitality services continue to be or become negatively impacted remain uncertain. Tripadvisor continues to believe the travel industry, and its financial results, would be adversely and materially affected upon a resurgence of existing COVID-19 variants or if new variants emerge which result in reinstated travel bans and/or other government restrictions and mandates, all of which negatively impact consumer demand, sentiment and discretionary spending patterns.

Although uncertainty remains, Tripadvisor has generally seen continuous, albeit uneven, improvement in the travel market throughout 2021, and during the first half of 2022, given what Tripadvisor believes to be continued pent-up consumer demand for travel industry related services.

On March 15, 2020, TripCo entered into an agreement with Certares LTRIP LLC, with respect to 325,000 shares of TripCo’s newly-created Series A Preferred Stock.  On March 29, 2021 and April 6, 2021, TripCo repurchased a portion of the Series A Preferred Stock.  See note 8 to the accompanying condensed consolidated financial statements.

Results of Operations—Consolidated—June 30, 2022 and 2021

General.  We provide in the tables below information regarding our consolidated Operating Results and Other Income and Expense.

	Three months ended		Six months ended
	June 30,		June 30,
	2022	2021	2022	2021

	amounts in millions
Revenue
Tripadvisor Core	$274	184	465	291
Viator	136	40	192	52
TheFork	32	18	58	24
Intersegment eliminations	(25)	(7)	(36)	(9)
Total revenue	417	235	679	358
Operating expense	74	60	141	115
SG&A	235	153	405	250
Stock-based compensation	23	33	45	63
Depreciation and amortization	25	38	50	76
Operating income (loss)	60	(49)	38	(146)
Other income (expense):
Interest expense	(16)	(16)	(33)	(27)
Realized and unrealized gains (losses) on financial instruments, net	71	172	59	107
Other, net	(2)	1	(3)	(1)
	53	157	23	79
Earnings (loss) before income taxes	113	108	61	(67)
Income tax (expense) benefit	(22)	6	(23)	23
Net earnings (loss)	$91	114	38	(44)

Adjusted OIBDA	$108	22	133	(7)

Revenue. Tripadvisor Core revenue increased $90 million and $174 million during the three and six months ended June 30, 2022, respectively, when compared to the same periods in the prior year. The increases in Tripadvisor Core revenue are detailed as follows:

	Three months ended		Six months ended
	June 30,		June 30,
	2022	2021	2022	2021

	amounts in millions
Tripadvisor-branded hotels	$188	131	322	205
Tripadvisor-branded display and platform	37	26	63	40
Tripadvisor experience and dining (1)	35	16	56	28
Other	14	11	24	18
Total Tripadvisor Core	$274	184	465	291

(1)Tripadvisor experiences and dining revenue within the Tripadvisor Core segment are shown gross of intersegment (intercompany) revenue, which is eliminated on a consolidated basis. See note 11 to the accompanying condensed consolidated financial statements for a discussion of intersegment revenue.

Tripadvisor-branded hotels revenue primarily includes hotel auction revenue, primarily click-based advertising revenue, and hotel B2B revenue, which includes primarily subscription-based advertising and hotel sponsored placements revenue. For both the three and six months ended June 30, 2022, 69% of Tripadvisor Core segment revenue was derived from Tripadvisor-branded hotels revenue. For the three and six months ended June 30, 2021, 71% and 70%, respectively, of Tripadvisor Core segment revenue was derived from Tripadvisor-branded hotels revenue. Tripadvisor-branded hotels revenue increased $57 million and $117 million during the three and six months ended June 30, 2022, respectively, when compared to the same periods in 2021. This increase was primarily driven by Tripadvisor’s hotel auction revenue across all markets, particularly in the U.S. and Europe, and, to a lesser extent, an increase in hotel auction revenue in the rest of the world, due to rising consumer travel demand and travel industry recovery, and easing of government travel and leisure restrictions related to COVID-19. As consumer travel demand continued to increase during the first half of 2022, Tripadvisor saw continued improvement in hotel auction monetization, as cost-per-click rates during the first half of 2022 were near or exceeded parity of 2019's comparable period, driven by continued strength in the U.S. and improving trends in Europe and the rest of the world, which enabled increased efficient marketing investment on performance channels, enhancing Tripadvisor’s 2022 hotel auction revenue growth.

Tripadvisor-branded display-based advertising revenue increased $11 million and $23 million during the three and six months ended June 30, 2022, respectively, when compared to the same periods in 2021, primarily driven by an increase in marketing spend from Tripadvisor’s advertisers in correlation with increasing consumer demand. While slower to recover than Tripadvisor-branded hotels revenue, Tripadvisor’s display and platform revenue increased 42% and 58% during the three and six months ended June 30, 2022, respectively, when compared to the same periods in 2021. In addition, and by means of also showing a comparison to a pre-COVID-19 timeframe, Tripadvisor-branded display and platform revenue for the three months ended June 30, 2022 was approximately 86% of 2019’s comparable period, an increase from approximately 60% of 2019’s comparable period during the three months ended June 30, 2021, while during the six months ended June 30, 2022, Tripadvisor-branded display and platform revenue reached approximately 78% of 2019’s comparable period, an increase from approximately 49% of 2019’s comparable period during the six months ended June 30, 2021.

Tripadvisor experiences and dining revenue includes intercompany (intersegment) revenue consisting of affiliate marketing commissions earned primarily from experience bookings and, to a lesser extent, restaurant reservation bookings, on Tripadvisor-branded websites and mobile apps that are fulfilled by Viator and TheFork, respectively, which are eliminated on a consolidated basis, in addition to revenue from Tripadvisor’s restaurant service offerings. Tripadvisor experiences and dining revenue increased $19 million and $28 million during the three and six months ended June 30, 2022, respectively, when compared to the same periods in 2021, primarily driven by Tripadvisor’s experiences offering as a result of the growing travel demand recovery driven by the easing of government restrictions and increasing consumer travel demand.

Other revenue includes rentals revenue, in addition to primarily click-based advertising and display-based advertising revenue from cruises, flights and cars offerings on Tripadvisor websites and mobile apps. Other revenue increased $3 million and $6 million during the three and six months ended June 30, 2022, respectively, when compared to the same periods in 2021. The increases during the three and six months ended June 30, 2022 were primarily due to the impact of growing consumer travel demand and increasing travel industry recovery on Tripadvisor’s business, as discussed above.

Viator revenue increased $96 million and $140 million during the three and six months ended June 30, 2022, respectively, when compared to the same periods in 2021.  Tripadvisor began to see improvement in Viator’s financial results during the third quarter of 2021, and this trend continued in the second quarter of 2022, as revenue increased by 240% during the three months ended June 30, 2022, when compared to the same period in 2021, primarily driven by Tripadvisor’s Viator point of sale and as a result of the growing travel demand recovery and the continued easing of government restrictions. By means of showing a comparison to a pre-COVID-19 timeframe, Viator revenue for the second quarter of 2022 was approximately 160% of 2019’s comparable period, an increase from approximately 47% of 2019’s comparable period during the second quarter of 2021.

TheFork segment revenue increased $14 million and $34 million during the three and six months ended June 30, 2022, respectively, when compared to the same periods in 2021, driven by the growing consumer travel demand recovery and various government restrictions on restaurants being lifted.

Operating expense. Operating expense increased $14 million and $26 million for the three and six months ended June 30, 2022, respectively, when compared to the same periods in the prior year primarily due to increases of $12 million and $22 million in cost of revenue, respectively, the majority of which is due to increased direct costs from credit card payment and other revenue-related transaction costs in the Viator segment in direct correlation with an increase in revenue, as Viator serves as the merchant of record for the majority of its experience booking transactions.

Selling, general and administrative. Selling, general and administrative expense increased $82 million and $155 million for the three and six months ended June 30, 2022, respectively, when compared to the same periods in the prior year. The most significant driver of selling, general and administrative expense is selling and marketing costs, which consist of direct selling and marketing costs and indirect costs, such as personnel and overhead. Selling and marketing costs increased $95 million and $163 million during the three and six months ended June 30, 2022, respectively, when compared to the same periods in 2021, primarily due to an increase in Tripadvisor’s search engine marketing (“SEM”) and other online traffic acquisition spend, the substantial majority of which was within the Tripadvisor Core and Viator segments, in response to increasing consumer travel demand as travel activity restrictions ease and the travel industry recovers, and to a lesser extent, increased television advertising campaign spend in TheFork segment. General and administrative costs decreased $12 million and $6 million during the three and six months ended June 30, 2022, respectively, when compared to the same periods in 2021, primarily due to the benefit of non-income tax related government assistance related to COVID-19 relief during the three and six months ended June 30, 2022.

Operating Income (Loss).  Our consolidated operating income increased $109 million and $184 million during the three and six months ended June 30, 2022, respectively, when compared to the same periods in the prior year. Operating income (losses) were impacted by the above explanations.

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

	Three months ended		Six months ended
	June 30,		June 30,
	2022	2021	2022	2021

	amounts in millions
Operating income (loss)	$60	(49)	38	(146)
Stock-based compensation	23	33	45	63
Depreciation and amortization	25	38	50	76
Adjusted OIBDA	$108	22	133	(7)

Adjusted OIBDA is summarized as follows:

	Three months ended		Six months ended
	June 30,		June 30,
	2022	2021	2022	2021

	amounts in millions
Adjusted OIBDA
Tripadvisor Core	$116	49	172	55
Viator	—	(13)	(20)	(26)
TheFork	(7)	(11)	(15)	(30)
Corporate	(1)	(3)	(4)	(6)
Consolidated TripCo	$108	22	133	(7)

Consolidated Adjusted OIBDA increased $86 million and $140 million during the three and six months ended June 30, 2022, respectively, when compared to the same periods in the prior year.  Tripadvisor Core Adjusted OIBDA increased $67 million and $117 million during the three and six months ended June 30, 2022, respectively, when compared to the same periods in the prior year, primarily due to an increase in revenue as noted above, partially offset by an increase in direct selling and marketing expenses related to SEM and other online paid traffic acquisition costs in response to increasing consumer travel demand as travel restrictions ease and the travel industry recovers.

Viator Adjusted OIBDA loss decreased $13 million and $6 million during the three and six months ended June 30, 2022, respectively, when compared to the corresponding periods in the prior year, primarily due to an increase in revenue as noted above, largely offset by an increase in selling and marketing expenses related to SEM and other online paid traffic acquisition costs in response to increased consumer demand for experiences as part of the growing consumer travel demand recovery and, to a lesser extent, an increase in direct costs from credit card payments and other revenue-related transaction costs in direct correlation with an increase in revenue and increased personnel and overhead costs to help support business growth during the growing travel demand recovery.

The Fork Adjusted OIBDA loss decreased $4 million and $15 million during the three and six months ended June 30, 2022, respectively, when compared to the corresponding periods in the prior year, primarily due to an increase in revenue as noted above, and to a lesser extent, non-income tax related government assistance benefits related to COVID-19 relief received during the second quarter of 2022 of approximately $11 million recorded as a benefit to general and administrative expenses, largely offset by an increase in selling and marketing expenses related to television advertising campaign spend and other online paid traffic acquisition costs in response to increased consumer demand as part of the growing consumer travel demand recovery and, to a lesser extent, an increase in personnel and overhead costs to help support business growth during the growing travel demand recovery.

Corporate Adjusted OIBDA loss decreased $2 million for both of the three and six months ended June 30, 2022, when compared to the same periods in the prior year. Corporate Adjusted OIBDA includes TripCo level selling, general and administrative expenses.

Other Income and Expense

Components of Other income (expense) are presented in the table below.

	Three months ended		Six months ended
	June 30,		June 30,
	2022	2021	2022	2021

	amounts in millions
Interest expense
Tripadvisor	$(11)	(11)	(23)	(22)
Corporate	(5)	(5)	(10)	(5)
Consolidated TripCo	$(16)	(16)	(33)	(27)
Realized and unrealized gains (losses) on financial instruments, net
Tripadvisor	$2	—	2	—
Corporate	69	172	57	107
Consolidated TripCo	$71	172	59	107
Other, net
Tripadvisor	$(1)	1	(2)	(1)
Corporate	(1)	—	(1)	—
Consolidated TripCo	$(2)	1	(3)	(1)

Interest expense.  Consolidated interest expense remained flat and increased $6 million for the three and six months ended June 30, 2022, respectively, when compared to the same periods in the prior year. TripCo’s interest expense increased for the six months ended June 30, 2022, compared to the same period in the prior year, primarily due to the accretion of TripCo’s Series A Preferred Stock (see note 8 to the accompanying condensed financial statements) through interest expense.

Realized and unrealized gains (losses) on financial instruments, net.  Realized and unrealized gains (losses) on financial instruments, net are comprised of changes in the fair value of the following:

	Three months ended		Six months ended
	June 30,		June 30,
	2022	2021	2022	2021

	amounts in millions
TripCo Exchangeable Senior Debentures due 2051	$8	36	—	26
Financial instrument liabilities, net	61	136	57	81
Tripadvisor foreign currency forward contracts	2	—	2	—
	$71	172	59	107

The changes in these accounts are primarily due to market factors and changes in the fair value of the underlying stocks or financial instruments to which these related. Realized and unrealized gains on financial instruments, net decreased $101 million and $48 million for the three and six months ended June 30, 2022, respectively, compared to the same periods in the prior year, primarily driven by decreases in unrealized gains of $75 million and $24 million, respectively, related to derivative instruments, and decreases in unrealized gains of $28 million and $26 million, respectively, related to the TripCo 0.50% Exchangeable Senior Debentures due 2051 (the “Debentures”).

Other, net.  Other, net loss increased $3 million and $2 million for the three and six months ended June 30, 2022, respectively, when compared to the same periods in the prior year.  Activity in the Other, net account primarily relates to share of earnings (losses) of affiliates, interest and dividend income, and other.

Income taxes.  During the three months ended June 30, 2022 and 2021, we had earnings before income taxes of $113 million and $108 million and we had income tax expense of $22 million and income tax benefits of $6 million, respectively.  During the six months ended June 30, 2022 and 2021, we had earnings before income taxes of $61 million and losses before income taxes of $67 million and we had an income tax expenses of $23 million and income tax benefits of $23 million, respectively. For the three months ended June 30, 2022, the Company recognized additional tax benefit related to unrealized gains attributable to the Company’s own stock which is not recognized for tax purposes, partially offset by changes in unrecognized tax benefits and the recognition of shortfalls and expirations related to stock compensation.  For the three months ended June 30, 2021, the Company recognized additional tax benefit related to unrealized gains attributable to the Company’s own stock which is not recognized for tax purposes and the recognition of deferred tax assets for basis differences in the stock of a consolidated subsidiary, partially offset by changes in effective foreign tax rates. For the six months ended June 30, 2022, the Company recognized additional tax expense related to an increase in the valuation allowance against certain deferred taxes, changes in unrecognized tax benefits and the recognition of excess tax benefits and shortfalls related to stock based compensation, partially offset by unrealized gains attributable to the Company’s own stock, which is not recognized for tax purposes.  For the six months ended June 30, 2021, the Company recognized additional tax benefit related to unrealized gains attributable to the Company’s own stock which is not recognized for tax purposes, the recognition of deferred tax assets for basis differences in the stock of a consolidated subsidiary, and earnings in foreign jurisdictions taxed at a rate lower than the U.S. federal tax rate of 21%, partially offset by an increase in the valuation allowance against certain deferred tax assets.

Net earnings (loss).  We had net earnings of $91 million and $114 million for the three months ended June 30, 2022 and 2021, respectively, and net earnings of $38 million and net losses of $44 million for the six months ended June 30, 2022 and 2021, respectively. The changes in net earnings were the result of the above described fluctuations in our revenue and expenses.

Liquidity and Capital Resources

As of June 30, 2022, substantially all of our cash and cash equivalents consist of cash on hand in global financial institutions, money market funds and marketable securities with maturities of 90 days or less at the date of purchase.

The following are potential sources of liquidity: available cash balances, proceeds from asset sales, monetization of our investments, outstanding or anticipated debt facilities, debt and equity issuances, and dividend and interest receipts.

As of June 30, 2022, TripCo had a cash balance of $1,078 million. Approximately $1,045 million of the cash balance, at June 30, 2022, is held at Tripadvisor. Although TripCo has a 57% voting interest in Tripadvisor, Tripadvisor is a separate public company with a significant non-controlling interest, as TripCo has only a 21% economic interest in Tripadvisor. Even though TripCo controls Tripadvisor through its voting interest and board representation, decision making with respect to using Tripadvisor’s cash balances must consider Tripadvisor’s minority holders. Accordingly, any potential distributions of cash from Tripadvisor to TripCo would generally be on a pro rata basis based on economic ownership interests. Covenants in Tripadvisor’s debt instruments also restrict the payment of dividends and cash distributions to stockholders.

Approximately $218 million of the Tripadvisor cash and cash equivalents balance is held by foreign subsidiaries, with slightly more than 50% located in the United Kingdom.  As of June 30, 2022, the significant majority of Tripadvisor’s cash was denominated in U.S. dollars. As of June 30, 2022, Tripadvisor had $484 million of cumulative undistributed earnings in foreign subsidiaries. Due to the one-time transition tax on the deemed repatriation of undistributed foreign subsidiary earnings and profits in 2017, as a result of the 2017 Tax Cuts and Jobs Act, the majority of previously unremitted earnings have been subjected to U.S. federal income tax. To the extent future distributions from these subsidiaries will be taxable, a deferred income tax liability has been accrued on our condensed consolidated balance sheet, which was not material as of June 30, 2022.

Credit Facility

Tripadvisor is party to a credit agreement with a group of lenders initially entered into in June 2015, which, among other things, provides for a $500 million revolving credit facility (the “Credit Facility”) with a maturity date of May 12, 2024. As of June 30, 2022 and December 31, 2021, Tripadvisor had no outstanding borrowings and was in compliance with its covenants under the Credit Facility. While there can be no assurance that Tripadvisor will be able to meet the leverage ratio covenant after the Leverage Covenant Holiday (as defined in note 7 of the accompanying condensed consolidated financial statements) ceases, based on its current projections, Tripadvisor does not believe there is a material risk it will not remain in compliance throughout the next twelve months.

	Six months ended
	June 30,
	2022	2021

	amounts in millions
Cash flow information
Tripadvisor cash provided (used) by operating activities	$380	106
Corporate cash provided (used) by operating activities	(4)	(5)
Net cash provided (used) by operating activities	$376	101

Tripadvisor cash provided (used) by investing activities	$(26)	(26)
Corporate cash provided (used) by investing activities	—	—
Net cash provided (used) by investing activities	$(26)	(26)

Tripadvisor cash provided (used) by financing activities	$(13)	281
Corporate cash provided (used) by financing activities	—	43
Net cash provided (used) by financing activities	$(13)	324

During the six months ended June 30, 2022, Tripadvisor’s primary uses of cash were $27 million of capital expended for property and equipment and $9 million related to payments of withholding taxes on net share settlement of equity awards.

The projected use of TripCo’s corporate cash will primarily be to pay fees (not expected to exceed approximately $4 million annually) to Liberty Media Corporation (“Liberty Media”) for providing certain services pursuant to the services agreement and the facilities sharing agreement that TripCo entered into with Liberty Media or its subsidiaries, payment of dividends on the Series A Preferred Stock (unless added to the liquidation preference or paid in shares of Series A common stock of TripCo), interest expense on the Debentures, and to pay any other corporate level expenses. Debt service costs accrue on the variable prepaid forward borrowing described in note 7 to the accompanying condensed consolidated financial statements. At maturity, the accreted loan amount due under the variable prepaid forward will be approximately $42 million. A number of options are available to satisfy the liability as discussed above in potential sources of liquidity.

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

We are exposed to changes in interest rates primarily as a result of our borrowing and investment activities, which include investments in fixed and floating rate debt instruments and borrowings used to maintain liquidity and to fund business operations. The nature and amount of our long-term and short-term debt are expected to vary as a result of future requirements, market conditions and other factors. We expect to manage our exposure to interest rates by maintaining what we believe is an appropriate mix of fixed and variable rate debt. We believe this best protects us from interest rate risk. We expect to achieve this mix by (i) issuing fixed rate debt that we believe has a low stated interest rate and significant term to maturity, (ii) issuing variable rate debt with appropriate maturities and interest rates, and (iii) entering into interest rate swap arrangements when we deem appropriate. As of June 30, 2022, our debt is comprised of the following amounts:

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

Item 4. Controls and Procedures.

In accordance with Rules 13a-15 and 15d-15 under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), the Company carried out an evaluation, under the supervision and with the participation of management, including its chief executive officer and its principal accounting and financial officer (the "Executives"), of the effectiveness of its disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, the Executives concluded that the Company's disclosure controls and procedures were effective as of June 30, 2022 to provide reasonable assurance that information required to be disclosed in its reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms.

There has been no change in the Company's internal control over financial reporting that occurred during the three months ended June 30, 2022 that has materially affected, or is reasonably likely to materially affect, its internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

No shares of Liberty TripAdvisor Holdings, Inc. Series A common stock or Series B common stock were surrendered by our officers and employees to pay withholding taxes and other deductions in connection with the vesting or exercise of restricted stock, restricted stock units or options during the three months ended June 30, 2022.

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

LIBERTY TRIPADVISOR HOLDINGS, INC.

Date: August 4, 2022	By:	/s/ GREGORY B. MAFFEI
Gregory B. Maffei Chairman, President and Chief Executive Officer

Date: August 4, 2022	By:	/s/ BRIAN J. WENDLING
Brian J. Wendling Senior Vice President and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

II-3