Form 10-Q
period 2022-09-30
Liberty TripAdvisor Holdings, Inc.
filed 2022-11-07
CIK 1606745

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2022

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

Indicate by check mark whether the registrant is a shell company as defined in Rule 12b-2 of the Exchange Act. Yes ☐  No ☒

The number of outstanding shares of Liberty TripAdvisor Holdings, Inc. common stock as of October 31, 2022 was:

	Series A	Series B
Liberty TripAdvisor Holdings, Inc. common stock	72,487,203	3,370,368

Part I – Financial Information

LIBERTY TRIPADVISOR HOLDINGS, INC.

Condensed Consolidated Balance Sheets

(unaudited)

	September 30,	December 31,
	2022	2021

	amounts in millions
Assets
Current assets:
Cash and cash equivalents	$1,101	760
Accounts receivable and contract assets, net of allowance for credit losses of $28 million and $28 million, respectively	205	142
Income taxes receivable	1	48
Other current assets	39	26
Total current assets	1,346	976
Property and equipment, net	106	118
Intangible assets not subject to amortization (note 6):
Goodwill	2,181	2,220
Trademarks	720	730
	2,901	2,950
Intangible assets subject to amortization, net	113	133
Other assets, at cost, net of accumulated amortization	181	199
Total assets	$4,647	4,376

(continued)

See accompanying notes to condensed consolidated financial statements.

LIBERTY TRIPADVISOR HOLDINGS, INC.

Condensed Consolidated Balance Sheets (Continued)

(unaudited)

	September 30,	December 31,
	2022	2021

	amounts in millions
Liabilities and Equity
Current liabilities:
Deferred merchant and other payables	$307	140
Deferred revenue	51	36
Accrued liabilities and other current liabilities	218	180
Total current liabilities	576	356
Long-term debt, including $240 million and $268 million measured at fair value as of September 30, 2022 and December 31, 2021, respectively (note 7)	1,126	1,143
Deferred income tax liabilities	144	144
Financial instrument liabilities (note 5)	53	85
Series A Preferred Stock liability (note 8)	225	212
Other liabilities	341	309
Total liabilities	2,465	2,249
Equity:
Series A common stock, $.01 par value. Authorized 200,000,000 shares; issued and outstanding 72,487,203 shares at September 30, 2022 and 72,447,462 at December 31, 2021	1	1
Series B common stock, $.01 par value. Authorized shares 7,500,000; issued and outstanding 3,370,368 shares at September 30, 2022 and 3,216,047 at December 31, 2021	—	—
Series C common stock, $.01 par value. Authorized 200,000,000 shares; no shares issued.	—	—
Additional paid-in capital	283	288
Accumulated other comprehensive earnings (loss), net of taxes	(3)	(21)
Retained earnings (deficit)	(459)	(469)
Total stockholders' equity	(178)	(201)
Noncontrolling interests in equity of subsidiaries	2,360	2,328
Total equity	2,182	2,127
Commitments and contingencies (note 10)
Total liabilities and equity	$4,647	4,376

See accompanying notes to condensed consolidated financial statements.

LIBERTY TRIPADVISOR HOLDINGS, INC.

Condensed Consolidated Statements of Operations

(unaudited)

	Three months ended		Nine months ended
	September 30,		September 30,
	2022	2021	2022	2021

	amounts in millions, except
	per share amounts
Total revenue, net	$459	303	1,138	661
Operating costs and expenses:
Operating expense, including stock-based compensation (note 3)	87	75	247	215
Selling, general and administrative, including stock-based compensation (note 3)	283	188	714	476
Depreciation and amortization	23	36	73	112
	393	299	1,034	803
Operating income (loss)	66	4	104	(142)
Other income (expense):
Interest expense	(16)	(16)	(49)	(43)
Realized and unrealized gains (losses) on financial instruments, net	(24)	82	35	189
Other, net	1	(1)	(2)	(2)
	(39)	65	(16)	144
Earnings (loss) before income taxes	27	69	88	2
Income tax (expense) benefit	(38)	(1)	(61)	22
Net earnings (loss)	(11)	68	27	24
Less net earnings (loss) attributable to noncontrolling interests	19	(4)	17	(111)
Net earnings (loss) attributable to Liberty TripAdvisor Holdings, Inc. shareholders	$(30)	72	10	135

Net earnings (loss) available to common shareholders (note 4)	$(30)	72	10	(235)

Basic net earnings (loss) attributable to Series A and Series B Liberty TripAdvisor Holdings, Inc. shareholders per common share (note 4):	$(0.39)	0.95	0.13	(3.13)
Diluted net earnings (loss) attributable to Series A and Series B Liberty TripAdvisor Holdings, Inc. shareholders per common share (note 4):	$(0.39)	0.94	0.13	(3.13)

See accompanying notes to condensed consolidated financial statements.

LIBERTY TRIPADVISOR HOLDINGS, INC.

Condensed Consolidated Statements of Comprehensive Earnings (Loss)

(unaudited)

	Three months ended		Nine months ended
	September 30,		September 30,
	2022	2021	2022	2021

	amounts in millions
Net earnings (loss)	$(11)	68	27	24
Other comprehensive earnings (loss), net of taxes:
Foreign currency translation adjustments	(26)	(11)	(59)	(20)
Credit risk on fair value debt instruments gains (losses)	(11)	—	30	8
Reclassification adjustment for net losses included in net income	—	2	—	2
Other comprehensive earnings (loss)	(37)	(9)	(29)	(10)
Comprehensive earnings (loss)	(48)	59	(2)	14
Less comprehensive earnings (loss) attributable to the noncontrolling interests	(2)	(12)	(30)	(126)
Comprehensive earnings (loss) attributable to Liberty TripAdvisor Holdings, Inc. shareholders	$(46)	71	28	140

See accompanying notes to condensed consolidated financial statements.

LIBERTY TRIPADVISOR HOLDINGS, INC.

Condensed Consolidated Statements of Cash Flows

(unaudited)

	Nine months ended
	September 30,
	2022	2021

	amounts in millions
Cash flows from operating activities:
Net earnings (loss)	$27	24
Adjustments to reconcile net earnings (loss) to net cash provided by operating activities
Depreciation and amortization	73	112
Stock-based compensation	68	93
Realized and unrealized (gains) losses on financial instruments, net	(35)	(189)
Deferred income tax expense (benefit)	8	(29)
Other charges (credits), net	28	15
Changes in operating assets and liabilities
Current and other assets	(13)	(96)
Payables and other liabilities	277	105
Net cash provided (used) by operating activities	433	35
Cash flows from investing activities:
Capital expended for property and equipment, including capitalized website development	(41)	(40)
Other investing activities, net	4	(1)
Net cash provided (used) by investing activities	(37)	(41)
Cash flows from financing activities:
Borrowings of debt	9	675
Repurchase of Series A Preferred Stock	—	(281)
Payment of withholding taxes on net share settlements of equity awards	(18)	(39)
Subsidiary purchase of capped calls	—	(35)
Other financing activities, net	(9)	(8)
Net cash provided (used) by financing activities	(18)	312
Effect of foreign currency exchange rates on cash, cash equivalents and restricted cash	(37)	(7)
Net increase (decrease) in cash, cash equivalents and restricted cash	341	299
Cash, cash equivalents and restricted cash at beginning of period	760	423
Cash, cash equivalents and restricted cash at end of period	$1,101	722

See accompanying notes to condensed consolidated financial statements.

LIBERTY TRIPADVISOR HOLDINGS, INC.

Condensed Consolidated Statements of Equity

(unaudited)

	Stockholders' equity

					Accumulated		Noncontrolling
				Additional	other		interest in
	Common Stock			paid-in	comprehensive	Retained	equity of	Total
	Series A	Series B	Series C	capital	earnings (loss)	earnings (deficit)	subsidiaries	equity

	amounts in millions
Balance at January 1, 2022	$1	—	—	288	(21)	(469)	2,328	2,127
Net earnings (loss)	—	—	—	—	—	10	17	27
Other comprehensive earnings (loss)	—	—	—	—	18	—	(47)	(29)
Stock-based compensation	—	—	—	18	—	—	57	75
Withholding taxes on net share settlements of stock-based compensation	—	—	—	(18)	—	—	—	(18)
Shares issued by subsidiary	—	—	—	(5)	—	—	5	—
Balance at September 30, 2022	$1	—	—	283	(3)	(459)	2,360	2,182

	Stockholders' equity

					Accumulated		Noncontrolling
				Additional	other		interest in
	Common Stock			paid-in	comprehensive	Retained	equity of	Total
	Series A	Series B	Series C	capital	earnings (loss)	earnings (deficit)	subsidiaries	equity

	amounts in millions
Balance at June 30, 2022	$1	—	—	288	13	(429)	2,341	2,214
Net earnings (loss)	—	—	—	—	—	(30)	19	(11)
Other comprehensive earnings (loss)	—	—	—	—	(16)	—	(21)	(37)
Stock-based compensation	—	—	—	6	—	—	19	25
Withholding taxes on net share settlements of stock-based compensation	—	—	—	(9)	—	—	—	(9)
Shares issued by subsidiary	—	—	—	(2)	—	—	2	—
Balance at September 30, 2022	$1	—	—	283	(3)	(459)	2,360	2,182

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

Continued widespread vaccine distributions, efficacy against existing variants and future variants, if any, of COVID-19, whether there will be resurgences of the virus and subsequent government restrictions, the extent and effectiveness of containment actions taken, and whether consumers’ demand for travel and hospitality services continue to be or become negatively impacted remains uncertain. Tripadvisor does not know the future path or potential rate of global or regional COVID-19 resurgences, including existing COVID-19 variants and future variants, if any, nor does it have visibility into when any remaining or reinstated restrictions will be lifted, and where additional restrictions may be implemented or reinstated in the future due to resurgence of the virus.

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

Additionally, further health-related events, political instability, geopolitical conflicts, acts of terrorism, fluctuations in currency values, changes in global economic conditions, and increased inflation, are examples of other events that could have a negative impact on the travel industry and Tripadvisor’s financial results in the future.

Consumers’ travel expenditures have historically followed a seasonal pattern. Correspondingly, travel partners’ advertising investments, and therefore Tripadvisor’s revenue and operating profits, have also historically followed a seasonal pattern. Tripadvisor’s financial performance tends to be seasonally highest in the second and third quarters of a

LIBERTY TRIPADVISOR HOLDINGS, INC.

Notes to Condensed Consolidated Financial Statements

(unaudited)

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

Other factors may also impact typical seasonal fluctuations, which include further significant shifts in Tripadvisor’s business mix or adverse economic conditions that could result in future seasonal patterns that are different from historical trends. For example, although consumer travel demand was materially lower than historic levels due to the impact of COVID-19 on Tripadvisor’s business during 2020, these trends generally improved, albeit unevenly, during 2021, resulting in increased revenues, and working capital and operating cash flow more akin to typical historical seasonality trends, which has continued during the first three quarters of 2022. However, it is difficult to predict the seasonality for the upcoming quarters, given the sustained uncertainty related to the COVID-19 pandemic and whether there will be resurgences, or if new variants will emerge, and the pace of continued recovery in Tripadvisor’s key markets.

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

Under these agreements, approximately $1 million was reimbursable to Liberty Media for both of the three months ended September 30, 2022 and 2021, and approximately $2 million and $3 million was reimbursable to Liberty Media for the nine months ended September 30, 2022 and 2021, respectively.

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
(4)	Allocation of the transaction price to the performance obligations in the contract
(5)	Recognition of revenue when, or as, Tripadvisor satisfies a performance obligation

At contract inception, Tripadvisor assesses the services promised in its contracts with customers and identifies a performance obligation for each promise to transfer to the customer a service (or bundle of services) that is distinct. To identify the performance obligations, Tripadvisor considers all of the services promised in the contract regardless of whether they are explicitly stated or are implied by customary business practices. There was no significant revenue recognized in the three and nine months ended September 30, 2022 and 2021 related to performance obligations satisfied in prior periods. Tripadvisor has applied a practical expedient and does not disclose the value of unsatisfied performance obligations that have an original expected duration of less than one year. Tripadvisor expects to complete its performance obligations within one year from the initial transaction date. The value related to Tripadvisor’s remaining or partially satisfied performance obligations relates to subscription services that are satisfied over time or services that are recognized at a point in time, but not yet achieved.  The timing of services, invoicing and payments do not include a significant financing component. Tripadvisor’s customer invoices are generally due 30 days from the time of invoicing.

Tripadvisor Core Segment

Tripadvisor-branded Hotels Revenue. The largest source of Tripadvisor Core segment revenue is generated from click-based advertising on Tripadvisor-branded websites, which is Tripadvisor’s hotel auction (or hotel meta) revenue, which is primarily comprised of contextually-relevant booking links to Tripadvisor’s travel partners’ websites. Click-based advertising is generally priced on a cost-per-click, or “CPC,” basis, with payments from travel partners determined by the number of travelers who click on a link multiplied by the CPC rate for each specific click as determined in a dynamic, competitive auction process.

Tripadvisor also generates revenue from its cost-per-action, or “CPA” model, which consists of contextually-relevant booking links to its travel partners’ websites which are advertised on its platform. Tripadvisor earns a commission from its travel partners, based on a pre-determined contractual commission rate, for each traveler who clicks to and books a hotel reservation on the travel partners’ website, which results in a traveler stay. CPA revenue is billable only upon the completion of each traveler’s stay resulting from a hotel reservation. The travel partners provide the service to the travelers and Tripadvisor acts as an agent under ASC 606 – Revenue from Contracts with Customers (“ASC 606”). Tripadvisor’s performance obligation is complete at the time of the hotel reservation booking, and the commission earned is recognized upon booking, as Tripadvisor has no post-booking service obligations. Tripadvisor recognizes this revenue net of an estimate of the impact of cancellations, using historical cancellation rates and current trends. Contract assets are recognized at the time of booking for commissions that are billable upon the completion of a traveler’s stay. CPA revenue is generally billed to Tripadvisor’s travel partners monthly for traveler stays completed in that month.

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

To a lesser extent, Tripadvisor also offers travel partners the opportunity to advertise and promote their business through hotel sponsored placements on its platform. This service is generally priced on a CPC basis, with payments from travel partners determined by the number of travelers who click on the sponsored link multiplied by the CPC rate for each specific click. CPC rates for hotel sponsored placements that Tripadvisor’s travel partners pay are generally based on bids submitted as part of an auction by its travel partners. When a CPC bid is submitted, the travel partner agrees to pay Tripadvisor the bid amount each time a traveler clicks on a link to its travel partner’s websites. Bids may be submitted periodically – as often as daily – on a property-by-property basis. Tripadvisor records this click-based advertising revenue as the click occurs and traveler leads are sent to the travel partner as its performance obligation is fulfilled at that time. Hotel sponsored placements revenue is generally billed to Tripadvisor’s travel partners monthly, consistent with the timing of the service.

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

Viator Segment

Tripadvisor provides an online marketplace that allows travelers to research and book tours, activities and attractions

LIBERTY TRIPADVISOR HOLDINGS, INC.

Notes to Condensed Consolidated Financial Statements

(unaudited)

in popular travel destinations across the globe through its stand-alone Viator branded platform, which includes website, mobile web, and mobile app. Tripadvisor generates commissions for each booking transaction it facilitates through its online reservation system in exchange for certain activities, including the use of Tripadvisor’s booking platform, post-booking customer support (24/7) until the time of the experience and payment processing activities as the merchant of record, which is the completion of the performance obligation. Tripadvisor collects payment from the customer prior to the experience occurring, which includes both its commission and the amount due to the operator. Tripadvisor records its commissions as deferred revenue on its condensed consolidated balance sheet when payment is received, including amounts which are refundable subject to cancellation, until the experience occurs when revenue is recognized.

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

	Three months ended		Nine months ended
	September 30,		September 30,
	2022	2021	2022	2021

Major Products/Revenue Sources:	amounts in millions
Tripadvisor Core
Tripadvisor-branded hotels	$188	143	510	347
Tripadvisor-branded display and platform	33	29	97	69
Tripadvisor experiences and dining	45	23	101	51
Other	18	17	41	36
Total Tripadvisor Core	284	212	749	503

Viator	174	73	366	125
TheFork	35	30	93	55
Intersegment eliminations	(34)	(12)	(70)	(22)
Total Revenue	$459	303	1,138	661

LIBERTY TRIPADVISOR HOLDINGS, INC.

Notes to Condensed Consolidated Financial Statements

(unaudited)

The following table provides information about the balances of accounts receivable and contract assets, net of allowance for credit losses, from contracts with customers:

	September 30, 2022	December 31, 2021

	amounts in millions
Accounts receivable	$150	105
Contract assets	55	37
Total	$205	142

Accounts receivable are recognized when the right to consideration becomes unconditional. Contract assets are rights to consideration in exchange for services that Tripadvisor has transferred to a customer when that right is conditional on something other than the passage of time, such as commission payments that are contingent upon the completion of the service by the principal in the transaction. Contract assets increased because of increase in consumer travel demand, and increased utilization of Tripadvisor’s cost-per-action model by travel partners.

Contract liabilities generally include payments received in advance of performance under the contract, and are realized as revenue as the performance obligation to the customer is satisfied, which Tripadvisor presents as deferred revenue on its consolidated balance sheets. As of January 1, 2022, Tripadvisor had $36 million recorded as deferred revenue on its condensed consolidated balance sheet, of which $5 million and $31 million were recognized as revenue during the three and nine months ended September 30, 2022, respectively. During the three months ended September 30, 2022, refunds due to cancellations by travelers were not material, while $2 million was refunded due to cancellations by travelers during the nine months ended September 30, 2022. As of January 1, 2021, Tripadvisor had $28 million recorded as deferred revenue in the condensed consolidated balance sheet, of which $4 million and $21 million were recognized as revenue during the three and nine months ended September 30, 2021, respectively.  During the three months ended September 30, 2021, refunds due to cancellations by travelers were not material, while $3 million was refunded due to cancellations by travelers during the nine months ended September 30, 2021.

The difference between the opening and closing balances of Tripadvisor’s deferred revenue primarily results from the timing differences between when Tripadvisor receives customer payments and the time in which Tripadvisor satisfies its performance obligations. The difference between the opening and closing balances of Tripadvisor’s contract assets primarily results from the timing difference between when Tripadvisor satisfies its performance obligations and the time when the principal completes the service in the transaction. There were no significant changes in contract assets or deferred revenue during the three and nine months ended September 30, 2022 and 2021 related to business combinations, impairments, cumulative catch-ups or other material adjustments. However, to the extent the COVID-19 pandemic resurges, or new variants emerge, Tripadvisor may incur additional significant and unanticipated cancellations by consumers related to future travel, accommodations, and tour bookings, which had been prepaid by travelers and recorded as deferred revenue as of September 30, 2022.

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

LIBERTY TRIPADVISOR HOLDINGS, INC.

Notes to Condensed Consolidated Financial Statements

(unaudited)

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

Included in the accompanying condensed consolidated statements of operations are the following amounts of stock-based compensation, the majority of which relates to Tripadvisor as discussed below:

	Three months ended		Nine months ended
	September 30,		September 30,
	2022	2021	2022	2021

	amounts in millions
Operating expense	$9	11	28	36
Selling, general and administrative expense	14	19	40	57
	$23	30	68	93

Stock-based compensation expense related to Tripadvisor was $22 million and $29 million for the three months ended September 30, 2022 and 2021, respectively, and $65 million and $89 million for the nine months ended September 30, 2022 and 2021, respectively.

TripCo - Outstanding Awards

The following tables present the number and weighted average exercise price (“WAEP”) of the Awards to purchase TripCo common stock granted to certain officers, employees and directors of the Company, as well as the weighted average remaining contractual life and aggregate intrinsic value of the Awards.

Weighted
average
			remaining	Aggregate
			contractual	intrinsic
	Series A	WAEP	life	value
	in thousands		in years	in millions
Outstanding at January 1, 2022	1,129	$7.20
Granted	—	$—
Exercised	—	$—
Forfeited/Cancelled	—	$—
Outstanding at September 30, 2022	1,129	$7.20	4.3	$—
Exercisable at September 30, 2022	534	$10.33	3.4	$—

LIBERTY TRIPADVISOR HOLDINGS, INC.

Notes to Condensed Consolidated Financial Statements

(unaudited)

Weighted
average
			remaining	Aggregate
			contractual	intrinsic
	Series B	WAEP	life	value
	in thousands		in years	in millions
Outstanding at January 1, 2022	2,397	$21.93
Granted	—	$—
Exercised	—	$—
Forfeited/Cancelled	—	$—
Outstanding at September 30, 2022	2,397	$21.93	3.0	$18
Exercisable at September 30, 2022	2,397	$21.93	3.0	$18

During the nine months ended September 30, 2022, TripCo granted 367 thousand performance-based RSUs of Series B TripCo common stock to our CEO in connection with his employment agreement. The RSUs had a GDFV of $2.04 per share at the time they were granted.  The RSUs cliff vest one year from the month of grant, subject to the satisfaction of certain performance objectives. Performance objectives, which are subjective, are considered in determining the timing and amount of the compensation expense recognized. When the satisfaction of the performance objectives becomes probable, the Company records compensation expense. The probability of satisfying the performance objectives is assessed at the end of each reporting period.

As of September 30, 2022, the total unrecognized compensation cost related to unvested Awards was approximately $4.2 million. Such amount will be recognized in the Company's condensed consolidated statements of operations over a weighted average period of approximately 2.1 years.

As of September 30, 2022, TripCo reserved 3.5 million shares of Series A and Series B common stock for issuance under exercise privileges of outstanding stock Awards.

Tripadvisor Equity Grant Awards

The following table presents the number and WAEP of the Awards to purchase Tripadvisor common stock (“TRIP common stock”) granted to certain officers, employees and directors of Tripadvisor.

			Weighted
			average
	Tripadvisor		remaining	Aggregate
	stock		contractual	intrinsic
	options	WAEP	life	value
	in thousands		in years	in millions
Outstanding at January 1, 2022	5,671	$47.03
Granted	647	$19.14
Exercised	(13)	$24.94
Cancelled or expired	(956)	$44.36
Outstanding at September 30, 2022	5,349	$44.19	5.4	$2
Exercisable at September 30, 2022	3,893	$49.28	4.0	$—
Vested and expected to vest after September 30, 2022	5,203	$44.66	5.2	$2

The weighted average GDFV of options granted was $9.47 per share for the nine months ended September 30, 2022.

As of September 30, 2022, the total unrecognized compensation cost related to unvested Tripadvisor stock options was approximately $14 million and will be recognized over a weighted average period of approximately 2.8 years. The total intrinsic value of stock options exercised was not material for the nine months ended September 30, 2022 and $8 million for the nine months ended September 30, 2021.

LIBERTY TRIPADVISOR HOLDINGS, INC.

Notes to Condensed Consolidated Financial Statements

(unaudited)

Additionally, during the nine months ended September 30, 2022, Tripadvisor granted approximately 7 million units, vested and released approximately 3 million units, and had cancellations of approximately 1 million units, which included primarily service-based RSUs, as well as a limited number of market-based restricted stock units (“MSUs”) under the 2018 Stock and Annual Incentive Plan. The RSUs’ fair value was measured based on the quoted price of TRIP common stock at the date of grant. As the MSUs provide for vesting based upon Tripadvisor’s total shareholder return, or “TSR,” performance, the potential outcomes of future stock prices and TSR of Tripadvisor and the Nasdaq Composite Total Return Index, was used to calculate the GDFV of these awards. The weighted average GDFV for RSUs and MSUs granted, vested and released, and cancelled during the nine months ended September 30, 2022 was $24.71 per share, $36.12 per share, and $33.25 per share, respectively. As of September 30, 2022, the total unrecognized compensation cost related to Tripadvisor RSUs and MSUs was approximately $208 million and will be recognized over a weighted average period of approximately 2.9 years.

(4) Earnings (Loss) Per Common Share (EPS)

Basic earnings (loss) per common share (“EPS”) is computed by dividing net earnings (loss) attributable to common shareholders by the weighted average number of common shares outstanding (“WASO”) for the period. Diluted EPS presents the dilutive effect on a per share basis of potential common shares as if they had been converted at the beginning of the periods presented. Excluded from EPS for both of the three and nine months ended September 30, 2022 are 3 million of potential common shares due to stock options because their inclusion would be antidilutive, and excluded from EPS for both of the three and nine months ended September 30, 2021 are $1 million of potential common shares due to stock options because their inclusion would be antidilutive. Also excluded from EPS for the nine months ended September 30, 2021, because their inclusion would be antidilutive, were 4 million shares that were contingently issuable at the Company’s election pursuant to an exercise of the Put Option (defined and described in note 8), as calculated in accordance with the terms of the Certificate of Designations for the Series A Preferred Stock. On March 29, 2021, pursuant to the Repurchase Agreement (described and defined in note 8), the Put Option no longer exists. The contingently issuable shares pursuant to the Put Option were calculated for the period that the Put Option was outstanding.

	Liberty TripAdvisor Holdings Common Stock
	Three months ended		Nine months ended
	September 30,		September 30,
	2022	2021	2022	2021

	number of shares in millions
Numerator
Net earnings (loss) attributable to Liberty TripAdvisor Holdings, Inc. shareholders	$(30)	72	10	135
Less: Series A Preferred Stock carrying value adjustment and transaction costs	—	—	—	370
Net earnings (loss) available to common shareholders	$(30)	72	10	(235)
Denominator
Basic WASO	76	76	76	75
Potentially dilutive shares (1)	2	1	1	2
Diluted WASO	78	77	77	77

(1)	Potentially dilutive shares are excluded from the computation of diluted EPS during periods in which losses are reported since the result would be antidilutive.

(5) Assets and Liabilities Measured at Fair Value

For assets and liabilities required to be reported at fair value, GAAP provides a hierarchy that prioritizes inputs to valuation techniques used to measure fair value into three broad levels. Level 1 inputs are quoted market prices in active

LIBERTY TRIPADVISOR HOLDINGS, INC.

Notes to Condensed Consolidated Financial Statements

(unaudited)

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

The Company’s assets and liabilities measured at fair value are as follows:

	September 30, 2022			December 31, 2021
		Quoted prices	Significant		Quoted prices	Significant
		in active	other		in active	other
		markets for	observable		markets for	observable
		identical assets	inputs		identical assets	inputs
Description	Total	(Level 1)	(Level 2)	Total	(Level 1)	(Level 2)

	amounts in millions
Cash equivalents	$95	35	60	35	35	—
TripCo Exchangeable Senior Debentures due 2051	$240	—	240	268	—	268
Financial instrument liabilities, net	$50	—	50	85	—	85

As of September 30, 2022, Tripadvisor had $60 million of term deposits with maturities of 90 days or less in major global financial institutions. Tripadvisor generally classifies cash equivalents and marketable securities, if any, within Level 1 and Level 2 as it values these financial instruments using quoted market prices (Level 1) or alternative pricing sources (Level 2). Fair values for Level 2 investments are considered Level 2 valuations because they are obtained from independent pricing sources for identical or comparable instruments, rather than direct observations of quoted prices in active markets.

The fair value of TripCo’s 0.50% Exchangeable Senior Debentures due 2051 (the “Debentures”) is based on quoted market prices but the Debentures are not considered to be traded on “active markets.” Accordingly, they are reported in the foregoing table as Level 2 fair value.

On August 10, 2022, TripSPV, a wholly owned subsidiary of the Company, amended its variable prepaid forward contract (the “VPF”) with a financial institution with respect to 2.4 million shares of TRIP common stock held by the Company. Pursuant to the amendment, the VPF has a forward floor price of $23.64 per share and a forward cap price of $29.24 per share. TripSPV received proceeds of approximately $9 million on August 11, 2022 (see note 7) in connection with the amendment. The fair value of the VPF (Level 2) was $3 million as of September 30, 2022 and is included in other assets, at cost, net of accumulated amortization in the condensed consolidated balance sheet.

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

LIBERTY TRIPADVISOR HOLDINGS, INC.

Notes to Condensed Consolidated Financial Statements

(unaudited)

Realized and Unrealized Gains (Losses) on Financial Instruments

Realized and unrealized gains (losses) on financial instruments are comprised of changes in the fair value of the following:

	Three months ended		Nine months ended
	September 30,		September 30,
	2022	2021	2022	2021

	amounts in millions
TripCo Exchangeable Senior Debentures due 2051	$(2)	15	(2)	41
Financial instrument liabilities, net	(26)	66	31	147
Tripadvisor foreign currency forward contracts	4	1	6	1
	$(24)	82	35	189

The Company has elected to account for the Debentures using the fair value option. Changes in the fair value of the Debentures and financial instrument liabilities recognized in the condensed consolidated statement of operations are primarily due to market factors primarily driven by changes in the fair value of the underlying shares of the financial instruments. During the nine months ended September 30, 2021, the fair value adjustment recognized in the condensed consolidated statement of operations included approximately $5 million of debt issuance costs related to the Debentures. The Company isolates the portion of the unrealized gain (loss) attributable to the change in the instrument specific credit risk and recognizes such amount in other comprehensive earnings (loss).  The change in the fair value of the Debentures attributable to changes in the instrument specific credit risk was a loss of $11 million and a gain of less than $1 million for the three months ended September 30, 2022 and 2021, respectively, and a gain of $30 million and a gain of $8 million for the nine months ended September 30, 2022 and 2021, respectively.  The cumulative change was a gain of $37 million as of September 30, 2022, net of the recognition of previously unrecognized gains and losses.

(6) Goodwill and Other Intangible Assets

The Company changed its reportable segments in the second quarter of 2022 (see note 11).    Goodwill was allocated to the new reportable segments as indicated in the table below.

	Hotels, Media & Platform	Experiences & Dining	Other	Tripadvisor Core	Viator	TheFork	Total

	(in millions)
Balance as of December 31, 2021	$1,650	344	226	—	—	—	2,220
Foreign currency translation adjustments	—	(18)	(4)	(3)	(3)	(11)	(39)
Allocation to new segment	(1,650)	(326)	(222)	1,977	120	101	—
Balance at September 30, 2022	$—	—	—	1,974	117	90	2,181

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

There were no goodwill impairment charges recognized to our condensed consolidated statements of operations during the three and nine months ended September 30, 2022 and 2021. As of both September 30, 2022 and December 31,

LIBERTY TRIPADVISOR HOLDINGS, INC.

Notes to Condensed Consolidated Financial Statements

(unaudited)

2021, accumulated goodwill impairment losses totaled $1,571 million.

(7) Debt

Outstanding debt at September 30, 2022 and December 31, 2021 is summarized as follows:

	September 30,	December 31,
	2022	2021

	amounts in millions
TripCo Exchangeable Senior Debentures due 2051	$240	268
TripCo variable prepaid forward	50	41
Tripadvisor Credit Facility	—	—
Tripadvisor Senior Notes due 2025	500	500
Tripadvisor Convertible Senior Notes due 2026	345	345
Deferred financing costs	(9)	(11)
Total consolidated TripCo debt	1,126	1,143
Debt classified as current	—	—
Total long-term debt	$1,126	1,143

TripCo Exchangeable Senior Debentures due 2051

On March 25, 2021, TripCo issued $300 million aggregate original principal amount of the Debentures.  Pursuant to the terms of the offering, on March 31, 2021, the initial purchasers notified the Company of their intention to exercise the option to purchase $30 million aggregate original principal amount of additional Debentures. The additional Debentures were issued on April 5, 2021. Upon an exchange of Debentures, TripCo, at its option, may deliver shares of TRIP common stock or the value thereof in cash or a combination of shares of TRIP common stock and cash. Initially, 14.3299 shares of TRIP common stock are attributable to each $1,000 original principal amount of Debentures, representing an initial exchange price of approximately $69.78 for each share of TRIP common stock. A total of approximately 4.7 million shares of TRIP common stock are attributable to the Debentures. Interest is payable quarterly on March 31, June 30, September 30 and December 31 of each year, commencing June 30, 2021. The Debentures may be redeemed by TripCo, in whole or in part, on or after March 27, 2025. Holders of Debentures also have the right to require TripCo to purchase their Debentures on March 27, 2025. The redemption and purchase price will generally equal 100% of the adjusted principal amount of the Debentures plus accrued and unpaid interest to the redemption date, plus any final period distribution. As of September 30, 2022, a holder of the Debentures does not have the ability to exchange and, accordingly, the Debentures are classified as long-term debt in the condensed consolidated balance sheet.

TripCo used a portion of the net proceeds from the sale of the Debentures to fund the cash portion of the purchase price for the repurchase of a portion of the Series A Preferred Stock (see note 8 below).

TripCo Variable Prepaid Forward

The VPF amendment executed in August 2022, as described in note 5, was accounted for as a modification for the debt component of the VPF. Accordingly, the proceeds of $9 million TripCo received in connection with the amendment was reflected as an incremental borrowing for the debt component of the VPF. The VPF matures in November 2025. At maturity, the accreted loan amount due will be approximately $57 million.  As of September 30, 2022, 2.4 million shares of TRIP common stock, with a value of approximately $53 million, were pledged as collateral pursuant to the VPF contract.

Tripadvisor Credit Facility

Tripadvisor is party to a credit agreement with a group of lenders, initially entered into in June 2015 (as amended, the “Credit Agreement”), which, among other things, provides for a $500 million secured revolving credit facility (the “Credit

LIBERTY TRIPADVISOR HOLDINGS, INC.

Notes to Condensed Consolidated Financial Statements

(unaudited)

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

As of September 30, 2022 and December 31, 2021, Tripadvisor had no outstanding borrowings under the Credit Facility and had issued $4 million and $3 million, respectively, of undrawn standby letters of credit under the Credit Facility. For the three months ended September 30, 2022, total interest expense and commitment fees on the Credit Facility was not material, while during the nine months ended September 30, 2022, Tripadvisor recorded interest expense and total commitment fees on the Credit Facility of $1 million to interest expense on the condensed consolidated statement of operations. For the three and nine months ended September 30, 2021, Tripadvisor recorded total interest expense and commitment fees on the Credit Facility of $1 million and $2 million, respectively, to interest expense on the condensed consolidated statements of operations.

Tripadvisor amended the Credit Facility during 2020 to, among other things; suspend the leverage ratio covenant for quarterly testing of compliance beginning in the second quarter of 2020, replacing it with a minimum liquidity covenant through June 30, 2021 (requiring Tripadvisor to maintain $150 million of unrestricted cash, cash equivalents and short-term investments less deferred merchant payables plus available revolver capacity), until the earlier of (a) the first day after June 30, 2021 through maturity on which borrowings and other revolving credit utilizations under the revolving commitments exceed $200 million, and (b) the election of Tripadvisor, at which time the leverage ratio covenant will be reinstated (the “Leverage Covenant Holiday”).

Tripadvisor remained in the Leverage Covenant Holiday as of September 30, 2022. Based on Tripadvisor’s existing leverage ratio, any outstanding or future borrowings under the Credit Facility generally bear interest, at Tripadvisor’s option, at a rate per annum equal to either (i) the Eurocurrency Borrowing rate, or the adjusted LIBO rate for the interest period in effect for such borrowing; plus an applicable margin ranging from 1.25% to 2.00% with a London Inter-Bank Offered Rate (“LIBO rate”) floor of 1.00% per annum; or (ii) the Alternate Base Rate Borrowing, which is the greatest of (a) the Prime Rate in effect on such day, (b) the New York Fed Bank Rate in effect on such day plus 1/2 of 1.00% per annum, and (c) the Adjusted LIBO Rate (or LIBO rate multiplied by the Statutory Reserve Rate) for an interest period of one month plus 1.00%; in addition to an applicable margin ranging from 0.25% to 1.00%. In addition, based on Tripadvisor’s existing leverage ratio, it is required to pay a quarterly commitment fee, at an applicable rate ranging from 0.15% to 0.30% as of September 30, 2022, on the daily unused portion of the Credit Facility for each fiscal quarter during the Leverage Covenant Holiday and in connection with the issuance of letters of credit.

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

As of September 30, 2022, Tripadvisor estimated the fair value of its outstanding 2025 Senior Notes to be approximately $491 million and considered the Senior Notes to be a “Level 2” fair value measurement. The estimated fair value of the 2025 Senior Notes was based on recently reported market transactions and/or prices for identical or similar financial instruments obtained from a third-party pricing source.

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

2026 Convertible Senior Notes

On March 25, 2021, Tripadvisor entered into a purchase agreement for the sale of $300 million aggregate principal amount of 0.25% Convertible Senior Notes due 2026 (the “2026 Convertible Senior Notes”) in a private offering to qualified institutional buyers. The 2026 Convertible Senior Notes included an over-allotment option that provided the initial purchasers of the 2026 Convertible Senior Notes with the option to purchase an additional $45 million aggregate principal amount of the 2026 Convertible Senior Notes; such over-allotment option was fully exercised. In connection with the issuance of the 2026 Convertible Senior Notes, Tripadvisor entered into an Indenture, dated March 25, 2021 (the “2026 Indenture”), among Tripadvisor, the guarantors party thereto and the trustee. The terms of the 2026 Convertible Senior Notes are governed by the 2026 Indenture. The 2026 Convertible Senior Notes mature on April 1, 2026, unless earlier converted, redeemed, or repurchased. The 2026 Convertible Senior Notes are senior unsecured obligations of Tripadvisor, although guaranteed by certain of Tripadvisor’s domestic subsidiaries, with interest payable semiannually in arrears on April 1 and October 1 of each year, which began on October 1, 2021.  As of September 30, 2022 and December 31, 2021, unpaid interest on Tripadvisor’s 2026 Senior Notes was not material.

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

The 2026 Convertible Senior Notes are unconditionally guaranteed, on a joint and several basis, by the guarantors on a senior, unsecured basis. The 2026 Convertible Senior Notes are Tripadvisor’s general senior unsecured obligations and rank equally in right of payment with all of its existing and future senior indebtedness, and senior in right of payment to all of its future subordinated indebtedness. The 2026 Convertible Senior Notes will be effectively subordinated to any of Tripadvisor’s existing and future secured indebtedness, including borrowings under the Credit Facility, to the extent of the value of the assets securing such indebtedness.

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

Tripadvisor accounts for the 2026 Convertible Senior Notes as a liability measured at its amortized cost, and no other features of the 2026 Convertible Senior Notes are bifurcated and recognized as a derivative. The proceeds from the issuance of the 2026 Convertible Senior Notes were approximately $340 million, net of debt issuance costs of $5 million comprised primarily of the initial purchasers’ discount and Tripadvisor used a portion of the proceeds from the 2026 Convertible Senior Notes to enter into capped call transactions (discussed below). Tripadvisor intends to use the remainder of the proceeds from this offering for general corporate purposes, which may include repayment of debt, including the partial redemption and/or purchase of its 2025 Senior Notes prior to maturity. The debt issuance costs will be amortized over the remaining term of the 2026 Convertible Senior Notes, using the effective interest rate method, and recorded to interest expense. During both the three and nine months ended September 30, 2022, the effective interest rate, including debt issuance costs, was approximately 0.50% and total interest expense on the 2026 Convertible Senior Notes was not material

LIBERTY TRIPADVISOR HOLDINGS, INC.

Notes to Condensed Consolidated Financial Statements

(unaudited)

in any period. During both the three and nine months ended September 30, 2021, the effective interest rate, including debt issuance costs, was approximately 0.55% and total interest expense on the 2026 Convertible Senior Notes was not material in either period.

The 2026 Convertible Senior Notes are unsecured and do not contain any financial covenants, restrictions on dividends, incurrence of senior debt or other indebtedness, or restrictions on the issuance or repurchase of securities by the Company.

As of September 30, 2022, Tripadvisor estimated the fair value of its outstanding 2026 Convertible Senior Notes to be approximately $279 million and considered the 2026 Convertible Senior Notes to be a “Level 2” fair value measurement. The estimated fair value of the 2026 Convertible Senior Notes was based on recently reported market transactions and/or prices for identical or similar financial instruments obtained from a third-party pricing source.

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

The Capped Calls are considered indexed to Tripadvisor’s own stock and are considered equity under GAAP. The Capped Calls are reported as a reduction to additional paid-in-capital and noncontrolling interest in equity of subsidiaries within stockholders’ equity as of September 30, 2022 and December 31, 2021. In addition, Tripadvisor recorded a deferred tax asset of $9 million associated with the Capped Calls on the condensed consolidated balance sheets during the three months ended March 31, 2021, as it made an income tax election allowable under Internal Revenue Service regulations in order to recover the cost of the Capped Calls as interest expense on the condensed consolidated statement of operations only over the term of the 2026 Convertible Senior Notes.

Debt Covenants

As of September 30, 2022, Tripadvisor was in compliance with its debt covenants.

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

There were 187,414 shares of Series A Preferred Stock authorized, issued and outstanding at September 30, 2022 and December 31, 2021.

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

Common Stock

Series A common stock entitles the holders to one vote per share, Series B common stock entitles the holders to ten votes per share and Series C common stock, except as otherwise required by applicable law, entitles the holder to no voting rights.  As of September 30, 2022, no shares of Series C common stock have been issued. All series of TripCo common stock participate on an equal basis with respect to dividends and distributions.

Subsidiary Purchases of Common Stock

As of September 30, 2022, Tripadvisor had approximately $75 million remaining available to repurchase shares of its common stock under its share repurchase program.

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

Performance Measures

	Three months ended September 30,
	2022		2021
	Revenue	Adjusted OIBDA	Revenue	Adjusted OIBDA

	amounts in millions
Tripadvisor Core	$284	112	212	73
Viator	174	12	73	1
TheFork	35	(9)	30	(2)
Corporate and eliminations	(34)	(3)	(12)	(2)
Consolidated TripCo	$459	112	303	70

LIBERTY TRIPADVISOR HOLDINGS, INC.

Notes to Condensed Consolidated Financial Statements

(unaudited)

	Nine months ended September 30,
	2022		2021
	Revenue	Adjusted OIBDA	Revenue	Adjusted OIBDA

	amounts in millions
Tripadvisor Core	$749	284	503	128
Viator	366	(8)	125	(25)
TheFork	93	(24)	55	(32)
Corporate and eliminations	(70)	(7)	(22)	(8)
Consolidated TripCo	$1,138	245	661	63

In addition, we do not report assets, capital expenditures and related depreciation expense by segment as our Chief Operating Decision Maker (“CODM”) does not use this information to evaluate operating segments. Accordingly, we do not regularly provide such information by segment to our CODM.

The following table provides a reconciliation of Adjusted OIBDA to Operating income (loss) and Earnings (loss) before income taxes:

	Three months ended		Nine months ended
	September 30,		September 30,
	2022	2021	2022	2021

	amounts in millions
Adjusted OIBDA	$112	70	245	63
Stock-based compensation	(23)	(30)	(68)	(93)
Depreciation and amortization	(23)	(36)	(73)	(112)
Operating income (loss)	66	4	104	(142)
Interest expense	(16)	(16)	(49)	(43)
Realized and unrealized gains (losses), net	(24)	82	35	189
Other, net	1	(1)	(2)	(2)
Earnings (loss) before income taxes	$27	69	88	2

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

Overview

The accompanying financial statements and the other information herein refer to Liberty TripAdvisor Holdings, Inc. and its controlled subsidiaries as “TripCo,” “Consolidated TripCo,” the “Company,” “us,” “we” and “our” unless the context otherwise requires. We own an approximate 21% economic interest and 56% voting interest in Tripadvisor as of September 30, 2022. All significant intercompany accounts and transactions have been eliminated in the accompanying condensed consolidated financial statements.

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

In December 2019, COVID-19 was reported in Wuhan, China, and on March 11, 2020 was declared a global pandemic, followed by government travel restrictions and quarantine orders around the globe. The COVID-19 pandemic caused significant negative impact on the travel, leisure, hospitality, and restaurant industries (collectively, the “travel industry”) and consequently adversely and materially affected Tripadvisor’s business, results of operations, liquidity and financial condition beginning in early 2020 and throughout that year. Although the pandemic continued to materially impact Tripadvisor’s business, these trends generally improved, although unevenly at times throughout 2021, with continued improvement experienced during the first three quarters of 2022. Tripadvisor exceeded parity with pre-COVID-19 revenue levels during the third quarter of 2022 on a consolidated basis, given what it believes to be primarily increased consumer demand for travel industry related services, combined with the easing of government travel restrictions.

Traffic trends on Tripadvisor’s platform, a leading indicator of consumer travel demand, have improved substantially since the trough of significant declines seen in March and April 2020. By means of showing a comparison to a pre-COVID-19 timeframe, average monthly unique users on Tripadvisor-branded websites during the third quarter of 2022 was approximately 82% of 2019’s comparable period, an increase from approximately 76% of 2019’s comparable period during the third quarter of 2021. Consolidated revenue for the three and nine months ended September 30, 2022 was $459 million, an increase of 51%, and approximately $1.1 billion, an increase of 72%, respectively, when compared to the same periods in 2021, despite the impact of foreign currency fluctuations which Tripadvisor estimates negatively impacted consolidated revenue in the amount of $34 million and $62 million, respectively. In addition, by means of showing a comparison to a pre-COVID-19 timeframe, consolidated revenue for the third quarter of 2022 exceeded parity with 2019’s comparable period, an increase from approximately 71% of 2019’s comparable period during the third quarter of 2021.

Tripadvisor continues to be subject to risks and uncertainties related to the COVID-19 pandemic. Continued widespread vaccine distributions, efficacy against existing variants and future variants, if any, of COVID-19, whether there will be resurgences of the virus and subsequent government restrictions, the extent and effectiveness of containment actions taken, and whether consumers' demand for travel and hospitality services continue to be or become negatively impacted remain uncertain. Tripadvisor continues to believe the travel industry, and its financial results, would be adversely and materially affected upon a resurgence of existing COVID-19 variants or if new variants emerge which result in reinstated travel bans and/or other government restrictions and mandates, all of which negatively impact consumer demand, sentiment and discretionary spending patterns.

On March 15, 2020, TripCo entered into an agreement with Certares LTRIP LLC, with respect to 325,000 shares of TripCo’s newly-created Series A Preferred Stock.  On March 29, 2021 and April 6, 2021, TripCo repurchased a portion of the Series A Preferred Stock.  See note 8 to the accompanying condensed consolidated financial statements.

Results of Operations—Consolidated—September 30, 2022 and 2021

General.  We provide in the tables below information regarding our consolidated Operating Results and Other Income and Expense.

	Three months ended		Nine months ended
	September 30,		September 30,
	2022	2021	2022	2021

	amounts in millions
Revenue
Tripadvisor Core	$284	212	749	503
Viator	174	73	366	125
TheFork	35	30	93	55
Intersegment eliminations	(34)	(12)	(70)	(22)
Total revenue	459	303	1,138	661
Operating expense	78	64	219	179
SG&A	269	169	674	419
Stock-based compensation	23	30	68	93
Depreciation and amortization	23	36	73	112
Operating income (loss)	66	4	104	(142)
Other income (expense):
Interest expense	(16)	(16)	(49)	(43)
Realized and unrealized gains (losses) on financial instruments, net	(24)	82	35	189
Other, net	1	(1)	(2)	(2)
	(39)	65	(16)	144
Earnings (loss) before income taxes	27	69	88	2
Income tax (expense) benefit	(38)	(1)	(61)	22
Net earnings (loss)	$(11)	68	27	24

Adjusted OIBDA	$112	70	245	63

Revenue. Tripadvisor Core revenue increased $72 million and $246 million during the three and nine months ended September 30, 2022, respectively, when compared to the same periods in the prior year. The increases in Tripadvisor Core revenue are detailed as follows:

	Three months ended		Nine months ended
	September 30,		September 30,
	2022	2021	2022	2021

	amounts in millions
Tripadvisor-branded hotels	$188	143	510	347
Tripadvisor-branded display and platform	33	29	97	69
Tripadvisor experience and dining (1)	45	23	101	51
Other	18	17	41	36
Total Tripadvisor Core	$284	212	749	503

(1)Tripadvisor experiences and dining revenue within the Tripadvisor Core segment are shown gross of intersegment (intercompany) revenue, which is eliminated on a consolidated basis. See note 11 to the accompanying condensed consolidated financial statements for a discussion of intersegment revenue.

Tripadvisor-branded hotels revenue primarily includes hotel auction revenue, primarily click-based advertising revenue, and hotel B2B revenue, which includes primarily subscription-based advertising and hotel sponsored placements revenue. For the three and nine months ended September 30, 2022, 66% and 68%, respectively, and for the three and nine months ended September 31, 2021, 67% and 69%, respectively, of Tripadvisor Core segment revenue was derived from Tripadvisor-branded hotels revenue. Tripadvisor-branded hotels revenue increased $45 million and $163 million during the three and nine months ended September 30, 2022, respectively, when compared to the same periods in 2021. This increase was primarily driven by Tripadvisor’s hotel auction  (or hotel meta) revenue across all markets, and, to a lesser extent, hotel B2B revenue, due to growing consumer travel demand and travel industry recovery and easing of government travel and leisure restrictions related to COVID-19. As consumer travel demand continued to increase during the first three quarters of 2022, Tripadvisor saw continued improvement in hotel auction monetization, as cost-per-click rates during the first three quarters of 2022 were near or exceeded parity of 2019's comparable period, which enabled increased efficient marketing investment on performance channels, enhancing Tripadvisor’s 2022 hotel auction revenue growth.

Tripadvisor-branded display-based advertising revenue increased $4 million and $28 million during the three and nine months ended September 30, 2022, respectively, when compared to the same periods in 2021, primarily driven by an increase in marketing spend from Tripadvisor’s advertisers in correlation with increasing consumer demand. While slower to recover than Tripadvisor-branded hotels revenue, Tripadvisor’s display and platform revenue increased 14% and 41% during the three and nine months ended September 30, 2022, respectively, when compared to the same periods in 2021. In addition, and by means of also showing a comparison to a pre-COVID-19 timeframe, Tripadvisor-branded display and platform revenue for both the three and nine months ended September 30, 2022 was approximately 80% of 2019’s comparable periods, an increase from approximately 71% and 57% of 2019’s comparable periods during the three and nine months ended September 30, 2021, respectively.

Tripadvisor experiences and dining revenue includes intercompany (intersegment) revenue consisting of affiliate marketing commissions earned primarily from experience bookings and, to a lesser extent, restaurant reservation bookings, on Tripadvisor-branded websites and mobile apps that are fulfilled by Viator and TheFork, respectively, which are eliminated on a consolidated basis, in addition to revenue from Tripadvisor’s restaurant service offerings. Tripadvisor experiences and dining revenue increased $22 million and $50 million during the three and nine months ended September 30, 2022, respectively, when compared to the same periods in 2021, primarily driven by Tripadvisor’s experiences offering as a result of the growing travel demand recovery fueled by the easing of government restrictions and increasing consumer travel demand.

Other revenue includes rentals revenue, in addition to primarily click-based advertising and display-based advertising revenue from cruises, flights and cars offerings on Tripadvisor websites and mobile apps. Other revenue increased $1 million and $5 million during the three and nine months ended September 30, 2022, respectively, when compared to the same periods in 2021. The increases during the three and nine months ended September 30, 2022 were primarily due to the impact of growing consumer travel demand and travel industry recovery on Tripadvisor’s business, as discussed above.

Viator revenue increased $101 million and $241 million during the three and nine months ended September 30, 2022, respectively, when compared to the same periods in 2021.  Tripadvisor began to see improvement in Viator’s financial results during the third quarter of 2021, and this trend has continued through the third quarter of 2022, as revenue increased by 138% during the three months ended September 30, 2022, when compared to the same period in 2021, primarily driven by the travel demand recovery and the continued easing of government restrictions, partially offset by the negative impact of foreign currency fluctuations. By means of showing a comparison to a pre-COVID-19 timeframe, Viator revenue for the third quarter of 2022 was approximately 179% of 2019’s comparable period, an increase from approximately 75% of 2019’s comparable period during the third quarter of 2021.

TheFork segment revenue increased $5 million and $38 million during the three and nine months ended September 30, 2022, respectively, when compared to the same periods in 2021, driven by the consumer travel demand recovery and various government restrictions on restaurants being lifted, partially offset by the negative impact of foreign currency fluctuations.

Operating expense. Operating expense increased $14 million and $40 million for the three and nine months ended September 30, 2022, respectively, when compared to the same periods in the prior year primarily due to increases of $9 million and $31 million in cost of revenue, respectively, the majority of which is due to increased direct costs from credit card payment processing fees and other revenue-related transaction costs in the Viator segment in direct correlation with an increase in revenue, as Viator serves as the merchant of record for the majority of its experience booking transactions.

Selling, general and administrative. Selling, general and administrative expense increased $100 million and $255 million for the three and nine months ended September 30, 2022, respectively, when compared to the same periods in the prior year. The most significant driver of selling, general and administrative expense is selling and marketing costs, which consist of direct selling and marketing costs and indirect costs, such as personnel and overhead. Tripadvisor’s selling and marketing costs increased $87 million and $252 million during the three and nine months ended September 30, 2022, respectively, when compared to the same periods in 2021, primarily due to an increase in Tripadvisor’s search engine marketing (“SEM”), other paid online traffic acquisition spend, and other marketing costs, the substantial majority of which was within the Tripadvisor Core and Viator segments, in response to increasing consumer travel demand as travel activity restrictions have eased and the travel industry recovers, and to a lesser extent, increased television advertising costs in TheFork segment. Tripadvisor’s general and administrative costs increased $11 million and $5 million during the three and nine months ended September 30, 2022, respectively, when compared to the same periods in 2021. The increase for the three months ended September 30, 2022 was primarily due to additional headcount to help support business growth during the travel demand recovery and an increase in digital service taxes in Europe of $4 million and, to a lesser extent, bad debt expense. The increase for the nine months ended September 30, 2022 was primarily due to additional headcount to help support business growth during the travel demand recovery and an increase in digital service taxes in Europe of $6 million, partially offset by the benefit of non-income tax related government assistance related to COVID-19 relief.

Operating Income (Loss).  Our consolidated operating income increased $62 million and $246 million during the three and nine months ended September 30, 2022, respectively, when compared to the same periods in the prior year. Operating income (losses) were impacted by the above explanations.

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

	Three months ended		Nine months ended
	September 30,		September 30,
	2022	2021	2022	2021

	amounts in millions
Operating income (loss)	$66	4	104	(142)
Stock-based compensation	23	30	68	93
Depreciation and amortization	23	36	73	112
Adjusted OIBDA	$112	70	245	63

Adjusted OIBDA is summarized as follows:

	Three months ended		Nine months ended
	September 30,		September 30,
	2022	2021	2022	2021

	amounts in millions
Adjusted OIBDA
Tripadvisor Core	$112	73	284	128
Viator	12	1	(8)	(25)
TheFork	(9)	(2)	(24)	(32)
Corporate	(3)	(2)	(7)	(8)
Consolidated TripCo	$112	70	245	63

Consolidated Adjusted OIBDA increased $42 million and $182 million during the three and nine months ended September 30, 2022, respectively, when compared to the same periods in the prior year.  Tripadvisor Core Adjusted OIBDA increased $39 million and $156 million during the three and nine months ended September 30, 2022, respectively, when compared to the same periods in the prior year, primarily due to an increase in revenue as noted above, partially offset by an increase in direct selling and marketing expenses related to SEM and other online paid traffic acquisition costs in response to increasing consumer travel demand as travel restrictions have eased and the travel industry recovers, and to a lesser extent, increased personnel and overhead costs to help support business growth during the travel demand recovery.

Viator Adjusted OIBDA increased $11 million and Adjusted OIBDA loss decreased $17 million during the three and nine months ended September 30, 2022, respectively, when compared to the corresponding periods in the prior year, primarily due to an increase in revenue as noted above, largely offset by an increase in selling and marketing expenses related to SEM, other online paid traffic acquisition costs, and other marketing costs in response to increased consumer demand for experiences as part of the growing consumer travel demand recovery and to grow market share, and, to a lesser extent, an increase in direct costs from credit card payments and other revenue-related transaction costs in direct correlation with an increase in revenue, as well as increased personnel and overhead costs to help support business growth during the travel demand recovery.

The Fork Adjusted OIBDA loss increased $7 million during the three months ended September 30, 2022, when compared to the corresponding period in the prior year, primarily due to an increase in selling and marketing expenses related to online paid traffic acquisition costs, in addition to television advertising costs, in response to increased demand as part of the consumer travel demand recovery and, to a lesser extent, an increase in personnel and overhead costs to help support business growth during the travel demand recovery, partially offset by an increase in revenue as noted above.

The Fork Adjusted OIBDA loss decreased $8 million during the nine months ended September 30, 2022, when compared to the corresponding period in the prior year, primarily due to an increase in revenue as noted above, and to a lesser extent, non-income tax related government assistance benefits related to COVID-19 relief received during the second quarter of 2022 of approximately $11 million recorded as a benefit to general and administrative expenses, largely offset by an increase in selling and marketing expenses related to online paid traffic acquisition costs, in addition to television advertising costs, in response to increased demand as part of the consumer travel demand recovery and, to a lesser extent, an increase in personnel and overhead costs to help support business growth during the travel demand recovery.

Corporate Adjusted OIBDA loss increased $1 million and decreased $1 million for the three and nine months ended September 30, 2022, respectively, when compared to the same periods in the prior year. Corporate Adjusted OIBDA includes TripCo level selling, general and administrative expenses.

Other Income and Expense

Components of Other income (expense) are presented in the table below.

	Three months ended		Nine months ended
	September 30,		September 30,
	2022	2021	2022	2021

	amounts in millions
Interest expense
Tripadvisor	$(11)	(11)	(33)	(33)
Corporate	(5)	(5)	(16)	(10)
Consolidated TripCo	$(16)	(16)	(49)	(43)
Realized and unrealized gains (losses) on financial instruments, net
Tripadvisor	$4	1	6	1
Corporate	(28)	81	29	188
Consolidated TripCo	$(24)	82	35	189
Other, net
Tripadvisor	$—	(1)	(2)	(2)
Corporate	1	—	—	—
Consolidated TripCo	$1	(1)	(2)	(2)

Interest expense.  Consolidated interest expense remained flat and increased $6 million for the three and nine months ended September 30, 2022, respectively, when compared to the same periods in the prior year. TripCo’s interest expense increased for the nine months ended September 30, 2022, compared to the same period in the prior year, primarily due to the accretion of TripCo’s Series A Preferred Stock (see note 8 to the accompanying condensed financial statements) through interest expense.  The majority of interest expense at Tripadvisor reported in all periods related to the 2025 Senior Notes (see note 7 to the accompanying condensed financial statements).

Realized and unrealized gains (losses) on financial instruments, net.  Realized and unrealized gains (losses) on financial instruments, net are comprised of changes in the fair value of the following:

	Three months ended		Nine months ended
	September 30,		September 30,
	2022	2021	2022	2021

	amounts in millions
TripCo Exchangeable Senior Debentures due 2051	$(2)	15	(2)	41
Financial instrument liabilities, net	(26)	66	31	147
Tripadvisor foreign currency forward contracts	4	1	6	1
	$(24)	82	35	189

The changes in these accounts are primarily due to market factors and changes in the fair value of the underlying stocks or financial instruments to which these related. Realized and unrealized gains on financial instruments, net decreased $106 million and $154 million for the three and nine months ended September 30, 2022, respectively, compared to the same periods in the prior year, primarily driven by decreases in unrealized gains of $92 million and $116 million, respectively, related to derivative instruments, and decreases in unrealized gains of $17 million and of $43 million, respectively, related to the TripCo 0.50% Exchangeable Senior Debentures due 2051 (the “Debentures”).

Other, net.  Other, net income increased $2 million and other, net loss remained flat for the three and nine months ended September 30, 2022, respectively, when compared to the same periods in the prior year.  Activity in the Other, net account primarily relates to share of earnings (losses) of affiliates, interest and dividend income, and other.

Income taxes.  During the three months ended September 30, 2022 and 2021, we had earnings before income taxes of $27 million and $69 million and we had income tax expense of $38 million and $1 million, respectively.  During the nine months ended September 30, 2022 and 2021, we had earnings before income taxes of $88 million and $2 million and we had an income tax expense of $61 million and income tax benefits of $22 million, respectively. For the three months ended September 30, 2022, the Company recognized additional tax expense related to changes in unrecognized tax benefits, additional state tax expense and unrealized gains attributable to the Company’s own stock which is not recognized for tax purposes.  For the three months ended September 30, 2021, the Company recognized additional tax benefit related to unrealized gains attributable to the Company’s own stock which is not recognized for tax purposes and the recognition of deferred tax assets for basis differences in the stock of a consolidated subsidiary. For the nine months ended September 30, 2022, the Company recognized additional tax expense related to changes in unrecognized tax benefits and the recognition of excess tax benefits and shortfalls related to stock based compensation.  For the nine months ended September 30, 2021, the Company recognized additional tax benefit related to unrealized gains attributable to the Company’s own stock which is not recognized for tax purposes, and the recognition of deferred tax assets for basis differences in the stock of a consolidated subsidiary, partially offset by an increase in the valuation allowance against certain deferred tax assets.

Net earnings (loss).  We had net loss of $11 million and net earnings of $68 million for the three months ended September 30, 2022 and 2021, respectively, and net earnings of $27 million and $24 million for the nine months ended September 30, 2022 and 2021, respectively. The changes in net earnings were the result of the above described fluctuations in our revenue and expenses.

Liquidity and Capital Resources

As of September 30, 2022, substantially all of our cash and cash equivalents consist of cash on hand in global financial institutions, money market funds and marketable securities with maturities of 90 days or less at the date of purchase.

The following are potential sources of liquidity: available cash balances, proceeds from asset sales, monetization of our investments, outstanding or anticipated debt facilities, debt and equity issuances, and dividend and interest receipts.

As of September 30, 2022, TripCo had a cash and cash equivalents balance of $1,101 million. Approximately $1,066 million of the cash balance, at September 30, 2022, is held at Tripadvisor. Although TripCo has a 56% voting interest in Tripadvisor, Tripadvisor is a separate public company with a significant non-controlling interest, as TripCo has only a 21% economic interest in Tripadvisor. Even though TripCo controls Tripadvisor through its voting interest and board representation, decision making with respect to using Tripadvisor’s cash balances must consider Tripadvisor’s minority holders. Accordingly, any potential distributions of cash from Tripadvisor to TripCo would generally be on a pro rata basis based on economic ownership interests. Covenants in Tripadvisor’s debt instruments also restrict the payment of dividends and cash distributions to stockholders.

Approximately $224 million of the Tripadvisor cash and cash equivalents balance is held by foreign subsidiaries, with approximately 55% located in the United Kingdom.  As of September 30, 2022, the significant majority of Tripadvisor’s cash was denominated in U.S. dollars. As of September 30, 2022, Tripadvisor had $479 million of cumulative undistributed earnings in foreign subsidiaries. Due to the one-time transition tax on the deemed repatriation of undistributed foreign subsidiary earnings and profits in 2017, as a result of the 2017 Tax Cuts and Jobs Act, the majority of previously unremitted earnings have been subjected to U.S. federal income tax. To the extent future distributions from these subsidiaries will be taxable, a deferred income tax liability has been accrued on our condensed consolidated balance sheet, which was not material as of September 30, 2022.

Credit Facility

Tripadvisor is party to a credit agreement with a group of lenders initially entered into in June 2015, which, among other things, provides for a $500 million revolving credit facility (the “Credit Facility”) with a maturity date of May 12, 2024. As of September 30, 2022 and December 31, 2021, Tripadvisor had no outstanding borrowings and was in compliance with its covenants under the Credit Facility. While there can be no assurance that Tripadvisor will be able to meet the leverage ratio covenant after the Leverage Covenant Holiday (as defined in note 7 of the accompanying condensed consolidated financial statements) ceases, based on its current projections, Tripadvisor does not believe there is a material risk it will not remain in compliance throughout the next twelve months.

	Nine months ended
	September 30,
	2022	2021

	amounts in millions
Cash flow information
Tripadvisor cash provided (used) by operating activities	$440	43
Corporate cash provided (used) by operating activities	(7)	(8)
Net cash provided (used) by operating activities	$433	35

Tripadvisor cash provided (used) by investing activities	$(37)	(41)
Corporate cash provided (used) by investing activities	—	—
Net cash provided (used) by investing activities	$(37)	(41)

Tripadvisor cash provided (used) by financing activities	$(23)	269
Corporate cash provided (used) by financing activities	5	43
Net cash provided (used) by financing activities	$(18)	312

During the nine months ended September 30, 2022, Tripadvisor’s primary uses of cash were $41 million of capital expended for property and equipment and $18 million related to payments of withholding taxes on net share settlement of equity awards.

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

Tripadvisor believes that its available cash and cash equivalents will be sufficient to fund Tripadvisor’s foreseeable working capital requirements, capital expenditures, existing business growth initiatives, debt and interest obligations, lease commitments and other financial commitments through at least the next twelve months. Tripadvisor’s future capital requirements may also include capital needs for acquisitions, and/or other expenditures in support of its business strategy, and may potentially reduce Tripadvisor’s cash balance and/or require Tripadvisor to borrow under the Credit Facility or to seek other financing alternatives.

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

We are exposed to changes in interest rates primarily as a result of our borrowing and investment activities, which include investments in fixed and floating rate debt instruments and borrowings used to maintain liquidity and to fund business operations. The nature and amount of our long-term and short-term debt are expected to vary as a result of future requirements, market conditions and other factors. We expect to manage our exposure to interest rates by maintaining what we believe is an appropriate mix of fixed and variable rate debt. We believe this best protects us from interest rate risk. We expect to achieve this mix by (i) issuing fixed rate debt that we believe has a low stated interest rate and significant term to maturity, (ii) issuing variable rate debt with appropriate maturities and interest rates, and (iii) entering into interest rate swap arrangements when we deem appropriate. As of September 30, 2022, our debt is comprised of the following amounts:

	Variable rate debt			Fixed rate debt
	Principal		Weighted avg	Principal	Weighted avg
	amount		interest rate	amount	interest rate

	amount in millions
Tripadvisor	$	NA	NA	845	4.2%
TripCo debt	$	NA	NA	380	1.0%

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

Item 4. Controls and Procedures.

In accordance with Rules 13a-15 and 15d-15 under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), the Company carried out an evaluation, under the supervision and with the participation of management, including its chief executive officer and its principal accounting and financial officer (the "Executives"), of the effectiveness of its disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, the Executives concluded that the Company's disclosure controls and procedures were effective as of September 30, 2022 to provide reasonable assurance that information required to be disclosed in its reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms.

There has been no change in the Company's internal control over financial reporting that occurred during the three months ended September 30, 2022 that has materially affected, or is reasonably likely to materially affect, its internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

No shares of Liberty TripAdvisor Holdings, Inc. Series A common stock or Series B common stock were surrendered by our officers and employees to pay withholding taxes and other deductions in connection with the vesting or exercise of restricted stock, restricted stock units or options during the three months ended September 30, 2022.

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

LIBERTY TRIPADVISOR HOLDINGS, INC.

Date: November 7, 2022	By:	/s/ GREGORY B. MAFFEI
Gregory B. Maffei Chairman, President and Chief Executive Officer

Date: November 7, 2022	By:	/s/ BRIAN J. WENDLING
Brian J. Wendling Senior Vice President and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

II-3