Form 10-K
period 2022-12-31
Liberty TripAdvisor Holdings, Inc.
filed 2023-02-17
CIK 1606745

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D. C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2022

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

Large Accelerated Filer	☐	Accelerated Filer	☐	Non-accelerated Filer	☒	Smaller Reporting Company	☒	Emerging Growth Company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management's assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive oﬃcers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐   No ☒

The aggregate market value of the voting stock held by non-affiliates of Liberty TripAdvisor Holdings, Inc. computed by reference to the last sales price of such stock, as of the closing of trading on June 30, 2022, was approximately $53 million.

The number of outstanding shares of Liberty TripAdvisor Holdings, Inc.'s common stock as of January 31, 2023 was:

	Series A	Series B
Liberty TripAdvisor Holdings, Inc. common stock	72,641,163	3,370,368

Documents Incorporated by Reference

The Registrant's definitive proxy statement for its 2023 Annual Meeting of Stockholders is hereby incorporated by reference into Part III of this Annual Report on Form 10-K.

LIBERTY TRIPADVISOR HOLDINGS, INC.

2022 ANNUAL REPORT ON FORM 10-K

PART I.

Item 1. Business.

General Development of Business

Liberty TripAdvisor Holdings, Inc. (“TripCo” or the “Company”) was formed in 2013 as a Delaware corporation.  TripCo was a subsidiary of Liberty Interactive Corporation (subsequently renamed Qurate Retail, Inc. (“Qurate Retail”)) until the completion of its spin-off from Qurate Retail on August 27, 2014 (“TripCo Spin-Off”). Following the TripCo Spin-Off, Qurate Retail and TripCo operate as separate, publicly traded companies, and neither has any stock ownership, beneficial or otherwise, in the other.  TripCo does not have any operations outside of its controlling interest in its subsidiary, Tripadvisor, Inc. (“Tripadvisor”). As of December 31, 2022, TripCo held an approximate 21% economic interest and 56% voting interest in Tripadvisor.

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

In December 2019, TripCo entered into an amendment to the services agreement with Liberty Media in connection with Liberty Media’s entry into a new employment arrangement with Gregory B. Maffei, TripCo’s Chairman, President and Chief Executive Officer.  Under the amended services agreement, components of his compensation would either be paid directly to him by each of TripCo, Liberty Broadband Corporation (“LBC”), and Qurate Retail (collectively, the “Service Companies”) or reimbursed to Liberty Media, in each case, based on allocations among Liberty Media and the Service Companies set forth in the amended services agreement. For the years ended December 31, 2022, 2021 and 2020, the allocation percentage for TripCo was 5% in each year. The amended services agreement between Liberty Media and Mr. Maffei provides for a five year employment term which began on January 1, 2020 and ends December 31, 2024, with an aggregate annual base salary of $3 million (with no contracted increase), an aggregate one-time cash commitment bonus of $5 million (paid in December 2019), an aggregate annual target cash performance bonus of $17 million, aggregate annual equity awards of approximately $18 million and aggregate equity awards granted in connection with his entry into his new agreement of $90 million (the “upfront awards”). A portion of the grants made to our CEO in the years ended December 31, 2020 and 2019 related to our Company’s allocable portion of these upfront awards.

Under the facilities sharing agreement, TripCo shares office space with Liberty Media and related amenities at Liberty Media’s corporate headquarters in Englewood, Colorado.

On March 15, 2020, TripCo and Gregory B. Maffei entered into an Investment Agreement (the “Investment Agreement”) with Certares Holdings LLC, Certares Holdings (Blockable) LLC and Certares Holdings (Optional) LLC with respect to an investment in TripCo’s newly-created 8% Series A Cumulative Redeemable Preferred Stock, par value $0.01 per share (the “Series A Preferred Stock”) which was later assigned to Certares LTRIP LLC (“Certares” or the “Purchaser”). Pursuant to the assigned Investment Agreement, on March 26, 2020, TripCo issued 325,000 shares of Series A Preferred Stock to Certares for a purchase price of $1,000 per share.  On March 29, 2021 and April 6, 2021, TripCo repurchased a portion of the Series A Preferred Stock. See further discussion about the Series A Preferred Stock in note 8 to the accompanying consolidated financial statements.

* * * * *

Cautionary Note Regarding Forward-Looking Statements

Certain statements in this Annual Report on Form 10-K constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, including statements regarding our business, product and marketing strategies; the direct and indirect impacts of the COVID-19 pandemic; improvements in global travel, related spending and revenue; cost reduction measures and related impacts; new product and service offerings; the recoverability of our goodwill and other long-lived assets; covenant compliance; our projected sources and uses of cash; consumer demand; anticipated debt obligations; fluctuations in interest rates and foreign exchange rates; and the anticipated impact of certain contingent liabilities related to tax rules and other matters arising in the ordinary course of business.  In particular, statements under Item 1. "Business," Item 1A. "Risk Factors," Item 2. "Properties," Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations" and Item 7A. "Quantitative and Qualitative Disclosures About Market Risk" contain forward-looking statements.  Forward-looking statements inherently involve many risks and uncertainties that could cause actual results to differ materially from those projected in these statements. Where, in any forward-looking statement, we express an expectation or belief as to future results or events, such expectation or belief is expressed in good faith and believed to have a reasonable basis, but such statements necessarily involve risks and uncertainties and there can be no assurance that the expectation or belief will result or be achieved or accomplished. The following include some but not all of the factors that could cause actual results or events to differ materially from those anticipated:

●	our ability to obtain cash in amounts sufficient to service our financial obligations and other commitments due to the fact we are a holding company;
●	our ability to access the cash that Tripadvisor generates from its operating activities;
●	the ability of our Company and Tripadvisor to obtain additional financing, or refinance our existing indebtedness, on acceptable terms;
●	the existence of our Series A Preferred Stock and its rights, preferences and privileges that are not held by, and are preferential to, the rights of our common stockholders;
●	our ability to realize the full value of our intangible assets;
●	the direct and indirect impacts of COVID-19, including existing or future variants;
●	declines or interruptions in the worldwide travel industry, including health concerns (including pandemics or epidemics), natural disasters, cyber-attacks, technology system failures, terrorist attacks, civil or political unrest or other events outside Tripadvisor’s control;
●	Tripadvisor’s ability to attract a significant amount of visitors and cost-effectively convert these visitors into revenue-generating consumers;
●	failure of internet search engines and application marketplaces to continue to prominently display links to Tripadvisor’s websites;
●	Tripadvisor’s performance marketing efficiency and the general effectiveness of its advertising and marketing efforts;
●	reduction in spending by advertisers on Tripadvisor’s platforms or the loss of Tripadvisor’s significant travel partners;
●	Tripadvisor’s failure to maintain, protect or enhance its brands;
●	the ability of Tripadvisor to offer compelling products on mobile devices or continue to operate effectively on such platforms;
●	declines or disruptions in the economy in general and in the travel industry in particular;
●	failure of Tripadvisor to effectively compete in the global environment in which it operates;
●	Tripadvisor’s failure to adapt to technological developments or industry trends;
●	the ability of Tripadvisor to innovate and provide products, services and features that are useful to consumers;
●	Tripadvisor’s potential for prioritizing rapid innovation and consumer experience over short-term financial results;

●	the ability of Tripadvisor to maintain a quality of traffic in its network to provide value to its travel partners;
●	real or perceived inaccuracies of the assumptions and estimates and data Tripadvisor relies on to calculate certain of its key metrics;
●	the ability of Tripadvisor to hire, retain and motivate the highly skilled personnel on which it relies;
●	disruptions resulting from any acquisitions, investments, significant commercial arrangements and/or new business strategies;
●	risks due to Tripadvisor operating in many jurisdictions inside and outside the U.S.;
●	claims, lawsuits, government investigations and other proceedings to which Tripadvisor is regularly subject;
●	the ability of Tripadvisor to protect its intellectual property from copying or use by others;
●	risks due to Tripadvisor’s processing, storage and use of personal information and other data;
●	risks associated with the facilitation of payments from consumers, including fraud and compliance with evolving rules and regulations and reliance on third parties;
●	risks resulting from system security issues, data protection breaches, cyberattacks and system outage issues;
●	Tripadvisor’s indebtedness and the resulting impacts on its business and financial condition;
●	limitations imposed by the various covenants in Tripadvisor’s credit facilities and indenture;
●	risks related to the 2026 Convertible Senior Notes and Capped Calls (each as defined herein);
●	fluctuation of Tripadvisor’s financial results;
●	factors that determine Tripadvisor’s effective income tax rate;
●	changes in tax laws that affect Tripadvisor or the examination of Tripadvisor’s tax positions;
●	changes in the tax treatment of companies engaged in e-commerce;
●	challenges by tax authorities in the jurisdictions where Tripadvisor operates;
●	fluctuation in foreign currency exchange rates which affect Tripadvisor; and
●	risks associated with our stock price being disproportionately affected by the results of operations of Tripadvisor and developments in its business.

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

Description of Business

Tripadvisor

Tripadvisor operates as a family of brands with a purpose of connecting people to experiences worth sharing.  Tripadvisor’s vision is to be the world’s most trusted source for travel and experiences. Tripadvisor operates across three reportable segments: Tripadvisor Core, Viator, and TheFork. Tripadvisor leverages its brands, technology platforms and capabilities to connect its large, global audience with partners by offering rich content, travel guidance products and services, and two-sided marketplaces for experiences, accommodations, restaurants, and other travel categories.

Tripadvisor Core’s purpose is to empower everyone to be a better traveler by serving as the world’s most trusted and essential travel guidance platform. Since Tripadvisor’s founding in 2000, the Tripadvisor brand has developed a relationship of trust and community with travelers and experience seekers by providing an online global platform for travelers to discover, generate, and share authentic user-generated content (“UGC”) in the form of ratings and reviews for destinations, points-of-interest (“POIs”), experiences, accommodations, restaurants, and cruises in over 40 countries and over 20 languages across the world. As of December 31, 2022, Tripadvisor offered more than 1 billion user-generated ratings and reviews on nearly 8 million experiences, accommodations, restaurants, airlines, and cruises. Tripadvisor’s online platform attracts one of the world’s largest travel audiences, with hundreds of millions of visitors in 2022.

Viator’s purpose is to bring more wonder into the world—to bring extraordinary, unexpected, and forever memorable experiences to more people, more often, wherever they are traveling. In doing so, Viator elevates tens of thousands of businesses, large and small. Viator delivers on its purpose by enabling travelers to discover and book iconic, unique and memorable experiences from experience operators around the globe. Viator’s online marketplace is comprehensive and easy-to-use, connecting millions of travelers to the world’s largest supply of bookable tours, activities and attractions—over 300,000 experiences from more than 50,000 operators as of December 31, 2022. Viator is a pure-play experiences online travel agency (“OTA”) singularly focused on the needs of both travelers and operators with the largest supply of bookable experiences available to travelers.

TheFork’s purpose is to deliver happiness through amazing dining experiences. TheFork delivers on its purpose by providing an online marketplace that enables diners to discover and book online reservations at more than 55,000 restaurants in 12 countries, as of December 31, 2022, across the UK, western and central Europe, and Australia. TheFork has become an urban, gastronomic guide with a strong community that offers more than 20 million restaurant reviews.

The COVID-19 pandemic had a significant negative impact on the travel and hospitality industries (collectively, the “travel industry”) and consequently adversely and materially affected Tripadvisor’s business, results of operations, liquidity and financial condition during the years ended December 31, 2021 and 2020. In 2022, Tripadvisor generally experienced a travel demand recovery fueled by the continued easing of government restrictions globally and increasing consumer travel demand. Tripadvisor believes that consumers will continue to seek connection with others, discover new places, and experience new things through travel. Tripadvisor believes this sustained demand, combined with an ongoing need to make informed decisions, creates significant long-term growth opportunities for Tripadvisor’s business.

Tripadvisor’s Industry and Market Opportunity

Tripadvisor is one of the world’s largest online travel companies; however, its consolidated annual revenue in 2022 of nearly $1.5 billion represents less than one percent of total worldwide travel spending which highlights the potential size of its global market opportunity. Phocuswright, an independent travel, tourism and hospitality research firm, estimated global travel spending, exclusive of experiences and dining, at approximately $1.6 trillion in 2020, prior to the onset of COVID-19. In December 2022, Phocuswright estimated global travel spending will reach approximately $1.4 trillion by 2024, with an expected increasing share booked through online channels each year.

Tripadvisor believes that it is a compelling leader in the global experiences industry and well positioned to capture increased share in a large and growing market that is estimated to reach more than $275 billion by 2025 according to Arival’s October 2022 report (the “Arival Report”), a leading research provider on the in-destination experiences industry. Moreover, Tripadvisor believes it is poised to benefit from increased online adoption in the global experiences industry. While online penetration in experiences remains nearly a third below other major travel categories, such as hotel accommodations, the anticipated total size of the online experiences market will continue to expand, and is expected to surpass pre-pandemic levels by 2023, according to the Arival Report, as travelers become increasingly more comfortable making last-minute bookings online, operators continue to shift online in order to more efficiently adhere to evolving pandemic regulations, and international travel returns. In addition, OTAs are the fastest growing channel in the travel experiences market and are expected to undergo significant growth going forward, with the OTA channel expected to experience a compounded annual growth rate (“CAGR”) of 62% from 2020 to 2025 according to the Arival Report.

Based on information in Euromonitor’s February 2022 report, a leading provider of global business intelligence, market research data and analysis, Tripadvisor estimates the full-service European restaurant industry may reach approximately $250 billion by 2025. In addition, based on this same data, this industry is exhibiting a similar trend as the experiences industry in terms of online adoption; the majority of restaurant reservation bookings still take place offline, but an increasing share is booked through online channels each year. Tripadvisor believes that it is still early in the global shift in consumer adoption towards booking experiences and restaurants online, which provides an exciting future market opportunity for its business.

Business Models

The Tripadvisor Core segment includes revenue generated from the following sources:

●Tripadvisor-branded Hotels Revenue. The largest source of Tripadvisor Core segment revenue is generated from click-based advertising on Tripadvisor’s hotel meta platform (formerly referred to as hotel auction), which consists primarily of contextually-relevant booking links to partner websites, which predominantly include OTAs and hotels. Click-based advertising is generally priced on a cost-per-click (“CPC”) basis, with payments from partners determined by the number of clicks generated on a commerce link multiplied by the CPC rate for each particular click. CPC rates are determined in a dynamic, competitive auction bidding process. Tripadvisor also generates click-based advertising revenue on a cost-per-action (“CPA”) basis, with payments from partners determined by a contractual commission rate based on a traveler click generated on its platform that ultimately results in a hotel booking and stay via the partners’ websites.

Tripadvisor provides additional business-to-business (“B2B”) offerings to hotels and related accommodation partners that deliver other unique opportunities to further promote, advertise, and operate their businesses as well as merchandise their inventory on its platform. These include a subscription-based advertising solution, with payments determined by a contractual fee and time duration, or other CPC-based advertising services through hotel sponsored placements on Tripadvisor’s platform.

●Tripadvisor-branded Display and Platform Revenue. Tripadvisor offers endemic and non-endemic advertisers unique opportunities to promote their brands primarily through display-based advertising placements across its brands on its platform. Tripadvisor’s advertising clients are predominantly direct suppliers of hotels, airlines and cruises, as well as destination marketing organizations (“DMOs”), OTAs, and other travel related businesses.  Display-based advertising placements are predominantly sold on a cost per thousand impressions (“CPM”), basis.
●Tripadvisor Experiences and Dining Revenue. Tripadvisor merchandises, on the Tripadvisor platform, bookable experiences available on Viator and bookable dining reservations available on TheFork and earns affiliate marketing commission revenue on bookings that are driven by its platform, which are fulfilled by Viator and TheFork, respectively.  These transactions generate intercompany (intersegment) revenue which is eliminated on a consolidated basis. The nature and economics of these transactions are consistent with the Viator segment and TheFork segment, as described below.

Tripadvisor provides additional B2B offerings to restaurant partners that deliver other unique opportunities to further promote, advertise, and operate their businesses as well as merchandise their businesses on its platform. These offerings can be subscription-based, with payments determined by a contractual fee and time duration, or CPC-based advertising services through restaurant sponsored placements on its platform.

●Other Revenue. Tripadvisor provides travelers additional offerings across various other travel categories, including alternative accommodations (e.g., short-term vacation rentals), cruises, flights, and rental cars.  Tripadvisor provides these offerings across a collection of brands that complement and reinforce its segment strategy of providing differentiated guidance that helps travelers reduce friction and make better decisions.  Tripadvisor’s alternative accommodation rentals platform (formerly referred to as vacation rentals) is a two-way marketplace that connects travelers with owners and operators of short-term rental properties, generating commission revenue from both the traveler and the property owner for each booking it facilitates across its branded platforms. Tripadvisor’s cruise, flight, and rental cars offerings generate revenue primarily through click-based and display-based advertising, as described above.

The Viator segment offers travelers a comprehensive online marketplace that provides access to over 300,000 experiences and over 50,000 experience operators. These experiences are instantly bookable online in over 190 countries. Tripadvisor’s business model relies on the success of travelers and operators who join its marketplace and generate consistent bookings over time. As operators become more successful on Tripadvisor’s platform and as travelers return over time, Tripadvisor benefits from the recurring activity on its marketplace. Tripadvisor generates revenue through commissions for each booking transaction it facilitates directly and indirectly through its platform. Through Viator, Tripadvisor powers traveler experience bookings on behalf of third-party distribution partner websites, including the Tripadvisor platform as well as many of the world’s major OTAs, airlines, hotels, online and offline travel agencies, and other prominent content and eCommerce brands.  For the majority of experience bookings, Tripadvisor collects the full amount charged to the traveler at the time of booking and remits the operator’s portion after the booked experience occurs, which contributes to positive working capital before the traveler completes the experience.

TheFork segment offers travelers and diners a comprehensive online marketplace that provides access to more than 55,000 restaurants to discover and book reservations in 12 countries across the UK, western and central Europe, and Australia. Tripadvisor primarily generates revenue for each booking reservation it facilitates on its platform, calculated on a per seated diner fee basis and paid for by the restaurant partner.  Tripadvisor also generates revenue on a subscription basis from restaurant partners by providing, for a fee, access to premium online reservation booking software and related services offerings to help them more effectively and efficiently manage their business.

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

For the years ended December 31, 2022, 2021 and 2020, Tripadvisor’s two most significant travel partners were Expedia Group, Inc., and its subsidiaries (“Expedia”), and Booking Holdings Inc., and its subsidiaries (“Booking Holdings”), each of which accounted for 10% or more of Tripadvisor’s consolidated revenue and together accounted for approximately 35%, 34% and 25% of its consolidated revenue, respectively, with nearly all of this concentration of revenue recorded in the Tripadvisor Core segment during these reporting periods. Additionally, Tripadvisor’s business is dependent on relationships with third-party service operators that it relies on to fulfill service obligations to its customers where Tripadvisor is the merchant of record, such as Tripadvisor’s experience providers and vacation rental owners. However, no single operator’s inventory resulted in more than 10% of Tripadvisor’s revenue on a consolidated basis or at a reportable segment level in any period presented.

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

Tripadvisor’s systems infrastructure for Tripadvisor-branded websites is in a "hybrid-cloud" configuration in which parts of it are housed at a colocation facility and managed by Tripadvisor’s operations team, while the rest is hosted on Amazon Web Services. Tripadvisor’s infrastructure installations have multiple communication links as well as continuous monitoring and engineering support. The co-location facility is protected with both network-level and application-level defenses, using well known commercial solutions tailored for such purposes. Tripadvisor makes use of Amazon Web Services availability zones to provide redundancy for the cloud portions of its infrastructure. Substantially all of Tripadvisor’s software components, data, and content are replicated in multiple data centers and development centers, as well as backed up at offsite locations. Tripadvisor’s systems are monitored and protected through multiple layers of security. Several of Tripadvisor’s individual subsidiaries and businesses have their own technology teams to support business growth while leveraging common assets, tools and processes for scale.

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

Seasonality

Consumers’ travel expenditures have historically followed a seasonal pattern. Correspondingly, travel partner advertising investments and therefore Tripadvisor’s revenue and operating profits, have also historically followed a seasonal pattern.  Tripadvisor’s financial performance tends to be seasonally highest in the second and third quarters of a given year, which includes the seasonal peak in consumer demand, including traveler accommodation stays, and travel experiences taken, compared to the first and fourth quarters, which represent seasonal low points. In addition, during the first half of the year, experience bookings typically exceed the amount of completed experiences, resulting in higher cash flow related to working capital, while during the second half of the year, particularly in the third quarter, this pattern reverses and cash flows from these transactions are typically negative.

Certain factors may also impact typical seasonal fluctuations, which include any significant shifts in Tripadvisor’s business mix or adverse economic conditions that could result in future seasonal patterns that are different from historical trends. For example, the negative impact to Tripadvisor’s business from COVID-19 materially affected its historical trends at varying levels during the years ended December 31, 2021 and 2020, while these trends significantly improved during the year ended December 31, 2022, resulting in increased revenue, and working capital and operating cash flow more akin to typical historical seasonality trends.

Terms of Investment in Tripadvisor

We own an approximate 21% economic interest and 56% voting interest in Tripadvisor as of December 31, 2022. Tripadvisor’s amended and restated certificate of incorporation provides that the holders of Tripadvisor common stock, acting as a single class, are entitled to elect a number of directors equal to 25% of the total number of directors, rounded up to the next whole number, which is currently three directors. We consolidate Tripadvisor as we control a majority of the voting interest in Tripadvisor. We are subject to a Governance Agreement with Tripadvisor which provides us with certain director nomination, registration and other rights and imposes certain restrictions on our shares of Class B common stock.

Regulatory Matters

Tripadvisor is subject to a number of laws and regulations that affect companies conducting business on the Internet as well as some relating to the travel industry, the provision of travel services and the vacation rental industry.  As Tripadvisor continues to expand the reach of its brands into additional international markets and expands its product offerings, it is increasingly subject to additional laws and regulations.  This includes laws and regulations regarding privacy and data protection, libel and defamation, content, intellectual property, distribution, electronic contracts and other communications, consumer protection, taxation, online payment services and competition, among others. These laws and regulations are constantly evolving and can be subject to significant change. Many of these laws and regulations are being tested in courts, and could be interpreted by regulators and courts in ways that could harm Tripadvisor’s business. In addition, the application and interpretation of these laws and regulations is often uncertain, particularly in the new and rapidly-evolving industry in which Tripadvisor operates.

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

Tripadvisor is subject to laws that require protection of user privacy and user data. As Tripadvisor’s business has evolved, Tripadvisor has begun to receive and store a greater volume of personally identifiable data. This data is increasingly subject to laws and regulations in numerous jurisdictions around the world. For example, the E.U., in May 2018, adopted the General Data Protection Regulation, which requires companies, including Tripadvisor, to meet enhanced requirements regarding the handling and storage of personal data.  In January 2020, the State of California adopted the Consumer Privacy Protection Act which also enhances privacy rights and consumer protection for residents of California.  In addition, several other U.S. states, including Colorado, Connecticut, Utah and Virginia, have adopted similar laws or are currently evaluating their own laws and regulations. The enactment, interpretation and application of these laws is still in a state of flux.

Compliance with these laws, rules and regulations has not had, and is not expected to have, a material effect on Tripadvisor’s business, results of operations and financial condition. However, there are, and will likely continue to be, an increasing number of laws and regulations pertaining to the internet and online commerce and/or information retrieved from or transmitted over the internet, online editorial and user-generated content, user privacy, behavioral targeting and online advertising, liability for third-party activities. Likewise, the SEC, Department of Justice (“DOJ”) and Office of Foreign Assets Controls (“OFAC”), as well as foreign regulatory authorities, have continued to increase the enforcement of economic sanctions and trade regulations, anti-money laundering, and anti-corruption laws, across industries. As regulations continue to evolve and regulatory oversight continues to increase, Tripadvisor cannot guarantee that its programs and policies will be deemed compliant by all applicable regulatory authorities.

Marketing

Tripadvisor has established world-renowned, widely used, and recognized brands through the innovative and efficient implementation of marketing and promotional campaigns. Particularly, Tripadvisor believes it has been successful with the strategic use of a number of cost effective online and offline marketing channels to reach travelers and diners, including its own platform channels (i.e., websites and apps), online search engines (primarily Google), social media, email, media via public relations, partnerships, and content distribution. Tripadvisor’s omni-channel marketing programs are intended to showcase the value of its industry-leading travel brands; increase user traffic; efficiently drive transactions and engagement; optimize ongoing traveler acquisition costs; and strategically position its brands in relation to one another as Tripadvisor continues to differentiate its offering versus those of its competitors. Tripadvisor’s sustained scale and profitability depend on its continued ability to cost effectively maintain and increase the overall number of users engaged on its platforms and their subsequent transactions. Tripadvisor continues to focus on its ability to attract and engage new and repeat users and encourage users to directly visit its websites and apps. Tripadvisor has the ability to manage its marketing investments across its portfolio of brands to optimize its results. Tripadvisor’s relative flexibility enables it to make decisions on a brand-by-brand, market-by-market, travel segment and customer basis that it thinks are appropriate based on the relative growth opportunity, the expected returns and the competitive environment.

Competition

Tripadvisor operates in a very competitive set of market environments that constantly evolve and change.  Some of Tripadvisor’s current and potential competitors, listed below, have significantly more customers, data, and financial and other resources than Tripadvisor does, and may be able to leverage those strengths to compete more aggressively with Tripadvisor.

Tripadvisor primarily competes, and in some cases partners, with the following businesses:

●General OTAs, such as Expedia, Booking Holdings, Airbnb, traveloka, Despegar, Trip.com and their respective subsidiaries and operating companies;
●Experiences OTAs, such as GetYourGuide, Klook, and TUI Musement;
●Hotel metasearch providers, such as trivago, Kayak and HotelsCombined;
●Online search, social media, and marketplace platforms for advertising spend, such as Google, Facebook, Twitter, Pinterest, and Snap;
●Global and regional travel, experiences, and restaurant brands seeking to promote direct bookings;
●Emerging online advertising businesses, such as ad-supported retail and entertainment platforms like Amazon, Spotify, and Walmart;
●Traditional offline travel agencies; and
●Global and regional restaurant technology providers for reservation management and related services, such as OpenTable, Resy, and Tock.

Human Capital Resources

Employees

As described above, our Company is party to a services agreement with Liberty Media, pursuant to which 83 Liberty Media corporate employees provide certain management services to the Company for a determined fee. As a result, our Company is not responsible for the hiring, retention and compensation of these individuals (except that our Company does grant equity incentive awards to these individuals). However, our Company directly benefits from the efforts undertaken by Liberty Media to attract and retain talented employees. Liberty Media strives to create a diverse, inclusive and supportive workplace, with opportunities for its employees to grow and develop in their careers, supported by competitive compensation, benefits and health and wellness programs, and by programs that build connections between its employees and their communities. Our Company fully supports these efforts.

As of December 31, 2022, Tripadvisor had approximately 3,100 employees. Approximately 55%, 35% and 10% of Tripadvisor’s current employees are based in Europe, the U.S. and the rest of the world, respectively. Additionally, Tripadvisor uses independent contractors to supplement its workforce. Tripadvisor believes it has good relationships with its employees and contractors, including relationships with employees represented by international works councils or other similar organizations.

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

Tripadvisor’s talent philosophy is to both develop talent from within and to strategically recruit key external talent. This approach has yielded a deep understanding, among Tripadvisor’s employee base, of its business, its products, and its customers, while adding new employees and ideas in support of its continuous improvement mindset.

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

The following is a summary of the material risk factors that could adversely affect our business, financial condition, and results of operations

Risk Factor Summary

Risk Factors Relating to Our Corporate History and Structure

●	We are a holding company, and we could be unable in the future to obtain cash in amounts sufficient to service our financial obligations or meet our other commitments.
●	We have no ability to cause Tripadvisor to pay dividends or otherwise make funds available to us nor do we have access to the cash that Tripadvisor generates from its operating activities.

●	Our company may have future capital needs and may not be able to obtain additional financing, or refinance our existing indebtedness, on acceptable terms.
●	Our Series A Preferred Stock has rights, preferences and privileges that are not held by, and are preferential to, the rights of our common stockholders, which could adversely affect our liquidity and financial condition and result in the interests of Certares (as defined below) differing from those of our common stockholders.
●	Holders of our Series A Preferred Stock have certain consent rights.
●	Holders of Series A Preferred Stock have certain redemption rights. We may not be able to raise the funds necessary to finance such a redemption.
●	Our company has overlapping directors and officers with Qurate Retail, Liberty Media and LBC and, following Liberty Media’s proposed split-off of its subsidiary ABH (defined below), is expected to have overlapping directors and officers with ABH, which may lead to conflicting interests.
●	Certain of our inter-company agreements were negotiated while we were a subsidiary of Qurate Retail.
●	Goodwill and other identifiable intangible assets, specifically trademarks, represent a significant portion of our total assets, and we may never realize the full value of our intangible assets.

Risk Factors Relating to Tripadvisor

●	Weak economic conditions have had a material adverse impact on Tripadvisor’s business and financial performance.
●	If Tripadvisor is unable to continue to attract a significant amount of visitors to its platform, to cost-effectively convert these visitors into revenue-generating customers and to continue to engage consumers, its business and financial performance could be harmed.
●	If Tripadvisor is unable to drive traffic cost-effectively, traffic to its platform could decline and its business would be negatively affected.
●	Tripadvisor derives a substantial portion of its revenue from advertising and any significant reduction in spending by advertisers on its platform could harm its business
●	Tripadvisor relies on a relatively small number of significant travel partners and any reduction in spending by or loss of these partners could seriously harm its business.
●	Any failure to maintain, protect or enhance Tripadvisor’s brands could hurt its ability to retain and expand its base of consumers and partners, the frequency with which consumers utilize its products and services and its ability to attract partners.
●	If Tripadvisor is unable to offer compelling products and services on mobile devices or continue to operate effectively on these platforms, its business may be adversely affected.
●	Any continued or future declines or disruptions in the economy and industries in which Tripadvisor operates could adversely affect Tripadvisor’s businesses, financial performance and the market price of Tripadvisor’s common stock and our common stock.
●	Tripadvisor operates in a competitive global environment and its failure to compete effectively could reduce its market share and harm its financial performance
●	Any failure to adapt to technological developments or industry trends could harm Tripadvisor’s businesses.
●	If Tripadvisor is unable to adapt to the evolving demands of its customers, it may not remain competitive, and its business and financial performance could suffer.
●	Tripadvisor’s dedication to making the consumer experience its highest priority may cause it to prioritize rapid innovation and consumer experience over short-term financial results.
●	Any failure in its ability to deliver quality traffic and/or the metrics to demonstrate the value of the traffic could have a material and adverse impact on the value of Tripadvisor’s platform to its partners.
●	Tripadvisor relies on assumptions and estimates and data to calculate certain of its key metrics, and real or perceived inaccuracies in such metrics may harm its reputation and negatively affect its business.
●	Tripadvisor’s future success depends on the performance of its key employees and its ability to attract and retain senior management and highly skilled personnel.
●	Acquisitions, investments, significant commercial arrangements and/or new business strategies could present new challenges and risks and disrupt its ongoing business.

Risks Related to Legal and Regulatory Matters

●	Tripadvisor is a global company that operates in many different jurisdictions inside and outside the U.S. and these operations expose Tripadvisor to additional risks.
●	Tripadvisor is regularly subject to claims, lawsuits, government investigations, and other proceedings which may result in adverse outcomes and diversion of management resources, and other negative results.
●	A failure to comply with existing or new laws, rules and regulations or changes to such laws, rules and regulations and other legal uncertainties may adversely affect Tripadvisor’s business or financial results.
●	Tripadvisor faces risks related to its intellectual property.

Risks Related to Data Security and Privacy

●	Tripadvisor’s failure to comply with laws and regulations could give rise to liabilities.
●	Tripadvisor is subject to risks associated with processing credit card and other payment transactions and failure to manage those risks may subject it to fines, penalties and additional costs and could have a negative impact on its business.
●	System security issues, data protection breaches, cyberattacks and system outage issues could disrupt Tripadvisor’s operations or services provided to its consumers, and any such disruption could damage its reputation and adversely affect its business, financial results and share price.
●	Evolving regulations, guidance and practices on the use of "cookies" and similar tracking technologies could negatively impact the way Tripadvisor does business.

Risks Related to Financial Matters

●	Tripadvisor’s financial results are difficult to forecast; they have fluctuated in the past and will likely fluctuate in the future.
●	Tripadvisor has indebtedness which could adversely affect its business and financial condition.
●	Failure to comply with the various covenants contained in Tripadvisor’s Credit Agreement and the 2025 Indenture could have a material adverse effect on its business.
●	Tripadvisor is subject to risks relating to its 2026 Convertible Senior Notes.
●	Tripadvisor is subject to risks relating to the Capped Calls.
●	Tripadvisor may have future capital needs and may not be able to obtain additional financing on acceptable terms.

Risks Related to Tax Matters

●	Tripadvisor’s effective income tax rate is impacted by a number of factors that could have a material impact on its financial results and could increase the volatility of those results.
●	Application of U.S. state and local or international tax laws, changes in tax laws or tax rulings, or the examination of Tripadvisor’s tax positions, could materially affect its financial position and results of operations.
●	Changes in the tax treatment of companies engaged in e-commerce may adversely affect the commercial use of Tripadvisor’s platform and its financial results.
●	Taxing authorities may successfully assert that Tripadvisor should have collected or in the future should collect sales and use, occupancy, VAT or similar taxes, and Tripadvisor could be subject to liability with respect to past or future sales, which could adversely affect its operating results.
●	Tripadvisor continues to be subject to significant potential tax liabilities in connection with its spin-off from Expedia.
●	Tripadvisor faces risks associated with fluctuations in foreign currency exchange rates.

Risk Factors Relating to our Common Stock and the Securities Market

●	Our stock price may be disproportionately affected by the results of operations of Tripadvisor and developments in its business.
●	It may be difficult for a third-party to acquire us, even if doing so may be beneficial to our stockholders.
●	Holders of a single series of our common stock may not have any remedies if an action by our directors has an adverse effect on only that series of our common stock.

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

Notwithstanding our ownership interest in Tripadvisor and our having two nominees on its ten member board of directors, we have no ability to cause Tripadvisor to pay dividends or otherwise make funds available to us. We do not have access to the cash that Tripadvisor generates from its operating activities. Tripadvisor generated $400 million, generated $108 million and used $194 million of cash from its operations during the years ended December 31, 2022, 2021 and 2020, respectively. Tripadvisor uses the cash it generates from its operations to fund its investing activities and to service its debt and other financing obligations. We do not have access to the cash that Tripadvisor generates unless Tripadvisor declares a dividend on its capital stock payable in cash, repurchases any or all of its outstanding shares of capital stock for cash or otherwise distributes or makes payments to its stockholders, including us. Other than the special dividend paid in December 2019, Tripadvisor has not historically paid any dividends on its capital stock or, with limited exceptions, otherwise distributed cash to its stockholders and instead has used all of its available cash in the expansion of its business and to service its debt obligations. Covenants in Tripadvisor’s existing debt instruments also restrict the payment of dividends and cash distributions to stockholders. We expect that Tripadvisor will continue to apply its available cash to the expansion of its business.

Our company may have future capital needs and may not be able to obtain additional financing, or refinance our existing indebtedness, on acceptable terms.  As of December 31, 2022, 187,414 shares of Series A Preferred Stock were outstanding and held by Certares (as defined below), with a redemption value, as of December 31, 2022, of approximately $232 million, which we are required to redeem for cash on the earlier of (i) the first business day after March 26, 2025, or (ii) subject to certain exceptions, our change in control. Beginning on March 27, 2024, we have the option, from time to time, to call and repurchase any and all of the outstanding Series A Preferred Stock for cash.    Our cash reserves may be insufficient to satisfy our obligation to redeem the Series A Preferred Stock.

As of December 31, 2022, TripCo had approximately $381 million principal amount of debt outstanding, consisting of $330 million outstanding under the Debentures, and $51 million outstanding under the VPF (defined in note 3 of the accompanying consolidated financial statements).

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

Our Series A Preferred Stock has rights, preferences and privileges that are not held by, and are preferential to, the rights of our common stockholders, which could adversely affect our liquidity and financial condition and result in the interests of Certares (as defined below) differing from those of our common stockholders. On March 15, 2020, we entered into an Investment Agreement (the “Investment Agreement”) with Certares Holdings LLC, Certares Holdings (Blockable) LLC, and Certares, Holdings (Optional) LLC  (collectively, “Certares”). Pursuant to the Investment Agreement, we sold Certares 325,000 shares of Series A Preferred Stock, for a purchase price of $1,000 per share. As of December 31, 2022, 187,414 shares of Series A Preferred Stock remained outstanding, which were held by Certares. As a holder of our Series A Preferred Stock, Certares is entitled to receive:

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

Our company has overlapping directors and officers with Qurate Retail, Liberty Media and LBC and, following Liberty Media’s proposed split-off of its subsidiary Atlanta Braves Holdings, Inc. (“ABH”), is expected to have overlapping directors and officers with ABH, which may lead to conflicting interests.  As a result of our spin-off from Qurate Retail in 2014 and other transactions between 2011 and 2014 that resulted in the separate corporate existence of Qurate Retail, Liberty Media and LBC, as well as Liberty Media’s proposed split-off of ABH, all of our executive officers also serve (or will serve, in the case of ABH) as executive officers of Qurate Retail, Liberty Media, LBC and ABH, and there are overlapping directors. None of the foregoing companies has any ownership interest in any of the others (other than Liberty Media’s current ownership of ABH pending the completion of the transactions to effect the proposed split-off of ABH). Our executive officers and members of our company’s board of directors have fiduciary duties to our stockholders. Likewise, any such persons who serve in similar capacities at Qurate Retail, Liberty Media, LBC, ABH or any other public company have fiduciary duties to that company’s stockholders. For example, there may be the potential for a conflict of interest when our company, Qurate Retail, Liberty Media, LBC or ABH looks at acquisitions and other corporate opportunities that may be suitable for each of them. Therefore, such persons may have conflicts of interest or the appearance of conflicts of interest with respect to matters involving or affecting more than one of the companies to which they owe fiduciary duties. Moreover, many of our company’s directors and officers own (or will own) Qurate Retail, Liberty Media, ABH and/or LBC stock and equity awards. These ownership interests could create, or appear to create, potential conflicts of interest when the applicable individuals are faced with decisions that could have different implications for our company, Qurate Retail, Liberty Media, LBC and ABH. Each of our company and LBC has renounced its rights to certain business opportunities and their respective restated certificate of incorporation provides that no director or officer of the respective company will breach their fiduciary duty and therefore be liable to the respective company or its stockholders by reason of the fact that any such individual directs a corporate opportunity to another person or entity (including Qurate Retail, Liberty Media, LBC, ABH and TripCo, as the case may be) instead of the respective company, or does not refer or communicate information regarding such corporate opportunity to the respective company, unless (x) such opportunity was expressly offered to such person solely in his or her capacity as a director or officer of the respective company or as a director or officer of any of the respective company’s subsidiaries, and (y) such opportunity relates to a line of business in which the respective company or any of its subsidiaries is then directly engaged. In addition, any potential conflict that qualifies as a “related party transaction” (as defined in Item 404 of Regulation S-K) is subject to review by an independent committee of the applicable issuer’s board of directors in accordance with its corporate governance guidelines. In addition, we understand that ABH is expected to adopt similar renouncement and waiver provisions in its restated articles of incorporation in connection with its proposed split-off from Liberty Media. Any other potential conflicts that arise will be addressed on a case-by-case basis, keeping in mind the applicable fiduciary duties owed by the executive officers and directors of each issuer. From time to time, we may enter into transactions with Qurate Retail, Liberty Media, LBC, ABH and/or their subsidiaries or other affiliates. There can be no assurance that the terms of any such transactions will be as favorable to our company, Qurate Retail, Liberty Media, LBC, ABH or any of their respective subsidiaries or affiliates as would be the case where there is no overlapping officer or director.

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

Goodwill and other identifiable intangible assets, specifically trademarks, represent a significant portion of our total assets, and we may never realize the full value of our intangible assets. As of December 31, 2022, we had intangible assets not subject to amortization, which consisted of goodwill and trademarks, of approximately $2,926 million, which represented approximately 63% of total assets as of December 31, 2022. These intangible assets were recorded in connection with our acquisition of a controlling interest in Tripadvisor in 2012 and subsequent acquisitions by Tripadvisor. We perform our annual assessment of the recoverability of our goodwill and other non-amortizable intangible assets during the fourth quarter, or more frequently if events and circumstances indicate impairment may have occurred. Impairments may result from, among other things, deterioration in financial and operational performance, declines in stock price, increased attrition, adverse market conditions, adverse changes in applicable laws and/or regulations, deterioration of general macroeconomic conditions, fluctuations in foreign exchange rates, increased competitive markets in which Tripadvisor operates in, declining financial performance over a sustained period, changes in key personnel and/or strategy, and a variety of other factors.

Due to the impact of COVID-19 on Tripadvisor’s future revenue outlook, TripCo recorded a trademark impairment of $250 million during the three months ended June 30, 2020 related to the former Hotels, Media & Platform reporting unit. Based on the quantitative assessment performed during the three months ended June 30, 2020 and the resulting impairment loss recorded, the carrying fair value of the trademark approximated its estimated fair value.  Further declines in Tripadvisor’s future revenue outlook could result in a decrease in the fair value of the trademark. TripCo will continue to monitor events and circumstances that may affect the fair value or carrying value of its trademark.

Due to the impact of COVID-19 on Tripadvisor’s operating results, which led to a decline in Tripadvisor’s stock price, TripCo recorded a goodwill impairment of $279 million during the three months ended June 30, 2020, related to the former Hotels, Media & Platform reporting unit. Based on the quantitative assessment performed during the second quarter and the resulting impairment loss recorded, the carrying value of the former Hotels, Media & Platform reporting unit approximated its estimated fair value. Declines in the future revenue outlook, cash flows, or other changes in the business, may necessitate future impairments, which could be material.  TripCo will continue to monitor Tripadvisor’s financial performance, stock price and other events and circumstances that may negatively impact the estimated fair values to determine if future impairment assessments may be necessary.

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

Risk Factors Relating to Tripadvisor

Weak economic conditions, including those that cause declines or disruptions in the travel industry or reduce consumer discretionary spending have had a material adverse impact on Tripadvisor’s business and financial performance. Tripadvisor’s business and financial performance are affected by the health of the worldwide travel industry. Events beyond Tripadvisor’s control, such as pandemics, unusual or extreme weather or natural disasters (whether caused by climate change or otherwise), travel-related health concerns (including epidemics or pandemics), restrictions related to travel, trade or immigration policies, wars, sources of political uncertainty, foreign policy changes, regional hostilities, imposition of taxes or surcharges by regulatory authorities, labor unrest or travel-related accidents can disrupt travel globally or otherwise result in declines in travel demand. For example, the COVID-19 pandemic caused significant disruption in the travel industry and resulted in a material adverse impact on Tripadvisor’s business.

In addition, the uncertainty of macro-economic factors and their impact on consumer behavior makes it more difficult to forecast industry and consumer trends, which in turn could adversely affect Tripadvisor’s ability to effectively manage its business. Tripadvisor’s financial performance is also subject to global economic conditions and their impact on levels of discretionary consumer spending. Sales of travel services tend to decline or grow more slowly during economic downturns and times of inflation when consumers engage in less discretionary spending, are concerned about unemployment or economic weakness, have reduced access to credit or experience other concerns that reduce their ability or willingness to travel. Leisure travel, which accounts for a substantial majority of Tripadvisor’s current business, is particularly dependent on discretionary consumer spending levels.

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

Tripadvisor relies on a relatively small number of significant travel partners and any reduction in spending by or loss of these partners could seriously harm its business. For the year ended December 31, 2022, Tripadvisor’s two most significant travel partners, Expedia and Booking (and their subsidiaries), accounted for a combined 35% of total revenue, with most of this revenue recorded within the Tripadvisor Core segment. If any of Tripadvisor’s significant travel partners were to cease or significantly curtail advertising on its platform, Tripadvisor could experience a rapid decline in its revenue over a relatively short period of time which would have a material impact on its business.

Tripadvisor’s business depends on strong brands and any failure to maintain, protect or enhance its brands could hurt its ability to retain and expand its base of consumers and partners, the frequency with which consumers utilize its products and services and its ability to attract partners. Tripadvisor’s ability to maintain and protect its brands depends, in part, on its ability to maintain consumer trust in its products and services and in the quality, integrity, reliability and usefulness of the content and other information found on its platform. If consumers do not view the content on Tripadvisor’s platform to be useful and reliable, they may seek other sources to obtain the information they are looking for and may not return to its platform as often or at all. Tripadvisor dedicates significant resources to protecting the quality of its content, primarily through its content guidelines, computer algorithms and human moderators that are focused on identifying and removing inappropriate, unreliable or deceptive content.

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

In addition, unfavorable publicity regarding, for example, Tripadvisor’s practices relating to privacy and data protection could adversely affect its reputation with its consumers and its partners. Such negative publicity also could have an adverse effect on the size, engagement, and loyalty of Tripadvisor’s user base and result in decreased revenue.

If Tripadvisor is unable to offer compelling products and services on mobile devices or continue to operate effectively on these platforms, its business may be adversely affected. Widespread adoption of mobile devices has driven substantial online traffic and commerce to mobile platforms. Tripadvisor’s platform, when utilized on mobile phone devices, have historically monetized at a significantly lower rate than desktops and advertising opportunities are more limited on these devices. Additionally, consumer purchasing patterns differ on these devices. For example, accommodation reservations made on a mobile device are generally for shorter lengths of stay and are not made as far in advance. Tripadvisor expects that the ways in which consumers engage with its platform will continue to change as consumers increasingly engage via alternative devices.

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

Tripadvisor’s success will also depend on the interoperability of its products with a range of technologies, systems, networks and standards and its ability to create, maintain and develop relationships with key participants in related industries, some of which may be its competitors. For example, Apple’s iPhone and Google’s Android are the leading smartphones in the world and Tripadvisor’s products need to synergistically function on their operating systems in order to create a positive user experience on those devices. Yet, Apple continues to announce and implement new privacy features that may limit the amount of information Tripadvisor can access about its users operating on the Apple iPhone operating system.

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

Any continued or future declines or disruptions in the economy and industries in which Tripadvisor operates could adversely affect Tripadvisor’s businesses, financial performance and the market price of Tripadvisor’s common stock and our common stock. Sales of travel and/or leisure products tend to decline or grow more slowly during economic downturns when consumers engage in less discretionary spending, are concerned about unemployment or economic weakness, have reduced access to credit or experience other concerns that reduce their ability or willingness to travel. The uncertainty of macro-economic factors and their impact on consumer behavior makes it more difficult to forecast industry and consumer trends and the timing and degree of their impact on Tripadvisor’s markets and business, which in turn could adversely affect its ability to effectively manage its business. Economic downturn and adverse market conditions may also negatively impact Tripadvisor’s partners, its partners’ access to capital, cost of capital and ability to meet liquidity needs.  These challenges faced in a prolonged economic downturn or deterioration in the travel industry could adversely impact Tripadvisor’s business, financial performance and share price. The extent and duration of such impacts remain largely uncertain and dependent on future developments that cannot be accurately predicted at this time.

The global economy may be adversely impacted by events beyond Tripadvisor’s control including actual or threatened terrorism, regional hostilities or instability, natural disasters, political instability and health concerns (including epidemics or pandemics), significant increases in energy costs, tightening of credit markets and declines in consumer confidence. For example, the COVID-19 pandemic had a material impact on the travel industry, Tripadvisor, and Tripadvisor’s financial performance. In addition, in response to the COVID-19 pandemic, much of Tripadvisor’s work force began working remotely and continue to work remotely. Working remotely can give rise to cybersecurity issues, training and compliance issues, or create operational or other challenges as Tripadvisor adjusts to a fully-remote workforce, any of which could harm its business.

Tripadvisor operates in a competitive global environment and its failure to compete effectively could reduce its market share and harm its financial performance. Tripadvisor competes with different types of companies in the various markets and geographies where it operates, including large and small companies in the travel and leisure space as well as broader service providers.  Tripadvisor faces competition for content, consumers, advertisers, online travel search and price comparison services and online reservations. Tripadvisor competes globally with both online and offline, established and emerging, providers of travel, lodging, experiences and restaurant reservation and related services. Current and new competitors can launch new services at a relatively low cost. More specifically:

●General OTAs such as Expedia, Booking Holdings, Airbnb, traveloka, Despegar, Trip.com, and their respective subsidiaries and operating companies;
●Experiences OTAs, such as GetYourGuide, Klook, and TUI Musement;
●Hotel metasearch providers such as trivago, Kayak, and HotelsCombined;
●Online search, social media, and marketplace platforms for advertising spend, such as Google, Facebook, Twitter, Pinterest, and Snap;
●Global and regional travel, experiences, and restaurant brands seeking to promote direct bookings;
●Emerging online advertising businesses, such as ad-supported retail and entertainment platforms like Amazon, Spotify, and Walmart;
●Traditional offline travel agencies; and
●Global and regional restaurant technology providers for reservation management and related services, such as OpenTable, Resy, and Tock.

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

Tripadvisor relies on information technology to operate its business and remain competitive, and any failure to adapt to technological developments or industry trends could harm its businesses. Tripadvisor’s future success depends on its ability to continuously improve and upgrade its systems and infrastructure to meet rapidly evolving consumer trends and demands while at the same time maintaining the reliability and integrity of its systems and infrastructure. Tripadvisor may not be able to maintain or replace its existing systems or introduce new technologies and systems as quickly as it would like or in a cost-effective manner. Tripadvisor may not be successful, or as successful as its competitors, in developing technologies and systems that operate effectively across multiple devices and platforms in a way that is appealing to its consumers. Tripadvisor’s future success will also depend on its ability to adapt to emerging technologies such as tokenization; new authentication technologies, such as biometrics, distributed ledger and blockchain technologies; new and emerging payment methods, such as Alipay, Paytm and WeChat Pay; artificial intelligence; virtual and augmented reality; and cloud technologies. The emergence of alternative or new devices and the emergence of niche competitors who may be able to optimize products, services or strategies for such platforms will require additional investment in technology. New developments in other areas could also make it easier for competitors to enter its markets due to lower up-front technology costs.

If Tripadvisor is unable to adapt to the evolving demands of its customers, it may not remain competitive, and its business and financial performance could suffer. Tripadvisor’s competitors are continually developing innovations in services and features. As a result, Tripadvisor is continually working to improve the user experience on its platform in order to engage its consumers and drive user traffic and conversion rates for its partners and provide its business partners with the tools they need to succeed. Tripadvisor has invested, and expects to continue to invest, significant resources in developing and marketing these innovations. Tripadvisor can give no assurances that the changes it makes will yield the benefits it expects and will not have unintended or adverse impacts. If Tripadvisor is unable to continue offering innovative products and services and quality features that customers want to use, existing customers may become dissatisfied and use competitors’ offerings and Tripadvisor may be unable to attract additional customers, which could adversely affect its business and financial performance.

Tripadvisor’s dedication to making the consumer experience its highest priority may cause it to prioritize rapid innovation and consumer experience over short-term financial results. Tripadvisor strives to create the best experience for its consumers. Tripadvisor believes that in doing so it will increase its traffic conversion (i.e., visitors converting into clicks and/or bookings), revenue and financial performance. Tripadvisor has taken actions in the past, and may continue to take actions in the future, that have the effect of reducing its short-term financial results if it believes the actions benefit the overall consumer experience. These decisions may not produce the long-term benefits Tripadvisor expects, new or enhanced products may fail to engage consumers and/or Tripadvisor may be unsuccessful in its efforts to monetize these initiatives, in which case its relationships with consumers and partners, and its business and financial performance could be harmed.

Tripadvisor is dependent upon the quality of traffic in its network to provide value to its partners, and any failure in its ability to deliver quality traffic and/or the metrics to demonstrate the value of the traffic could have a material and adverse impact on the value of its platform to its partners and adversely affect its revenue. Tripadvisor uses technology and processes to monitor the quality of the internet traffic that it delivers to its partners and has identified metrics to demonstrate the quality of that traffic and identify low quality clicks such as non-human processes, including robots, spiders, the mechanical automation of clicking and other types of invalid clicks or click fraud. Even with such monitoring in place, there is a risk that a certain amount of low-quality traffic will be delivered to such online advertisers. Such low-quality or invalid traffic may be detrimental to Tripadvisor’s relationships with partners and could adversely affect its advertising pricing and revenue.

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

Tripadvisor’s future success depends on the performance of its key employees and its ability to attract and retain senior management and highly skilled personnel. In particular, Tripadvisor is highly dependent on the services of its leadership team for the development of and execution on its vision and strategy. In 2022, Tripadvisor made several changes to its senior management team, including those serving as Chief Executive Officer and President; and Chief Financial Officer and adding several senior leaders. Tripadvisor’s future performance will depend, in part, on the successful integration of these new senior level executives into their roles. If Tripadvisor does not successfully manage these additions, it could be viewed negatively by its investors, employees, and partners, and could have an adverse impact on its business and results of operations. Tripadvisor also heavily relies on the continued service and performance of its senior management team, which provides leadership, contributes to the core areas of Tripadvisor’s business and helps it to efficiently execute on mission, vision and strategic initiatives. If Tripadvisor is unable to retain members of its senior management team, including its executive leadership, Tripadvisor may not be able to manage its business effectively and, as a result, its business and operating results could be harmed. If the senior management team fails to work together effectively and to execute its plans and strategies on a timely basis, then its business and future growth prospects could be harmed.

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

A failure to comply with existing or new laws, rules and regulations or changes to such laws, rules and regulations and other legal uncertainties may adversely affect Tripadvisor’s business or financial results. Tripadvisor’s business and financial results could be adversely affected by unfavorable changes in or interpretations of existing laws, rules and regulations or the promulgation of new laws, rules and regulations applicable to Tripadvisor and its business, including, but not limited to, those relating to internet and online commerce, internet advertising, consumer protection, intermediary liability and data security and privacy. These laws continue to evolve. For example, there is, and will likely continue to be, an increasing number of laws and regulations pertaining to internet and online commerce and liability for information retrieved from or transmitted over the internet, online editorial and user-generated content, user privacy, behavioral targeting and online advertising and liability for third-party activities. Likewise, the SEC, DOJ and OFAC, as well as foreign regulatory authorities, have continued to increase the enforcement of economic sanctions and trade regulations, anti-money laundering, and anti-corruption laws, across industries. Operating in this dynamic regulatory environment requires significant management attention and financial resources. As regulations continue to evolve and regulatory oversight continues to increase, Tripadvisor cannot guarantee that its programs and policies will be deemed compliant by all applicable regulatory authorities. The failure of Tripadvisor’s businesses to comply with these laws and regulations could result in fines and/or proceedings against us by governmental agencies, regulatory authorities, courts and/or consumers, which, if material, could adversely affect Tripadvisor’s business and financial results.

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

Risks Related to Data Security and Privacy

Tripadvisor’s processing, storage and use of personal information and other data subjects it to additional laws and regulations. Failure to comply with those laws and regulations could give rise to liabilities. The security of data when engaging in electronic commerce is essential to maintaining consumer and service provider confidence in Tripadvisor’s services. Tripadvisor is subject to a variety of laws in the U.S. and abroad regarding privacy and the storing, sharing, use, processing, disclosure and protection of personal information, the scope of which are changing, subject to differing interpretations, and may be inconsistent between countries or conflict with other existing laws. The regulatory framework for privacy issues worldwide is currently in flux and is likely to remain so for the foreseeable future. In addition, practices regarding the collection, use, storage, transmission and security of personal information by companies operating over the internet have recently come under increased public scrutiny.

Implementing and complying with these laws and regulations may be more costly or take longer than Tripadvisor anticipates, or could otherwise affect its operations. Any failure or perceived failure by Tripadvisor to comply with its privacy and information security policies, privacy-related obligations to consumers or other third parties, or privacy-related legal obligations, may result in litigation or governmental enforcement actions that could harm its reputation and cause its consumers and partners to lose trust in Tripadvisor, any of which could have an adverse effect on its business, brand, market share and financial results.

Tripadvisor is subject to risks associated with processing credit card and other payment transactions and failure to manage those risks may subject it to fines, penalties and/or additional costs and could have a negative impact on its business. Tripadvisor accepts payments from consumers and its business partners using a variety of methods, including credit, debit and invoicing. Tripadvisor is susceptible to fraudulent activity and cybercrime generally and with respect to this payment facilitation activity. Tripadvisor relies on third parties to provide certain payment methods and payment processing services and its business could be disrupted if these companies become unwilling or unable to provide these services to it. Tripadvisor is subject to laws, regulations and compliance requirements relating to payments, international money transfers, privacy and information security and money laundering, including obligations to implement enhanced authentication processes. Tripadvisor is also subject to payment card association operating rules, including data security rules, certification requirements, and rules governing electronic funds transfers, which could change or be reinterpreted to make it difficult or impossible for Tripadvisor to comply. These laws, regulations and/or requirements result in significant costs. If Tripadvisor fails to comply or if its data security systems are breached or compromised, Tripadvisor may be liable for card issuing banks’ costs, subject to fines, penalties and higher transaction fees, and/or lose its ability to accept credit and debit card payments, process electronic funds transfers, or facilitate other types of online payments. In addition, for certain payment methods, including credit and debit cards, Tripadvisor pays interchange and other fees, which may increase over time and raise its operating costs and lower profitability.

Additionally, Tripadvisor’s marketplace activities in the U.K. and Europe require it to obtain or operate under a payment institution license under the Payment Services Directive Two (“PSD2”). PSD2 requires a license to perform certain defined “payment services” in a European Economic Area (“EEA”) member state. Conditions for obtaining and complying with the license include minimum capital requirements, establishment of procedures for safeguarding funds, and certain governance and reporting requirements. Certain obligations relating to internal controls and the conduct of business, in particular, consumer disclosure requirements and certain rules regarding the timing and settlement of payments, must be met. Tripadvisor has obtained a payment institution license in the U.K. As a result of Brexit, it is no longer able to passport its U.K. license to the EEA. Although work on Tripadvisor’s E.U. application is underway and Tripadvisor anticipates submitting its application in the first half of 2023, it may not receive the E.U. license on a timely basis if at all.

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

System security issues, data protection breaches, cyberattacks and system outage issues could disrupt Tripadvisor’s operations or services provided to its consumers, and any such disruption could damage its reputation and adversely affect its business, financial results and share price. Tripadvisor’s reputation and ability to attract, retain and service its consumers and partners is dependent upon the reliable performance and security of its computer systems and those of third-parties Tripadvisor utilizes in its operations. Significant security issues, data breaches, cyberattacks and outages, interruptions or delays, in Tripadvisor’s systems or third-party systems upon which it relies, could impair Tripadvisor’s ability to display content or process transactions and significantly harm its business. Breaches of Tripadvisor’s security measures or the accidental loss, inadvertent disclosure or unapproved dissemination of proprietary information or sensitive or confidential data about Tripadvisor, its consumers or its partners, could expose Tripadvisor, its consumers and partners to a risk of loss or misuse of this information, damage its brand and reputation or otherwise harm its business and financial performance and could result in government enforcement actions and litigation and potential liability for Tripadvisor. The costs of enhancing infrastructure to attain improved stability and redundancy may be time consuming and expensive and may require resources and expertise that are difficult to obtain. In addition, to the extent that Tripadvisor does experience a data breach, remediation may be costly and it may not have adequate insurance to cover such costs.

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

Evolving regulations, guidance and practices on the use of "cookies" and similar tracking technologies could negatively impact the way Tripadvisor does business. Cookies and similar technologies are common tools used by websites and apps, including Tripadvisor’s, to store or gather information, improve site security, improve and personalize the customer experience, market to consumers and increase conversion. Companies such as Apple and Google have introduced new policies governing developers’ use of cookies and similar tracking technologies, including enhanced disclosure and opt in requirements. Similarly, many states and countries have adopted data protection laws and regulations governing the use of cookies and other similar tracking technologies by websites and app developers. Such regulations could limit Tripadvisor’s ability to serve certain customers in the manner it currently does, including with respect to retargeting or personalized advertising, impair its ability to improve and optimize performance on its platform, negatively affect a consumer's experience using its platform, which, in turn, could negatively impact its business. Equally, privacy has been the impetus behind a move towards a cookie-less online ecosystem which poses a potential risk to its online behavioral advertising strategy.

Risks Related to Financial Matters

Tripadvisor’s financial results are difficult to forecast; they have fluctuated in the past and will likely fluctuate in the future. Tripadvisor’s financial results in any given quarter can be influenced by numerous factors, many of which it is unable to predict or are outside of its control, including:

●	Its ability to maintain and grow its consumer base and to increase user engagement;
●	Increases in marketing, sales and other expenses that it will incur to grow and expand its operations and to remain competitive;
●	Fluctuations in the marketing spend of its travel partners due to seasonality, global or regional events or other factors;
●	User behavior or product changes that may reduce traffic to features or products that it successfully monetizes;
●	System failure or outages, which would prevent it from serving ads for any period of time;
●	Breaches of security or privacy and the costs associated with any such breaches and remediation;
●	Fees paid to third parties for content or promotion of its products and services;
●	Adverse litigation judgments, settlement or other litigation related costs;
●	Changes in the legislative or regulatory environment or engagement by regulators;
●	Changes in tax laws, which may significantly affect its tax rates and taxes due;
●	Tax obligations that may arise from resolutions of tax examinations that may materially differ from the amounts it has anticipated;
●	Fluctuations in currency exchange rates and changes in the proportion of its revenue and expenses denominated in foreign currencies;
●	Changes in United States generally accepted accounting principles (“GAAP”); and
●	Changes in global business and macroeconomic conditions.

As a result, you should not rely upon Tripadvisor’s quarterly financial results as indicators of future performance.

Tripadvisor has indebtedness which could adversely affect its business and financial condition. With respect to the 2025 Senior Notes and 2026 Convertible Senior Notes (as defined in note 5 of the accompanying consolidated financial statements), Tripadvisor is subject to risks relating to its existing or potential indebtedness that include:

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

Failure to comply with the various covenants contained in Tripadvisor’s Credit Agreement and the 2025 Indenture could have a material adverse effect on its business. The various covenants contained in the Credit Agreement and 2025 Indenture (as defined in note 5 of the accompanying consolidated financial statements) include those that limit Tripadvisor’s ability to, among other things:

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

Tripadvisor is subject to risks relating to its 2026 Convertible Senior Notes. If any of the conditions to the conversion of the 2026 Convertible Senior Notes is satisfied, then Tripadvisor may be required under applicable accounting standards to reclassify the liability carrying value of the 2026 Convertible Senior Notes as a current, rather than a long-term, liability thereby materially reducing its reported working capital. This reclassification could be required even if no noteholders exchange their 2026 Convertible Senior Notes.

Holders of the 2026 Convertible Senior Notes may convert the 2026 Convertible Senior Notes after the occurrence of certain dates or events. Settlement of the 2026 Convertible Senior Notes could adversely affect Tripadvisor’s liquidity.

Tripadvisor is subject to risks relating to the Capped Calls. In connection with the issuance of the 2026 Convertible Senior Notes, Tripadvisor entered into privately negotiated capped call transactions (the “Capped Calls”) to reduce potential dilution to its common stock and/or offset cash payments Tripadvisor must make in excess of the principal amount, in each case, upon any conversion of the 2026 Convertible Senior Notes, with such offset subject to a cap. Tripadvisor is subject to the risk that one or more of the hedge counterparties may default under the Capped Calls. If any of the hedge counterparties become subject to insolvency proceedings, Tripadvisor will become an unsecured creditor with a claim equal to its exposure at that time under its transactions with such counterparties. Tripadvisor’s exposure will depend on many factors but, generally, the increase in its exposure will be correlated to the increase in the market price and in the volatility of Tripadvisor’s common stock. In addition, upon a default by a hedge counterparty, Tripadvisor may suffer adverse tax consequences and more dilution than it currently anticipates with respect to its common stock.

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

Over the last several years, the Organization for Economic Cooperation and Development (“OECD”) has been working on a Base Erosion and Profit Shifting Project to address the tax challenges arising from digitalization. The OECD/G20 Inclusive Framework has issued various guidelines, policy notes, and proposals that if adopted could result in an overhaul of the international taxation system under which our current tax obligations are determined. In October 2021, more than 130 countries tentatively signed on to a framework, which calls for a minimum tax rate on corporations of 15% and a reallocation of profits from the largest and most profitable businesses to countries where they make sales. The proposed framework, once enacted, envisages new international tax rules and the removal of all digital services taxes. As this framework is subject to further negotiation and implementation by each member country, the timing and ultimate impact of any such changes on our tax obligations is uncertain. As the OECD/G20 continues to drive toward a consensus framework, several countries which have previously enacted unilateral digital services tax initiatives, such as France, Italy, Spain, and the U.K., will continue to impose these revenue-based taxes until implementation of the consensus framework. During the years ended December 31, 2022, 2021 and 2020, Tripadvisor recorded $9 million, $1 million and $2 million, respectively, of digital service tax to general and administrative expense on the consolidated statements of operations.

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

Tripadvisor continues to be subject to significant potential tax liabilities in connection with its spin-off from Expedia (the “Spin-Off”). Under the tax sharing agreement between Tripadvisor and Expedia entered into in connection with the Spin-Off, Tripadvisor is generally required to indemnify Expedia for any taxes resulting from the Spin-Off (and any related interest, penalties, legal and professional fees, and all costs and damages associated with related stockholder litigation or controversies). Tripadvisor continues to be responsible for potential tax liabilities in connection with consolidated income tax returns filed with Expedia prior to or in connection with the Spin-Off. By virtue of previously filed consolidated tax returns with Expedia, Tripadvisor is currently under IRS audit for the 2009, 2010, and short-period 2011 tax years and, in connection with that audit, has received Notices of Proposed Adjustment from the IRS which would result in an increase in its worldwide income tax expense. Tripadvisor has requested competent authority assistance under the Mutual Agreement Procedure (“MAP”) for tax years 2009 through 2011. The outcome of these matters or any other audits could subject Tripadvisor to significant tax liabilities. In January 2023, Tripadvisor received a final notice regarding a MAP settlement for the 2009 through 2011 tax years, which Tripadvisor accepted in February 2023. In the first quarter of 2023, Tripadvisor will record additional tax expense as a discrete item, inclusive of interest, in an estimated range of $25 million to $35 million specifically related to this settlement.

Tripadvisor faces risks associated with fluctuations in foreign currency exchange rates. As a result, Tripadvisor faces exposure to movements in foreign currency exchange rates including, but not limited to, re-measurement of gains and losses from changes in the value of foreign denominated assets and liabilities; translation gains and losses on foreign subsidiary financial results that are translated into U.S. dollars upon consolidation; and planning risk related to changes in exchange rates between the time it prepares its annual and quarterly forecasts and when actual results occur. For example, in the event that one or more European countries were to replace the Euro with another currency, Tripadvisor’s sales into such countries, or into Europe generally, would likely be adversely affected until stable exchange rates are established. Accordingly, fluctuations in foreign currency exchange rates, such as the strengthening of the U.S. dollar against the Euro or the British pound, could adversely affect Tripadvisor’s revenue growth in future periods.

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

Risk Factors Relating to our Common Stock and the Securities Market

Our stock price may be disproportionately affected by the results of operations of Tripadvisor and developments in its business. The fair value of our investment in Tripadvisor, on an as-converted basis, was $526 million as of December 31, 2022, which represents a significant portion of our total market value. Since our common stock began trading in 2014, the share price of our Series A common stock has had a tendency to move in tandem with the share price of Tripadvisor's common stock. As a result, our Series A common stock price may be disproportionately affected by the results of operations of Tripadvisor and developments in its business.

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

Further, Mr. Maffei beneficially owns shares representing the power to direct approximately 43% of the aggregate voting power in our company, due to his beneficial ownership of approximately 98% of the outstanding shares of our Series B common stock as of January 31, 2023.

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

As of December 31, 2022, Tripadvisor does not own any real estate. Tripadvisor leases approximately 280,000 square feet of office space for its corporate headquarters in Needham, Massachusetts. Tripadvisor’s headquarters lease has an expiration date of December 2030, with an option to extend the lease term for two consecutive terms of five years each. Tripadvisor also leases an aggregate of approximately 400,000 square feet of office space at approximately 30 locations across North America, Europe, Asia Pacific and South America, primarily used for sales offices, subsidiary headquarters and for international operations, pursuant to leases with various expiration dates. Tripadvisor believes that its current facilities are adequate for its current operations and that additional leased space can be obtained on reasonable terms if needed.

Item 3. Legal Proceedings

Refer to note 12 in the accompanying notes to the consolidated financial statements for information on our legal proceedings.

Item 4. Mine Safety Disclosures

Not applicable.

PART II

Item 5. Market for Registrant's Common Equity and Related Stockholder Matters of Equity Securities.

Market Information

Our Series A and Series B common stock trade on the Nasdaq Global Select Market under the symbols “LTRPA” and “LTRPB,” respectively. Stock price information for securities traded on the Nasdaq Global Select Market can be found on the Nasdaq’s website at www.nasdaq.com. The following table sets forth the range of high and low sales prices of shares of our Series B common stock for the years ended December 31, 2022 and 2021. Although our Series B common stock is traded on the Nasdaq Global Select Market, an established published trading market does not exist for the stock, as it is not actively traded.

	Liberty TripAdvisor Holdings, Inc.
	Series B
	High	Low
2021
First quarter	$59.90	25.20
Second quarter	$110.00	28.00
Third quarter	$32.10	26.50
Fourth quarter	$30.11	15.29
2022
First quarter	$22.17	13.00
Second quarter	$16.15	8.43
Third quarter	$93.67	9.16
Fourth quarter	$32.50	20.15

Holders

As of January 31, 2023, there were approximately 745 and 40 record holders of our Series A and Series B common stock, respectively.  The foregoing numbers of record holders do not include the number of stockholders whose shares are held nominally by banks, brokerage houses or other institutions, but include each such institution as one shareholder.

Dividends

We have not paid any cash dividends on our common stock, and we have no present intention of so doing.  Payment of cash dividends, if any, in the future will be determined by our board of directors in light of our earnings, financial condition and other relevant considerations.

Securities Authorized for Issuance Under Equity Compensation Plans

Information required by this item is incorporated by reference to our definitive proxy statement for our 2023 Annual Meeting of stockholders.

Purchases of Equity Securities by the Issuer

There were no repurchases of our common stock during the three months ended December 31, 2022. No shares of our Series A common stock were surrendered by our officers and employees to pay withholding taxes and other deductions in connection with the vesting of their restricted stock during the three months ended December 31, 2022.

Item 6. [Reserved]

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis provides information concerning our results of operations and financial condition. This discussion should be read in conjunction with our accompanying consolidated financial statements and the notes thereto.

Overview

Liberty TripAdvisor Holdings, Inc. (“TripCo” or the “Company”) holds an approximate 21% economic interest and 56% voting interest in its subsidiary Tripadvisor, Inc. (“Tripadvisor”) as of December 31, 2022.

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

Our “Corporate” category includes corporate expenses.

Tripadvisor’s stock price declined in March 2020, which triggered the mandatory prepayment of TripCo’s Margin Loan (as defined in note 5 of the accompanying notes to the consolidated financial statements). In order to repay the Margin Loan, TripCo and Gregory B. Maffei entered into an Investment Agreement (the “Investment Agreement”) with Certares Holdings LLC, Certares Holdings (Blockable) LLC and Certares Holdings (Optional) LLC with respect to an investment in TripCo’s newly-created 8% Series A Cumulative Redeemable Preferred Stock, par value $0.01 per share (the “Series A Preferred Stock”) which was later assigned to Certares LTRIP LLC (“Certares” or the “Purchaser”). Pursuant to the assigned Investment Agreement, on March 26, 2020, TripCo issued 325,000 shares of Series A Preferred Stock to Certares for a purchase price of $1,000 per share (see note 8 in the accompanying notes to the consolidated financial statements). On March 29, 2021 and April 6, 2021, TripCo repurchased a portion of the Series A Preferred Stock. See further discussion about the Series A Preferred Stock in note 8 to the accompanying notes to the consolidated financial statements).

Strategies and Challenges

Results for TripCo are largely dependent upon the operating performance of Tripadvisor. Therefore, the executive summary below contains the strategies and challenges of Tripadvisor for an understanding of the business objectives of Tripadvisor.

Tripadvisor operates in a unique position in the travel and experiences ecosystem:

●Large, global, and growing addressable markets including travel, experiences, and digital advertising;
●A large, global and engaged audience making meaningful contributions that reinforces a relationship of trust and community; and
●A wealth of high intent data that comes from serving its audience of travelers and experience seekers at different points along their journey - whether they are engaging on Tripadvisor’s platforms for  inspiration on their next experience, planning a trip, or making a purchasing decision.

Tripadvisor is united in a shared purpose and vision, but operates different value creation strategies for each segment. Tripadvisor manages priorities and levels of investment based upon factors that include the size and maturity of each segment, the size and maturity of the addressable market, growth opportunities, and competitive positioning, among other factors.

In the Tripadvisor Core segment, Tripadvisor offers a compelling value proposition to both travelers and partners across a number of key categories that include accommodations, experiences, and media, among other categories. This value proposition is delivered through a collection of durable assets that Tripadvisor believes is difficult to replicate: a trusted brand, authentic user generated content, a large community of contributors, and one of the largest global travel audiences.  Tripadvisor’s strategy in this segment is to leverage these core assets as well as its technology capabilities to provide travelers with a compelling user experience that helps travelers make the best decisions in each phase of their travel journey, including pre-trip planning, in-destination, and post-trip sharing. Tripadvisor intends to drive new traveler acquisition and repeat audience engagement on its platform by offering meaningful travel guidance solutions and services that reduce friction in the traveler journey and create a deeper, more persistent relationship with travelers.  Tripadvisor evaluates investment opportunities across data, product, marketing, and technology that it believes will improve the monetization of its audience through deeper engagement, which, in turn, Tripadvisor expects will drive more value to its partners.

In the Viator and TheFork segments, Tripadvisor provides two-sided marketplaces that connect travelers and diners to operators of bookable experiences and restaurants, respectively. Within the Viator segment, Tripadvisor is investing in growth, future scale, and market share gains to accelerate its market leadership position, while improving booking unit economics that provide visibility to sustainable future profitability. This means driving awareness and higher quality audience engagement, which Tripadvisor believes will drive greater repeat behavior, more direct traffic, and translate into improved unit economics over time.  Tripadvisor’s investments on both sides of its marketplace, as well as in its core offerings, are intended to deliver a differentiated value proposition that will drive sustainable market leadership as its partners, operators, and travelers find themselves in an increasingly competitive marketplace environment. Similarly, in TheFork segment, Tripadvisor is also investing in growth, future scale, and market share gains.  Tripadvisor’s investments are focused on continuing to grow both its restaurant base and its diner base by offering innovative tools and features on its platform, and through continued awareness of its brand.

Tripadvisor expects to drive growth through organic investment in data, product, marketing and technology to further enhance the value it delivers to travelers and partners across its brands, platforms, and reportable segments. In addition, Tripadvisor may accelerate growth inorganically by opportunistically pursuing strategic acquisitions.

Current Trends Affecting Tripadvisor’s Business

The online travel industry in which Tripadvisor operates is large, highly dynamic and competitive.  Described below are the impacts on Tripadvisor’s business from COVID-19, other current trends affecting its business and reportable segments, including key drivers of financial results, and uncertainties that may impact Tripadvisor’s ability to execute on its objectives and strategies, are below.

COVID-19

The COVID-19 pandemic had a significant negative impact on the global economy and the travel, leisure, hospitality and restaurant industries in particular beginning in 2020. Since the beginning of the pandemic, the pervasiveness and severity of travel restrictions and stay-at-home directives have varied by country and state; however, as of December 31, 2022, most of the countries in which Tripadvisor operates had eased or completely lifted such restrictions. While the COVID-19 pandemic negatively and materially affected Tripadvisor’s results for the years ended December 31, 2020 and 2021, in 2022, although some areas of Tripadvisor’s business recovered faster than others, as discussed below, Tripadvisor generally experienced a recovery in travel demand and its financial performance during 2022. Although all periods included in the accompanying consolidated financial statements were impacted at varying degrees by the COVID-19 pandemic, none of these periods are considered comparable, and no periods affected by the pandemic are expected to be comparable to future periods. As a result, for additional context, the below information is provided regarding Tripadvisor’s performance for the year ended December 31, 2022 as compared to the year ended December 31, 2019, before the impacts of the COVID-19 pandemic.

Tripadvisor’s consolidated revenue for the year ended December 31, 2022 was approximately $1.5 billion, an increase of 65%, when compared to the same period in 2021. In comparison to a pre-COVID-19 timeframe, consolidated revenue for the year ended December 31, 2022 was approximately 96% of 2019’s comparable period, an increase from approximately 58% of 2019’s comparable period during the year ended December 31, 2021, primarily attributable to what Tripadvisor believes to be increased consumer travel demand for travel industry related services, combined with the easing of government travel restrictions. Revenue trends also improved as 2022 progressed as consolidated revenue for the third and fourth quarter of 2022 exceeded parity with 2019's comparable period, in comparison to approximately 70% and 99% of 2019’s comparable periods during the first and second quarters of 2022, respectively.

Tripadvisor Core revenue increased 45% during the year ended December 31, 2022, when compared to the same period in 2021, despite the significant impact from the Omicron variant in the month of January 2022, as travel demand and revenue rebounded significantly during 2022. In comparison to a pre-COVID-19 timeframe, during the year ended December 31, 2022, Tripadvisor Core revenue reached approximately 79% of 2019’s comparable period, an increase from approximately 54% of 2019’s comparable period during 2021.

Tripadvisor-branded hotels revenue increased 44% during the year ended December 31, 2022, when compared to 2021, primarily driven by growth in Tripadvisor’s hotel meta (formerly referred to as hotel auction). During 2022, Tripadvisor-branded hotels revenue reached approximately 83% of 2019’s comparable period, an increase from approximately 58% of 2019’s comparable period during 2021.  Tripadvisor saw continued strength of recovery in its U.S. hotel meta revenue throughout 2022 on strong consumer travel demand, reaching parity with 2019’s comparable period during the year ended December 31, 2022. Revenue recovery in Europe and the rest of the world has been slower relative to the U.S. due to relative brand strength and recognition, but also due to uneven macroeconomic environments.

While slower to recover than Tripadvisor-branded hotels revenue, Tripadvisor-branded display and platform revenue increased 33% during the year ended December 31, 2022, when compared to 2021. In comparison to a pre-COVID-19 timeframe, Tripadvisor-branded display and platform revenue for the year ended December 31, 2022 was approximately 81% of 2019’s comparable period, an increase from approximately 61% of 2019’s comparable period in 2021. This improvement in 2022 was primarily driven by an increase in marketing spend from Tripadvisor’s advertisers in correlation with increasing consumer travel demand, as discussed above.

Tripadvisor experiences and dining revenue increased 91% as a result of the travel demand recovery, combined with the easing of government restrictions, as well as the continued execution by its business, primarily driven by performance in Tripadvisor’s experiences offering as it continues to make investments in this offering to gain market share. In comparison to a pre-COVID-19 timeframe, Tripadvisor experiences and dining revenue for the year ended December 31, 2022 was approximately 115% of 2019’s comparable period, an increase from approximately 60% of 2019’s comparable period in 2021.

Other revenue also improved during the year ended December 31, 2022, when compared to 2021, primarily driven by similar trends of increased consumer travel demand as part of the global travel demand recovery. The offerings within Other complement the Tripadvisor Core segment’s long-term strategy of delivering comprehensive guidance across the traveler journey.  However, Other revenue during the year ended December 31, 2022 has been slower to recover when compared against 2019's comparable period as Tripadvisor continues to balance capital deployments across its portfolio that align with its strategic priorities across the segment. Tripadvisor has also divested certain offerings within Other since 2019.

Tripadvisor began to see improvement in its Viator segment’s financial results during the third quarter of 2021, and this trend has continued throughout 2022, as revenue increased 168% during the year ended December 31, 2022, when compared to 2021, primarily driven by the consumer demand recovery, across all geographies, in conjunction with the lifting of various government restrictions on experience activities and the travel industry recovery, as well as continued execution by the business. In comparison to a pre-COVID-19 timeframe, Viator segment revenue for 2022 was approximately 171% of 2019’s comparable period, an increase from approximately 64% of 2019’s comparable period in 2021.

During the first quarter of 2021, restaurants in most of the European countries in which TheFork operates were ordered to remain closed. In TheFork segment, Tripadvisor saw a notable recovery beginning in mid-May 2021, as restaurants in most European countries in which TheFork operates began reopening for in-restaurant dining. However, late in the fourth quarter of 2021 and early into the first quarter of 2022, Omicron-related restrictions and related impacts to consumer demand within Europe again negatively impacted TheFork. These Omicron-related restrictions were lifted late in the first quarter of 2022, bringing a recovery of consumer demand and revenue, although European consumer demand and restaurant openings remained below pre-pandemic levels through 2022. TheFork segment revenue during 2022 increased approximately 48%, primarily driven by improving consumer demand, when compared to 2021. In comparison to a pre-COVID-19 timeframe, TheFork revenue for 2022 was approximately 99% of 2019’s comparable period, an increase from approximately 67% of 2019’s comparable period in 2021.

Other Current Trends

In response to increased consumer travel demand, Tripadvisor increased its performance marketing investments in 2022. In Tripadvisor Core, Tripadvisor observed strong performance in hotel meta primarily driven by increased CPC pricing during 2022.  This environment allowed Tripadvisor to increase performance marketing at a profitable ROAS (return on advertising spend), while its direct traffic, including SEO, has been slower to recover. Historically, Tripadvisor has generated a significant amount of direct traffic from search engines, such as Google, through strong SEO performance. Tripadvisor believes its SEO traffic acquisition performance has been negatively impacted in the past, and may be impacted in the future by search engines (primarily Google) increasing the prominence of their own products in search results. Over the long-term, Tripadvisor is focused on driving a greater percentage of its traffic from direct sources and channels that are more profitable than performance marketing channels.

The global experiences market is large, growing, and highly fragmented, with the vast majority of bookings still occurring through traditional offline sources.  Tripadvisor is observing a secular shift, however, as this market continues to grow and moves online faster.  Tripadvisor is observing similar trends in terms of online adoption by both consumers and partners in the global restaurants category, particularly in Europe. Given the competitive positioning of Tripadvisor’s businesses relative to the attractive growth prospects in these categories, Tripadvisor expects to continue to invest in these categories, and in particular within Viator and TheFork, to continue accelerating revenue growth, operating scale, and market share gains for the long-term.

Results of Operations—Consolidated

General.  We provide in the tables below information regarding our historical Consolidated Operating Results and Other Income and Expense, as well as information regarding the contribution to those items from our reportable segments.

A discussion regarding our financial condition and results of operations for fiscal year 2022 compared to fiscal year 2021 is presented below. A discussion regarding our financial condition and results of operations for fiscal year 2021 compared to fiscal year 2020 can be found in Part II, Item 7. "Management’s Discussion and Analysis of Financial Condition and Results of Operations" of our Annual Report on Form 10-K for the year ended December 31, 2021, filed with the SEC on February 18, 2022.

In the second quarter of 2022, as part of a continuous review of our business we realigned the reportable segment information which our chief operating decision maker, or CODM, regularly assesses to evaluate performance for operating decision-making purposes, including evaluation and allocation of resources. The revised segment reporting structure includes the following reportable segments: (1) Tripadvisor Core; (2) Viator; and (3) TheFork. All prior period segment disclosure information has been reclassified to conform to the current reporting structure in this Form 10-K. These reclassifications had no effect on the consolidated financial statements in any period.  See further information in note 13 to the accompanying notes to the financial statements.

	Years ended December 31,
	2022	2021	2020

	amounts in millions
Revenue
Tripadvisor Core	$966	665	483
Viator	493	184	55
TheFork	126	85	86
Intersegment eliminations	(93)	(32)	(20)
Total revenue	1,492	902	604
Operating expense, excluding stock-based compensation	301	239	230
SG&A, excluding stock-based compensation	913	573	435
Stock-based compensation	93	125	112
Depreciation and amortization	97	150	168
Restructuring and other related reorganization costs	—	—	41
Impairment of goodwill and intangible assets	—	—	550
Operating income (loss)	88	(185)	(932)
Other income (expense):
Interest expense	(65)	(60)	(41)
Dividend and interest income	16	1	3
Realized and unrealized gains (losses) on financial instruments, net	62	251	(19)
Other, net	(8)	(12)	(25)
	5	180	(82)
Earnings (loss) before income taxes	93	(5)	(1,014)
Income tax (expense) benefit	(47)	43	152
Net earnings (loss)	$46	38	(862)

Adjusted OIBDA	$287	90	(61)

Revenue. Tripadvisor Core revenue increased $301 million for the year ended December 31, 2022, as compared to the corresponding prior year period.  The Tripadvisor Core segment has four revenue sources, as described above: (1) Tripadvisor-branded hotels, which includes Hotel auction and B2B revenue; (2) Tripadvisor-branded display and platform; (3) Tripadvisor experience and dining; and (4) Other. Tripadvisor Core revenue is detailed as follows:

	Years ended December 31,
	2022	2021	2020

	amounts in millions
Tripadvisor-branded hotels	$650	451	292
Tripadvisor-branded display and platform	130	98	69
Tripadvisor experience and dining (1)	134	70	65
Other	52	46	57
Total Tripadvisor Core	$966	665	483
(1)	Tripadvisor experiences and dining revenue within the Tripadvisor Core segment are shown gross of intersegment (intercompany) revenue, which is eliminated on a consolidated basis. See note 13 to the accompanying consolidated financial statements for a discussion of intersegment revenue.

Tripadvisor-branded hotels revenue primarily includes hotel auction revenue and to a lesser extent, hotel B2B revenue, which includes click-based revenue generated from hotel sponsored placement advertising that enable hotels to enhance their visibility on Tripadvisor hotel pages, and subscription-based advertising services that Tripadvisor offers to travel partners.  For the years ended December 31, 2022, 2021 and 2020, 67%, 68% and 60%, respectively, of Tripadvisor’s total Tripadvisor Core segment revenue was derived from Tripadvisor-branded hotels revenue. Tripadvisor-branded hotels revenue increased $199 million during the year ended December 31, 2022, when compared to the same period in 2021. This increase was primarily driven by Tripadvisor’s hotel meta revenue across all geographic markets, and, to a lesser extent, hotel B2B revenue, which has been slower to recover than hotel meta, due to the impact of increased consumer travel demand, the easing of travel restrictions and travel industry recovery on Tripadvisor’s business. As consumer travel demand increased during 2022, Tripadvisor saw continued improvement in hotel meta monetization, as cost per click (“CPC”) rates during 2022 were consistently near or exceeded parity with 2019's comparable period, which enabled increased efficient marketing investment on performance channels, enhancing Tripadvisor’s 2022 hotel meta revenue growth.

For the years ended December 31, 2022, 2021, and 2020, 13%, 15%, and 14%, respectively, of Tripadvisor Core segment revenue was derived from Tripadvisor-branded display and platform revenue, which consists of revenue from display-based advertising across its platform. Tripadvisor-branded display and platform revenue increased $32 million during the year ended December 31, 2022, when compared to the same period in 2021, primarily driven by an increase in marketing spend from Tripadvisor’s advertisers, particularly DMOs, in correlation with increased consumer travel demand.

Tripadvisor experiences and dining revenue includes intercompany (intersegment) revenue consisting of affiliate marketing commissions earned primarily from experience bookings and, to a lesser extent, restaurant reservation bookings, on Tripadvisor-branded websites and mobile apps that are fulfilled by Viator and TheFork, respectively, which are eliminated on a consolidated basis, in addition to revenue from Tripadvisor’s restaurant service offerings. Tripadvisor experiences and dining revenue increased $64 million during the year ended December 31, 2022 when compared to the same period in 2021, driven by increased consumer travel demand for experiences across all geographies, in conjunction with the lifting of various government restrictions on experience activities and the travel industry recovery.

Other revenue includes alternative accommodation rentals revenue, in addition to primarily click-based advertising and display-based advertising revenue from cruise, flights and rental car offerings on Tripadvisor websites and mobile apps.  Other revenue increased $6 million during the year ended December 31, 2022, when compared to the same period in 2021, primarily due to the impact of increased consumer travel demand recovery on Tripadvisor’s business.

Viator revenue increased $309 million during the year ended December 31, 2022, when compared to the same period in 2021, primarily driven by the consumer demand recovery for experiences across all geographies, in conjunction with the lifting of various government restrictions on experience activities and the travel industry recovery during the same period. Viator is also benefitting from a larger macro trend, or secular shift, as the large global market in which it operates continues to grow, and, in addition, migrate online from traditional offline sources. In addition, Tripadvisor estimates Viator's revenue growth was negatively impacted by foreign currency fluctuations of approximately 16% during the year ended December 31, 2022 when compared to the same period in 2021.

TheFork segment revenue increased $41 million during the year ended December 31, 2022, when compared to the same period in 2021, driven by consumer travel demand recovery and various government restrictions on restaurants being lifted in Europe, combined with the travel industry recovery during the same time period, which is discussed further above, despite the impact of foreign currency fluctuations, which Tripadvisor estimates negatively impacted TheFork's revenue growth during the year ended December 31, 2022 by approximately 19%, when compared to the same period in 2021.

Operating Expense. Operating expense increased $62 million for the year ended December 31, 2022, compared to the same period in the prior year. The increase in operating expense for the year ended December 31, 2022, when compared to the same period in 2021, was primarily driven by a $42 million increase in cost of revenue and a $20 million increase in technology and content costs. The increase in cost of revenue was primarily due to increased direct costs from credit card payment processing fees and other revenue-related transaction costs in the Viator segment in direct correlation with the increase in revenue, as Viator serves as the merchant of record for the majority of its experience booking transactions. Technology and content costs increased primarily due to increased personnel and overhead costs resulting from additional headcount and contingent staff to support business growth during the travel demand recovery.

Selling, general and administrative. Selling, general and administrative expense increased $340 million for the year ended December 31, 2022, compared to the same period in the prior year. The most significant driver of selling, general and administrative expense is selling and marketing expenses, which includes direct costs, such as traffic generation costs from SEM and other online traffic acquisition costs, syndication costs and affiliate marketing commissions, social media costs, brand advertising (including television and other offline advertising), promotions and public relations, and indirect costs, such as personnel and overhead expenses, including salaries, commissions, benefits, bonuses for sales, sales support, customer support and marketing employees. Selling and marketing costs increased $319 million during the year ended December 31, 2022 when compared to the same period in 2021. In addition, direct selling and marketing costs as a percentage of total consolidated revenue were 39% during the year ended December 31, 2022, an increase from 33% when compared to the same period in 2021. These increases were primarily due to an increase of approximately $277 million in SEM, other paid online traffic acquisition spend and other marketing costs, the substantial majority of which was incurred within the Tripadvisor Core and Viator segments, in order to capture increased consumer travel demand primarily in hotel meta and for experiences, as travel activity restrictions eased and the travel industry recovered, while direct traffic in Tripadvisor Core, including SEO traffic, has been slower to recover, as well as, and to a lesser extent, increased television advertising costs of $12 million in TheFork segment in order to regain brand awareness levels as pandemic related restaurant restrictions subsided in Europe and the industry recovered.

General and administrative costs increased $23 million during the year ended December 31, 2022 when compared to the same period in 2021, primarily due to additional headcount to support business growth during the travel demand recovery, an increase in digital service taxes in Europe of $8 million and an approximate $8 million loss incurred during the fourth quarter of 2022 related to a fraud scheme resulting in payments to an external party, partially offset by a $9 million increase in non-income tax related government assistance related to COVID-19 relief during the year ended December 31, 2022.

Stock-based compensation. Stock based compensation decreased $32 million during the year ended December 31, 2022 when compared to the same period in 2021, primarily due to certain Tripadvisor grants becoming fully vested during 2022.

Depreciation and amortization.  Depreciation and amortization decreased $53 million during the year ended December 31, 2022 when compared to the same period in 2021, primarily due to the completion of amortization related to certain intangible assets from business acquisitions and capitalized website development costs in previous years.

Operating Income (Loss). Our consolidated operating income (loss) improved $273 million for the year ended December 31, 2022, as compared to the corresponding prior year period. Operating income was impacted by the above explanations.

Adjusted OIBDA. To provide investors with additional information regarding our financial results, we also disclose Adjusted OIBDA, which is a non-GAAP financial measure.  We define Adjusted OIBDA as Operating income (loss) plus depreciation and amortization, stock-based compensation, separately reported litigation settlements, restructuring, acquisition and other related costs and impairment charges. Our chief operating decision maker and management team use this measure of performance in conjunction with other measures to evaluate our business and make decisions about our resources. We believe this is an important indicator of the operational strength and performance of our businesses by identifying those items that are not directly a reflection of each business’ performance or indicative of ongoing business trends. In addition, this measure allows us to view operating results, perform analytical comparisons and benchmarking between businesses and identify strategies to improve performance. Accordingly, Adjusted OIBDA should be considered in addition to, but not as a substitute for, operating income, net income, cash flow provided by operating activities and other measures of financial performance prepared in accordance with U.S. generally accepted accounting principles (“GAAP”).

The following table provides a reconciliation of Operating income (loss) to Adjusted OIBDA:

	Years ended December 31,
	2022	2021	2020

	amounts in millions
Operating income (loss)	$88	(185)	(932)
Stock-based compensation	93	125	112
Depreciation and amortization	97	150	168
Impairment of goodwill and intangible assets	—	—	550
Restructuring and other related reorganization costs	—	—	41
Non-recurring expenses (1)	8	—	—
Legal reserves and settlement	1	—	—
Adjusted OIBDA	$287	90	(61)
(1)	Tripadvisor incurred a loss of approximately $8 million during the fourth quarter of 2022, as the result of external fraud, which was recorded to selling, general and administrative, including stock-based compensation on the consolidated statement of operations during the year ended December 31, 2022. Tripadvisor considers such costs to be non-recurring in nature. To the extent Tripadvisor recovers any losses in future periods related to this incident, Tripadvisor plans to reduce Adjusted OIBDA by the recovery amount in those periods.

Adjusted OIBDA is summarized as follows:

	Years ended December 31,
	2022	2021	2020

	amounts in millions

Tripadvisor Core	$345	177	64
Viator	(11)	(31)	(72)
TheFork	(39)	(46)	(43)
Corporate	(8)	(10)	(10)
Consolidated TripCo	$287	90	(61)

Consolidated Adjusted OIBDA increased $197 million for the year ended December 31, 2022, as compared to the corresponding prior year period.

Tripadvisor Core Adjusted OIBDA increased $168 million for the year ended December 31, 2022 when compared to the same period in 2021, primarily due to an increase in revenue as noted above, partially offset by an increase in direct selling and marketing expenses related to SEM and other online paid traffic acquisition costs in response to increased consumer travel demand as travel restrictions eased and the travel industry recovered, and to a lesser extent, increased personnel and overhead costs to support business growth during the travel demand recovery.

Viator Adjusted OIBDA loss decreased $20 million during the year ended December 31, 2022 when compared to the same period in 2021, primarily due to an increase in revenue as noted above. This was largely offset by an increase in selling and marketing expenses related to SEM, other online paid traffic acquisition costs, and other marketing costs in response to increased consumer demand for experiences as part of the consumer travel demand recovery and to grow market share, and, to a lesser extent, an increase in direct costs from credit card payments and other revenue-related transaction costs in direct correlation with the increase in revenue, as well as increased personnel and overhead costs to support business growth during the travel demand recovery.

TheFork Adjusted OIBDA loss decreased $7 million during the year ended December 31, 2022 when compared to the same period in 2021, primarily due to an increase in revenue as noted above, and to a lesser extent, incremental non-income tax related government assistance benefits related to COVID-19 relief of $8 million. This was largely offset by an increase in selling and marketing expenses related to online paid traffic acquisition costs and television advertising costs, in response to consumer travel demand recovery as government restrictions on restaurants were lifted and the travel industry recovered and, to a lesser extent, an increase in personnel and overhead costs to support business growth during the travel demand recovery.

Corporate Adjusted OIBDA loss decreased $2 million during the year ended December 31, 2022, when compared to the same periods in 2021. Corporate Adjusted OIBDA includes TripCo level selling, general and administrative expenses.

Interest expense.  Interest expense increased $5 million during the year ended December 31, 2022, when compared to the same period in 2021, primarily due to the accretion of TripCo’s Series A Preferred Stock (as defined in note 8 in the accompanying consolidated financial statements) through interest expense.

Dividend and interest income. Dividend and interest income increased $15 million during the year ended December 31, 2022, when compared to the same period in 2021, primarily due to an increase in the average amount of cash invested at Tripadvisor and increased interest rates received on bank deposits during 2022.

Realized and unrealized gains (losses) on financial instruments, net. Realized and unrealized gains (losses) on financial instruments, net are comprised of changes in the fair value of the following:

	Years ended December 31,
	2022	2021	2020

	amounts in millions
TripCo Exchangeable Senior Debentures due 2051	$(5)	50	—
Financial instrument liabilities, net	63	199	(20)
Other	4	2	1
	$62	251	(19)

The changes in these accounts are primarily due to market factors and changes in the fair value of the underlying stocks or financial instruments to which these related.  Realized and unrealized gains (losses) on financial instruments, net decreased $189 million for the year ended December 31, 2022, compared to the same period in the prior year. The decrease was primarily due to a decrease in unrealized gains of $136 million related to financial instruments, including the VPF and Preferred Stock Derivative (both defined in note 3 of the accompanying consolidated financial statements) and a decrease in unrealized gains of $55 million related to the TripCo 0.50% Exchangeable Senior Debentures due 2051 (the “Debentures”).

Other, net.  Other, net expense decreased $4 million for the year ended December 31, 2022, when compared to the same period in 2021. Activity in the Other, net account primarily relates to foreign exchange gains (losses) and share of earnings (losses) of affiliates at Tripadvisor.

Income taxes.  The Company had income tax expense of $47 million, and income tax benefit of $43 million and $152 million for the years ended December 31, 2022, 2021 and 2020, respectively.

During 2022, the Company recognized additional tax expense related to changes in unrecognized tax benefits and the recognition of excess tax benefits and shortfalls to stock based compensation.

During 2021, the Company recognized additional tax benefit related to unrealized gains attributable to the Company’s own stock which is not recognized for tax purposes and the recognition of deferred tax assets for basis differences in the stock of a consolidated subsidiary, partially offset by tax expense related to an increase in the valuation allowance against certain deferred tax assets.

Liquidity and Capital Resources

As of December 31, 2022, substantially all of our cash and cash equivalents consist of cash on hand in global financial institutions, money market funds and marketable securities, with maturities of 90 days or less at the date purchased.

The following are potential sources of liquidity: available cash balances, proceeds from asset sales, monetization of our investments, outstanding or anticipated debt facilities, debt and equity issuances, and dividend and interest receipts.

As of December 31, 2022, TripCo had a cash balance of $1,053 million. Approximately $1,021 million of the cash balance is held at Tripadvisor. Although TripCo has a 56% voting interest in Tripadvisor, Tripadvisor is a separate public company with a significant non-controlling interest, as TripCo has only a 21% economic interest in Tripadvisor. Even though TripCo controls Tripadvisor through its voting interest and board representation, decision making with respect to using Tripadvisor’s cash balances must consider Tripadvisor’s minority holders. Accordingly, any potential distributions of cash from Tripadvisor to TripCo would generally be on a pro rata basis based on economic ownership interests. Covenants in Tripadvisor’s debt instruments also restrict the payment of dividends and cash distributions to stockholders. See note 5 in the accompanying consolidated financial statements.

As of December 31, 2022, approximately $157 million of TripCo cash and cash equivalents is held by Tripadvisor’s international subsidiaries outside of the U.S., of which approximately 40% was located in the U.K., with the majority of Tripadvisor’s international cash denominated in U.S. dollars, Euros, British pounds and Australian dollars.  As of December 31, 2022, Tripadvisor had $445 million of cumulative undistributed earnings in foreign subsidiaries, which were no longer considered to be indefinitely reinvested. See note 7 in the accompanying consolidated financial statements for additional information.

As of December 31, 2022, Tripadvisor was party to the Credit Facility, which, among other things, provides for a $500 million revolving credit facility with a maturity date of May 12, 2024. Tripadvisor may borrow from the Credit Facility (as defined in note 5 to the accompanying consolidated financial statements) in U.S. dollars and Euros.

The Credit Facility requires Tripadvisor to maintain a maximum leverage ratio and contains certain customary affirmative covenants and events of default, including a change of control.  Tripadvisor amended the Credit Facility in May 2020 and December 2020, to, among other things, suspend the leverage ratio covenant for quarterly testing of compliance beginning in the second quarter of 2020, replacing it with a minimum liquidity covenant through June 30, 2021 (requiring Tripadvisor to maintain $150 million of unrestricted cash, cash equivalent and short-term investments less deferred merchant payables plus available revolver capacity), until the earlier of (a) the first day after June 30, 2021 through maturity on which borrowings and other revolving credit utilizations under the revolving commitments exceed $200 million, and (b) the election of Tripadvisor, at which time the leverage ratio covenant (the “Leverage Covenant Holiday”) will be reinstated.

Tripadvisor remained in the Leverage Covenant Holiday as of December 31, 2022. Based on Tripadvisor’s existing leverage ratio, any outstanding or future borrowings under the Credit Facility generally bear interest, at the Company’s option, at a rate per annum equal to either (i) the Eurocurrency Borrowing rate, or the adjusted LIBO rate for the interest period in effect for such borrowing; plus an applicable margin ranging from 1.25% to 2.00% with a London Inter-Bank Offered Rate (“LIBO rate”)  floor of 1.00% per annum; or (ii) the Alternate Base Rate Borrowing, which is the greatest of (a) the Prime Rate in effect on such day, (b) the New York Fed Bank Rate in effect on such day plus 1/2 of 1.00% per annum, and (c) the Adjusted LIBO Rate (or LIBO rate multiplied by the Statutory Reserve Rate) for an interest period of one month plus 1.00%; in addition to an applicable margin ranging from 0.25% to 1.00%. In addition, based on Tripadvisor’s existing leverage ratio, it is required to pay a quarterly commitment fee, at an applicable rate ranging from 0.15% to 0.30% as of December 31, 2022, on the daily unused portion of the Credit Facility for each fiscal quarter during the Leverage Covenant Holiday and in connection with the issuance of letters of credit. The Credit Facility includes restrictions on Tripadvisor’s ability to make certain payments and distributions, including share repurchases and dividends.

As of December 31, 2022 and 2021, Tripadvisor had no outstanding borrowings and was in compliance with its covenant requirements in effect under the Credit Facility.  While there can be no assurance that Tripadvisor will be able to meet the leverage ratio covenant after the Leverage Covenant Holiday ceases, based on current projections, Tripadvisor does not believe there is a material risk it will not remain in compliance throughout the next twelve months.

As of December 31, 2022, Tripadvisor had $845 million in long-term debt, as a result of the issuance of its 2025 Senior Notes in July 2020 and 2026 Convertible Senior Notes in March 2021, as discussed below.

In July 2020, Tripadvisor completed the sale of $500 million of its 2025 Senior Notes. The 2025 Senior Notes provide, among other things, that interest at an interest rate of 7.0% per annum is payable on January 15 and July 15 of each year, which began on January 15, 2021 until their maturity on July 15, 2025. The 2025 Senior Notes are senior unsecured obligations of Tripadvisor and are guaranteed by certain of Tripadvisor’s domestic subsidiaries.

In March 2021, Tripadvisor completed the sale of $345 million of its 2026 Convertible Senior Notes. The 2026 Convertible Senior Notes provide, among other things, that interest, at an interest rate of 0.25% per annum, is payable on April 1 and October 1 of each year, which began on October 1, 2021, until their maturity on April 1, 2026. Concurrently, Tripadvisor used a portion of the proceeds from the 2026 Convertible Senior Notes to enter into privately negotiated capped call transactions with certain of the initial purchasers of the 2026 Convertible Senior Notes and/or their respective affiliates and/or other financial institutions at a cost of approximately $35 million. Tripadvisor intends to use the remainder of the proceeds from this offering for general corporate purposes, which may include repayment of debt, including the partial redemption and/or purchase of the 2025 Senior Notes prior to maturity. The 2026 Convertible Senior Notes are senior unsecured obligations of Tripadvisor and are guaranteed by certain of Tripadvisor’s domestic subsidiaries.

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

	Years ended December 31,
	2022	2021	2020

	amounts in millions
Cash flow information
Tripadvisor cash provided (used) by operating activities	$400	108	(194)
Corporate and other cash provided (used) by operating activities	(10)	(11)	(21)
Net cash provided (used) by operating activities	$390	97	(215)

Tripadvisor cash provided (used) by investing activities	$(52)	(54)	(56)
Corporate and other cash provided (used) by investing activities	—	—	—
Net cash provided (used) by investing activities	$(52)	(54)	(56)

Tripadvisor cash provided (used) by financing activities	$(27)	263	341
Corporate and other cash provided (used) by financing activities	5	43	4
Net cash provided (used) by financing activities	$(22)	306	345

During the year ended December 31, 2022, Tripadvisor’s primary source of cash was from operations, while its primary uses of cash were $56 million of capital expended for property and equipment and $20 million related to payments of withholding taxes on net share settlements of equity awards.

The projected use of TripCo’s corporate cash will primarily be to pay fees (not expected to exceed $4 million annually) to Liberty Media for providing certain services pursuant to the services agreement and the facilities sharing agreement, payment of dividends on the Series A Preferred Stock (unless added to the liquidation price or paid in shares of Series A common stock of TripCo), interest expense on TripCo’s 0.50% Exchangeable Senior Debentures due 2051 and to pay any other corporate level expenses. TripCo believes that its available cash and cash equivalents will be sufficient for the next several years.

Tripadvisor believes that its available cash and cash equivalents will be sufficient to fund Tripadvisor’s foreseeable working capital requirements, capital expenditures, existing business growth initiatives, debt and interest obligations, lease commitments, tax-related payments and other financial commitments through at least the next twelve months. Tripadvisor’s future capital requirements may also include capital needs for acquisitions, and/or other expenditures in support of its business strategy, and may potentially reduce Tripadvisor’s cash balance and/or require Tripadvisor to borrow under its Credit Facility or to seek other financing alternatives.

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

The following table summarizes current and long-term material cash requirements, both accrued and off-balance sheet, as of December 31, 2022, excluding uncertain tax positions as it is undeterminable when payments will be made.

	Payments due by period
		Less than			More than
	Total	1 year	1 - 3 years	3 - 5 years	5 years

	amounts in millions
Material Cash Requirements
Finance and operating lease obligations (1)	$106	24	31	23	28
Long-term debt (2)	1,232	—	557	345	330
Expected interest payments (3)	142	38	61	4	39
Series A Preferred Stock (4)	276	—	276	—	—
Other obligations (5)	42	23	17	1	1
Total	$1,798	85	942	373	398

(1)	Estimated future lease payments for Tripadvisor’s Headquarters Lease in Needham, Massachusetts and operating leases, primarily for office space, with non-cancelable lease terms. These amounts exclude expected rental income under non-cancelable subleases. See note 6 in the accompanying consolidated financial statements for further information.
(2)	Amounts are stated at the face amount at maturity of our debt instruments and may differ from the amounts stated in our consolidated balance sheet to the extent debt instruments have elements which are reported at fair value. Amounts do not assume additional borrowings or refinancings of existing debt.
(3)	Amounts are based on our outstanding debt at December 31, 2022 and assume that our existing debt is repaid at maturity.
(4)	Amount that will be paid to settle debt host component of Series A Preferred Stock on March 27, 2025, assuming TripCo does not exercise its call right, as described in note 8 to the accompanying consolidated financial statements, prior to such date. This amount differs from the preferred stock liability balance stated in our consolidated balance sheet as the liability is being accreted to the amount to be paid upon settlement. See note 8 to the accompanying consolidated financial statements for further information.
(5)	Includes purchase obligations, expected commitment fee payments on the Credit Facility and long term income taxes payable.

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

Our non-financial instrument valuations are primarily comprised of our annual assessment of the recoverability of our goodwill and other nonamortizable intangibles, such as trademarks and our evaluation of the recoverability of our other long-lived assets upon certain triggering events and the initial recognition of such assets through the application of the purchase accounting method. If the carrying value of our definite lived intangible assets and long-lived assets exceeds their expected undiscounted cash flows, we are required to write the carrying value down to fair value. Any such writedown is included in impairment of long-lived assets in our consolidated statement of operations. A high degree of judgment is required to estimate the fair value of our long-lived assets. We may use quoted market prices, prices for similar assets, present value techniques and other valuation techniques to prepare these estimates. We may need to make estimates of future cash flows and discount rates as well as other assumptions in order to implement these valuation techniques. Due to the high degree of judgment involved in our estimation techniques, any value ultimately derived from our long-lived assets may differ from our estimate of fair value.

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

During the second quarter of 2022, the composition of our reportable segments was revised. As a result of the change in reporting units, we assessed the recoverability of our goodwill and concluded the estimated fair values were in excess of the carrying values for these reporting units. Therefore, no indications of impairment were identified as a result of these changes in the second quarter of 2022.

As of December 31, 2022, the intangible assets not subject to amortization for each of our reportable segments were as follows:

	Goodwill	Trademarks	Total

	amounts in millions
Tripadvisor Core	$1,977	726	2,703
Viator	119	—	119
TheFork	104	—	104
	$2,200	726	2,926

During the second quarter of 2020, due to the impact of COVID-19 on Tripadvisor’s operating results, and a sustained decline in Tripadvisor’s stock price, impairments of $250 million of trademarks and $279 million of goodwill were recorded, respectively, related to the former Hotels, Media & Platform reporting unit, which is now included in the Tripadvisor Core reporting unit. The fair value of the trademarks was determined using the relief from royalty method. The fair value of the reporting unit was determined using a combination of market multiples (market approach) and discounted cash flow (income approach) calculations (Level 3).

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

We are exposed to changes in interest rates primarily as a result of our borrowing and investment activities, which include investments in fixed and floating rate debt instruments and borrowings used to maintain liquidity and to fund business operations. The nature and amount of our long-term and short-term debt are expected to vary as a result of future requirements, market conditions and other factors. We expect to manage our exposure to interest rates by maintaining what we believe is an appropriate mix of fixed and variable rate debt. We believe this best protects us from interest rate risk. We expect to achieve this mix by (i) issuing fixed rate debt that we believe has a low stated interest rate and significant term to maturity, (ii) issuing variable rate debt with appropriate maturities and interest rates and (iii) entering into interest rate swap arrangements when we deem appropriate.  As of December 31, 2022, our debt is comprised of the following amounts:

	Variable rate debt		Fixed rate debt
	Principal	Weighted avg	Principal	Weighted avg
	amount	interest rate	Amount	interest rate

	dollar amounts in millions
Tripadvisor	—	N/A	$845	4.2%
TripCo debt	N/A	N/A	$380	1.0%

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

Item 8. Financial Statements and Supplementary Data.

The consolidated financial statements of Liberty TripAdvisor Holdings, Inc. are filed under this Item, beginning on Page II-21.  The financial statement schedules required by Regulation S-X are filed under Item 15 of this Annual Report on Form 10-K.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

In accordance with Exchange Act Rules 13a-15 and 15d-15, the Company carried out an evaluation, under the supervision and with the participation of management, including its chief executive officer and its principal accounting and financial officer (the "Executives") and under the oversight of its Board of Directors, of the effectiveness of the design and operation of its disclosure controls and procedures as of December 31, 2022. Based on that evaluation, the Executives concluded that the Company's disclosure controls and procedures were effective as of December 31, 2022 to provide reasonable assurance that information required to be disclosed in its reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms.

See page II-18 for Management’s Report on Internal Control Over Financial Reporting.

There has been no change in the Company's internal control over financial reporting that occurred during the quarter ended December 31, 2022 that has materially affected, or is reasonably likely to materially affect, its internal control over financial reporting.

Item 9B. Other Information.

None.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

Not applicable.

MANAGEMENT'S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

Management of the Company is responsible for establishing and maintaining adequate internal control over the Company's financial reporting, as such term is defined in Rule 13a-15(f) of the Exchange Act.  The Company's internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with GAAP. Because of inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies and procedures may deteriorate.

The Company's management assessed the effectiveness of internal control over financial reporting as of December 31, 2022, using the criteria in Internal Control-Integrated Framework (2013), issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, management has concluded that, as of December 31, 2022, the Company’s internal control over financial reporting is effective.

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors

Liberty TripAdvisor Holdings, Inc.:

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Liberty TripAdvisor Holdings, Inc. and subsidiaries (the Company) as of December 31, 2022 and 2021, the related consolidated statements of operations, comprehensive earnings (loss), cash flows, and equity for each of the years in the three-year period ended December 31, 2022, and the related notes (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and 2021, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2022, in conformity with U.S. generally accepted accounting principles.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

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

Sufficiency of audit evidence over revenue

As discussed in Note 2 to the consolidated financial statements, and disclosed in the consolidated statements of operations, the Company had $1,492 million in revenue, net of intersegment revenue of $93 million, for the year ended December 31, 2022, of which $966 million was Tripadvisor Core related, $493 million was Viator related, and $126 million was TheFork related. Each of these categories of revenue has multiple revenue streams and the Company’s processes and information technology (IT) systems differ between each revenue stream.

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

The following are the primary procedures we performed to address this critical audit matter. We applied auditor judgment to determine the nature and extent of the procedures to be performed over revenue. For each revenue stream where procedures were performed:

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

We evaluated the sufficiency of audit evidence obtained by assessing the results of the procedures performed.

/s/ KPMG LLP

We have served as the Company’s auditor since 2014.

Denver, Colorado
February 17, 2023

LIBERTY TRIPADVISOR HOLDINGS, INC.

Consolidated Balance Sheets

December 31, 2022 and 2021

	2022	2021

	amounts in millions
Assets
Current assets:
Cash and cash equivalents	$1,053	760
Accounts receivable and contract assets, net of allowance for credit losses of $28 million and $28 million, respectively	205	142
Income taxes receivable (note 7)	1	48
Other current assets	44	26
Total current assets	1,303	976
Property and equipment, at cost (note 2)	261	259
Accumulated depreciation	(158)	(141)
	103	118
Intangible assets not subject to amortization (note 4):
Goodwill	2,200	2,220
Trademarks	726	730
	2,926	2,950
Intangible assets subject to amortization, net (note 4)	112	133
Other assets, at cost, net of accumulated amortization	194	199
Total assets	$4,638	4,376

(continued)

See accompanying notes to consolidated financial statements.

LIBERTY TRIPADVISOR HOLDINGS, INC.

Consolidated Balance Sheets (Continued)

December 31, 2022 and 2021

	2022	2021

	amounts in millions
Liabilities and Equity
Current liabilities:
Deferred merchant and other payables	$242	140
Deferred revenue	44	36
Accrued liabilities and other current liabilities	248	180
Total current liabilities	534	356
Long-term debt, including $237 million and $268 million measured at fair value as of December 31, 2022 and December 31, 2021, respectively (note 5)	1,125	1,143
Deferred income tax liabilities (note 7)	120	144
Financial instrument liabilities (note 3)	30	85
Series A Preferred Stock liability (note 8)	230	212
Other liabilities	337	309
Total liabilities	2,376	2,249
Equity
Series A common stock, $.01 par value. Authorized 200,000,000 shares; issued and outstanding 72,641,163 at December 31, 2022 and 72,447,462 at December 31, 2021	1	1
Series B common stock, $.01 par value. Authorized 7,500,000 shares; issued and outstanding 3,370,368 at December 31, 2022 and 3,216,047 at December 31, 2021	—	—
Series C common stock, $.01 par value. Authorized 200,000,000 shares; no shares issued	—	—
Additional paid-in capital	287	288
Accumulated other comprehensive earnings (loss), net of taxes	9	(21)
Retained earnings (deficit)	(439)	(469)
Total stockholders' equity	(142)	(201)
Noncontrolling interests in equity of subsidiaries	2,404	2,328
Total equity	2,262	2,127
Commitments and contingencies (note 12)
Total liabilities and equity	$4,638	4,376

See accompanying notes to consolidated financial statements.

LIBERTY TRIPADVISOR HOLDINGS, INC.

Consolidated Statements of Operations

Years ended December 31, 2022, 2021 and 2020

	2022	2021	2020

	amounts in millions, except
	per share amounts
Total revenue, net	$1,492	902	604
Operating costs and expenses:
Operating expense, including stock-based compensation (notes 2 and 10)	338	286	275
Selling, general and administrative, including stock-based compensation (notes 2 and 10)	969	651	502
Depreciation and amortization	97	150	168
Restructuring and other related reorganization costs (note 1)	—	—	41
Impairment of goodwill and intangible assets (note 4)	—	—	550
	1,404	1,087	1,536
Operating income (loss)	88	(185)	(932)
Other income (expense):
Interest expense	(65)	(60)	(41)
Dividend and interest income	16	1	3
Realized and unrealized gains (losses) on financial instruments, net	62	251	(19)
Other, net	(8)	(12)	(25)
	5	180	(82)
Earnings (loss) before income taxes	93	(5)	(1,014)
Income tax (expense) benefit (note 7)	(47)	43	152
Net earnings (loss)	46	38	(862)
Less net earnings (loss) attributable to the noncontrolling interests	16	(141)	(624)
Net earnings (loss) attributable to Liberty TripAdvisor Holdings, Inc. shareholders	$30	179	(238)

Net earnings (loss) available to common shareholders (note 2)	$30	(191)	(388)

Basic net earnings (loss) attributable to Series A and Series B Liberty TripAdvisor Holdings, Inc. shareholders per common share (note 2):	$0.39	(2.55)	(5.17)
Diluted net earnings (loss) attributable to Series A and Series B Liberty TripAdvisor Holdings, Inc. shareholders per common share (note 2):	$0.39	(2.55)	(5.17)

See accompanying notes to consolidated financial statements.

LIBERTY TRIPADVISOR HOLDINGS, INC.

Consolidated Statements of Comprehensive Earnings (Loss)

Years ended December 31, 2022, 2021 and 2020

	2022	2021	2020

	amounts in millions
Net earnings (loss)	$46	38	(862)
Other comprehensive earnings (loss), net of taxes:
Foreign currency translation adjustments	(30)	(25)	27
Credit risk on fair value debt instruments gains (losses)	36	7	—
Reclassification adjustments included in net income (loss)	1	2	1
Other comprehensive earnings (loss)	7	(16)	28
Comprehensive earnings (loss)	53	22	(834)
Less comprehensive earnings (loss) attributable to the noncontrolling interests	(7)	(159)	(602)
Comprehensive earnings (loss) attributable to Liberty TripAdvisor Holdings, Inc. shareholders	$60	181	(232)

See accompanying notes to consolidated financial statements.

LIBERTY TRIPADVISOR HOLDINGS, INC.

Consolidated Statements of Cash Flows

Years ended December 31, 2022, 2021 and 2020

	2022	2021	2020

	amounts in millions
Cash flows from operating activities:
Net earnings (loss)	$46	38	(862)
Adjustments to reconcile net earnings (loss) to net cash provided by operating activities:
Depreciation and amortization	97	150	168
Stock-based compensation	93	125	112
Realized and unrealized (gains) losses on financial instruments, net	(62)	(251)	19
Impairment of goodwill and intangible assets (note 4)	—	—	550
Deferred income tax expense (benefit)	(20)	(49)	(73)
Other charges (credits), net	30	28	21
Changes in operating assets and liabilities
Current and other assets	(14)	(30)	74
Payables and other liabilities	220	86	(224)
Net cash provided (used) by operating activities	390	97	(215)
Cash flows from investing activities:
Capital expended for property and equipment, including capitalized website development	(56)	(54)	(55)
Other investing activities, net	4	—	(1)
Net cash provided (used) by investing activities	(52)	(54)	(56)
Cash flows from financing activities:
Borrowings of debt	9	675	1,240
Repayments of debt	—	—	(1,052)
Repurchase of Series A Preferred Stock	—	(281)	—
Shares repurchased by subsidiary (note 9)	—	—	(115)
Payment of withholding taxes on net share settlements of equity awards	(20)	(44)	(21)
Issuance of Series A Preferred Stock (note 8)	—	—	325
Subsidiary purchase of capped calls	—	(35)	—
Other financing activities, net	(11)	(9)	(32)
Net cash provided (used) by financing activities	(22)	306	345
Effect of foreign currency exchange rates on cash, cash equivalents and restricted cash	(23)	(12)	8
Net increase (decrease) in cash, cash equivalents and restricted cash	293	337	82
Cash, cash equivalents and restricted cash at beginning of period	760	423	341
Cash, cash equivalents and restricted cash at end of period	$1,053	760	423

Cash paid for interest	$41	44	24
Cash paid (received) for income taxes	$(41)	4	3

See accompanying notes to consolidated financial statements.

LIBERTY TRIPADVISOR HOLDINGS, INC.

Consolidated Statements of Equity

Years ended December 31, 2022, 2021 and 2020

	Stockholders’ equity
						Accumulated		Noncontrolling
					Additional	other		interest in
	Preferred				paid-in	comprehensive	Retained	equity of	Total
	stock	Series A	Series B	Series C	capital	earnings (loss)	earnings (deficit)	subsidiaries	equity

	amounts in millions
Balance at December 31, 2019	$—	1	—	—	237	(29)	111	2,981	3,301
Net earnings (loss)	—	—	—	—	—	—	(238)	(624)	(862)
Other comprehensive earnings (loss)	—	—	—	—	—	6	—	22	28
Stock-based compensation	—	—	—	—	33	—	—	96	129
Withholding taxes on net share settlements of stock-based compensation	—	—	—	—	(21)	—	—	—	(21)
Shares repurchased by subsidiary (note 9)	—	—	—	—	17	—	—	(132)	(115)
Series A Preferred Stock adjustment	—	—	—	—	—	—	(150)	—	(150)
Other, net	—	—	—	—	(9)	—	(1)	7	(3)
Balance at December 31, 2020	—	1	—	—	257	(23)	(278)	2,350	2,307
Net earnings (loss)	—	—	—	—	—	—	179	(141)	38
Other comprehensive earnings (loss)	—	—	—	—	—	2	—	(18)	(16)
Stock-based compensation	—	—	—	—	33	—	—	105	138
Withholding taxes on net share settlements of stock-based compensation	—	—	—	—	(44)	—	—	—	(44)
Shares issued by subsidiary	—	—	—	—	(10)	—	—	18	8
Series A Preferred Stock adjustment (note 9)	—	—	—	—	—	—	(370)	—	(370)
Subsidiary purchase of capped calls, net of tax (note 5)	—	—	—	—	(6)	—	—	(20)	(26)
Series A Preferred Stock repurchased with subsidiary shares (note 8)	—	—	—	—	58	—	—	34	92
Balance at December 31, 2021	—	1	—	—	288	(21)	(469)	2,328	2,127
Net earnings (loss)	—	—	—	—	—	—	30	16	46
Other comprehensive earnings (loss)	—	—	—	—	—	30	—	(23)	7
Stock-based compensation	—	—	—	—	24	—	—	78	102
Withholding taxes on net share settlements of stock-based compensation	—	—	—	—	(20)	—	—	—	(20)
Shares issued by subsidiary	—	—	—	—	(5)	—	—	5	—
Balance at December 31, 2022	$—	1	—	—	287	9	(439)	2,404	2,262

See accompanying notes to consolidated financial statements.

LIBERTY TRIPADVISOR HOLDINGS, INC.

Notes to Consolidated Financial Statements

December 31, 2022, 2021 and 2020

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

Description of Business

Tripadvisor operates as a family of brands with a purpose of connecting people to experiences worth sharing. Tripadvisor’s vision is to be the world’s most trusted source for travel and experiences. Tripadvisor operates across three reportable segments: Tripadvisor Core, Viator, and TheFork. Tripadvisor leverages its brands, technology platforms and capabilities to connect its large, global audience with partners by offering rich content, travel guidance products and services, and two-sided marketplaces for experiences, accommodations, restaurants, and other travel categories.

The Tripadvisor brand offers travelers and experience seekers an online global platform for travelers to discover, generate, and share authentic user-generated content in the form of ratings and reviews for destinations, points-of-interest, experiences, accommodations, restaurants, and cruises in over 40 countries and over 20 languages across the world. As of December 31, 2022, Tripadvisor offered more than 1 billion user-generated ratings and reviews on nearly 8 million experiences, accommodations, restaurants, airlines, and cruises. Viator’s online marketplace is comprehensive, connecting travelers to bookable tours, activities and attractions— consisting of over 300,000 experiences from more than 50,000 operators as of December 31, 2022. TheFork provides an online marketplace that enables diners to discover and book online reservations at more than 55,000 restaurants in 12 countries, as of December 31, 2022, across the UK, western and central Europe, and Australia.

Risks and Uncertainties

In December 2019, a novel coronavirus (“COVID-19”) was reported in Wuhan, China, and on March 11, 2020 was declared a global pandemic. COVID-19 caused material and adverse declines in consumer demand within the travel, hospitality, restaurant, and leisure industry. The pandemic’s proliferation, concurrent with travel bans, varying levels of governmental restrictions and mandates globally to limit the spread of the virus, dampened consumer demand for Tripadvisor’s products and services, and impacted consumer sentiment and discretionary spending patterns. Consequently, the COVID-19 pandemic adversely and materially affected Tripadvisor’s business, results of operations, liquidity and financial condition during the years ended December 31, 2021 and 2020. In 2022, Tripadvisor generally experienced a travel demand recovery fueled by the continued easing of government restrictions globally and increased consumer travel demand.

During the year ended December 31, 2020, in response to the COVID-19 pandemic, Tripadvisor took several steps to further strengthen its financial position and balance sheet including but not limited to, restructuring activities, primarily by significantly reducing its ongoing operating expenses and headcount. During the year ended December 31,

LIBERTY TRIPADVISOR HOLDINGS, INC.

Notes to Consolidated Financial Statements (Continued)

December 31, 2022, 2021 and 2020

2020, Tripadvisor incurred total restructuring and other related reorganization costs of $41 million which consisted of employee severance and related benefits. In addition, in order to maintain financial liquidity and flexibility during this time period, Tripadvisor (i) borrowed $700 million from its Credit Facility (as defined in note 5) in the first quarter of 2020 (subsequently repaid during the third quarter of 2020); (ii) amended its Credit Agreement, which included short-term financial covenant relief and the extension of the maturity date from May 12, 2022 to May 12, 2024; and (iii) raised additional financing through the issuance of $500 million in 2025 Senior Notes (as defined in note 5) in July 2020, all of which are described in more detail in note 5.

Tripadvisor may continue to be subject to risks and uncertainties related to the COVID-19 pandemic. Tripadvisor believes the travel, leisure, hospitality, and restaurant industries, and its financial results, would be adversely and materially affected upon a resurgence of existing COVID-19 variants or if new variants emerge or a future pandemic or epidemic occurs, which result in reinstated travel bans and/or other government restrictions and mandates, all of which would likely negatively impact consumer demand, sentiment and discretionary spending patterns.

Seasonality

Consumers’ travel expenditures have historically followed a seasonal pattern. Correspondingly, travel partner advertising investments, and therefore Tripadvisor’s revenue and operating profits, have also historically followed a seasonal pattern. Tripadvisor’s financial performance tends to be seasonally highest in the second and third quarters of a given year, which includes the seasonal peak in consumer demand, including traveler accommodation stays, and travel experiences taken, compared to the first and fourth quarters, which represent seasonal low points. In addition, during the first half of the year, experience bookings typically exceed the amount of completed experiences, resulting in higher cash flow related to working capital, while during the second half of the year, particularly in the third quarter, this pattern reverses and cash flows from these transactions are typically negative.

Certain factors may also impact typical seasonal fluctuations, which may include any significant shifts in Tripadvisor’s business mix or adverse economic conditions that could result in future seasonal patterns that are different from historical trends. For example, the negative impact to Tripadvisor’s business from COVID-19 materially affected its historical trends at varying levels during the years ended December 31, 2021 and 2020, while these trends significantly improved during the year ended December 31, 2022, resulting in increased revenue, working capital and operating cash flow more akin to typical historical seasonality trends.

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

LIBERTY TRIPADVISOR HOLDINGS, INC.

Notes to Consolidated Financial Statements (Continued)

December 31, 2022, 2021 and 2020

In December 2019, TripCo entered into an amendment to the services agreement with Liberty Media in connection with Liberty Media’s entry into a new employment arrangement with Gregory B. Maffei, TripCo’s Chairman, President and Chief Executive Officer.  Under the amended services agreement, components of his compensation would either be paid directly to him by each of TripCo, Liberty Broadband Corporation, and Qurate Retail (collectively, the “Service Companies”) or reimbursed to Liberty Media, in each case, based on allocations among Liberty Media and the Service Companies set forth in the amended services agreement. This allocation percentage will be determined based on a combination of (1) relative market capitalizations, weighted 50%, and (2) a blended average of historical time allocation on a Liberty Media-wide and CEO basis, weighted 50%, in each case, absent agreement to the contrary by Liberty Media and the Service Companies in consultation with the CEO. The allocation percentage will then be adjusted annually and following certain events. For the years ended December 31, 2022 and 2021, the allocation percentage for TripCo was 5% in each year. The amended services agreement between Liberty Media and Mr. Maffei provides for a five year employment term which began on January 1, 2020 and ends December 31, 2024, with an aggregate annual base salary of $3 million (with no contracted increase), an aggregate one-time cash commitment bonus of $5 million (paid in December 2019), an aggregate annual target cash performance bonus of $17 million, aggregate annual equity awards of approximately $18 million and aggregate equity awards granted in connection with his entry into his new agreement of $90 million (the “upfront awards”).  A portion of the grants made to our CEO in the years ended December 31, 2020 and 2019 related to our company’s allocable portion of these upfront awards.

Under the facilities sharing agreement, TripCo shares office space with Liberty Media and related amenities at Liberty Media’s corporate headquarters in Englewood, Colorado.

Under these agreements, approximately $3 million, $4 million and $4 million was reimbursable to Liberty Media for each of the years ended December 31, 2022, 2021, and 2020, respectively.

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

(2) Summary of Significant Accounting Policies

Cash and Cash Equivalents

Cash equivalents consist of highly liquid investments, generally including money market funds, available on demand cash deposits, term deposits and marketable securities, with maturities of three months or less at the time of acquisition.

Accounts Receivable and Allowance for Credit Losses

Accounts receivable are recognized when the right to consideration becomes unconditional and are recorded net of an allowance for credit losses. Tripadvisor records accounts receivable at the invoiced amount, and its customer invoices are generally due 30 days from the time of invoicing. Tripadvisor uses the “expected credit loss” methodology, allowed under GAAP, in estimating its allowance for credit losses.

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

LIBERTY TRIPADVISOR HOLDINGS, INC.

Notes to Consolidated Financial Statements (Continued)

December 31, 2022, 2021 and 2020

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

Tripadvisor's exposure to credit losses may increase if its customers are adversely affected by changes in macroeconomic pressures or uncertainty associated with local or global economic recessions, or other customer-specific factors.

The following table presents the changes in the allowance for credit losses for the periods presented:

	Years ended December 31,
	2022	2021	2020

	amounts in millions

Balance, beginning of period	$28	33	25
Provision charged to expense	6	3	17
Write-offs, net of recoveries and other adjustments	(6)	(8)	(9)
Balance, end of period	$28	28	33

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

LIBERTY TRIPADVISOR HOLDINGS, INC.

Notes to Consolidated Financial Statements (Continued)

December 31, 2022, 2021 and 2020

Property and Equipment

Property and equipment, at cost consists of the following (amounts in millions):

	December 31,
	2022	2021
Finance lease right-of-use asset	$114	114
Leasehold improvements	46	48
Computer equipment and purchased software	82	77
Furniture, office equipment and other	19	20
Total property and equipment, at cost	$261	259

Property and equipment is recorded at cost, net of accumulated depreciation, less impairments, if any. Depreciation is computed using the straight-line method over the estimated useful lives of the assets, which is three to five years for computer equipment and furniture, office equipment and other. Leasehold improvements are depreciated using the straight-line method, over the shorter of the estimated useful life of the improvement or the remaining term of the lease. Refer to note 6 for a discussion on accounting for leases and other financial disclosures.

Leases

The Company, through its consolidated companies, leases facilities in several countries around the world and certain equipment under non-cancelable lease agreements.  Refer to note 6 for a discussion on accounting for leases and other financial disclosures.

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

LIBERTY TRIPADVISOR HOLDINGS, INC.

Notes to Consolidated Financial Statements (Continued)

December 31, 2022, 2021 and 2020

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

The accounting guidance also permits entities to first perform a qualitative assessment to determine whether it is more likely than not that an indefinite-lived intangible asset, other than goodwill, is impaired. The accounting guidance also allows entities the option to bypass the qualitative assessment for any indefinite-lived intangible asset in any period and proceed directly to the quantitative impairment test. The entity may resume performing the qualitative assessment in any subsequent period. If the qualitative assessment supports that it is more likely than not that the carrying value of the Company’s indefinite-lived intangible assets, other than goodwill, exceeds its fair value, then a quantitative assessment is performed. If the carrying value of an indefinite-lived intangible asset exceeds its fair value, an impairment loss is recognized in an amount equal to that excess. See note 4 for discussion of goodwill and trademark impairments.

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

LIBERTY TRIPADVISOR HOLDINGS, INC.

Notes to Consolidated Financial Statements (Continued)

December 31, 2022, 2021 and 2020

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

Accordingly, we have recorded foreign currency exchange losses of $9 million, losses of $6 million and gains of $4 million for the years ended December 31, 2022, 2021, and 2020, respectively, in other, net on our consolidated statements of operations.

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
(4)	Allocation of the transaction price to the performance obligations in the contract
(5)	Recognition of revenue when, or as, Tripadvisor satisfies a performance obligation

At contract inception, Tripadvisor assesses the services promised in its contracts with customers and identifies a performance obligation for each promise to transfer to the customer a service (or bundle of services) that is distinct. To identify the performance obligations, Tripadvisor considers all of the services promised in the contract regardless of whether they are explicitly stated or are implied by customary business practices. There was no significant revenue recognized in the years ended December 31, 2022 and 2021 related to performance obligations satisfied in prior periods. Tripadvisor has applied a practical expedient and does not disclose the value of unsatisfied performance obligations that have an original expected duration of less than one year. Tripadvisor expects to complete its performance obligations within one year from the initial transaction date. The value related to Tripadvisor’s remaining or partially satisfied performance obligations relates to subscription services that are satisfied over time or services that are recognized at a point in time, but not yet achieved.  The timing of services, invoicing and payments do not include a significant financing component. Tripadvisor’s customer invoices are generally due 30 days from the time of invoicing.

Tripadvisor recognizes an asset for the incremental costs of obtaining a contract with a customer if it expects the benefit of those costs to be longer than one year. Although the substantial majority of its contract costs have an amortization period of less than one year, Tripadvisor has determined contract costs arising from certain sales incentives have an amortization period in excess of one year given the high likelihood of contract renewal. Sales incentives are not paid upon

LIBERTY TRIPADVISOR HOLDINGS, INC.

Notes to Consolidated Financial Statements (Continued)

December 31, 2022, 2021 and 2020

renewal of these contracts and therefore are not commensurate with the initial sales incentive costs. As of both December 31, 2022 and 2021, there were $4 million of unamortized contract costs in other long-term assets on the consolidated balance sheet. Tripadvisor amortizes these contract costs on a straight-line basis over the estimated customer life, which is based on historical customer retention rates. Amortization expense recorded to selling and marketing expense on the consolidated statements of operations during each of the years ended December 31, 2022, 2021 and 2020, was $1 million. Tripadvisor assesses such asset for impairment when events or circumstances indicate that the carrying amount may not be recoverable. No impairments were recognized during the years ended December 31, 2022, 2021 and 2020.

The recognition of revenue may require the application of judgment related to the determination of the performance obligations, the timing of when the performance obligations are satisfied and other areas. The determination of Tripadvisor’s performance obligations does not require significant judgment given that it generally does not provide multiple services to a customer in a transaction, and the point in which control is transferred to the customer is readily determinable. In instances where Tripadvisor recognizes revenue over time, it generally has either a subscription service that is recognized over time on a straight-line basis using the time-elapsed output method, or based on other output measures that provide a faithful depiction of the transfer of its services. When an estimate for cancellations is included in the transaction price, Tripadvisor bases its estimate on historical cancellation rates and current trends. Taxes assessed by a government authority that are both imposed on and concurrent with a specific revenue–producing transaction, that are collected by Tripadvisor from a customer, are reported on a net basis, or in other words excluded from revenue on the consolidated financial statements.

Commencing in the second quarter of 2022, Tripadvisor changed its reportable segments (see note 13). Accordingly, the nature of services provided and revenue recognition policies related to the current reportable segments are presented below.

Tripadvisor Core Segment

Tripadvisor-branded Hotels Revenue. The largest source of Tripadvisor Core segment revenue is generated from click-based advertising on Tripadvisor-branded websites, which Tripadvisor refers to as its hotel meta (formerly referred to as hotel auction) revenue, which is primarily comprised of contextually-relevant booking links to Tripadvisor’s travel partners’ websites. Click-based advertising is generally priced on a cost-per-click, or “CPC,” basis, with payments from travel partners determined by the number of travelers who click on a link multiplied by the CPC rate for each specific click as determined in a dynamic, competitive auction process.

Tripadvisor also generates revenue from its cost-per-action, or “CPA” model, which consists of contextually-relevant booking links to its travel partners’ websites which are advertised on its platform. Tripadvisor earns a commission from its travel partners, based on a pre-determined contractual commission rate, for each traveler who clicks to and books a hotel reservation on the travel partners’ website, which results in a traveler stay. CPA revenue is billable only upon the completion of each traveler’s stay resulting from a hotel reservation. The travel partners provide the service to the travelers and Tripadvisor acts as an agent under GAAP. Tripadvisor’s performance obligation is complete at the time of the hotel reservation booking, and the commission earned is recognized upon booking, as Tripadvisor has no post-booking service obligations. Tripadvisor recognizes this revenue net of an estimate of the impact of cancellations, using historical cancellation rates and current trends. Contract assets are recognized at the time of booking for commissions that are billable upon the completion of a traveler’s stay. CPA revenue is generally billed to Tripadvisor’s travel partners monthly for traveler stays completed in that month.

In addition, Tripadvisor offers business to business solutions to hotels, including subscription-based advertising to hotels, owners of B&Bs and other specialty lodging properties. Subscription-based advertising services are

LIBERTY TRIPADVISOR HOLDINGS, INC.

Notes to Consolidated Financial Statements (Continued)

December 31, 2022, 2021 and 2020

predominantly sold for a flat fee for a contracted period of time of one year or less and revenue is recognized on a straight-line basis over the period of the subscription service as efforts are expended evenly throughout the contract period.

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

Tripadvisor-Experiences and Dining Revenue. Tripadvisor generates revenue from its experiences and restaurant service offerings on Tripadvisor-branded websites and mobile apps.  Tripadvisor receives intercompany (intersegment) revenue consisting of affiliate marketing commissions earned primarily from experience bookings and, to a lesser extent, restaurant reservations bookings, on Tripadvisor-branded websites and mobile apps, fulfilled by Viator and TheFork, respectively, which are eliminated on a consolidated basis. The performance obligations, timing of customer payments for Tripadvisor’s experiences and dining transactions, and methods of revenue recognition are consistent with the Viator and TheFork segments, as described below. In addition, Tripadvisor offers restaurant partners the opportunity to advertise and promote their business through restaurant media advertising placements on its platform. This service is generally priced on a CPC basis similar to the Tripadvisor-branded hotels revenue stream discussed above.

Other. Tripadvisor’s alternative accommodation rentals offering provides information and services that allow travelers to research and book vacation and short-term rental properties. The alternative accommodation rentals offering primarily generates revenue by offering individual property owners and managers the ability to list their properties on Tripadvisor’s platform, thereby connecting with travelers through a free-to-list, commission-based option. Tripadvisor earns commissions associated with rental transactions through its free-to-list model from both the traveler and the property owner or manager. Tripadvisor provides post-booking service to the travelers, property owners and managers until the time the rental commences, which is the time the performance obligation is completed.

In addition, Other also includes revenue generated from cruises, flights, and rental car offerings on Tripadvisor-branded websites and mobile apps and Tripadvisor’s portfolio of brands, which primarily includes click-based advertising and display-based advertising revenue.

LIBERTY TRIPADVISOR HOLDINGS, INC.

Notes to Consolidated Financial Statements (Continued)

December 31, 2022, 2021 and 2020

Viator Segment

Tripadvisor provides an online marketplace that allows travelers to research and book tours, activities and attractions in popular travel destinations across the globe through its stand-alone Viator branded platform, which includes website, mobile web, and mobile app. Tripadvisor generates commissions for each booking transaction it facilitates through its online reservation system in exchange for certain activities, including the use of Tripadvisor’s booking platform, post-booking customer support (24/7) until the time of the experience and payment processing activities as the merchant of record, which is the completion of the performance obligation. Tripadvisor collects payment from the customer prior to the experience occurring, which includes both its commission and the amount due to the operator. Tripadvisor records its commissions as deferred revenue on its consolidated balance sheet when payment is received, including amounts which are refundable subject to cancellation, until the experience occurs when revenue is recognized.

TheFork Segment

Tripadvisor provides information and services for consumers to research and book restaurants through its dedicated online restaurant reservations platform, TheFork. Tripadvisor primarily generates transaction fees (or per seated diner fees) that are paid by its restaurant customers for diners seated primarily from bookings through TheFork’s online reservation system.  The transaction fee is recognized as revenue after the reservation is fulfilled, or as diners are seated by Tripadvisor’s restaurant customers. Tripadvisor invoices restaurants monthly for transaction fees.

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

LIBERTY TRIPADVISOR HOLDINGS, INC.

Notes to Consolidated Financial Statements (Continued)

December 31, 2022, 2021 and 2020

Disaggregation of Revenue

Tripadvisor disaggregates revenue from contracts with customers into major products/revenue sources. Tripadvisor has determined that disaggregating revenue into these categories achieves the disclosure objective under GAAP to depict how the nature, amount, timing and uncertainty of revenue and cash flows are affected by economic factors. Revenue is recognized primarily at a point in time for all reported segments.

	Years ended December 31,
	2022	2021	2020

Major Products/Revenue Sources:
Tripadvisor Core
Tripadvisor-branded hotels	$650	451	292
Tripadvisor-branded display and platform	130	98	69
Tripadvisor experiences and dining	134	70	65
Other	52	46	57
Total Tripadvisor Core	966	665	483

Viator	493	184	55
TheFork	126	85	86
Intersegment eliminations	(93)	(32)	(20)
Total Revenue	$1,492	902	604

The following table provides information about the opening and closing balances of accounts receivable and contract assets from contracts with customers (in millions):

	December 31,
	2022	2021
Accounts receivable	$173	105
Contract assets	32	37
Total	$205	142

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

During the year ended December 31, 2021, bad debt expense recorded to Tripadvisor’s allowance for expected credit losses on accounts receivable and contract assets decreased by $14 million, when compared to the same period in 2020, primarily due to improved collection trends with its customers driven by the ongoing travel industry recovery from COVID-19 during that year.

Contract liabilities generally include payments received in advance of performance under the contract, and are realized as revenue as the performance obligation to the customer is satisfied, which Tripadvisor presents as deferred revenue on its consolidated balance sheet. As of January 1, 2022 and 2021, Tripadvisor had $36 million and $28 million, respectively, recorded as deferred revenue on its consolidated balance sheet, of which $34 million and $23 million,

LIBERTY TRIPADVISOR HOLDINGS, INC.

Notes to Consolidated Financial Statements (Continued)

December 31, 2022, 2021 and 2020

respectively, was recognized into revenue and $2 million and $4 million, respectively, was refunded due to cancellations by travelers during the years ended December 31, 2022 and 2021.

There were no significant changes in contract assets or deferred revenue during the years ended December 31, 2022 and 2021, related to business combinations, impairments, cumulative catch-ups or other material adjustments.

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

General and Administrative

General and administrative expenses consist primarily of personnel and related overhead costs, including personnel engaged in leadership, finance, legal and human resource functions as well as professional service fees and other fees including audit, legal, tax and accounting, and other operating costs including bad debt expense and non-income taxes, such as sales, use and other non-income related taxes.

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

Tripadvisor incurs advertising expense consisting of online advertising expense, primarily SEM and other online traffic costs, and offline advertising costs, including television, to promote its brands. Costs associated with communicating the advertisements are expensed in the period in which the advertisement takes place. Production costs associated with advertisements are expensed in the period in which the advertisement first takes place. Advertising expense was $572 million, $282 million and $118 million for the years ended December 31, 2022, 2021 and 2020, respectively.

Stock-Based Compensation

As more fully described in note 10, TripCo grants to its directors, employees and employees of its subsidiaries restricted stock and options (collectively, “Awards”) to purchase shares of TripCo common stock. TripCo measures the cost of employee services received in exchange for an equity classified Award (such as stock options and restricted stock) based on the grant-date fair value of the Award, and recognizes that cost over the period during which the employee is required to provide service (usually the vesting period of the Award). TripCo measures the cost of employee services received in exchange for a liability classified Award based on the current fair value of the Award, and remeasures the fair value of the Award at each reporting date. Certain outstanding awards that were previously granted by Qurate Retail were assumed by TripCo upon the completion of the TripCo Spin-Off. Additionally, Tripadvisor is a consolidated company and

LIBERTY TRIPADVISOR HOLDINGS, INC.

Notes to Consolidated Financial Statements (Continued)

December 31, 2022, 2021 and 2020

has issued stock-based compensation to its employees related to its common stock. The consolidated statements of operations include stock-based compensation related to TripCo Awards and Tripadvisor equity awards.

Included in the accompanying consolidated statements of operations are the following amounts of stock-based compensation for the years ended December 31, 2022, 2021 and 2020 (amounts in millions):

	December 31,
	2022	2021	2020
Operating expense	$37	47	45
Selling, general and administrative	56	78	67
	$93	125	112

During the years ended December 31, 2022, 2021 and 2020, Tripadvisor capitalized $10 million, $13 million and $15 million, respectively, of stock-based compensation expense as website development costs.

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

LIBERTY TRIPADVISOR HOLDINGS, INC.

Notes to Consolidated Financial Statements (Continued)

December 31, 2022, 2021 and 2020

Tripadvisor’s deferred merchant payables balance was $203 million and $113 million for the years ended December 31, 2022 and 2021, respectively.

Certain Risks and Concentrations

Tripadvisor’s business is subject to certain risks and concentrations, including a concentration related to dependence on relationships with its customers. For the years ended December 31, 2022, 2021 and 2020, Tripadvisor’s two most significant travel partners, Expedia Group Inc. (“Expedia”) and Booking Holdings Inc., each of which accounted for 10% or more of Tripadvisor’s consolidated revenue and combined accounted for approximately 35%, 34% and 25%, respectively, of its total revenue. Additionally, Tripadvisor’s business is dependent on relationships with third-party service operators it relies on to fulfill service obligations to Tripadvisor’s customers where Tripadvisor is the merchant of record, such as providing experiences and vacation rentals. However, no one operator’s inventory resulted in more than 10% of Tripadvisor’s revenue on a consolidated basis in any period presented. As of December 31, 2022 and 2021, Expedia accounted for approximately 19% and 10%, respectively, of Tripadvisor’s total accounts receivable. Tripadvisor’s overall credit risk related to accounts receivable is mitigated by the relatively short collection period.

Contingent Liabilities

Periodically, the Company reviews the status of all significant outstanding matters to assess any potential financial exposure. When (i) it is probable that an asset has been impaired or a liability has been incurred and (ii) the amount of the loss can be reasonably estimated and is material, we record the estimated loss in our consolidated statement of operations. The Company provides disclosure in the notes to the consolidated financial statements for loss contingencies that do not meet both these conditions if there is a reasonable possibility that a loss may have been incurred that would be material to the consolidated financial statements. Significant judgment is required to determine the probability that a liability has been incurred and whether such liability is reasonably estimable. Accruals are based on the best information available at the time which can be highly subjective. The final outcome of these matters could vary significantly from the amounts included in the accompanying consolidated financial statements.

Comprehensive Income (Loss)

Comprehensive income (loss) consists of net income (loss), cumulative foreign currency translation adjustments and comprehensive earnings (loss) attributable to debt credit risk adjustments.

Earnings (Loss) per Common Share (EPS)

Basic earnings (loss) per common share (“EPS”) is computed by dividing net earnings (loss) available to common shareholders by the weighted average number of common shares outstanding for the period. Diluted EPS presents the dilutive effect on a per share basis of potential common shares as if they had been converted at the beginning of the periods presented. Excluded from EPS for the years ended December 31, 2022, 2021 and 2020 are 3 million, 3 million and 1 million potential common shares, respectively, because their inclusion would be antidilutive. Also excluded from EPS for the years ended December 31, 2021 and 2020, because their inclusion would be antidilutive, were 3 million and 13 million shares, respectively, that were contingently issuable at the Company’s election pursuant to an exercise of the Put Option (defined and described in note 8), as calculated in accordance with the terms of the Certificate of Designations for the Series A Preferred Stock. On March 29, 2021, pursuant to the Repurchase Agreement (described and defined in note 8), the Put Option no longer exists. The contingently issuable shares pursuant to the Put Option were calculated for the period that the Put Option was outstanding.

LIBERTY TRIPADVISOR HOLDINGS, INC.

Notes to Consolidated Financial Statements (Continued)

December 31, 2022, 2021 and 2020

	Years ended December 31,
	2022	2021	2020

	in millions
Numerator
Net earnings (loss) attributable to Liberty TripAdvisor Holdings, Inc. shareholders	$30	179	(238)
Less: Series A Preferred Stock carrying value adjustment and transaction costs	—	370	150
Net earnings (loss) available to common shareholders	$30	(191)	(388)
Denominator
Basic EPS	76	75	75
Potentially dilutive shares (a)	1	2	1
Diluted EPS	77	77	76
(a)	Potentially dilutive shares are excluded from the computation of diluted EPS during periods in which losses are reported since the result would be antidilutive.

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

(3) Assets and Liabilities Measured at Fair Value

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

The Company’s assets and liabilities measured at fair value are as follows:

	December 31, 2022			December 31, 2021
		Quoted prices	Significant		Quoted prices	Significant
		in active	other		in active	other
		markets for	observable		markets for	observable
		identical assets	inputs		identical assets	inputs
Description	Total	(Level 1)	(Level 2)	Total	(Level 1)	(Level 2)

	amounts in millions
Cash equivalents	$232	32	200	35	35	—
TripCo Exchangeable Senior Debentures due 2051	$237	—	237	268	—	268
Financial instrument liabilities, net	$18	—	18	85	—	85

LIBERTY TRIPADVISOR HOLDINGS, INC.

Notes to Consolidated Financial Statements (Continued)

December 31, 2022, 2021 and 2020

As of December 31, 2022, Tripadvisor had $200 million of term deposits with maturities of 90 days or less in major global financial institutions. Tripadvisor generally classifies cash equivalents and marketable securities, if any, within Level 1 and Level 2 as it values these financial instruments using quoted market prices (Level 1) or alternative pricing sources (Level 2). Fair values for Level 2 investments are considered Level 2 valuations because they are obtained from independent pricing sources for identical or comparable instruments, rather than direct observations of quoted prices in active markets.

The fair value of TripCo’s 0.50% Exchangeable Senior Debentures due 2051 (the “Debentures”) is based on quoted market prices but the Debentures are not considered to be traded on “active markets.”  Accordingly, they are reported in the foregoing table as Level 2 fair value.

In March 2020, a wholly owned subsidiary of the Company (“TripSPV”), entered into a variable prepaid forward contract (“VPF”) with a financial institution with respect to 2.4 million shares of Tripadvisor (“TRIP”) common stock held by the Company. Pursuant to an amendment to the VPF on August 10, 2022, the VPF has a forward floor price of $23.64 per share and a forward cap price of $29.24 per share. TripSPV received proceeds of approximately $9 million on August 11, 2022 (see note 6) in connection with the amendment. The fair value of the VPF (Level 2) was $12 million as of December 31, 2022 and is included in other assets, at cost, net of accumulated amortization in the consolidated balance sheet. The fair value of the VPF was $10 million as of December 31, 2021 and is included in financial instrument liabilities in the consolidated balance sheet.

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

Realized and Unrealized Gains (Losses) on Financial Instruments

Realized and unrealized gains (losses) on financial instruments are comprised of changes in the fair value of the following:

	Years ended December 31,
	2022	2021	2020

	amounts in millions
TripCo Exchangeable Senior Debentures due 2051	$(5)	50	—
Financial instruments liabilities, net	63	199	(20)
Other	4	2	1
	$62	251	(19)

LIBERTY TRIPADVISOR HOLDINGS, INC.

Notes to Consolidated Financial Statements (Continued)

December 31, 2022, 2021 and 2020

The Company has elected to account for the Debentures using the fair value option. Changes in the fair value of the Debentures and financial instruments recognized in the consolidated statement of operations are primarily due to market factors primarily driven by changes in the fair value of the underlying shares of the financial instruments. During the year ended December 31, 2021, the fair value adjustment recognized in the consolidated statement of operations included approximately $5 million of debt issuance costs related to the Debentures. The Company isolates the portion of the unrealized gain (loss) attributable to the change in the instrument specific credit risk and recognizes such amount in other comprehensive earnings (loss).  The change in the fair value of the Debentures attributable to changes in the instrument specific credit risk was a gain of $36 million and a gain of $7 million for the years ended December 31, 2022 and 2021, respectively.  The cumulative change was a gain of $43 million as of December 31, 2022.

(4) Goodwill and Other Intangible Assets

Goodwill and Indefinite Lived Intangible Assets

Changes in the carrying amount of goodwill are as follows:

	Hotels, Media & Platform	Experiences & Dining	Corporate and other	Tripadvisor Core	Viator	TheFork	Total

	amounts in millions
Balance at December 31, 2020	$1,650	362	228	—	—	—	2,240
Other (1)	—	(18)	(2)	—	—	—	(20)
Balance at December 31, 2021	$1,650	344	226	—	—	—	2,220
Foreign currency translation adjustments	—	(18)	(4)	—	(1)	3	(20)
Allocation to new segment (2)	(1,650)	(326)	(222)	1,977	120	101	—
Balance at December 31, 2022	$—	—	—	1,977	119	104	2,200
(1)	Other changes primarily relate to immaterial acquisitions and foreign currency translation on goodwill.
(2)	As a result of the change in reportable segments in Q2 2022 (see note 13), goodwill was reallocated to the new reporting units.

As presented in the accompanying consolidated balance sheets, trademarks are the other significant indefinite lived intangible asset. See the disclosure below for information related to the 2020 impairment of the Company’s trademarks. Other fluctuations in the trademark balance from the prior year were due to the change in foreign exchange rates.

LIBERTY TRIPADVISOR HOLDINGS, INC.

Notes to Consolidated Financial Statements (Continued)

December 31, 2022, 2021 and 2020

Intangible Assets Subject to Amortization

Intangible assets subject to amortization are comprised of the following:

	December 31, 2022				December 31, 2021
	Weighted
	Average	Gross		Net	Gross		Net
	Remaining	carrying	Accumulated	carrying	carrying	Accumulated	carrying
	Useful Life	amount	amortization	amount	amount	amortization	amount

	in years	amounts in millions
Customer relationships	5	$1,036	(1,027)	9	1,046	(1,030)	16
Other	3	636	(533)	103	616	(499)	117
Total		$1,672	(1,560)	112	1,662	(1,529)	133

Amortization expense was $74 million, $122 million and $136 million for the years ended December 31, 2022, 2021 and 2020, respectively.

Intangible assets are generally amortized on a straight-line basis. The estimated future amortization expense for the next five years related to intangible assets with definite lives as of December 31, 2022 is as follows (amounts in millions):

2023	$27
2024	$24
2025	$22
2026	$20
2027	$19

Impairments

Due to the impact of COVID-19 on Tripadvisor’s operating results, and a sustained decline in Tripadvisor’s stock price, impairments of $250 million of trademarks and $279 million of goodwill were recorded during the year ended December 31, 2020, respectively, related to the former Hotels, Media & Platform reporting unit, which as of December 31, 2022 is included in the Tripadvisor Core reporting unit. The fair value of the trademarks was determined using the relief from royalty method. The fair value of the reporting unit was determined using a combination of market multiples (market approach) and discounted cash flow (income approach) calculations (Level 3).

Following the change in reportable segments during the second quarter of 2022, the new reporting units are as follows: (1) Tripadvisor Core, (2) Viator, and (3) TheFork, for the purpose of goodwill impairment testing. As a result of this reporting unit change, we performed a qualitative goodwill impairment assessment of our legacy and current reporting units during the second quarter of 2022 and determined that it was more likely than not that the respective fair values of the legacy and current reporting units were greater than their respective carrying values.

As of December 31, 2022, accumulated goodwill impairment losses for Tripadvisor totaled $1,571 million.

LIBERTY TRIPADVISOR HOLDINGS, INC.

Notes to Consolidated Financial Statements (Continued)

December 31, 2022, 2021 and 2020

(5) Debt

Outstanding debt at December 31, 2022 and 2021 is summarized as follows:

	December 31,
	2022	2021

	amounts in millions
TripCo Exchangeable Senior Debentures due 2051	$237	268
TripCo variable prepaid forward	51	41
Tripadvisor Credit Facility	—	—
Tripadvisor Senior Notes due 2025	500	500
Tripadvisor Convertible Senior Notes due 2026	345	345
Deferred financing costs	(8)	(11)
Total consolidated TripCo debt	$1,125	1,143
Less debt classified as current	—	—
Total long-term debt	$1,125	1,143

TripCo Exchangeable Senior Debentures due 2051

On March 25, 2021, TripCo issued $300 million aggregate original principal amount of its Debentures.  Pursuant to the terms of the offering, on March 31, 2021, the initial purchasers notified the Company of their intention to exercise the option to purchase $30 million aggregate original principal amount of additional Debentures. The additional Debentures were issued on April 5, 2021. Upon an exchange of Debentures, TripCo, at its option, may deliver shares of TRIP common stock or the value thereof in cash or a combination of shares of TRIP common stock and cash. Initially, 14.3299 shares of TRIP common stock are attributable to each $1,000 original principal amount of Debentures, representing an initial exchange price of approximately $69.78 for each share of TRIP common stock. A total of approximately 4.7 million shares of TRIP common stock are attributable to the Debentures. Interest is payable quarterly on March 31, June 30, September 30 and December 31 of each year, commencing June 30, 2021. The Debentures may be redeemed by TripCo, in whole or in part, on or after March 27, 2025. Holders of Debentures also have the right to require TripCo to purchase their Debentures on March 27, 2025. The redemption and purchase price will generally equal 100% of the adjusted principal amount of the Debentures plus accrued and unpaid interest to the redemption date, plus any final period distribution. As of December 31, 2022, a holder of the Debentures does not have the ability to exchange and, accordingly, the Debentures are classified as long-term debt in the consolidated balance sheets.

TripCo used a portion of the net proceeds from the sale of the Debentures to fund the cash portion of the purchase price for the repurchase of a portion of the Series A Preferred Stock (see note 8 below).

TripCo Variable Prepaid Forward

The VPF amendment executed in August 2022, as described in note 3, was accounted for as a modification for the debt component of the VPF. Accordingly, the proceeds of $9 million TripCo received in connection with the amendment was reflected as an incremental borrowing for the debt component of the VPF. The VPF matures in November 2025. At maturity, the accreted loan amount due will be approximately $57 million.  As of December 31, 2022, 2.4 million shares of TRIP, with a value of approximately $44 million, were pledged as collateral pursuant to the VPF contract.

LIBERTY TRIPADVISOR HOLDINGS, INC.

Notes to Consolidated Financial Statements (Continued)

December 31, 2022, 2021 and 2020

Tripadvisor Credit Facility

Tripadvisor is party to a credit agreement with a group of lenders initially entered into in June 2015 (as amended, the “Credit Agreement”), which, among other things, provides for a $500 million secured revolving credit facility (the “Credit Facility”) with a maturity date of May 12, 2024. The Company may borrow from the Credit Facility in U.S. dollars and Euros. In addition, the Credit Facility includes $15 million of borrowing capacity available for letters of credit and $40 million for Swing Line borrowings on same-day notice. As of December 31, 2022 and 2021, Tripadvisor had issued $4 million and $3 million, respectively, of undrawn standby letters of credit under the Credit Facility. The Credit Facility, among other things, requires Tripadvisor to maintain a maximum leverage ratio and contains certain customary affirmative covenants and events of default, including a change of control.

Tripadvisor amended the Credit Facility during 2020 to, among other things: suspend the leverage ratio covenant for quarterly testing of compliance beginning in the second quarter of 2020, replacing it with a minimum liquidity covenant through June 30, 2021 (requiring Tripadvisor to maintain $150 million of unrestricted cash, cash equivalents and short-term investments less deferred merchant payables plus available revolver capacity), until the earlier of (a) the first day after June 30, 2021 through maturity on which borrowings and other revolving credit utilizations under the revolving commitments exceed $200 million, and (b) the election of Tripadvisor, at which time the leverage ratio covenant will be reinstated (the “Leverage Covenant Holiday”).

Tripadvisor remained in the Leverage Covenant Holiday as of December 31, 2022. Based on Tripadvisor’s existing leverage ratio, any outstanding or future borrowings under the Credit Facility generally bear interest, at the Company’s option, at a rate per annum equal to either (i) the Eurocurrency Borrowing rate, or the adjusted LIBO rate for the interest period in effect for such borrowing; plus an applicable margin ranging from 1.25% to 2.00% with a London Inter-Bank Offered Rate (“LIBO rate”) floor of 1.00% per annum; or (ii) the Alternate Base Rate Borrowing, which is the greatest of (a) the Prime Rate in effect on such day, (b) the New York Fed Bank Rate in effect on such day plus 1/2 of 1.00% per annum, and (c) the Adjusted LIBO Rate (or LIBO rate multiplied by the Statutory Reserve Rate) for an interest period of one month plus 1.00%; in addition to an applicable margin ranging from 0.25% to 1.00%.  In addition, based on Tripadvisor’s existing leverage ratio, it is required to pay a quarterly commitment fee, at an applicable rate ranging from 0.15% to 0.30% as of December 31, 2022, on the daily unused portion of the Credit Facility for each fiscal quarter during the Leverage Covenant Holiday and in connection with the issuance of letters of credit.

As of both December 31, 2022 and 2021, Tripadvisor had no outstanding borrowings under the Credit Facility. During the first quarter of 2020, Tripadvisor borrowed $700 million under the Credit Facility. These funds were drawn down as a precautionary measure to reinforce Tripadvisor’s liquidity position and preserve financial flexibility in light of uncertainty in the global markets resulting from COVID-19. Tripadvisor repaid these borrowings in full during July 2020.

For the years ended December 31, 2022, 2021 and 2020, Tripadvisor recorded interest and commitment fees on its Credit Facility of $1 million, $3 million and $10 million, respectively, to interest expense on the consolidated statements of operations.  In connection with the amendments to the Credit Facility in 2020, Tripadvisor incurred additional lender fees and debt financing costs totaling $7 million, which were capitalized as deferred financing costs and recorded to other long-term assets on the consolidated balance sheet, while $2 million of previously deferred financing costs related to the Credit Facility were immediately recognized to interest expense on the consolidated statement of operations for the year ended December 31, 2020.  As of December 31, 2022 and 2021, Tripadvisor had $2 million and $4 million, respectively, remaining in deferred financing costs in connection with the Credit Facility. These costs will be amortized over the remaining term of the Credit Facility, using the effective interest rate method, and recorded to interest expense on the consolidated statements of operations.

LIBERTY TRIPADVISOR HOLDINGS, INC.

Notes to Consolidated Financial Statements (Continued)

December 31, 2022, 2021 and 2020

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

As of both December 31, 2022 and 2021, unpaid interest on the 2025 Senior Notes totaled approximately $16 million and was included in accrued liabilities and other current liabilities on the consolidated balance sheets, and $35 million, $35 million and $17 million was recorded as interest expense in the consolidated statements of operations for the years ended December 31, 2022, 2021 and 2020, respectively. In the third quarter of 2020, Tripadvisor used all proceeds from the 2025 Senior Notes to repay a portion of its Credit Facility outstanding borrowings.

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

LIBERTY TRIPADVISOR HOLDINGS, INC.

Notes to Consolidated Financial Statements (Continued)

December 31, 2022, 2021 and 2020

subsidiaries; enter into certain transactions with Tripadvisor’s affiliates; designate restricted subsidiaries as unrestricted subsidiaries; and merge, consolidate or transfer or sell all or substantially all of Tripadvisor’s assets.

2026 Convertible Senior Notes

On March 25, 2021, Tripadvisor entered into a purchase agreement for the sale of $300 million aggregate principal amount of 0.25% Convertible Senior Notes due 2026 (the “2026 Convertible Senior Notes”) in a private offering to qualified institutional buyers. The 2026 Convertible Senior Notes included an over-allotment option that provided the initial purchasers of the 2026 Convertible Senior Notes with the option to purchase an additional $45 million aggregate principal amount of the 2026 Convertible Senior Notes; such over-allotment option was fully exercised. In connection with the issuance of the 2026 Convertible Senior Notes, Tripadvisor entered into an Indenture, dated March 25, 2021 (the “2026 Indenture”), among Tripadvisor, the guarantors party thereto and the trustee. The terms of the 2026 Convertible Senior Notes are governed by the 2026 Indenture. The 2026 Convertible Senior Notes mature on April 1, 2026, unless earlier converted, redeemed or repurchased. The 2026 Convertible Senior Notes are senior unsecured obligations of Tripadvisor, although guaranteed by certain of Tripadvisor’s domestic subsidiaries, with interest payable semiannually in arrears on April 1 and October 1 of each year, which began on October 1, 2021. As of December 31, 2022 and 2021, unpaid interest on the 2026 Convertible Senior Notes was not material.

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

LIBERTY TRIPADVISOR HOLDINGS, INC.

Notes to Consolidated Financial Statements (Continued)

December 31, 2022, 2021 and 2020

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

Tripadvisor accounts for the 2026 Convertible Senior Notes as a liability measured at its amortized cost, and no other features of the 2026 Convertible Senior Notes are bifurcated and recognized as a derivative. The proceeds from the issuance of the 2026 Convertible Senior Notes were approximately $340 million, net of debt issuance costs of $5 million comprised primarily of the initial purchasers’ discount, and Tripadvisor used a portion of the proceeds from the 2026 Convertible Senior Notes to enter into capped call transactions (discussed below). Tripadvisor intends to use the remainder of the proceeds from this offering for general corporate purposes, which may include repayment of debt, including the partial redemption and/or purchase of its 2025 Senior Notes prior to maturity. The debt issuance costs will be amortized over the remaining term of the 2026 Convertible Senior Notes, using the effective interest rate method, and recorded to interest expense in the consolidated statements of operations. During the years ended December 31, 2022 and 2021, the effective interest rate on the 2026 Convertible Senior Notes, including debt issuance costs, was approximately 0.47% and 0.53%, respectively, and $1 million was recorded as interest expense on the consolidated statements of operations for both of the years ended December 31, 2022 and 2021.

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

LIBERTY TRIPADVISOR HOLDINGS, INC.

Notes to Consolidated Financial Statements (Continued)

December 31, 2022, 2021 and 2020

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

The Capped Calls are considered indexed to Tripadvisor’s own stock and are considered equity classified under GAAP and included as a reduction to additional paid-in-capital and noncontrolling interest in equity of subsidiaries within stockholders’ equity as of both December 31, 2022 and 2021. The Capped Calls are not accounted for as derivatives and their fair value is not remeasured each reporting period. In addition, upon entering into the Capped Calls, Tripadvisor recorded an associated deferred tax asset of $9 million, as it made an income tax election allowable under Internal Revenue Service (“IRS”) regulations in order to recover the cost of the Capped Calls as interest expense for income tax purposes only over the term of the 2026 Convertible Senior Notes.

Fair Value

The estimated fair values, based on recently reported market transactions and prices for identical or similar financial instruments obtained from a third-party pricing source (Level 2) of Tripadvisor’s debt securities, not reported at fair value are as follows (amounts in millions):

	December 31,
	2022	2021
Tripadvisor Senior Notes due 2025	$498	531
Tripadvisor Convertible Senior Notes due 2026	$281	305

TripCo believes that the carrying amount of the debt component of the VPF approximated fair value at December 31, 2022.

Debt Covenants

As of December 31, 2022, Tripadvisor was in compliance with its debt covenants.

(6) Leases

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

LIBERTY TRIPADVISOR HOLDINGS, INC.

Notes to Consolidated Financial Statements (Continued)

December 31, 2022, 2021 and 2020

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

Tripadvisor’s office space operating leases expire at various dates with the latest maturity in July 2027. Certain leases include options to extend the lease term for up to 6 years and/or terminate the leases within 1 year, which Tripadvisor includes in the lease terms if it is reasonably certain to exercise these options.

Tripadvisor also establishes assets and liabilities at the present value of estimated future costs to return certain of its leased facilities to their original condition to satisfy any asset retirement obligations. Such assets are depreciated over the lease period into operating expense, and the recorded liabilities are accreted to the future value of the estimated restoration costs and are included in other liabilities on the consolidated balance sheet. Tripadvisor’s asset retirement obligations were not material as of both December 31, 2022 and 2021.

Finance Lease

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

Tripadvisor leases approximately 280,000 square feet of office space for its corporate headquarters in Needham, Massachusetts (the “Headquarters Lease”). The Headquarters Lease has an expiration date of December 2030, with an option to extend the lease term for two consecutive terms of five years each. Tripadvisor’s Headquarters Lease is accounted for as a finance lease.

LIBERTY TRIPADVISOR HOLDINGS, INC.

Notes to Consolidated Financial Statements (Continued)

December 31, 2022, 2021 and 2020

The components of lease expense during the years ended December 31, 2022, 2021 and 2020 were as follows:

	Years ended December 31,
	2022	2021	2020

	amounts in millions
Operating lease cost (1)	$19	21	28
Finance lease cost:
Amortization of right-of-use assets (2)	$10	10	10
Interest on lease liabilities (3)	3	4	4
Total finance lease cost	$13	14	14
Sublease income on operating leases (1)	(9)	(5)	(3)
Total lease cost, net	$23	30	39
(1)	Operating lease costs, net of sublease income, are included in operating expense, including stock-based compensation in the consolidated statements of operations.
(2)	Amount is included in depreciation expense in the consolidated statements of operations.
(3)	Amount is included in interest expense in the consolidated statements of operations.

Supplemental balance sheet information related to leases is as follows:

	December 31,
	2022	2021

	amounts in millions
Operating leases:
Operating lease right-of-use assets (1)	$27	42

Current operating lease liabilities (2)	$14	20
Operating lease liabilities (3)	15	29
Total operating lease liabilities	$29	49

Finance Lease:
Finance lease right-of-use assets (4)	$76	86

Current finance lease liabilities (2)	$6	6
Finance lease liabilities (3)	58	65
Total finance lease liabilities	$64	71
(1)	Included in other assets, at cost, net of accumulated amortization in the consolidated balance sheets.
(2)	Included in accrued liabilities and other current liabilities in the consolidated balance sheets.
(3)	Included in other liabilities in the consolidated balance sheets.
(4)	Included in property and equipment, net in the consolidated balance sheets.

LIBERTY TRIPADVISOR HOLDINGS, INC.

Notes to Consolidated Financial Statements (Continued)

December 31, 2022, 2021 and 2020

Additional information related to leases is as follows for the periods presented:

	Years ended December 31,
	2022	2021	2019

	amounts in millions
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash outflows from operating leases	$22	25	26
Operating cash outflows from finance lease	$3	3	4
Financing cash outflows from finance lease	$6	6	6
Right-of-use assets obtained in exchange for lease liabilities:
Operating leases	$2	6	4

	December 31,
	2022	2021
Weighted-average remaining lease term
Operating leases	2.5 years	3.0 years
Finance lease	8.0 years	9.0 years
Weighted-average discount rate
Operating leases	3.7%	3.7%
Finance lease	4.5%	4.5%

Future lease payments under non-cancellable leases as of December 31, 2022 are as follows:

	Operating Leases	Finance Leases

	amounts in millions
2023	$15	9
2024	9	9
2025	3	10
2026	2	10
2027	1	10
Thereafter	—	28
Total future lease payments	$30	76
Less: imputed interest	(1)	(12)
Total	$29	64

As of December 31, 2022, we did not have any additional operating or finance leases that have not yet commenced but that create significant rights and obligations.

LIBERTY TRIPADVISOR HOLDINGS, INC.

Notes to Consolidated Financial Statements (Continued)

December 31, 2022, 2021 and 2020

(7) Income Taxes

Income tax benefit (expense) consists of:

	Years ended December 31,
	2022	2021	2020

	amounts in millions
Current:
Federal	$(38)	(6)	73
State and local	(3)	2	3
Foreign	(26)	(2)	3
	$(67)	(6)	79
Deferred:
Federal	$20	23	37
State and local	(1)	7	28
Foreign	1	19	8
	20	49	73
Income tax benefit (expense)	$(47)	43	152

The following table presents a summary of our domestic and foreign earnings (losses) from continuing operations before income taxes:

	Years ended December 31,
	2022	2021	2020

	amounts in millions
Domestic	$63	75	(855)
Foreign	30	(80)	(159)
Total	$93	(5)	(1,014)

LIBERTY TRIPADVISOR HOLDINGS, INC.

Notes to Consolidated Financial Statements (Continued)

December 31, 2022, 2021 and 2020

Income tax benefit (expense) differs from the amounts computed by applying the U.S. federal income tax rate of 21% as a result of the following:

	Years ended December 31,
	2022	2021	2020

	amounts in millions
Computed expected tax benefits (expense)	$(20)	1	213
State and local taxes, net of federal income taxes	(6)	4	26
Foreign taxes, net of foreign tax credits	3	7	3
Basis difference in consolidated subsidiary	—	14	(1)
Change in valuation allowance	(3)	(18)	(40)
Change in unrecognized tax benefits	(17)	(6)	(4)
Preferred Stock Derivative	9	41	—
Stock-based compensation	(12)	2	(14)
Impairment of nondeductible goodwill	—	—	(65)
Rate differential on U.S. net operating loss carryback	—	—	23
Other	(1)	(2)	11
Income tax (expense) benefit	$(47)	43	152

During 2022, the Company recognized additional tax expense related to changes in unrecognized tax benefits and the recognition of excess tax benefits and shortfalls to stock based compensation.

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

The CARES Act allowed Tripadvisor to carryback Tripadvisor’s U.S. federal NOLs incurred in 2020, generating an expected U.S. federal tax benefit of $76 million, of which $64 million was refunded during the year ended December 31, 2022. The remaining refund of $12 million is included in income taxes payable on our consolidated balance sheet as of December 31, 2022 and is expected to be received during the year ended December 31, 2023. In addition, $25 million of this refund was recorded to long-term taxes payable on the consolidated balance sheet as of December 31, 2022, which reflects future transition tax payments to be made by Tripadvisor related to the 2017 Tax Act.

In addition, during the years ended December 31, 2022, 2021 and 2020, Tripadvisor recognized government grants and other assistance benefits of $12 million, $9 million and $12 million, respectively. These amounts are not income tax related and were recorded as a reduction of personnel and overhead costs within operating costs in the consolidated statements of operations. Tripadvisor does not expect any additional future benefits of this nature.

LIBERTY TRIPADVISOR HOLDINGS, INC.

Notes to Consolidated Financial Statements (Continued)

December 31, 2022, 2021 and 2020

The tax effects of temporary differences and tax attributes that give rise to significant portions of the deferred income tax assets and deferred income tax liabilities are presented below:

	December 31,
	2022	2021

	amounts in millions
Deferred tax assets:
Tax loss and credit carryforwards	$179	218
Stock-based compensation	36	39
Lease financing obligation	18	20
Capitalized research expense	39	—
Other	21	17
Total deferred tax assets	293	294
Less: valuation allowance	(123)	(146)
Net deferred tax assets	170	148
Deferred tax liabilities:
Debt	(31)	(19)
Intangible assets	(218)	(221)
Investments	(3)	—
Other	(10)	(25)
Total deferred tax liabilities	(262)	(265)
Net deferred tax liability	$(92)	(117)

As of December 31, 2022, we had a valuation allowance of approximately $123 million related to certain NOL carryforwards and other foreign deferred tax assets for which it is more likely than not, the tax benefit will not be realized. This amount represents decrease of $23 million, as compared to the balance as of December 31, 2021. The decrease was primarily related to a change in foreign deferred tax assets.

Due to the one-time transition tax on the deemed repatriation of undistributed foreign subsidiary earnings and profits in 2017, as a result of the 2017 Tax Act, the majority of previously unremitted earnings have been subjected to U.S. federal income tax. To the extent future distributions from these subsidiaries will be taxable, a deferred tax liability has been accrued which was not material as of December 31, 2022. As of December 31, 2022, $445 million of Tripadvisor’s cumulative undistributed foreign earnings were no longer considered to be indefinitely reinvested.

At December 31, 2022, the Company has a deferred tax asset of $179 million for federal, state, and foreign NOLs, interest expense carryforwards and tax credit carryforwards.  Of this amount, $143 million is recorded at Tripadvisor. If not utilized to reduce income tax liabilities at Tripadvisor in future periods, $10 million of these loss carryforwards and tax credits will begin to expire in 2023. The remaining $133 million of NOLs, interest expense carryforwards and tax credits recorded at Tripadvisor may be carried forward indefinitely. The remaining deferred tax asset of $36 million relates to federal and state NOL carryforwards and interest expense carryforwards recorded at TripCo. If not utilized to reduce income tax liabilities at TripCo in future periods, $17 million of these NOL carryforwards will expire at various times between 2023 and 2037.  The remaining $19 million of NOLs and interest expense carryforwards may be carried forward indefinitely. A portion of TripCo’s net operating loss carryforwards are subject to certain limitations and may not be currently utilized. These carryforwards recorded at Tripadvisor and TripCo are expected to be utilized prior to expiration, except for $123 million of NOLs, interest expense carryforwards, and tax credit carryforwards, which based on current projections may expire unused.

LIBERTY TRIPADVISOR HOLDINGS, INC.

Notes to Consolidated Financial Statements (Continued)

December 31, 2022, 2021 and 2020

A reconciliation of unrecognized tax benefits is as follows (amounts in millions):

	Years ended December 31,
	2022	2021	2020
Balance at beginning of year	$144	144	140
Additions based on tax positions related to the current year	5	5	3
Additions for tax positions of prior years	29	1	1
Reductions for lapse of statute of limitations	(20)	—	—
Reductions for tax positions of prior years	(1)	—	—
Settlements with tax authorities	—	(6)	—
Balance at end of year	$157	144	144

As of December 31, 2022, 2021 and 2020, the Company had recorded tax reserves of $157 million, $144 million and $144 million, respectively, related to unrecognized tax benefits for uncertain tax positions, which are classified as long-term and included in other long-term liabilities on the consolidated balance sheets. If the unrecognized tax benefits were to be recognized for financial statement purposes, approximately $74 million, $72 million and $74 million for the years ended December 31, 2022, 2021 and 2020, respectively, would be reflected in the Company’s tax expense and affect its effective tax rate. The Company’s estimate of its unrecognized tax benefits related to uncertain tax positions requires a high degree of judgment. As a result of the impact of the IRS audit described below, the Company anticipates a material adjustment to these reserves in 2023.

As of December 31, 2022 and 2021, the Company had recorded approximately $47 million and $39 million, respectively, of accrued interest and penalties related to uncertain tax positions.

As of December 31, 2022, TripCo’s tax years prior to 2019 are closed for federal income tax purposes. TripCo’s 2019, 2020, 2021 and 2022 tax years are not under IRS examination. Because TripCo’s ownership of Tripadvisor is less than the required 80%, Tripadvisor does not consolidate with TripCo for federal income tax purposes.

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

Tripadvisor is undergoing an audit by the IRS for the 2014-2016, and 2018 tax years. Various states are currently examining Tripadvisor’s prior years’ state income tax returns. Tripadvisor is no longer subject to tax examinations by tax authorities for years prior to 2009. As of December 31, 2022, no material assessments have resulted, except as noted below.

In January 2017 and April 2019, as part of the IRS audit of Expedia, Tripadvisor received Notices of Proposed Adjustment from the IRS for the 2009, 2010, and 2011 tax years. Subsequently, in August 2020, it received Notices of Proposed Adjustment from the IRS for the 2014, 2015, and 2016 tax years. The statute of limitation of assessment for all years subject to the Notices of Proposed Adjustment outlined above remain open. These proposed adjustments are related to certain transfer pricing arrangements with Tripadvisor’s foreign subsidiaries and would result in an increase to

LIBERTY TRIPADVISOR HOLDINGS, INC.

Notes to Consolidated Financial Statements (Continued)

December 31, 2022, 2021 and 2020

Tripadvisor’s worldwide income tax expense, for the open tax years, in an estimated range of $85 million to $95 million at the close of the audit if the IRS prevails, which includes $20 million to $30 million related to the 2009 through 2011 pre Spin-Off tax years. The estimated ranges take into consideration competent authority relief and transition tax regulations and is exclusive of deferred tax consequences and interest expense, which would be significant. Tripadvisor disagrees with the proposed adjustments, and intends to defend its position through applicable administrative and, if necessary, judicial remedies. Tripadvisor’s policy is to review and update tax reserves as facts and circumstances change. Based on Tripadvisor’s interpretation of the regulations and available case law, it believes the position it has taken with regard to transfer pricing with its foreign subsidiaries is sustainable. In addition to the risk of additional tax for the open years outlined above, if the IRS were to seek transfer pricing adjustments of a similar nature for transactions in subsequent years, Tripadvisor would be subject to significant additional tax liabilities. Tripadvisor has previously requested competent authority assistance under the Mutual Agreement Procedure (“MAP”) for open tax years 2009 through 2011 and 2014 through 2016. Tripadvisor evaluated its transfer pricing reserves as of December 31, 2022, based on the facts and circumstances that existed as of the reporting date and consider them to be the best estimate as of December 31, 2022. In January 2023, Tripadvisor received a final notice regarding a MAP settlement for the 2009 through 2011 tax years, which Tripadvisor accepted in February 2023. In the first quarter of 2023, Tripadvisor will record additional income tax expense as a discrete item, inclusive of interest in an estimated range of $25 million to $35 million, specifically related to this settlement. This MAP settlement supersedes the Notices of Proposed Adjustment for 2009 through 2011 from the IRS, described above. Tripadvisor will review the impact of the acceptance of this settlement position to its transfer pricing income tax reserves for the subsequent tax years during the first quarter of 2023. Based on this new information received subsequent to year end, adjustments may occur, which could be material.

In January 2021, Tripadvisor received an issue closure notice relating to adjustments for 2012 through 2016 tax years from HM Revenue & Customs (“HMRC”) in the U.K. These proposed adjustments are related to certain transfer pricing arrangements with Tripadvisor’s foreign subsidiaries and would result in an increase to its worldwide income tax expense in an estimated range of $25 million to $35 million, exclusive of interest expense, at the close of the audit if HMRC prevails. Tripadvisor disagrees with the proposed adjustments and intends to defend its position through applicable administrative and, if necessary, judicial remedies. Tripadvisor’s policy is to review and update tax reserves as facts and circumstances change. Based on its interpretation of the regulations and available case law, Tripadvisor believes the position it has taken with regard to transfer pricing with its foreign subsidiaries is sustainable.

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

On March 22, 2021, TripCo and Certares entered into a stock repurchase agreement (the “Repurchase Agreement”). Pursuant to the Repurchase Agreement, on March 29, 2021, TripCo repurchased 126,921 shares of Series A Preferred Stock, and on April 6, 2021, TripCo repurchased an additional 10,665 shares of Series A Preferred Stock from Certares. The aggregate consideration for the Series A Preferred Stock consisted of a combination of (i) approximately $281 million in cash from a portion of the net proceeds of the Debentures (as discussed in note 5), $252 million of which was paid on March 29, 2021 and $29 million of which was paid on April 6, 2021, and (ii) approximately $92 million aggregate value of TRIP common stock, owned by TripCo, consisting of 1,713,859 shares (a non-cash transaction).  The price per share of Series A Preferred Stock was determined by multiplying (a) $1,000 by (b) an accretion factor with respect to the TRIP common stock (determined based on the Accretion Factor formula set forth in the Certificate of Designations of the Series A Preferred Stock as modified to use the closing price of a share of TRIP common stock on the date of the

LIBERTY TRIPADVISOR HOLDINGS, INC.

Notes to Consolidated Financial Statements (Continued)

December 31, 2022, 2021 and 2020

pricing of the Debentures instead of using the Reference Stock VWAP (as defined in the Certificate of Designations of the Series A Preferred Stock (the “Certificate of Designations”))).  Following both closings under the Repurchase Agreement, TripCo repurchased a total of 137,586 shares of Series A Preferred Stock from Certares, representing 42% of the Series A Preferred Stock originally held by Certares, for an aggregate value of approximately $373 million.

There were 187,414 shares of Series A Preferred Stock authorized, issued and outstanding at December 31, 2022 and December 31, 2021.

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

LIBERTY TRIPADVISOR HOLDINGS, INC.

Notes to Consolidated Financial Statements (Continued)

December 31, 2022, 2021 and 2020

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

Recognition

Prior to the partial redemption, as the Series A Preferred Stock was redeemable and the redemption triggers were outside of TripCo’s control, the Company was required to classify the shares outside of permanent equity.  The Company calculated the carrying value of the Series A Preferred Stock pursuant to the Redemption Price calculation, and any changes in the carrying value of the Series A Preferred Stock were recorded directly to retained earnings. Immediately prior to the partial redemption, the Company recognized a $410 million decrease to retained earnings related to the value of the Series A Preferred Stock. As a result of the Repurchase Agreement, the Series A Preferred Stock may no longer be settled in shares of TripCo or TRIP common stock and the Purchaser no longer has the ability to participate on the TripCo board purely through ownership of Series A Preferred Stock. Following an evaluation of the accounting impact of these changes, we concluded the Series A Preferred Stock is a debt host with an equity-indexed derivative that is required to be bifurcated. Accordingly, the Series A Preferred Stock was required to be measured at fair value, through retained earnings, in connection with the reclassification from temporary equity to a liability.  The fair value of the Series A Preferred Stock was estimated to be $40 million lower than its redemption value and such amount was recorded as an increase to retained earnings during the year ended December 31, 2021. The debt host component is included in the preferred stock liability on the consolidated balance sheet and will be accreted through interest expense to the amount to be paid upon settlement. As of December 31, 2022, the estimated fair value of the debt host component was $196 million, based on the present value of the liquidation price on the redemption date (Level 2). The Preferred Stock Derivative is included in financial instrument liabilities at fair value in the consolidated balance sheet.

LIBERTY TRIPADVISOR HOLDINGS, INC.

Notes to Consolidated Financial Statements (Continued)

December 31, 2022, 2021 and 2020

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

Subsidiary Purchases of Common Stock

During the year ended December 31, 2020 Tripadvisor repurchased 4,707,450 shares of its outstanding common stock for $115 million in the aggregate. There were no repurchases during 2022 and 2021. As of December 31, 2022, Tripadvisor had approximately $75 million remaining available to repurchase shares of its common stock under its share repurchase program, which does not have an expiration date but may be suspended or terminated by Tripadvisor’s Board of Directors at any time. The terms of the Credit Agreement currently limit Tripadvisor from engaging in share repurchases during the Leverage Covenant Holiday and the terms of its Indenture impose certain limitations and restrictions on share repurchases. Refer to note 5 for further information about the Credit Agreement and the Indenture.

Subsidiary Dividends

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

(10) Stock-Based Compensation

TripCo – Incentive Plans

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

LIBERTY TRIPADVISOR HOLDINGS, INC.

Notes to Consolidated Financial Statements (Continued)

December 31, 2022, 2021 and 2020

TripCo – Grants

During the year ended December 31, 2020, TripCo granted 573 thousand options to purchase shares of Series B TripCo common stock to our CEO. Such options had a GDFV of $2.41 per share at the time they were granted and vested immediately upon grant.  During the years ended December 31, 2022, 2021 and 2020, TripCo granted 367 thousand, 154 thousand and 242 thousand performance-based RSUs, respectively, of Series B TripCo common stock to our CEO. The performance-based RSUs had a GDFV of $2.04, $7.07 and $3.08 per share, respectively, at the time they were granted. The performance-based RSUs cliff vest one year from the month of grant, subject to the satisfaction of certain performance objectives. Performance objectives, which are subjective, are considered in determining the timing and amount of the compensation expense recognized. When the satisfaction of the performance objectives becomes probable, the Company records compensation expense. The probability of satisfying the performance objectives is assessed at the end of each reporting period.

During the year ended December 31, 2020, TripCo granted 30 thousand time-based RSUs of Series B TripCo common stock to our CEO which had a GDFV of $4.76 per share and cliff vested on December 10, 2020.  This RSU grant was issued in lieu of our CEO receiving 50% of his remaining base salary for the last three quarters of calendar year 2020, and he waived his right to receive the other 50%, in each case, in light of the ongoing financial impact of COVID-19.  In addition, during the year ended December 31, 2020, TripCo granted 1 million time-based RSUs of Series B TripCo common stock to our CEO. These time-based RSUs had a GDFV of $4.53 per share at the time they were granted.  These time-based RSUs cliff vest on December 7, 2024 and represent an upfront grant related to the CEO’s employment agreement.  See discussion in note 1 regarding the compensation agreement with TripCo’s CEO.

During the years ended December 31, 2021 and 2020, TripCo granted to its employees 47 thousand and 499 thousand options, respectively, to purchase shares of Series A TripCo common stock.  Such options had a weighted average GDFV of $3.25 per share and $2.58 per share, respectively, and vest between two and four years. During the year ended December 31, 2021, TripCo granted 8 thousand time-based RSUs of Series A TripCo common stock to its employees which had a weighted average GDFV of $6.73 per share and vest 50% in each of March 2023 and March 2024.  During the years ended December 31, 2022, 2021 and 2020, TripCo granted 177 thousand, 72 thousand and 96 thousand performance-based RSUs, respectively, of Series A TripCo common stock to its employees. The performance-based RSUs had a weighted average GDFV of $1.94, $6.73 and $1.38 per share, respectively, at the time they were granted. The performance-based RSUs generally cliff vest one year from the month of grant, subject to the satisfaction of certain performance objectives.

During the years ended December 31, 2021 and 2020, TripCo granted 26 thousand and 148 thousand options, respectively, to purchase shares of Series A TripCo common stock to its non-employee directors.  Such options had a weighted average GDFV of $2.90 per share and $2.76 per share, respectively, and generally cliff vest over a one year vesting period.  Also during the years ended December 31, 2022, 2021 and 2020, TripCo granted 293 thousand, 154 thousand and 196 thousand time-based RSUs, respectively, of Series A TripCo common stock to its non-employee directors which had a weighted average GDFV of $0.70, $2.53 and $3.92 per share, respectively, and generally cliff vest over a one year vesting period.

The Company has calculated the GDFV for all of its equity classified awards and any subsequent re-measurement of its liability classified awards using the Black-Scholes-Merton Model.  The Company estimates the expected term of the Awards based on historical exercise and forfeiture data.  For grants made in 2021 and 2020, the range of expected terms was 4.8 years to 5.0 years.  The volatility used in the calculation for Awards is based on the historical volatility of TripCo common stock.  There were no options granted in 2022. For grants made in 2021 and 2020, the range of volatilities was 74.0% to 86.8%.  The Company uses a zero dividend rate and the risk-free rate for Treasury Bonds with a term similar to that of the subject options.

LIBERTY TRIPADVISOR HOLDINGS, INC.

Notes to Consolidated Financial Statements (Continued)

December 31, 2022, 2021 and 2020

TripCo – Outstanding Awards

The following table presents the number and weighted average exercise price (“WAEP”) of options to purchase Series A TripCo common stock granted to certain officers, employees and directors of the Company, as well as the weighted average remaining life and aggregate intrinsic value of the options.

			Weighted
			average
			remaining	Aggregate
			contractual	intrinsic
	Series A	WAEP	life	value
	in thousands		in years	in millions
Outstanding at January 1, 2022	1,129	$7.20
Granted	—	$—
Exercised	—	$—
Forfeited/Cancelled	(27)	$28.62
Outstanding at December 31, 2022	1,102	$6.65	4.2	$—
Exercisable at December 31, 2022	717	$7.84	3.8	$—

As of December 31, 2022, there were 2.4 million Series B TripCo options outstanding. There were no exercises, forfeitures or cancellations of Series B TripCo common stock during the year ended December 31, 2022.

As of December 31, 2022, the total unrecognized compensation cost related to unvested equity Awards was $3.5 million. Such amount will be recognized in the Company’s statements of operations over a weighted average period of approximately one year.

As of December 31, 2022, TripCo reserved 3.5 million shares of Series A and Series B TripCo common stock for issuance under exercise privileges of outstanding stock options.

TripCo – Exercises

No TripCo options were exercised in 2022, 2021 or 2020.

TripCo – Restricted Stock and Restricted Stock Units

The aggregate fair value of all restricted stock and restricted stock units of TripCo common stock that vested during the years ended December 31, 2022, 2021 and 2020 was $537 thousand, $2.8 million and $554 thousand, respectively.

As of December 31, 2022, TripCo had approximately 2.2 million unvested restricted stock and RSUs of Series A and Series B TripCo common stock held by certain directors, officers and employees of the Company with a weighted average GDFV of $3.80 per share.

Tripadvisor – Equity Grant Awards

On June 21, 2018, Tripadvisor’s stockholders approved the 2018 Stock and Annual Incentive Plan (the “2018 Plan”) primarily for the purpose of providing sufficient reserves of shares of Tripadvisor’s common stock to ensure its ability to continue to provide new hires, employees and management with equity incentives. The number of shares reserved

LIBERTY TRIPADVISOR HOLDINGS, INC.

Notes to Consolidated Financial Statements (Continued)

December 31, 2022, 2021 and 2020

and available for issuance under the 2018 Plan is 6,000,000 plus the number of shares available for issuance (and not subject to outstanding awards) under the Amended and Restated 2011 Stock and Annual Incentive Plan (the “2011 Plan”), as of the effective date of the 2018 Plan and no additional awards will be granted under the 2011 Plan.  The 2018 Plan provides for the grant of stock options, stock appreciation rights, restricted stock, RSUs, and other stock-based awards to Tripadvisor’s directors, officers, employees and consultants. On June 8, 2021, Tripadvisor stockholders approved an amendment to the 2018 Plan to, among other things, increase the aggregate number of shares reserved and available for issuance under the 2018 Plan by 10,000,000 shares. The purpose of this amendment was to provide sufficient reserves of shares of TRIP to ensure its ability to continue to provide new hires, employees and management with equity incentives.

Grants were valued using a volatility of 51.6% and the applicable risk free rate for an expected term of 5.4 years for the year ended December 31, 2022, volatility of 49.6% and the applicable risk free rate for an expected term of 5.5 years for the year ended December 31, 2021 and a volatility of 43.4% and the applicable risk free rate for an expected term of 5.3 years for the year ended December 31, 2020.

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

The following table presents the number, WAEP and aggregate intrinsic value of stock options to purchase shares of TRIP granted under their 2011 Plan and 2018 Plan:

			Weighted
			Average
			Remaining	Aggregate
	Number of		Contractual	Intrinsic
	Options	WAEP	Life	Value
	in thousands		in years	in millions
Outstanding at January 1, 2022	5,671	$47.03
Granted	841	$20.00
Exercised	(13)	$24.94
Cancelled or expired	(1,037)	$44.06
Outstanding at December 31, 2022	5,462	$43.48	5.1	$—
Exercisable at December 31, 2022	3,931	$49.19	3.6	$—
Vested and expected to vest after December 31, 2022	5,316	$43.93	5.0	$—

The weighted average GDFV of service based stock options under their 2011 Plan and 2018 Plan was $9.93 for the year ended December 31, 2022. These stock options generally have a term of ten years from the date of grant and typically vest equally over a four year requisite service period. As of December 31, 2022, the total number of shares reserved for future stock-based awards under the 2018 Plan was approximately 11 million shares. Tripadvisor related stock-based compensation for the year ended December 31, 2022 was approximately $88 million. As of December 31,

LIBERTY TRIPADVISOR HOLDINGS, INC.

Notes to Consolidated Financial Statements (Continued)

December 31, 2022, 2021 and 2020

2022, the total unrecognized compensation cost related to unvested Tripadvisor stock options was approximately $14 million and will be recognized over a weighted average period of approximately 2.8 years.

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

Restricted Stock Units and Market-based Restricted Stock Units

RSUs are stock awards that are granted to employees entitling the holder to shares of TRIP as the award vests. RSUs are measured at fair value based on the quoted price of TRIP at the date of grant. The fair value of RSUs is amortized as stock-based compensation expense over the vesting term on a straight-line basis, with the amount of compensation expense recognized at any date at least equaling the portion of the GDFV of the award that is vested at that date.

Tripadvisor issues market-based performance restricted stock units (“MSUs”), which vest upon achievement of specified levels of market conditions. The fair value of the MSUs is estimated at the date of grant using a Monte-Carlo simulation model. The probabilities of the actual number of market-based performance units expected to vest and resultant actual number of shares of TRIP expected to be awarded are reflected in the grant date fair values; therefore, the compensation expense for these awards will be recognized assuming the requisite service period is rendered and are not adjusted based on the actual number of awards that ultimately vest.

During the year ended December 31, 2022, Tripadvisor granted approximately 8 million units, vested and released approximately 3 million units, and had cancellations of approximately 1 million units, which included primarily service-based RSUs and market-based MSUs under the 2018 Plan. The RSUs’ fair value was measured based on the quoted price of shares of TRIP at the date of grant. The weighted average GDFV for RSUs and MSUs granted, vested and released, and cancelled during 2022 was $24.23 per share, $35.60 per share, and $32.52 per share, respectively. As of December 31, 2022, the total unrecognized compensation cost related to 9 million unvested Tripadvisor RSUs and MSUs outstanding was approximately $197 million which will be recognized over the remaining vesting term of approximately 2.8 years.

(11) Employee Benefit Plans

Tripadvisor sponsors a 401(k) plan and makes matching contributions to the plans based on a percentage of the amount contributed by employees. Employer cash contributions related to Tripadvisor were $11 million, $10 million and $11 million for the years ended December 31, 2022, 2021 and 2020, respectively.

(12) Commitments and Contingencies

Off-Balance Sheet Arrangements

TripCo did not have any other significant off-balance sheet arrangements that have, or are reasonably likely to have, a current or future effect on the Company’s financial condition, results of operations, liquidity, capital expenditures or capital resources.

LIBERTY TRIPADVISOR HOLDINGS, INC.

Notes to Consolidated Financial Statements (Continued)

December 31, 2022, 2021 and 2020

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

(13) Segment Information

TripCo, through its ownership interests in Tripadvisor, is primarily engaged in the online commerce industries. TripCo identifies its reportable segments based on how our chief operating decision maker, or CODM, manages our business, regularly accesses information, and evaluates performance for operating decision-making purposes, including allocation of resources.

In the second quarter of 2022, as part of a continuous review of our business we realigned the reportable segment information which our CODM regularly assesses to evaluate performance for operating decision-making purposes, including evaluation and allocation of resources. The revised segment reporting structure includes the following reportable segments: (1) Tripadvisor Core; (2) Viator; and (3) TheFork.

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

All prior period segment disclosure information has been reclassified to conform to the current reporting structure in this Form 10-K. These reclassifications had no effect on the consolidated financial statements in any period.

The segment disclosure includes intersegment revenue, which consist of affiliate marketing fees for services provided by the Tripadvisor Core segment to both the Viator and TheFork segments. These intersegment transactions are recorded by each segment at amounts that approximate fair value as if the transactions were between third parties, and therefore, impact segment performance. However, the revenue and corresponding expense are eliminated in consolidation. The elimination of such intersegment transactions is included within Corporate and eliminations in the tables below.

Performance Measures

For segment reporting purposes, TripCo defines Adjusted OIBDA as revenue less operating expenses, and selling, general and administrative expenses (excluding stock-based compensation), adjusted for specifically identified non-recurring transactions. TripCo believes this measure is an important indicator of the operational strength and performance

LIBERTY TRIPADVISOR HOLDINGS, INC.

Notes to Consolidated Financial Statements (Continued)

December 31, 2022, 2021 and 2020

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

Revenue and Adjusted OIBDA are summarized as follows:

	Years ended December 31,
	2022		2021		2020
		Adjusted		Adjusted		Adjusted
	Revenue	OIBDA	Revenue	OIBDA	Revenue	OIBDA

	amounts in millions
Tripadvisor Core	$966	345	665	177	483	64
Viator	493	(11)	184	(31)	55	(72)
TheFork	126	(39)	85	(46)	86	(43)
Corporate and eliminations	(93)	(8)	(32)	(10)	(20)	(10)
Consolidated TripCo	$1,492	287	902	90	604	(61)

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

	December 31,
	2022	2021	2020

	amounts in millions
United States	$905	526	302
United Kingdom	402	259	169
Other countries	185	117	133
Consolidated TripCo	$1,492	902	604

LIBERTY TRIPADVISOR HOLDINGS, INC.

Notes to Consolidated Financial Statements (Continued)

December 31, 2022, 2021 and 2020

Long-lived Assets by Geographic Area

	December 31,
	2022	2021

	amounts in millions
United States	$94	108
Other countries	9	10
Consolidated TripCo	$103	118

The following table provides a reconciliation of Adjusted OIBDA to operating income and earnings (loss) before income taxes:

	Years ended December 31,
	2022	2021	2020

	amounts in millions
Adjusted OIBDA	$287	90	(61)
Stock-based compensation	(93)	(125)	(112)
Depreciation and amortization	(97)	(150)	(168)
Impairment of goodwill and intangible assets	—	—	(550)
Restructuring and related reorganization costs	—	—	(41)
Non-recurring expenses (1)	(8)	—	—
Legal reserves and settlements	(1)	—	—
Operating income (loss)	88	(185)	(932)
Interest expense	(65)	(60)	(41)
Dividend and interest income	16	1	3
Realized and unrealized gains (losses) on financial instruments, net	62	251	(19)
Other, net	(8)	(12)	(25)
Earnings (loss) before income taxes	$93	(5)	(1,014)

(1)Tripadvisor incurred a loss of approximately $8 million during the fourth quarter of 2022, as the result of external fraud, which was recorded to selling, general and administrative, including stock-based compensation on the consolidated statement of operations during the year ended December 31, 2022. Tripadvisor considers such costs to be non-recurring in nature. To the extent Tripadvisor recovers any losses in future periods related to this incident, Tripadvisor plans to reduce Adjusted OIBDA by the recovery amount in those periods.

PART III

The following required information is incorporated by reference to our definitive proxy statement for our 2023 Annual Meeting of Stockholders presently scheduled to be held in the second quarter of 2023:

Item 10.	Directors, Executive Officers and Corporate Governance
Item 11.	Executive Compensation
Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
Item 13.	Certain Relationships and Related Transactions, and Director Independence
Item 14.	Principal Accountant Fees and Services

We expect to file our definitive proxy statement for our 2023 Annual Meeting of Shareholders with the Securities and Exchange Commission on or before May 1, 2023.

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

LIBERTY TRIPADVISOR HOLDINGS, INC.

Date: February 17, 2023	By:	/s/ GREGORY B. MAFFEI
Gregory B. Maffei Chairman, President and Chief Executive Officer

Date: February 17, 2023	By:	/s/ BRIAN J. WENDLING
Brian J. Wendling Senior Vice President and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

Signature	Title	Date

/s/Gregory B. Maffei	Chairman of the Board, President and	February 17, 2023
Gregory B. Maffei	Chief Executive Officer

/s/Brian J. Wendling	Senior Vice President and Chief Financial Officer	February 17, 2023
Brian J. Wendling	(Principal Financial Officer and Principal Accounting Officer)

/s/ Christy Haubegger	Director	February 17, 2023
Christy Haubegger

/s/Michael J. Malone	Director	February 17, 2023
Michael J. Malone

/s/Chris Mueller	Director	February 17, 2023
Chris Mueller

/s/Larry E. Romrell	Director	February 17, 2023
Larry E. Romrell

/s/Albert E. Rosenthaler	Director	February 17, 2023
Albert E. Rosenthaler

/s/J. David Wargo	Director	February 17, 2023
J. David Wargo