Form 10-Q
period 2023-03-31
Liberty TripAdvisor Holdings, Inc.
filed 2023-05-03
CIK 1606745

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2023

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

Indicate by check mark whether the registrant is a shell company as defined in Rule 12b-2 of the Exchange Act. Yes ☐  No ☒

The number of outstanding shares of Liberty TripAdvisor Holdings, Inc. common stock as of April 30, 2023 was:

	Series A	Series B
Liberty TripAdvisor Holdings, Inc. common stock	72,821,919	3,737,475

Part I – Financial Information

LIBERTY TRIPADVISOR HOLDINGS, INC.

Condensed Consolidated Balance Sheets

(unaudited)

	March 31,	December 31,
	2023	2022

	amounts in millions
Assets
Current assets:
Cash and cash equivalents	$1,163	1,053
Accounts receivable and contract assets, net of allowance for credit losses of $24 million and $28 million, respectively	210	205
Income taxes receivable	48	1
Other current assets	49	44
Total current assets	1,470	1,303
Property and equipment, net	99	103
Intangible assets not subject to amortization:
Goodwill	2,202	2,200
Trademarks	728	726
	2,930	2,926
Intangible assets subject to amortization, net	114	112
Other assets, at cost, net of accumulated amortization	143	194
Total assets	$4,756	4,638

(continued)

See accompanying notes to condensed consolidated financial statements.

LIBERTY TRIPADVISOR HOLDINGS, INC.

Condensed Consolidated Balance Sheets (Continued)

(unaudited)

	March 31,	December 31,
	2023	2022

	amounts in millions
Liabilities and Equity
Current liabilities:
Deferred merchant and other payables	$345	242
Deferred revenue	81	44
Accrued liabilities and other current liabilities	338	248
Total current liabilities	764	534
Long-term debt, including $258 million and $237 million measured at fair value as of March 31, 2023 and December 31, 2022, respectively (note 5)	1,146	1,125
Deferred income tax liabilities	125	120
Financial instrument liabilities (note 4)	25	30
Series A Preferred Stock liability (note 6)	235	230
Other liabilities	275	337
Total liabilities	2,570	2,376
Equity:
Series A common stock, $.01 par value. Authorized 200,000,000 shares; issued and outstanding 72,821,919 shares at March 31, 2023 and 72,641,163 at December 31, 2022	1	1
Series B common stock, $.01 par value. Authorized shares 7,500,000; issued and outstanding 3,737,475 shares at March 31, 2023 and 3,370,368 at December 31, 2022	—	—
Series C common stock, $.01 par value. Authorized 200,000,000 shares; no shares issued.	—	—
Additional paid-in capital	281	287
Accumulated other comprehensive earnings (loss), net of taxes	—	9
Retained earnings (deficit)	(470)	(439)
Total stockholders' equity	(188)	(142)
Noncontrolling interests in equity of subsidiaries	2,374	2,404
Total equity	2,186	2,262
Commitments and contingencies (note 8)
Total liabilities and equity	$4,756	4,638

See accompanying notes to condensed consolidated financial statements.

LIBERTY TRIPADVISOR HOLDINGS, INC.

Condensed Consolidated Statements of Operations

(unaudited)

	Three months ended
	March 31,
	2023	2022

	amounts in millions, except
	per share amounts
Total revenue, net	$371	262
Operating costs and expenses:
Operating expense, including stock-based compensation (note 2)	97	76
Selling, general and administrative, including stock-based compensation (note 2)	270	183
Depreciation and amortization	21	25
	388	284
Operating income (loss)	(17)	(22)
Other income (expense):
Interest expense	(16)	(17)
Dividend and interest income	11	—
Realized and unrealized gains (losses) on financial instruments, net	(8)	(12)
Other, net	(1)	(1)
	(14)	(30)
Earnings (loss) before income taxes	(31)	(52)
Income tax (expense) benefit	(57)	(1)
Net earnings (loss)	(88)	(53)
Less net earnings (loss) attributable to noncontrolling interests	(57)	(26)
Net earnings (loss) attributable to Liberty TripAdvisor Holdings, Inc. shareholders	$(31)	(27)

Basic net earnings (loss) attributable to Series A and Series B Liberty TripAdvisor Holdings, Inc. shareholders per common share (note 3):	$(0.41)	(0.36)
Diluted net earnings (loss) attributable to Series A and Series B Liberty TripAdvisor Holdings, Inc. shareholders per common share (note 3):	$(0.41)	(0.36)

See accompanying notes to condensed consolidated financial statements.

LIBERTY TRIPADVISOR HOLDINGS, INC.

Condensed Consolidated Statements of Comprehensive Earnings (Loss)

(unaudited)

	Three months ended
	March 31,
	2023	2022

	amounts in millions
Net earnings (loss)	$(88)	(53)
Other comprehensive earnings (loss), net of taxes:
Foreign currency translation adjustments	7	(5)
Credit risk on fair value debt instruments gains (loss)	(11)	4
Other comprehensive earnings (loss)	(4)	(1)
Comprehensive earnings (loss)	(92)	(54)
Less comprehensive earnings (loss) attributable to the noncontrolling interests	(52)	(30)
Comprehensive earnings (loss) attributable to Liberty TripAdvisor Holdings, Inc. shareholders	$(40)	(24)

See accompanying notes to condensed consolidated financial statements.

LIBERTY TRIPADVISOR HOLDINGS, INC.

Condensed Consolidated Statements of Cash Flows

(unaudited)

	Three months ended
	March 31,
	2023	2022

	amounts in millions
Cash flows from operating activities:
Net earnings (loss)	$(88)	(53)
Adjustments to reconcile net earnings (loss) to net cash provided by operating activities
Depreciation and amortization	21	25
Stock-based compensation	23	22
Realized and unrealized (gains) losses on financial instruments, net	8	12
Deferred income tax expense (benefit)	6	(1)
Other charges (credits), net	6	9
Changes in operating assets and liabilities
Current and other assets	(54)	(39)
Payables and other liabilities	212	110
Net cash provided (used) by operating activities	134	85
Cash flows from investing activities:
Capital expended for property and equipment, including capitalized website development	(16)	(14)
Net cash provided (used) by investing activities	(16)	(14)
Cash flows from financing activities:
Payment of withholding taxes on net share settlements of equity awards	(9)	(8)
Other financing activities, net	(2)	(2)
Net cash provided (used) by financing activities	(11)	(10)
Effect of foreign currency exchange rates on cash, cash equivalents and restricted cash	3	(4)
Net increase (decrease) in cash, cash equivalents and restricted cash	110	57
Cash, cash equivalents and restricted cash at beginning of period	1,053	760
Cash, cash equivalents and restricted cash at end of period	$1,163	817

See accompanying notes to condensed consolidated financial statements.

LIBERTY TRIPADVISOR HOLDINGS, INC.

Condensed Consolidated Statements of Equity

(unaudited)

	Stockholders' equity

					Accumulated		Noncontrolling
				Additional	other		interest in
	Common Stock			paid-in	comprehensive	Retained	equity of	Total
	Series A	Series B	Series C	capital	earnings (loss)	earnings (deficit)	subsidiaries	equity

	amounts in millions
Balance at January 1, 2023	$1	—	—	287	9	(439)	2,404	2,262
Net earnings (loss)	—	—	—	—	—	(31)	(57)	(88)
Other comprehensive earnings (loss)	—	—	—	—	(9)	—	5	(4)
Stock-based compensation	—	—	—	6	—	—	19	25
Withholding taxes on net share settlements of stock-based compensation	—	—	—	(9)	—	—	—	(9)
Shares issued by subsidiary	—	—	—	(3)	—	—	3	—
Balance at March 31, 2023	$1	—	—	281	—	(470)	2,374	2,186

	Stockholders' equity

					Accumulated		Noncontrolling
				Additional	other		interest in
	Common Stock			paid-in	comprehensive	Retained	equity of	Total
	Series A	Series B	Series C	capital	earnings (loss)	earnings (deficit)	subsidiaries	equity

	amounts in millions
Balance at January 1, 2022	$1	—	—	288	(21)	(469)	2,328	2,127
Net earnings (loss)	—	—	—	—	—	(27)	(26)	(53)
Other comprehensive earnings (loss)	—	—	—	—	3	—	(4)	(1)
Stock-based compensation	—	—	—	6	—	—	19	25
Withholding taxes on net share settlements of stock-based compensation	—	—	—	(8)	—	—	—	(8)
Shares issued by subsidiary	—	—	—	(2)	—	—	2	—
Balance at March 31, 2022	$1	—	—	284	(18)	(496)	2,319	2,090

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

The accompanying (a) condensed consolidated balance sheet as of December 31, 2022, which has been derived from audited financial statements, and (b) the interim unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X as promulgated by the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of the results for such periods have been included. Additionally, certain prior period amounts have been reclassified for comparability with the current period presentation, none of which were material to the presentation of the accompanying unaudited condensed consolidated financial statements. The results of operations for any interim period are not necessarily indicative of results for the full year. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes for the year ended December 31, 2022 as presented in the Company’s Annual Report on Form 10-K for the year ended December 31, 2022.

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

Tripadvisor and the Company were negatively impacted by the risks and uncertainties related to the COVID-19 pandemic. Tripadvisor believes the travel, leisure, hospitality, and restaurant industries, and Tripadvisor’s financial results, would be adversely and materially affected upon a resurgence of COVID-19 or the emergence of any new pandemic or other health crisis which could result in reinstated travel bans and/or other government restrictions and mandates, all of which would likely negatively impact consumer demand, sentiment and discretionary spending patterns.

Additionally, other health-related events, political instability, geopolitical conflicts, acts of terrorism, fluctuations in currency values, changes in global economic conditions, including the impact of a potential U.S. recession, and increased inflation are examples of other events that could have a negative impact on the travel industry, and, as a result, Tripadvisor’s financial results in the future.

Consumer travel expenditures have historically followed a seasonal pattern. Correspondingly, travel partner advertising investments, and therefore Tripadvisor’s revenue and operating profits, have also historically followed a seasonal pattern. Tripadvisor’s financial performance tends to be seasonally highest in the second and third quarters of a given year, which includes the seasonal peak in consumer demand, including traveler accommodation stays, and travel experiences taken, compared to the first and fourth quarters, which represent seasonal low points. In addition, during the first half of the year, experience bookings typically exceed the amount of completed experiences, resulting in higher cash flow related to working capital, while during the second half of the year, particularly in the third quarter, this pattern reverses and cash flows from these transactions are typically negative.

Other factors may also impact typical seasonal fluctuations, including further significant shifts in Tripadvisor’s business mix, adverse economic conditions, or health-related events.

On March 26, 2020, TripCo issued and sold 325,000 shares of TripCo’s newly-created 8% Series A Cumulative Redeemable Preferred Stock, par value $0.01 per share (the “Series A Preferred Stock”), for a purchase price of $1,000

LIBERTY TRIPADVISOR HOLDINGS, INC.

Notes to Condensed Consolidated Financial Statements

(unaudited)

per share. On March 29, 2021 and April 6, 2021, TripCo repurchased a portion of the Series A Preferred Stock. See further discussion about the Series A Preferred Stock in note 7.

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

Under these agreements, approximately $1 million was reimbursable to Liberty Media for both of the three months ended March 31, 2023 and 2022.

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

TripCo has calculated the GDFV for all of its equity classified options and any subsequent re-measurement of its liability classified options using the Black-Scholes-Merton model. TripCo estimates the expected term of the options based on historical exercise and forfeiture data. The volatility used in the calculation for options is based on the historical volatility of TripCo common stock. TripCo uses a zero dividend rate and the risk-free rate for Treasury Bonds with a term similar to that of the subject options.

LIBERTY TRIPADVISOR HOLDINGS, INC.

Notes to Condensed Consolidated Financial Statements

(unaudited)

Included in the accompanying condensed consolidated statements of operations are the following amounts of stock-based compensation, the majority of which relates to Tripadvisor as discussed below:

	Three months ended
	March 31,
	2023	2022

	amounts in millions
Operating expense	$10	9
Selling, general and administrative expense	13	13
	$23	22

Stock-based compensation expense related to Tripadvisor was $23 million and $22 million for the three months ended March 31, 2023 and 2022, respectively.

TripCo - Outstanding Awards

The following table presents the number and weighted average exercise price (“WAEP”) of options to purchase TripCo common stock granted to certain officers, employees and directors of the Company, as well as the weighted average remaining contractual life and aggregate intrinsic value of the options.

Weighted
average
			remaining	Aggregate
			contractual	intrinsic
	Series A	WAEP	life	value
	in thousands		in years	in millions
Outstanding at January 1, 2023	1,102	$6.65
Granted	—	$—
Exercised	—	$—
Forfeited/Cancelled	—	$—
Outstanding at March 31, 2023	1,102	$6.65	3.9	$—
Exercisable at March 31, 2023	754	$7.71	3.6	$—

As of March 31, 2023, there were 2.4 million Series B TripCo options outstanding and exercisable at a WAEP of $21.93 and a weighted average remaining contractual life of 2.5 years.  There were no grants, exercises, forfeitures or cancellations of Series B TripCo common stock during the three months ended March 31, 2023.

During the three months ended March 31, 2023, pursuant to an agreement among TripCo, Liberty Media Corporation and our CEO, TripCo granted 175 thousand performance-based RSUs of Series B TripCo common stock to our CEO and a cash award equal to $656,250 in satisfaction of the annual grant pursuant to which he was entitled under his employment agreement. The RSUs had a GDFV of $1.04 per share at the time they were granted.  The RSUs and the cash award cliff vest one year from the month of grant, subject to the satisfaction of certain performance objectives. Performance objectives, which are subjective, are considered in determining the timing and amount of the compensation expense recognized. When the satisfaction of the performance objectives becomes probable, the Company records compensation expense. The probability of satisfying the performance objectives is assessed at the end of each reporting period.

As of March 31, 2023, the total unrecognized compensation cost related to unvested Awards was approximately $2.9 million. Such amount will be recognized in the Company's condensed consolidated statements of operations over a weighted average period of approximately 1.4 years.

LIBERTY TRIPADVISOR HOLDINGS, INC.

Notes to Condensed Consolidated Financial Statements

(unaudited)

As of March 31, 2023, TripCo reserved 3.5 million shares of Series A and Series B common stock for issuance under exercise privileges of outstanding stock options.

Tripadvisor Equity Grant Awards

The following table presents the number and WAEP of the Awards to purchase Tripadvisor common stock (“TRIP common stock”) granted to certain officers, employees and directors of Tripadvisor.

			Weighted
			average
	Tripadvisor		remaining	Aggregate
	stock		contractual	intrinsic
	options	WAEP	life	value
	in thousands		in years	in millions
Outstanding at January 1, 2023	5,462	$43.48
Granted	100	$22.49
Cancelled or expired	(125)	$42.92
Outstanding at March 31, 2023	5,437	$43.11	4.8	$1
Exercisable at March 31, 2023	3,953	$49.19	3.2	$—
Vested and expected to vest after March 31, 2023	5,292	$43.54	4.7	$1

The weighted average GDFV of options granted was $11.16 per share for the three months ended March 31, 2023.

As of March 31, 2023, the total unrecognized compensation cost related to unvested Tripadvisor stock options was approximately $12 million and will be recognized over a weighted average period of approximately 2.9 years. The total intrinsic value of stock options exercised was not material for both of the three months ended March 31, 2023 and 2022.

Additionally, during the three months ended March 31, 2023, Tripadvisor granted approximately 7 million units, and vested and released approximately 2 million units, which included primarily service-based RSUs, as well as a limited number of performance-based RSUs (“PSUs”) and market-based restricted stock units (“MSUs”) under the 2018 Stock and Annual Incentive Plan. The RSUs’ fair value was measured based on the quoted price of TRIP common stock at the date of grant. The estimated GDFV per PSU was measured based on the quoted price of TRIP common stock at the date of the grant, calculated upon the establishment of performance targets and will be amortized on a straight-line basis over the requisite service period. Based upon actual attainment relative to the target financial metrics, employees have the ability to receive up to 200% of the target number originally granted, or to be issued none at all.  As the MSUs provide for vesting based upon Tripadvisor’s total shareholder return, or “TSR,” performance, the potential outcomes of future stock prices and TSR of Tripadvisor and the Nasdaq Composite Total Return Index, was used to calculate the GDFV of these awards. The weighted average GDFV for RSUs, PSUs and MSUs granted, vested and released, and cancelled during the three months ended March 31, 2023 was $21.79 per share and $32.17 per share, respectively. As of March 31, 2023, the total unrecognized compensation cost related to Tripadvisor RSUs, PSUs and MSUs was approximately $306 million and will be recognized over a weighted average period of approximately 3.2 years.

(3) Earnings (Loss) Per Common Share (EPS)

Basic earnings (loss) per common share (“EPS”) is computed by dividing net earnings (loss) attributable to common shareholders by the weighted average number of common shares outstanding (“WASO”) for the period. Diluted EPS presents the dilutive effect on a per share basis of potential common shares as if they had been converted at the beginning

LIBERTY TRIPADVISOR HOLDINGS, INC.

Notes to Condensed Consolidated Financial Statements

(unaudited)

of the periods presented. Excluded from EPS for both of the three months ended March 31, 2023 and 2022 are 3 million of potential common shares due to stock options because their inclusion would be antidilutive.

	Liberty TripAdvisor Holdings Common Stock
	Three months ended
	March 31,
	2023	2022

	number of shares in millions
Basic WASO	76	76
Potentially dilutive shares (1)	2	1
Diluted WASO	78	77

(1)	Potentially dilutive shares are excluded from the computation of diluted EPS during periods in which losses are reported since the result would be antidilutive.

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

The Company’s assets and liabilities measured at fair value are as follows:

	March 31, 2023			December 31, 2022
		Quoted prices	Significant		Quoted prices	Significant
		in active	other		in active	other
		markets for	observable		markets for	observable
		identical assets	inputs		identical assets	inputs
Description	Total	(Level 1)	(Level 2)	Total	(Level 1)	(Level 2)

	amounts in millions
Cash equivalents	$532	332	200	232	32	200
TripCo Exchangeable Senior Debentures due 2051	$258	—	258	237	—	237
Financial instrument liabilities, net	$16	—	16	18	—	18

As of March 31, 2023, Tripadvisor had $200 million of term deposits with maturities of 90 days or less in major global financial institutions. Tripadvisor generally classifies cash equivalents and marketable securities, if any, within Level 1 and Level 2 as it values these financial instruments using quoted market prices (Level 1) or alternative pricing sources (Level 2). Fair values for Level 2 investments are considered Level 2 valuations because they are obtained from independent pricing sources for identical or comparable instruments, rather than direct observations of quoted prices in active markets.

The fair value of TripCo’s 0.50% Exchangeable Senior Debentures due 2051 (the “Debentures”) is based on quoted market prices but the Debentures are not considered to be traded on “active markets.” Accordingly, they are reported in the foregoing table as Level 2 fair value.

LIBERTY TRIPADVISOR HOLDINGS, INC.

Notes to Condensed Consolidated Financial Statements

(unaudited)

On August 10, 2022, TripSPV, a wholly owned subsidiary of the Company, amended its variable prepaid forward contract (the “VPF”) with a financial institution with respect to 2.4 million shares of TRIP common stock held by the Company. Pursuant to the amendment, the VPF has a forward floor price of $23.64 per share and a forward cap price of $29.24 per share. The fair value of the VPF (Level 2) was $9 million as of March 31, 2023 and is included in other assets, at cost, net of accumulated amortization in the condensed consolidated balance sheet.

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

Other Financial Instruments

Other financial instruments not measured at fair value on a recurring basis include trade receivables, trade payables, accrued and other current liabilities, and long-term debt (excluding the Debentures). With the exception of debt, the carrying amount approximates fair value due to the short maturity of these instruments as reported on our condensed consolidated balance sheets. See note 5 for a description of the fair value of the Company’s fixed rate debt. See note 6 for a description of the fair value of the debt host component of the Company’s Preferred Stock Derivative.

Realized and Unrealized Gains (Losses) on Financial Instruments

Realized and unrealized gains (losses) on financial instruments are comprised of changes in the fair value of the following:

	Three months ended
	March 31,
	2023	2022

	amounts in millions
TripCo Exchangeable Senior Debentures due 2051	$(10)	(8)
Financial instrument liabilities, net	2	(4)
	$(8)	(12)

The Company has elected to account for the Debentures using the fair value option. Changes in the fair value of the Debentures and financial instrument assets and liabilities recognized in the condensed consolidated statement of operations are primarily due to market factors primarily driven by changes in the fair value of the underlying shares of the financial instruments. The Company isolates the portion of the unrealized gain (loss) attributable to the change in the instrument specific credit risk and recognizes such amount in other comprehensive earnings (loss).  The change in the fair value of the Debentures attributable to changes in the instrument specific credit risk was a loss of $11 million and a gain of $4 million for the three months ended March 31, 2023 and 2022, respectively.  The cumulative change was a gain of $32 million as of March 31, 2023.

LIBERTY TRIPADVISOR HOLDINGS, INC.

Notes to Condensed Consolidated Financial Statements

(unaudited)

(5) Debt

Outstanding debt at March 31, 2023 and December 31, 2022 is summarized as follows:

	March 31,	December 31,
	2023	2022

	amounts in millions
TripCo Exchangeable Senior Debentures due 2051	$258	237
TripCo variable prepaid forward	51	51
Tripadvisor Credit Facility	—	—
Tripadvisor Senior Notes due 2025	500	500
Tripadvisor Convertible Senior Notes due 2026	345	345
Deferred financing costs	(8)	(8)
Total consolidated TripCo debt	1,146	1,125
Debt classified as current	—	—
Total long-term debt	$1,146	1,125

TripCo Exchangeable Senior Debentures due 2051

On March 25, 2021, TripCo issued $300 million aggregate original principal amount of the Debentures.  Pursuant to the terms of the offering, on March 31, 2021, the initial purchasers notified the Company of their intention to exercise the option to purchase $30 million aggregate original principal amount of additional Debentures. The additional Debentures were issued on April 5, 2021. Upon an exchange of Debentures, TripCo, at its option, may deliver shares of TRIP common stock or the value thereof in cash or a combination of shares of TRIP common stock and cash. Initially, 14.3299 shares of TRIP common stock are attributable to each $1,000 original principal amount of Debentures, representing an initial exchange price of approximately $69.78 for each share of TRIP common stock. A total of approximately 4.7 million shares of TRIP common stock are attributable to the Debentures. Interest is payable quarterly on March 31, June 30, September 30 and December 31 of each year, commencing June 30, 2021. The Debentures may be redeemed by TripCo, in whole or in part, on or after March 27, 2025. Holders of Debentures also have the right to require TripCo to purchase their Debentures on March 27, 2025. The redemption and purchase price will generally equal 100% of the adjusted principal amount of the Debentures plus accrued and unpaid interest to the redemption date, plus any final period distribution. As of March 31, 2023, a holder of the Debentures does not have the ability to exchange and, accordingly, the Debentures are classified as long-term debt in the condensed consolidated balance sheet.

TripCo used a portion of the net proceeds from the sale of the Debentures to fund the cash portion of the purchase price for the repurchase of a portion of the Series A Preferred Stock (see note 6 below).

TripCo Variable Prepaid Forward

The VPF amendment executed in August 2022, as described in note 4, was accounted for as a modification for the debt component of the VPF. The VPF matures in November 2025. At maturity, the accreted loan amount due will be approximately $57 million.  As of March 31, 2023, 2.4 million shares of TRIP common stock, with a value of approximately $48 million, were pledged as collateral pursuant to the VPF contract.

Tripadvisor Credit Facility

Tripadvisor is party to a credit agreement with a group of lenders, initially entered into in June 2015 (as amended, the “Credit Agreement”), which, among other things, provides for a $500 million secured revolving credit facility (the “Credit Facility”) with a maturity date of May 12, 2024. As of March 31, 2023 and December 31, 2022, Tripadvisor had no outstanding borrowings under the Credit Facility and had issued $4 million of undrawn standby letters of credit under the Credit Facility.

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

Tripadvisor amended the Credit Facility during 2020 to, among other things, suspend the leverage ratio covenant for quarterly testing of compliance beginning in the second quarter of 2020, replacing it with a minimum liquidity covenant through June 30, 2021 (requiring Tripadvisor to maintain $150 million of unrestricted cash, cash equivalents and short-term investments less deferred merchant payables plus available revolver capacity), until the earlier of (a) the first day after June 30, 2021 through maturity on which borrowings and other revolving credit utilizations under the revolving commitments exceed $200 million, and (b) the election of Tripadvisor, at which time the leverage ratio covenant will be reinstated (the “Leverage Covenant Holiday”).

Tripadvisor remained in the Leverage Covenant Holiday as of March 31, 2023. Based on Tripadvisor’s existing leverage ratio, any outstanding or future borrowings under the Credit Facility generally bear interest, at Tripadvisor’s option, at a rate per annum equal to either (i) the Eurocurrency Borrowing rate, or the adjusted London Inter-Bank Offered Rate (“LIBOR rate”) for the interest period in effect for such borrowing; plus an applicable margin ranging from 1.25% to 2.00% with a LIBOR rate floor of 1.00% per annum; or (ii) the Alternate Base Rate (“ABR”) Borrowing, which is the greatest of (a) the Prime Rate in effect on such day, (b) the New York Fed Bank Rate in effect on such day plus 1/2 of 1.00% per annum, and (c) the Adjusted LIBOR Rate (or LIBOR rate multiplied by the Statutory Reserve Rate) for an interest period of one month plus 1.00%; in addition to an applicable margin ranging from 0.25% to 1.00%. In addition, based on Tripadvisor’s existing leverage ratio, it is required to pay a quarterly commitment fee, at an applicable rate ranging from 0.15% to 0.30% as of March 31, 2023, on the daily unused portion of the Credit Facility for each fiscal quarter during the Leverage Covenant Holiday and in connection with the issuance of letters of credit.

2025 Senior Notes

On July 9, 2020, Tripadvisor completed the sale of $500 million aggregate principal amount of 7.0% senior notes due 2025 (the "2025 Senior Notes") pursuant to a purchase agreement, dated July 7, 2020, among Tripadvisor, the guarantors party thereto and the initial purchasers party thereto in a private offering to qualified institutional buyers. The 2025 Senior Notes were issued pursuant to an indenture, dated July 9, 2020 (the “2025 Indenture”), among Tripadvisor, the guarantors and the trustee. The 2025 Indenture provides, among other things, that interest is payable on the 2025 Senior Notes semiannually on January 15 and July 15 of each year, and continues until their maturity date of July 15, 2025. The 2025 Senior Notes are senior unsecured obligations of Tripadvisor and are guaranteed by certain of Tripadvisor’s domestic subsidiaries.

As of March 31, 2023, Tripadvisor estimated the fair value of its outstanding 2025 Senior Notes to be approximately $503 million and considered the Senior Notes to be a “Level 2” fair value measurement. The estimated fair value of the 2025 Senior Notes was based on recently reported market transactions and/or prices for identical or similar financial instruments obtained from a third-party pricing source.

2026 Convertible Senior Notes

On March 25, 2021, Tripadvisor entered into a purchase agreement for the sale of $300 million aggregate principal amount of 0.25% Convertible Senior Notes due 2026 (the “2026 Convertible Senior Notes”) in a private offering to qualified institutional buyers. The 2026 Convertible Senior Notes included an over-allotment option that provided the initial purchasers of the 2026 Convertible Senior Notes with the option to purchase an additional $45 million aggregate principal amount of the 2026 Convertible Senior Notes; such over-allotment option was fully exercised. In connection with the issuance of the 2026 Convertible Senior Notes, Tripadvisor entered into an Indenture, dated March 25, 2021 (the “2026 Indenture”), among Tripadvisor, the guarantors party thereto and the trustee. The terms of the 2026 Convertible Senior Notes are governed by the 2026 Indenture. The 2026 Convertible Senior Notes mature on April 1, 2026, unless earlier

LIBERTY TRIPADVISOR HOLDINGS, INC.

Notes to Condensed Consolidated Financial Statements

(unaudited)

converted, redeemed, or repurchased. The 2026 Convertible Senior Notes are senior unsecured obligations of Tripadvisor, although guaranteed by certain of Tripadvisor’s domestic subsidiaries, with interest payable semiannually in arrears on April 1 and October 1 of each year.  As of March 31, 2023 and December 31, 2022, unpaid interest on Tripadvisor’s 2026 Senior Notes was not material.

The initial conversion rate for the 2026 Convertible Senior Notes is 13.5483 shares of TRIP common stock per $1,000 principal amount of 2026 Convertible Senior Notes, which is equivalent to an initial conversion price of approximately $73.81 per share of TRIP common stock, or approximately 4.7 million shares of TRIP common stock, subject to adjustment upon the occurrence of certain specified events as set forth in the 2026 Indenture. Upon conversion, Tripadvisor may choose to pay or deliver, as the case may be, cash, shares of TRIP common stock or a combination of cash and shares of TRIP common stock.

As of March 31, 2023, Tripadvisor estimated the fair value of its outstanding 2026 Convertible Senior Notes to be approximately $283 million and considered the 2026 Convertible Senior Notes to be a “Level 2” fair value measurement. The estimated fair value of the 2026 Convertible Senior Notes was based on recently reported market transactions and/or prices for identical or similar financial instruments obtained from a third-party pricing source.

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

The Capped Calls cover, subject to anti-dilution adjustments substantially similar to those applicable to the conversion rate of the 2026 Convertible Senior Notes, the number of shares of TRIP common stock initially underlying the 2026 Convertible Senior Notes, or up to approximately 4.7 million shares of TRIP common stock. The Capped Calls are expected generally to reduce potential dilution to the TRIP common stock upon any conversion of 2026 Convertible Senior Notes and/or offset any potential cash payments Tripadvisor is required to make in excess of the principal amount of such converted 2026 Convertible Senior Notes, as the case may be, with such reduction and/or offset subject to a cap. The strike price of the Capped Calls is $73.81 per share of TRIP common stock, while the cap price of the Capped Calls will initially be $107.36 per share of TRIP common stock, which represents a premium of 100% over the last reported sale price of TRIP common stock of $53.68 per share on March 22, 2021, and is subject to certain customary adjustments under the terms of the Capped Calls.

The Capped Calls are considered indexed to Tripadvisor’s own stock and are considered equity under GAAP. The Capped Calls are reported as a reduction to additional paid-in-capital and noncontrolling interest in equity of subsidiaries within stockholders’ equity as of March 31, 2023 and December 31, 2022.

Debt Covenants

As of March 31, 2023, Tripadvisor was in compliance with its debt covenants.

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

LIBERTY TRIPADVISOR HOLDINGS, INC.

Notes to Condensed Consolidated Financial Statements

(unaudited)

325,000 shares of Series A Preferred Stock to Certares for a purchase price of $1,000 per share.

On March 22, 2021, TripCo and Certares entered into a stock repurchase agreement (the “Repurchase Agreement”). Pursuant to the Repurchase Agreement, on March 29, 2021, TripCo repurchased 126,921 shares of Series A Preferred Stock, and on April 6, 2021, TripCo purchased an additional 10,665 shares of Series A Preferred Stock from Certares. The aggregate consideration for the Series A Preferred Stock consisted of a combination of (i) approximately $281 million in cash from a portion of the net proceeds of the Debentures (as discussed in note 5), $252 million of which was paid on March 29, 2021 and $29 million of which was paid on April 6, 2021, and (ii) approximately $92 million aggregate value of TRIP common stock, owned by TripCo, consisting of 1,713,859 shares (a non-cash transaction).  The price per share of Series A Preferred Stock was determined by multiplying (a) $1,000 by (b) an accretion factor with respect to the TRIP common stock (determined based on the Accretion Factor formula set forth in the Certificate of Designations of the Series A Preferred Stock (the “Certificate of Designations”) as modified to use the closing price of a share of TRIP common stock on the date of the pricing of the Debentures instead of using the Reference Stock VWAP (as defined in the Certificate of Designations)).  Following both closings under the Repurchase Agreement, TripCo repurchased a total of 137,586 shares of Series A Preferred Stock from Certares, representing 42% of the Series A Preferred Stock originally held by Certares, for an aggregate value of approximately $373 million.

There were 187,414 shares of Series A Preferred Stock authorized, issued and outstanding at March 31, 2023 and December 31, 2022.

Priority

The Series A Preferred Stock ranks senior to the shares of TripCo common stock, with respect to dividend rights, rights of redemption and rights on the distribution of assets on any voluntary or involuntary liquidation, dissolution or winding up of the affairs of TripCo. The Series A Preferred Stock has a liquidation value equal to the sum of (i) $1,000, plus (ii) all unpaid dividends (whether or not declared) accrued with respect to such share.

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

LIBERTY TRIPADVISOR HOLDINGS, INC.

Notes to Condensed Consolidated Financial Statements

(unaudited)

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

Recognition

Prior to the partial redemption, as the Series A Preferred Stock was redeemable and the redemption triggers were outside of TripCo’s control, the Company was required to classify the shares outside of permanent equity.  The Company calculated the carrying value of the Series A Preferred Stock pursuant to the Redemption Price calculation, and any changes in the carrying value of the Series A Preferred Stock were recorded directly to retained earnings. Immediately prior to the partial redemption, the Company recognized a $410 million decrease to retained earnings related to the value of the Series A Preferred Stock. As a result of the Repurchase Agreement, the Series A Preferred Stock may no longer be settled in shares of TripCo or TRIP common stock and the Purchaser no longer has the ability to participate on the TripCo board purely through ownership of Series A Preferred Stock. Following an evaluation of the accounting impact of these changes, we concluded the Series A Preferred Stock is a debt host with an equity-indexed derivative that is required to be bifurcated. Accordingly, the Series A Preferred Stock was required to be measured at fair value, through retained earnings, in connection with the reclassification from temporary equity to a liability.  The fair value of the Series A Preferred Stock was estimated to be $40 million lower than its redemption value and such amount was recorded as an increase to retained earnings. The debt host component is included in the preferred stock liability on the condensed consolidated balance sheet and will be accreted through interest expense to the amount to be paid upon settlement. The Preferred Stock Derivative is included in financial instrument liabilities at fair value in the condensed consolidated balance sheet.  As of March 31, 2023, the estimated fair value of the debt host component was $213 million, based on the present value of the liquidation price on the redemption date (Level 2). The Preferred Stock Derivative is included in financial instrument liabilities at fair value

LIBERTY TRIPADVISOR HOLDINGS, INC.

Notes to Condensed Consolidated Financial Statements

(unaudited)

in the condensed consolidated balance sheets.

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

Common Stock

Series A common stock entitles the holders to one vote per share, Series B common stock entitles the holders to ten votes per share and Series C common stock, except as otherwise required by applicable law, entitles the holder to no voting rights.  As of March 31, 2023, no shares of Series C common stock have been issued. All series of TripCo common stock participate on an equal basis with respect to dividends and distributions.

Subsidiary Purchases of Common Stock

As of March 31, 2023, Tripadvisor had approximately $75 million remaining available to repurchase shares of its common stock under its share repurchase program.

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

Income Tax Matters

Tripadvisor had received Notices of Proposed Adjustments from the IRS for the 2009, 2010, and 2011 tax years relating to certain transfer pricing arrangements with its foreign subsidiaries. In response, Tripadvisor had requested competent authority assistance under the Mutual Agreement Procedure (“MAP”) for the 2009 through 2011 tax years. In January 2023, Tripadvisor received a final notice from the IRS regarding a MAP settlement for the 2009 through 2011 tax years, which Tripadvisor accepted in February 2023. In the first quarter of 2023, Tripadvisor recorded additional income tax expense as a discrete item, inclusive of interest, of $31 million specifically related to this settlement. Tripadvisor reviewed the impact of the acceptance of this settlement position against its existing transfer pricing income tax reserves for the subsequent tax years during the first quarter of 2023, which resulted in incremental income tax expense, inclusive of estimated interest, of $24 million. The total impact of these adjustments resulted in an incremental income tax expense of $55 million for the three months ended March 31, 2023.

As of December 31, 2022, Tripadvisor had recorded $204 million of unrecognized tax benefits, inclusive of interest,  classified as other liabilities on the condensed consolidated balance sheet. As a result of Tripadvisor’s acceptance of MAP with the IRS for the years 2009 through 2011, and its impact on other ongoing IRS audits, as described above, Tripadvisor reduced this unrecognized tax benefits liability by $59 million during the three months ended March 31, 2023, while

LIBERTY TRIPADVISOR HOLDINGS, INC.

Notes to Condensed Consolidated Financial Statements

(unaudited)

increasing its current income taxes payable by $109 million, representing a short-term payment obligation to the IRS, and increasing its current income taxes receivable balance by $46 million, representing short-term competent authority relief, or payment due from a foreign jurisdiction. In addition, Tripadvisor reduced its long-term income taxes receivable, previously recorded to other assets on the condensed consolidated balance sheet as of December 31, 2022, by $45 million, which represented Tripadvisor’s previous estimate of competent authority relief.

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

We have three reportable segments: (1) Tripadvisor Core; (2) Viator; and (3) TheFork.

●	Tripadvisor Core – This segment includes Tripadvisor-branded hotels revenue, which consists of hotel meta revenue, primarily click-based advertising revenue, and hotel B2B revenue, which includes primarily subscription-based advertising and hotel sponsored placements revenue; Tripadvisor-branded display and platform revenue, which consists primarily of display-based advertising revenue; Tripadvisor experiences and dining revenue, which consists of intercompany (intersegment) revenue related to affiliate marketing commissions earned from experience and restaurant reservation bookings on Tripadvisor-branded websites and mobile apps, fulfilled by Viator and TheFork, respectively; as well as other revenue, which consists of cruises, alternative accommodation rentals, flights and rental car revenue.
●	Viator – Tripadvisor provides information and services for consumers to research and book tours, activities and experiences in popular travel destinations through Viator.
●	TheFork – Tripadvisor provides information and services for consumers to research and book restaurants in popular travel destinations through this dedicated restaurant reservations offering.

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

LIBERTY TRIPADVISOR HOLDINGS, INC.

Notes to Condensed Consolidated Financial Statements

(unaudited)

	Three months ended
	March 31,
	2023	2022

Major Products/Revenue Sources:	amounts in millions
Tripadvisor Core
Tripadvisor-branded hotels	$168	135
Tripadvisor-branded display and platform	30	26
Tripadvisor experiences and dining	33	20
Other	13	10
Total Tripadvisor Core	244	191

Viator	115	56
TheFork	35	26
Intersegment eliminations	(23)	(11)
Total Revenue	$371	262

The following table provides information about the balances of accounts receivable and contract assets, net of allowance for credit losses, from contracts with customers:

	March 31, 2023	December 31, 2022

	amounts in millions
Accounts receivable	$175	173
Contract assets	35	32
Total	$210	205

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

Contract liabilities generally include payments received in advance of performance under the contract, and are realized as revenue as the performance obligation to the customer is satisfied, which Tripadvisor presents as deferred revenue on its consolidated balance sheets. As of January 1, 2023, Tripadvisor had $44 million recorded as deferred revenue on its condensed consolidated balance sheet, of which $28 million was recognized as revenue and $2 million was refunded due to cancellations by travelers during the three months ended March 31, 2023.  As of January 1, 2022, Tripadvisor had $36 million recorded as deferred revenue in the condensed consolidated balance sheet, of which $18 million was recognized as revenue and $2 million was refunded due to cancellations by travelers during the three months ended March 31, 2022.

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

LIBERTY TRIPADVISOR HOLDINGS, INC.

Notes to Condensed Consolidated Financial Statements

(unaudited)

substitute for, operating income, net income, cash flow provided by operating activities and other measures of financial performance prepared in accordance with GAAP. TripCo generally accounts for intersegment sales and transfers as if the sales or transfers were to third parties, that is, at current prices.

Adjusted OIBDA is summarized as follows:

	Three months ended March 31,
	2023	2022

	amounts in millions
Tripadvisor Core	$72	55
Viator	(30)	(20)
TheFork	(9)	(8)
Corporate and eliminations	(3)	(2)
Consolidated TripCo	$30	25

In addition, we do not report assets, capital expenditures and related depreciation expense by segment as our Chief Operating Decision Maker (“CODM”) does not use this information to evaluate operating segments. Accordingly, we do not regularly provide such information by segment to our CODM.

The following table provides a reconciliation of Adjusted OIBDA to Operating income (loss) and Earnings (loss) before income taxes:

	Three months ended
	March 31,
	2023	2022

	amounts in millions
Adjusted OIBDA	$30	25
Stock-based compensation	(23)	(22)
Depreciation and amortization	(21)	(25)
Non-recurring expenses (1)	(3)	—
Operating income (loss)	(17)	(22)
Interest expense	(16)	(17)
Dividend and interest income	11	—
Realized and unrealized gains (losses), net	(8)	(12)
Other, net	(1)	(1)
Earnings (loss) before income taxes	$(31)	(52)

(1)	Tripadvisor expensed $3 million of previously capitalized transaction costs during the three months ended March 31, 2023 to selling, general and administrative, including stock-based compensation on the condensed consolidated statement of operations. Tripadvisor considers such costs to be non-recurring in nature.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Certain statements in this Quarterly Report on Form 10-Q constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, including statements regarding our business and marketing strategies; the impacts of the coronavirus pandemic (“COVID-19”) and other distinct health-related events; political instability; geopolitical conflicts; acts of terrorism; changes in global economic conditions, including the impact of a potential U.S. recession on consumer demand; increased inflation; covenant compliance; our projected sources and uses of cash; anticipated debt obligations; fluctuations in interest rates and foreign exchange rates; and the anticipated impact of certain contingent liabilities related to tax rules and other matters arising in the ordinary course of business. Forward-looking statements inherently involve many risks and uncertainties that could cause actual results to differ materially from those projected in these statements. Where, in any forward-looking statement, we express an expectation or belief as to future results or events, such expectation or belief is expressed in good faith and believed to have a reasonable basis, but such statements necessarily involve risks and uncertainties and there can be no assurance that the expectation or belief will result or be achieved or accomplished. The following include some but not all of the factors that could cause actual results or events to differ materially from those anticipated:

●	our ability to obtain cash in amounts sufficient to service our financial obligations and other commitments due to the fact we are a holding company;
●	our ability to access the cash that Tripadvisor, Inc. (“Tripadvisor”) generates from its operating activities;
●	the ability of our Company and Tripadvisor to obtain additional financing, or refinance our existing indebtedness, on acceptable terms;
●	the existence of our 8% Series A Cumulative Redeemable Preferred Stock, par value $0.01 per share (the “Series A Preferred Stock”), and its rights, preferences and privileges that are not held by, and are preferential to, the rights of our common stockholders;
●	our ability to realize the full value of our intangible assets;
●	the direct and indirect impacts of COVID-19, including existing or future variants;
●	declines or interruptions in the worldwide travel industry, including health concerns (including pandemics and epidemics), natural disasters, cyber-attacks, technology system failures, terrorist attacks, civil or political unrest or other events outside Tripadvisor’s control;
●	Tripadvisor’s ability to attract a significant amount of visitors and cost-effectively convert these visitors into revenue-generating consumers;
●	failure of internet search engines and application marketplaces to continue to prominently display links to Tripadvisor’s websites;
●	Tripadvisor’s performance marketing efficiency and the general effectiveness of its advertising and marketing efforts;
●	reduction in spending by advertisers on Tripadvisor’s platforms or the loss of Tripadvisor’s significant travel partners;
●	Tripadvisor’s failure to maintain, protect or enhance its brands;
●	the ability of Tripadvisor to offer compelling products on mobile devices or continue to operate effectively on such platforms;
●	declines or disruptions in the economy in general and in the travel industry in particular;
●	failure of Tripadvisor to effectively compete in the global environment in which it operates;
●	Tripadvisor’s failure to adapt to technological developments or industry trends;
●	the ability of Tripadvisor to innovate and provide products, services and features that are useful to consumers;
●	Tripadvisor’s potential for prioritizing rapid innovation and consumer experience over short-term financial results;
●	the ability of Tripadvisor to maintain a quality of traffic in its network to provide value to its travel partners;
●	real or perceived inaccuracies of the assumptions and estimates and data Tripadvisor relies on to calculate certain of its key metrics;
●	the ability of Tripadvisor to hire, retain and motivate the highly skilled personnel on which it relies;

●	disruptions resulting from any acquisitions, investments, significant commercial arrangements and/or new business strategies;
●	risks due to Tripadvisor operating in many jurisdictions inside and outside the U.S.;
●	claims, lawsuits, government investigations and other proceedings to which Tripadvisor and our Company may be subject, whether in the ordinary course of business or otherwise;
●	the ability of Tripadvisor to protect its intellectual property from copying or use by others;
●	risks due to Tripadvisor’s processing, storage and use of personal information and other data;
●	risks associated with the facilitation of payments from consumers, including fraud and compliance with evolving rules and regulations and reliance on third parties;
●	risks resulting from system security issues, data protection breaches, cyberattacks and system outage issues;
●	Tripadvisor’s indebtedness and the resulting impacts on its business and financial condition;
●	limitations imposed by the various covenants in Tripadvisor’s credit facilities and indenture;
●	risks related to the 2026 Convertible Senior Notes (defined in note 5 to the accompanying condensed consolidated financial statements) and the associated capped calls;
●	fluctuation of Tripadvisor’s financial results;
●	factors that determine Tripadvisor’s effective income tax rate;
●	changes in tax laws that affect Tripadvisor or the examination of Tripadvisor’s tax positions;
●	changes in the tax treatment of companies engaged in e-commerce;
●	challenges by tax authorities in the jurisdictions where Tripadvisor operates;
●	fluctuation in foreign currency exchange rates which affect Tripadvisor; and
●	risks associated with our stock price being disproportionately affected by the results of operations of Tripadvisor and developments in its business.

For additional risk factors, please see Part I, Item 1A. Risk Factors of the Annual Report on Form 10-K for the year ended December 31, 2022. These forward-looking statements and such risks, uncertainties and other factors speak only as of the date of this Quarterly Report, and we expressly disclaim any obligation or undertaking to disseminate any updates or revisions to any forward-looking statement contained herein, to reflect any change in our expectations with regard thereto, or any other change in events, conditions or circumstances on which any such statement is based.

The following discussion and analysis provides information concerning our results of operations and financial condition. This discussion should be read in conjunction with our accompanying condensed consolidated financial statements and the notes thereto.

Overview

The accompanying financial statements and the other information herein refer to Liberty TripAdvisor Holdings, Inc. and its controlled subsidiaries as “TripCo,” “Consolidated TripCo,” the “Company,” “us,” “we” and “our” unless the context otherwise requires. We own an approximate 21% economic interest and 56% voting interest in Tripadvisor as of March 31, 2023. All significant intercompany accounts and transactions have been eliminated in the accompanying condensed consolidated financial statements.

On March 15, 2020, TripCo entered into an agreement with Certares LTRIP LLC, with respect to 325,000 shares of TripCo’s newly-created Series A Preferred Stock.  On March 29, 2021 and April 6, 2021, TripCo repurchased a portion of the Series A Preferred Stock.  See note 6 to the accompanying condensed consolidated financial statements.

Trends

The online travel industry in which Tripadvisor operates is large, highly dynamic and competitive. Current trends affecting Tripadvisor’s overall business and reportable segments, including uncertainties that may impact its ability to execute on its objectives and strategies, are described below.  Health-related events, such as a pandemic, political instability, geopolitical conflicts, acts of terrorism, fluctuations in currency values, changes in global economic conditions, including the impact of a potential U.S. recession, and increased inflation, are examples of other events that could have a negative impact on the travel industry, and as a result, Tripadvisor’s financial results in the future.

Consolidated revenue for the three months ended March 31, 2023 was $371 million, an increase of 42%, when compared to the same period in 2022. In the first quarter of 2023, Tripadvisor continued to observe strong consumer travel demand for its products and services in its core geographies of North America and Europe across all reportable segments. During the first quarter of 2022, Tripadvisor experienced a significant negative impact from the COVID-19 Omicron variant across its business, which also contributed to the year-over-year revenue growth during the first quarter of 2023. Asia-Pacific, which represents a small portion of Tripadvisor’s overall business, has been slower to recover due to longer and sustained travel restrictions as a result of the COVID-19 pandemic. However, in the first quarter of 2023, travel restrictions across Asia began to ease relative to 2022, contributing to increased year-over-year revenue growth within this region.

In response to increased consumer travel demand across all segments, Tripadvisor continued to increase its performance marketing investments during the first quarter of 2023. In Tripadvisor Core, Tripadvisor continued to observe strong performance in hotel meta primarily driven by increased cost-per-click (“CPC”) pricing.  This environment continued to allow Tripadvisor to increase performance marketing at a profitable return on advertising spend, while its direct traffic, including search engine optimization (“SEO”) or free traffic, continued to be slower to recover. Prior to Google introducing changes to its search engine results page, Tripadvisor generated a significant amount of direct traffic from search engines, such as Google, through strong SEO performance. Tripadvisor believes its SEO traffic acquisition performance has been negatively impacted in the past, and may be impacted in the future by search engines (primarily Google) increasing the prominence of their own products in search results. Over the long-term, Tripadvisor is focused on driving a greater percentage of its traffic from direct sources and channels which are more profitable than performance marketing channels.

The global experiences market is large, growing, and highly fragmented, with the vast majority of bookings still occurring through traditional offline sources.  Tripadvisor is observing a secular shift, however, as this market continues to grow and accelerate the pace of online adoption. Likewise, the global restaurants category is also benefiting from increased online adoption by both consumers and partners, particularly in Europe. Given the competitive positioning of Tripadvisor’s businesses relative to the attractive growth prospects in these categories, Tripadvisor expects to continue to invest in these categories across the business, and in particular, within the Viator and TheFork segments, to continue accelerating revenue growth, operating scale, and market share gains for the long-term.

Results of Operations—Consolidated—March 31, 2023 and 2022

General.  We provide in the tables below information regarding our consolidated Operating Results and Other Income and Expense.

	Three months ended
	March 31,
	2023	2022

	amounts in millions
Revenue
Tripadvisor Core	$244	191
Viator	115	56
TheFork	35	26
Intersegment eliminations	(23)	(11)
Total revenue	371	262
Operating expense	87	67
Selling, general and administrative expense	257	170
Stock-based compensation	23	22
Depreciation and amortization	21	25
Operating income (loss)	(17)	(22)
Other income (expense):
Interest expense	(16)	(17)
Dividend and interest income	11	—
Realized and unrealized gains (losses) on financial instruments, net	(8)	(12)
Other, net	(1)	(1)
	(14)	(30)
Earnings (loss) before income taxes	(31)	(52)
Income tax (expense) benefit	(57)	(1)
Net earnings (loss)	$(88)	(53)

Adjusted OIBDA	$30	25

Revenue. Tripadvisor Core revenue increased $53 million during the three months ended March 31, 2023, when compared to the same period in the prior year. The increase in Tripadvisor Core revenue is detailed as follows:

	Three months ended
	March 31,
	2023	2022

	amounts in millions
Tripadvisor-branded hotels	$168	135
Tripadvisor-branded display and platform	30	26
Tripadvisor experience and dining (1)	33	20
Other	13	10
Total Tripadvisor Core	$244	191

(1)Tripadvisor experiences and dining revenue within the Tripadvisor Core segment are shown gross of intersegment (intercompany) revenue, which is eliminated on a consolidated basis. See note 9 to the accompanying condensed consolidated financial statements for a discussion of intersegment revenue.

Tripadvisor-branded hotels revenue includes hotel meta revenue, primarily click-based advertising revenue, and hotel B2B revenue, which includes primarily subscription-based advertising and hotel sponsored placements revenue. For the three months ended March 31, 2023 and 2022, 69% and 71%, respectively, of Tripadvisor Core segment revenue was derived from Tripadvisor-branded hotels revenue. Tripadvisor-branded hotels revenue increased $33 million during the three months ended March 31, 2023, when compared to the same period in 2022. This increase was primarily driven by improved hotel meta revenue across all geographic markets, as well as improved hotel B2B revenue, primarily driven by increased consumer travel demand compared to the first quarter of 2022, which was negatively impacted by the COVID-19 Omicron variant. As consumer travel demand increased, Tripadvisor saw continued improvement in hotel meta monetization, as CPC rates increased when compared to the same quarter of 2022, which enabled increased efficient marketing investment on performance channels.

Tripadvisor-branded display-based advertising revenue increased $4 million during the three months ended March 31, 2023, when compared to the same period in 2022, primarily driven by an increase in marketing spend from Tripadvisor’s advertisers, in correlation with increased consumer travel demand.

Tripadvisor experiences and dining revenue includes intercompany (intersegment) revenue consisting of affiliate marketing commissions earned primarily from experience bookings and, to a lesser extent, restaurant reservation bookings, on Tripadvisor-branded websites and mobile apps fulfilled by Viator and TheFork, respectively, which are eliminated on a consolidated basis, in addition to external revenue generated from Tripadvisor’s restaurant service offerings. Tripadvisor experiences and dining revenue increased $13 million during the three months ended March 31, 2023, when compared to the same periods in 2022, primarily driven by marketing investment on performance channels to capture increased demand, conversion rate improvements and enhancements to Tripadvisor’s online user experience.

Other revenue includes alternative accommodation rentals revenue, in addition to primarily click-based advertising and display-based advertising revenue from cruise, flights and rental cars offerings on Tripadvisor websites and mobile apps. Other revenue increased $3 million during the three months ended March 31, 2023, when compared to the same period in 2022, primarily due to strong performance in Tripadvisor’s cruise category as the cruise industry continues to recover.

Viator revenue increased $59 million during the three months ended March 31, 2023, when compared to the same period in 2022, primarily driven by increased consumer demand for experiences across all geographies. Viator is also benefitting from a larger macro trend, or secular shift, as the large global market in which it operates continues to grow and migrate online from traditional offline sources. Tripadvisor estimates this segment's revenue growth rate was negatively impacted by foreign currency fluctuations of approximately 10% during the three months ended March 31, 2023 when compared to the same period in 2022.

TheFork segment revenue increased $9 million during the three months ended March 31, 2023, when compared to the same period in 2022, driven by increased consumer travel demand compared to the first quarter of 2022, which was negatively impacted by the COVID-19 Omicron variant. Tripadvisor estimates this segment's revenue growth rate was negatively impacted by foreign currency fluctuations of approximately 6% during the three months ended March 31, 2023 when compared to the same period in 2022.

Operating expense. Operating expense increased $20 million for the three months ended March 31, 2023, when compared to the same period in 2022, primarily due to an increase of $13 million in technology and content costs due to increased personnel and overhead costs resulting from additional headcount and contingent staff to support business growth related to the travel demand recovery during 2022, as well as an increase of $7 million in cost of revenue, the majority of which was due to increased direct costs from credit card payment processing fees and other revenue-related transaction costs in the Viator segment in direct correlation with an increase in revenue, as Viator serves as the merchant of record for the majority of its experience booking transactions.

Selling, general and administrative. Selling, general and administrative expense increased $87 million for the three months ended March 31, 2023, when compared to the same period in the prior year. The most significant driver of selling, general and administrative expense is selling and marketing costs, which consist of direct selling and marketing costs and indirect costs, such as personnel and overhead. Tripadvisor’s selling and marketing costs increased $77 million during the three months ended March 31, 2023, when compared to the same period in 2022, primarily due to an increase of approximately $63 million in paid online traffic acquisition costs, including Tripadvisor’s search engine marketing (“SEM”) and other paid online traffic acquisition spend, and also other marketing costs, the substantial majority of which was incurred within the Viator and Tripadvisor Core segments, in order to capture increased consumer travel demand and investment in the marketing of Tripadvisor’s experiences offerings within these segments, and to a lesser extent, increased television advertising costs of $6 million in TheFork segment in order to increase brand awareness.

Tripadvisor’s general and administrative costs increased $9 million during the three months ended March 31, 2023, when compared to the same period in 2022, the majority of which was due to an increase in professional service fees, primarily due to a non-recurring expense of $3 million related to previously capitalized transactions costs, and an increase in personnel and overhead costs driven by additional headcount to help support business growth related to the travel demand recovery during 2022.

Operating Income (Loss).  Our consolidated operating loss decreased $5 million during the three months ended March 31, 2023, when compared to the same period in the prior year. Operating income (losses) were impacted by the above explanations.

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

	Three months ended
	March 31,
	2023	2022

	amounts in millions
Operating income (loss)	$(17)	(22)
Stock-based compensation	23	22
Depreciation and amortization	21	25
Non-recurring expenses (1)	3	—
Adjusted OIBDA	$30	25

(1)	Tripadvisor expensed $3 million of previously capitalized transaction costs during the three months ended March 31, 2023 to selling, general and administrative, including stock-based compensation on the condensed consolidated statement of operations. Tripadvisor considers such costs to be non-recurring in nature.

Adjusted OIBDA is summarized as follows:

	Three months ended
	March 31,
	2023	2022

	amounts in millions
Adjusted OIBDA
Tripadvisor Core	$72	55
Viator	(30)	(20)
TheFork	(9)	(8)
Corporate	(3)	(2)
Consolidated TripCo	$30	25

Consolidated Adjusted OIBDA increased $5 million during the three months ended March 31, 2023, when compared to the same period in the prior year.  Tripadvisor Core Adjusted OIBDA increased $17 million during the three months ended March 31, 2023, when compared to the same period in the prior year, primarily due to an increase in revenue as noted above, partially offset by an increase in direct selling and marketing expenses related to SEM and other online paid traffic acquisition costs in response to increased consumer travel demand, and to a lesser extent, increased personnel and overhead costs to support business growth related to the travel demand recovery during 2022.

Viator Adjusted OIBDA loss increased $10 million during the three months ended March 31, 2023, when compared to the corresponding period in the prior year, primarily due to an increase in selling and marketing expenses related to SEM, other online paid traffic acquisition costs, and other marketing costs in response to increased consumer demand for experiences and to grow market share, and, to a lesser extent, an increase in direct costs from credit card payments and other revenue-related transaction costs in direct correlation with an increase in revenue. In addition, personnel and overhead costs increased to support business growth related to consumer demand and travel demand recovery during 2022. This was largely offset by an increase in revenue as noted above.

The Fork Adjusted OIBDA loss increased $1 million during the three months ended March 31, 2023, when compared to the corresponding period in the prior year, primarily due to an increase in selling and marketing expenses related to television advertising costs, in response to consumer travel and local demand recovery as COVID-19 related government restrictions on restaurants were lifted during 2022 and, to a lesser extent, an increase in personnel and overhead costs to support business growth related to the travel demand recovery during 2022.

Corporate Adjusted OIBDA loss increased $1 million for the three months ended March 31, 2023, when compared to the same period in the prior year. Corporate Adjusted OIBDA includes TripCo level selling, general and administrative expenses.

Interest expense. Interest expense remained relatively flat for the three months ended March 31, 2023, when compared to the same period in the prior year.

Dividend and interest income.  Dividend and interest income increased $11 million during the three months ended March 31, 2023, when compared to the same period in the prior year, primarily due to an increase in the average amount of cash invested at Tripadvisor and increased interest rates received on bank deposits and return on money market funds during the quarter.

Realized and unrealized gains (losses) on financial instruments, net.  Realized and unrealized gains (losses) on financial instruments, net are comprised of changes in the fair value of the following:

	Three months ended
	March 31,
	2023	2022

	amounts in millions
TripCo Exchangeable Senior Debentures due 2051	$(10)	(8)
Financial instrument liabilities, net	2	(4)
	$(8)	(12)

The changes in these accounts are primarily due to market factors and changes in the fair value of the underlying stocks or financial instruments to which these related. Realized and unrealized losses on financial instruments, net decreased $4 million for the three months ended March 31, 2023, compared to the same period in the prior year, primarily driven by decreases in unrealized losses of $6 million related to financial instruments, including the VPF and Preferred Stock Derivative (both defined in note 4 of the accompanying consolidated financial statements), partially offset by increased unrealized losses of $2 million related to the TripCo 0.50% Exchangeable Senior Debentures due 2051 (the “Debentures”).

Other, net.  Other, net expense remained flat for the three months ended March 31, 2023, when compared to the same period in the prior year.  Activity in the Other, net account primarily relates to share of earnings (losses) of affiliates and foreign exchange gains (losses).

Income taxes.  During the three months ended March 31, 2023 and 2022, we had losses before income taxes of $31 million and $52 million and we had income tax expense of $57 million and $1 million, respectively.  For the three months ended March 31, 2023, the Company recognized additional tax expense related to Tripadvisor’s settlement with the IRS on its 2009-2011 transfer pricing audit and changes in unrecognized tax benefits resulting from the IRS settlement (see note 8 to the accompanying condensed consolidated financial statements).  For the three months ended March 31, 2022, the Company recognized additional tax expense related to an increase in the valuation allowance against certain deferred tax assets.

Net earnings (loss).  We had net losses of $88 million and $53 million for the three months ended March 31, 2023 and 2022, respectively. The changes in net earnings were the result of the above described fluctuations in our revenue and expenses.

Liquidity and Capital Resources

As of March 31, 2023, substantially all of our cash and cash equivalents consist of cash on hand in global financial institutions, money market funds and marketable securities with maturities of 90 days or less at the date of purchase.

The following are potential sources of liquidity: available cash balances, proceeds from asset sales, monetization of our investments, outstanding or anticipated debt facilities, debt and equity issuances, and dividend and interest receipts.

As of March 31, 2023, TripCo had a cash and cash equivalents balance of $1,163 million. Approximately $1,132 million of the cash balance, at March 31, 2023, is held at Tripadvisor. Although TripCo has a 56% voting interest in Tripadvisor, Tripadvisor is a separate public company with a significant non-controlling interest, as TripCo has only a 21% economic interest in Tripadvisor. Even though TripCo controls Tripadvisor through its voting interest and board representation, decision making with respect to using Tripadvisor’s cash balances must consider Tripadvisor’s minority holders. Accordingly, any potential distributions of cash from Tripadvisor to TripCo would generally be on a pro rata basis based on economic ownership interests. Covenants in Tripadvisor’s debt instruments also restrict the payment of dividends and cash distributions to stockholders.

Approximately $210 million of the Tripadvisor cash and cash equivalents balance is held by foreign subsidiaries, with approximately 45% located in the United Kingdom.  As of March 31, 2023, the significant majority of Tripadvisor’s cash was denominated in U.S. dollars. As of March 31, 2023,  $471 million of Tripadvisor’s cumulative undistributed foreign earnings were no longer considered to be indefinitely reinvested. Due to the one-time transition tax on the deemed repatriation of undistributed foreign subsidiary earnings and profits in 2017, as a result of the 2017 Tax Cuts and Jobs Act, the majority of previously unremitted earnings have been subjected to U.S. federal income tax. To the extent future distributions from these subsidiaries will be taxable, a deferred income tax liability has been accrued on our condensed consolidated balance sheet, which was not material as of March 31, 2023.

Credit Facility

Tripadvisor is party to a credit agreement with a group of lenders initially entered into in June 2015, which, among other things, provides for a $500 million revolving credit facility (the “Credit Facility”) with a maturity date of May 12, 2024. As of March 31, 2023 and December 31, 2022, Tripadvisor had no outstanding borrowings and was in compliance with its covenants under the Credit Facility. While there can be no assurance that Tripadvisor will be able to meet the leverage ratio covenant after the Leverage Covenant Holiday (as defined in note 5 of the accompanying condensed consolidated financial statements) ceases, based on its current projections, Tripadvisor does not believe there is a material risk it will not remain in compliance throughout the next twelve months.

	Three months ended
	March 31,
	2023	2022

	amounts in millions
Cash flow information
Tripadvisor cash provided (used) by operating activities	$135	86
Corporate cash provided (used) by operating activities	(1)	(1)
Net cash provided (used) by operating activities	$134	85

Tripadvisor cash provided (used) by investing activities	$(16)	(14)
Corporate cash provided (used) by investing activities	—	—
Net cash provided (used) by investing activities	$(16)	(14)

Tripadvisor cash provided (used) by financing activities	$(11)	(10)
Corporate cash provided (used) by financing activities	—	—
Net cash provided (used) by financing activities	$(11)	(10)

During the three months ended March 31, 2023, Tripadvisor’s primary uses of cash were $16 million of capital expended for property and equipment and $9 million related to payments of withholding taxes on net share settlement of equity awards.

The projected use of TripCo’s corporate cash will primarily be to pay fees (not expected to exceed approximately $4 million annually) to Liberty Media Corporation (“Liberty Media”) for providing certain services pursuant to the services agreement and the facilities sharing agreement that TripCo entered into with Liberty Media or certain of its subsidiaries, payment of dividends on the Series A Preferred Stock (unless added to the liquidation preference or paid in shares of Series A common stock of TripCo), interest expense on the Debentures, and to pay any other corporate level expenses. Debt service costs accrue on the variable prepaid forward borrowing described in note 5 to the accompanying condensed consolidated financial statements.  TripCo believes that its available cash and cash equivalents will be sufficient for the next several years.

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

We are exposed to changes in interest rates primarily as a result of our borrowing and investment activities, which include investments in fixed and floating rate debt instruments and borrowings used to maintain liquidity and to fund business operations. The nature and amount of our long-term and short-term debt are expected to vary as a result of future requirements, market conditions and other factors. We expect to manage our exposure to interest rates by maintaining what we believe is an appropriate mix of fixed and variable rate debt. We believe this best protects us from interest rate risk. We expect to achieve this mix by (i) issuing fixed rate debt that we believe has a low stated interest rate and significant term to maturity, (ii) issuing variable rate debt with appropriate maturities and interest rates, and (iii) entering into interest rate swap arrangements when we deem appropriate. As of March 31, 2023, our debt is comprised of the following amounts:

	Variable rate debt			Fixed rate debt
	Principal		Weighted avg	Principal	Weighted avg
	amount		interest rate	amount	interest rate

	amount in millions
Tripadvisor	$	NA	NA	845	4.2%
TripCo debt	$	NA	NA	381	1.0%

TripCo is exposed to foreign exchange rate fluctuations related primarily to the monetary assets and liabilities and the financial results of Tripadvisor’s foreign subsidiaries. Assets and liabilities of foreign subsidiaries for which the functional currency is the local currency are translated into U.S. dollars at period-end exchange rates, and the statements of operations are generally translated at the average exchange rate for the period. Exchange rate fluctuations on translating foreign currency financial statements into U.S. dollars that result in unrealized gains or losses are referred to as translation adjustments. Cumulative translation adjustments are recorded in accumulated other comprehensive earnings (loss) as a separate component of stockholders’ equity. Transactions denominated in currencies other than the functional currency are recorded based on exchange rates at the time such transactions arise. Subsequent changes in exchange rates result in transaction gains and losses, which are reflected in income as unrealized (based on period-end translations) or realized upon settlement of the transactions. Cash flows from our operations in foreign countries are translated at the average rate for the period. Accordingly, TripCo may experience economic loss and a negative impact on earnings and equity with respect to our holdings solely as a result of foreign currency exchange rate fluctuations. Tripadvisor enters into foreign currency forward contracts manage its risk related to foreign currency exchange rates when it deems appropriate.

Item 4. Controls and Procedures.

In accordance with Rules 13a-15 and 15d-15 under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), the Company carried out an evaluation, under the supervision and with the participation of management, including its chief executive officer and its principal accounting and financial officer (the "Executives"), of the effectiveness of its disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, the Executives concluded that the Company's disclosure controls and procedures were effective as of March 31, 2023 to provide reasonable assurance that information required to be disclosed in its reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms.

There has been no change in the Company's internal control over financial reporting that occurred during the three months ended March 31, 2023 that has materially affected, or is reasonably likely to materially affect, its internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings

See note 8 to the accompanying condensed consolidated financial statements for information regarding legal proceedings.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

No shares of Liberty TripAdvisor Holdings, Inc. Series A common stock or Series B common stock were surrendered by our officers and employees to pay withholding taxes and other deductions in connection with the vesting or exercise of restricted stock, restricted stock units or options during the three months ended March 31, 2023.

II-1

Item 6. Exhibits

(a)	Exhibits

Listed below are the exhibits which are filed as a part of this Report (according to the number assigned to them in Item 601 of Regulation S-K):

Exhibit No.	Name
10.1	Form of Performance-Based Cash Award Agreement under the Liberty TripAdvisor Holdings, Inc. 2019 Omnibus Incentive Plan*
10.2	Form of Performance-Based Cash Award Agreement between Liberty TripAdvisor Holdings, Inc. and Gregory B. Maffei under the Liberty TripAdvisor Holdings, Inc. 2019 Omnibus Incentive Plan*
31.1	Rule 13a-14(a)/15d-14(a) Certification*
31.2	Rule 13a-14(a)/15d-14(a) Certification*
32	Section 1350 Certification**
101.INS	Inline XBRL Instance Document* - The instance document does not appear in the interactive data file because its XBRL tags are embedded within the inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document*
101.CAL	Inline XBRL Taxonomy Calculation Linkbase Document*
101.LAB	Inline XBRL Taxonomy Label Linkbase Document*
101.PRE	Inline XBRL Taxonomy Presentation Linkbase Document*
101.DEF	Inline XBRL Taxonomy Definition Document*
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)*

* Filed herewith

** Furnished herewith

II-2

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LIBERTY TRIPADVISOR HOLDINGS, INC.

Date: May 3, 2023	By:	/s/ GREGORY B. MAFFEI
Gregory B. Maffei Chairman, President and Chief Executive Officer

Date: May 3, 2023	By:	/s/ BRIAN J. WENDLING
Brian J. Wendling Senior Vice President and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

II-3