Form 10-Q
period 2023-06-30
Liberty TripAdvisor Holdings, Inc.
filed 2023-08-02
CIK 1606745

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2023

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

Indicate by check mark whether the registrant is a shell company as defined in Rule 12b-2 of the Exchange Act. Yes ☐  No ☒

The number of outstanding shares of Liberty TripAdvisor Holdings, Inc. common stock as of July 31, 2023 was:

	Series A	Series B
Liberty TripAdvisor Holdings, Inc. common stock	72,821,919	3,737,475

Part I – Financial Information

LIBERTY TRIPADVISOR HOLDINGS, INC.

Condensed Consolidated Balance Sheets

(unaudited)

	June 30,	December 31,
	2023	2022

	amounts in millions
Assets
Current assets:
Cash and cash equivalents	$1,170	1,053
Accounts receivable and contract assets, net of allowance for credit losses of $21 million and $28 million, respectively	240	205
Income taxes receivable	51	1
Other current assets	46	44
Total current assets	1,507	1,303
Property and equipment, net	96	103
Intangible assets not subject to amortization:
Goodwill	2,202	2,200
Trademarks	727	726
	2,929	2,926
Intangible assets subject to amortization, net	115	112
Other assets, at cost, net of accumulated amortization	145	194
Total assets	$4,792	4,638

(continued)

See accompanying notes to condensed consolidated financial statements.

LIBERTY TRIPADVISOR HOLDINGS, INC.

Condensed Consolidated Balance Sheets (Continued)

(unaudited)

	June 30,	December 31,
	2023	2022

	amounts in millions
Liabilities and Equity
Current liabilities:
Deferred merchant and other payables	$482	242
Deferred revenue	87	44
Accrued liabilities and other current liabilities	284	248
Total current liabilities	853	534
Long-term debt, including $259 million and $237 million measured at fair value as of June 30, 2023 and December 31, 2022, respectively (note 5)	1,149	1,125
Deferred income tax liabilities	108	120
Financial instrument liabilities (note 4)	11	30
Series A Preferred Stock liability (note 6)	239	230
Other liabilities	264	337
Total liabilities	2,624	2,376
Equity:
Series A common stock, $.01 par value. Authorized 200,000,000 shares; issued and outstanding 72,821,919 shares at June 30, 2023 and 72,641,163 at December 31, 2022	1	1
Series B common stock, $.01 par value. Authorized shares 7,500,000; issued and outstanding 3,737,475 shares at June 30, 2023 and 3,370,368 at December 31, 2022	—	—
Series C common stock, $.01 par value. Authorized 200,000,000 shares; no shares issued	—	—
Additional paid-in capital	307	287
Accumulated other comprehensive earnings (loss), net of taxes	3	9
Retained earnings (deficit)	(460)	(439)
Total stockholders' equity	(149)	(142)
Noncontrolling interests in equity of subsidiaries	2,317	2,404
Total equity	2,168	2,262
Commitments and contingencies (note 8)
Total liabilities and equity	$4,792	4,638

See accompanying notes to condensed consolidated financial statements.

LIBERTY TRIPADVISOR HOLDINGS, INC.

Condensed Consolidated Statements of Operations

(unaudited)

	Three months ended		Six months ended
	June 30,		June 30,
	2023	2022	2023	2022

	amounts in millions, except
	per share amounts
Total revenue, net	$494	417	865	679
Operating costs and expenses:
Operating expense, including stock-based compensation (note 2)	112	84	209	160
Selling, general and administrative, including stock-based compensation (note 2)	321	248	591	431
Depreciation and amortization	21	25	42	50
	454	357	842	641
Operating income (loss)	40	60	23	38
Other income (expense):
Interest expense	(17)	(16)	(33)	(33)
Dividend and interest income	12	2	23	2
Realized and unrealized gains (losses) on financial instruments, net	15	71	7	59
Other, net	(1)	(4)	(2)	(5)
	9	53	(5)	23
Earnings (loss) before income taxes	49	113	18	61
Income tax (expense) benefit	(20)	(22)	(77)	(23)
Net earnings (loss)	29	91	(59)	38
Less net earnings (loss) attributable to noncontrolling interests	19	24	(38)	(2)
Net earnings (loss) attributable to Liberty TripAdvisor Holdings, Inc. shareholders	$10	67	(21)	40

Basic net earnings (loss) attributable to Series A and Series B Liberty TripAdvisor Holdings, Inc. shareholders per common share (note 3):	$0.13	0.88	(0.28)	0.53
Diluted net earnings (loss) attributable to Series A and Series B Liberty TripAdvisor Holdings, Inc. shareholders per common share (note 3):	$0.13	0.87	(0.28)	0.52

See accompanying notes to condensed consolidated financial statements.

LIBERTY TRIPADVISOR HOLDINGS, INC.

Condensed Consolidated Statements of Comprehensive Earnings (Loss)

(unaudited)

	Three months ended		Six months ended
	June 30,		June 30,
	2023	2022	2023	2022

	amounts in millions
Net earnings (loss)	$29	91	(59)	38
Other comprehensive earnings (loss), net of taxes:
Foreign currency translation adjustments	(2)	(28)	5	(33)
Credit risk on fair value debt instruments gains (loss)	4	37	(7)	41
Other comprehensive earnings (loss)	2	9	(2)	8
Comprehensive earnings (loss)	31	100	(61)	46
Less comprehensive earnings (loss) attributable to the noncontrolling interests	18	2	(34)	(28)
Comprehensive earnings (loss) attributable to Liberty TripAdvisor Holdings, Inc. shareholders	$13	98	(27)	74

See accompanying notes to condensed consolidated financial statements.

LIBERTY TRIPADVISOR HOLDINGS, INC.

Condensed Consolidated Statements of Cash Flows

(unaudited)

	Six months ended
	June 30,
	2023	2022

	amounts in millions
Cash flows from operating activities:
Net earnings (loss)	$(59)	38
Adjustments to reconcile net earnings (loss) to net cash provided by operating activities
Depreciation and amortization	42	50
Stock-based compensation	49	45
Realized and unrealized (gains) losses on financial instruments, net	(7)	(59)
Deferred income tax expense (benefit)	(11)	13
Other charges (credits), net	14	21
Changes in operating assets and liabilities
Current and other assets	(81)	(65)
Payables and other liabilities	290	333
Net cash provided (used) by operating activities	237	376
Cash flows from investing activities:
Capital expended for property and equipment, including capitalized website development	(31)	(27)
Other investing activities, net	—	1
Net cash provided (used) by investing activities	(31)	(26)
Cash flows from financing activities:
Payment of withholding taxes on net share settlements of equity awards	(12)	(9)
Shares repurchased by subsidiary	(75)	—
Other financing activities, net	(6)	(4)
Net cash provided (used) by financing activities	(93)	(13)
Effect of foreign currency exchange rates on cash, cash equivalents and restricted cash	4	(19)
Net increase (decrease) in cash, cash equivalents and restricted cash	117	318
Cash, cash equivalents and restricted cash at beginning of period	1,053	760
Cash, cash equivalents and restricted cash at end of period	$1,170	1,078

See accompanying notes to condensed consolidated financial statements.

LIBERTY TRIPADVISOR HOLDINGS, INC.

Condensed Consolidated Statements of Equity

(unaudited)

	Stockholders' equity

					Accumulated		Noncontrolling
				Additional	other		interest in
	Common Stock			paid-in	comprehensive	Retained	equity of	Total
	Series A	Series B	Series C	capital	earnings (loss)	earnings (deficit)	subsidiaries	equity

	amounts in millions
Balance at January 1, 2023	$1	—	—	287	9	(439)	2,404	2,262
Net earnings (loss)	—	—	—	—	—	(21)	(38)	(59)
Other comprehensive earnings (loss)	—	—	—	—	(6)	—	4	(2)
Stock-based compensation	—	—	—	12	—	—	42	54
Withholding taxes on net share settlements of stock-based compensation	—	—	—	(12)	—	—	—	(12)
Shares issued by subsidiary	—	—	—	(4)	—	—	4	—
Shares repurchased by subsidiary	—	—	—	24	—	—	(99)	(75)
Balance at June 30, 2023	$1	—	—	307	3	(460)	2,317	2,168

	Stockholders' equity

					Accumulated		Noncontrolling
				Additional	other		interest in
	Common Stock			paid-in	comprehensive	Retained	equity of	Total
	Series A	Series B	Series C	capital	earnings (loss)	earnings (deficit)	subsidiaries	equity

	amounts in millions
Balance at March 31, 2023	$1	—	—	281	—	(470)	2,374	2,186
Net earnings (loss)	—	—	—	—	—	10	19	29
Other comprehensive earnings (loss)	—	—	—	—	3	—	(1)	2
Stock-based compensation	—	—	—	6	—	—	23	29
Withholding taxes on net share settlements of stock-based compensation	—	—	—	(3)	—	—	—	(3)
Shares issued by subsidiary	—	—	—	(1)	—	—	1	—
Shares repurchased by subsidiary	—	—	—	24	—	—	(99)	(75)
Balance at June 30, 2023	$1	—	—	307	3	(460)	2,317	2,168

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

Under these agreements, less than a million and approximately $1 million was reimbursable to Liberty Media for the three months ended June 30, 2023 and 2022, respectively, and approximately $1 million and $2 million was reimbursable to Liberty Media for the six months ended June 30, 2023 and 2022, respectively.

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

LIBERTY TRIPADVISOR HOLDINGS, INC.

Notes to Condensed Consolidated Financial Statements

(unaudited)

Included in the accompanying condensed consolidated statements of operations are the following amounts of stock-based compensation, the majority of which relates to Tripadvisor as discussed below:

	Three months ended		Six months ended
	June 30,		June 30,
	2023	2022	2023	2022

	amounts in millions
Operating expense	$11	10	21	19
Selling, general and administrative expense	15	13	28	26
	$26	23	49	45

Stock-based compensation expense related to Tripadvisor was $25 million and $21 million for the three months ended June 30, 2023 and 2022, respectively, and $48 million and $43 million for the six months ended June 30, 2023, and 2022, respectively.

TripCo - Outstanding Awards

The following table presents the number and weighted average exercise price (“WAEP”) of options to purchase TripCo common stock granted to certain officers, employees and directors of the Company, as well as the weighted average remaining contractual life and aggregate intrinsic value of the options.

Weighted
average
			remaining	Aggregate
			contractual	intrinsic
	Series A	WAEP	life	value
	in thousands		in years	in millions
Outstanding at January 1, 2023	1,102	$6.65
Granted	—	$—
Exercised	—	$—
Forfeited/Cancelled	—	$—
Outstanding at June 30, 2023	1,102	$6.65	3.7	$—
Exercisable at June 30, 2023	765	$7.63	3.4	$—

As of June 30, 2023, there were 600 thousand Series B TripCo options outstanding and exercisable at a WAEP of $4.23 and a weighted average remaining contractual life of 4.4 years.  There were no grants or exercises of Series B TripCo common stock during the six months ended June 30, 2023. On May 31, 2023, TripCo and our CEO agreed that TripCo would cancel the CEO’s vested and unexercised nonqualified stock options to purchase 1.8 million shares of Series B TripCo common stock, which had been granted in December 2014 with an exercise price equal to $27.83 per share, in exchange for an immaterial cash payment.

During the six months ended June 30, 2023, pursuant to an agreement among TripCo, Liberty Media Corporation and our CEO, TripCo granted 175 thousand performance-based RSUs of Series B TripCo common stock to our CEO and a cash award equal to $656,250 in satisfaction of the annual grant pursuant to which he was entitled under his employment agreement. The RSUs had a GDFV of $1.04 per share at the time they were granted.  The RSUs and the cash award cliff vest one year from the month of grant, subject to the satisfaction of certain performance objectives. Performance objectives, which are subjective, are considered in determining the timing and amount of the compensation expense recognized. When the satisfaction of the performance objectives becomes probable, the Company records compensation expense. The probability of satisfying the performance objectives is assessed at the end of each reporting period.

As of June 30, 2023, the total unrecognized compensation cost related to unvested Awards was approximately $2.2 million. Such amount will be recognized in the Company's condensed consolidated statements of operations over a

LIBERTY TRIPADVISOR HOLDINGS, INC.

Notes to Condensed Consolidated Financial Statements

(unaudited)

weighted average period of approximately 1.5 years.

As of June 30, 2023, TripCo reserved 1.7 million shares of Series A and Series B common stock for issuance under exercise privileges of outstanding stock options.

Tripadvisor Equity Grant Awards

The following table presents the number and WAEP of the Awards to purchase Tripadvisor common stock (“TRIP common stock”) granted to certain officers, employees and directors of Tripadvisor.

			Weighted
			average
	Tripadvisor		remaining	Aggregate
	stock		contractual	intrinsic
	options	WAEP	life	value
	in thousands		in years	in millions
Outstanding at January 1, 2023	5,462	$43.48
Granted	138	$20.85
Cancelled or expired	(466)	$41.95
Outstanding at June 30, 2023	5,134	$43.01	4.5	$—
Exercisable at June 30, 2023	3,816	$49.19	3.0	$—
Vested and expected to vest after June 30, 2023	4,988	$43.47	4.4	$—

The weighted average GDFV of options granted was $10.46 per share for the six months ended June 30, 2023.

Additionally, during the six months ended June 30, 2023, Tripadvisor granted approximately 7 million units, and vested and released approximately 2 million units, which included primarily service-based RSUs, as well as a limited number of performance-based RSUs (“PSUs”) and market-based restricted stock units (“MSUs”) under the 2018 Stock and Annual Incentive Plan. The estimated GDFV per RSU and PSU was measured based on the quoted price of TRIP common stock at the date of the grant, with PSUs calculated upon the establishment of performance targets and amortized on a straight-line basis over the requisite service period. Based upon actual attainment relative to the target financial metrics, employees have the ability to receive up to 200% of the target number originally granted, or to be issued none at all.  As the MSUs provide for vesting based upon Tripadvisor’s total shareholder return, or “TSR,” performance, the potential outcomes of future stock prices and TSR of Tripadvisor and the Nasdaq Composite Total Return Index, was used to calculate the GDFV of these awards. The weighted average GDFV for RSUs, PSUs and MSUs granted, vested and released, and cancelled during the six months ended June 30, 2023 was $21.46 per share, $30.55 per share, and $25.82 per share, respectively.

As of June 30, 2023, the total unrecognized compensation cost related to Tripadvisor stock-based awards, substantially RSUs,  was approximately $288 million and will be recognized over a weighted average period of approximately 3.0 years.

(3) Earnings (Loss) Per Common Share (EPS)

Basic earnings (loss) per common share (“EPS”) is computed by dividing net earnings (loss) attributable to common shareholders by the weighted average number of common shares outstanding (“WASO”) for the period. Diluted EPS presents the dilutive effect on a per share basis of potential common shares as if they had been converted at the beginning of the periods presented. Excluded from EPS for the three and six months ended June 30, 2023 are 1 million and 2 million, respectively, of potential common shares due to stock options because their inclusion would be antidilutive.  Excluded

LIBERTY TRIPADVISOR HOLDINGS, INC.

Notes to Condensed Consolidated Financial Statements

(unaudited)

from EPS for both of the three and six months ended June 30, 2022 are 3 million of potential common shares due to stock options because their inclusion would be antidilutive.

	Liberty TripAdvisor Holdings Common Stock
	Three months ended		Six months ended
	June 30,		June 30,
	2023	2022	2023	2022

	number of shares in millions
Basic WASO	77	76	76	76
Potentially dilutive shares (1)	1	1	2	1
Diluted WASO	78	77	78	77

(1)	Potentially dilutive shares are excluded from the computation of diluted EPS during periods in which losses are reported since the result would be antidilutive.

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

The Company’s assets and liabilities measured at fair value are as follows:

	June 30, 2023			December 31, 2022
		Quoted prices	Significant		Quoted prices	Significant
		in active	other		in active	other
		markets for	observable		markets for	observable
		identical assets	inputs		identical assets	inputs
Description	Total	(Level 1)	(Level 2)	Total	(Level 1)	(Level 2)

	amounts in millions
Cash equivalents	$531	531	—	232	32	200
Variable Prepaid Forward	$15	—	15	12	—	12
TripCo Exchangeable Senior Debentures due 2051	$259	—	259	237	—	237
Financial instrument liabilities	$11	—	11	30	—	30

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

On August 10, 2022, TripSPV, a wholly owned subsidiary of the Company, amended its variable prepaid forward (“VPF”) with a financial institution with respect to 2.4 million shares of TRIP common stock held by the Company. Pursuant to the amendment, the VPF has a forward floor price of $23.64 per share and a forward cap price of $29.24 per

LIBERTY TRIPADVISOR HOLDINGS, INC.

Notes to Condensed Consolidated Financial Statements

(unaudited)

share. The VPF is included in other assets, at cost, net of accumulated amortization in the condensed consolidated balance sheet.

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

Realized and Unrealized Gains (Losses) on Financial Instruments

Realized and unrealized gains (losses) on financial instruments are comprised of changes in the fair value of the following:

	Three months ended		Six months ended
	June 30,		June 30,
	2023	2022	2023	2022

	amounts in millions
Variable Prepaid Forward	$6	15	3	15
TripCo Exchangeable Senior Debentures due 2051	(5)	8	(15)	—
Financial instrument liabilities	14	46	19	42
Tripadvisor foreign currency forward contracts	—	2	—	2
	$15	71	7	59

The Company has elected to account for the Debentures using the fair value option. Changes in the fair value of the Debentures and financial instrument assets and liabilities recognized in the condensed consolidated statement of operations are primarily due to market factors primarily driven by changes in the fair value of the underlying shares of the financial instruments. The Company isolates the portion of the unrealized gain (loss) attributable to the change in the instrument specific credit risk and recognizes such amount in other comprehensive earnings (loss).  The change in the fair value of the Debentures attributable to changes in the instrument specific credit risk was a gain of $4 million and a gain of $37 million for the three months ended June 30, 2023 and 2022, respectively and a loss of $7 million and a gain of $41 million for the six months ended June 30, 2023 and 2022, respectively.  The cumulative change was a gain of $36 million as of June 30, 2023.

LIBERTY TRIPADVISOR HOLDINGS, INC.

Notes to Condensed Consolidated Financial Statements

(unaudited)

(5) Debt

Outstanding debt at June 30, 2023 and December 31, 2022 is summarized as follows:

	June 30,	December 31,
	2023	2022

	amounts in millions
TripCo Exchangeable Senior Debentures due 2051	$259	237
TripCo variable prepaid forward	52	51
Tripadvisor Credit Facility	—	—
Tripadvisor Senior Notes due 2025	500	500
Tripadvisor Convertible Senior Notes due 2026	345	345
Deferred financing costs	(7)	(8)
Total consolidated TripCo debt	1,149	1,125
Debt classified as current	—	—
Total long-term debt	$1,149	1,125

TripCo Exchangeable Senior Debentures due 2051

On March 25, 2021, TripCo issued $300 million aggregate original principal amount of the Debentures.  Pursuant to the terms of the offering, on March 31, 2021, the initial purchasers notified the Company of their intention to exercise the option to purchase $30 million aggregate original principal amount of additional Debentures. The additional Debentures were issued on April 5, 2021. Upon an exchange of Debentures, TripCo, at its option, may deliver shares of TRIP common stock or the value thereof in cash or a combination of shares of TRIP common stock and cash. Initially, 14.3299 shares of TRIP common stock are attributable to each $1,000 original principal amount of Debentures, representing an initial exchange price of approximately $69.78 for each share of TRIP common stock. A total of approximately 4.7 million shares of TRIP common stock are attributable to the Debentures. Interest is payable quarterly on March 31, June 30, September 30 and December 31 of each year, commencing June 30, 2021. The Debentures may be redeemed by TripCo, in whole or in part, on or after March 27, 2025. Holders of Debentures also have the right to require TripCo to purchase their Debentures on March 27, 2025. The redemption and purchase price will generally equal 100% of the adjusted principal amount of the Debentures plus accrued and unpaid interest to the redemption date, plus any final period distribution. As of June 30, 2023, a holder of the Debentures does not have the ability to exchange and, accordingly, the Debentures are classified as long-term debt in the condensed consolidated balance sheet.

TripCo used a portion of the net proceeds from the sale of the Debentures to fund the cash portion of the purchase price for the repurchase of a portion of the Series A Preferred Stock (see note 6 below).

TripCo Variable Prepaid Forward

The VPF amendment executed in August 2022, as described in note 4, was accounted for as a modification for the debt component of the VPF. The VPF matures in November 2025. At maturity, the accreted loan amount due will be approximately $57 million.  As of June 30, 2023, 2.4 million shares of TRIP common stock, with a value of approximately $40 million, were pledged as collateral pursuant to the VPF contract.

Tripadvisor Credit Facility

Tripadvisor is party to a credit agreement with a group of lenders, initially entered into in June 2015 (as amended, the “Credit Agreement”), which, among other things, provides for a $500 million secured revolving credit facility (the “Credit Facility”). On May 8, 2023, Tripadvisor declared a “Covenant Changeover Date” (as defined in its existing credit agreement), thereby declaring Tripadvisor out of the financial covenant holiday and no longer subject to certain of the restrictive covenants contained in the agreement. Following that, on June 29, 2023, Tripadvisor amended and restated the

LIBERTY TRIPADVISOR HOLDINGS, INC.

Notes to Condensed Consolidated Financial Statements

(unaudited)

Credit Agreement (the "Restated Credit Agreement") to, among other things, (i) extend the maturity date of the Credit Facility from May 12, 2024 to June 29, 2028 (unless, on any date that is 91 days prior to the final scheduled maturity date in respect of any indebtedness outstanding under certain “specified debt,” the aggregate outstanding principal amount of such specified debt is $200 million or more then the maturity date will be such business day); (ii) maintain the aggregate amount of revolving commitments available at $500 million; (iii) increases the total net leverage ratio from 3.5 to 1.0 to 4.5 to 1.0; and (iv) replace the LIBOR interest rate benchmark with a secured overnight financing rate ("SOFR") interest rate benchmark.

Tripadvisor may borrow from the Credit Facility in U.S dollars, Euros and Sterling. Borrowings under the Credit Facility generally bear interest, at Tripadvisor’s option, at a rate per annum equal to either (i) the Term Benchmark Borrowing rate, or the EURIBO rate for the interest period in effect for such borrowings in Euro; plus an applicable margin ranging from 1.75% to 2.50% (“Term Benchmark/RFP Spread”), based on Tripadvisor’s total net leverage ratio; (ii) the RFP Borrowing rate, or the Daily Simple Sterling Overnight Interbank Average rate for the interest period in effect for such borrowings in Sterling; plus the Term Benchmark/RFP Spread, based on Tripadvisor’s total net leverage ratio; or (iii) the Alternate Base Rate (“ABR”) Borrowing, which is the greatest of (a) the Prime Rate in effect on such day, (b) the New York Fed Bank Rate in effect on such day plus 1/2 of 1.00% per annum; and (c) the Term Benchmark Borrowing rate, or Adjusted Term SOFR for an interest period of one month as published two US Government Securities Business Days prior to such day (or if such day is not a US Government Securities Business Day, the immediately preceding US Government Securities Business Day) plus 1.00% per annum; in addition to an applicable margin ranging from 0.75% to 1.50%, based on Tripadvisor’s total net leverage ratio. In addition, Tripadvisor is required to pay a quarterly commitment fee, at an applicable rate ranging from 0.25% to 0.40%, on the daily unused portion of the Credit Facility for each fiscal quarter and in connection with the issuance of letters of credit. As of June 30, 2023, Tripadvisor’s unused revolver capacity was subject to a commitment fee of 0.25%, given the Company’s total net leverage ratio. In addition, Tripadvisor’s Credit Facility includes $15 million of borrowing capacity available for letters of credit and $40 million for swing line borrowings on same-day notice.

As of June 30, 2023 and December 31, 2022, Tripadvisor had no outstanding borrowings under the Credit Facility and had issued $4 million of undrawn standby letters of credit under the Credit Facility.

The Credit Facility, among other things, requires Tripadvisor to maintain a maximum total net leverage ratio and contains certain customary affirmative and negative covenants and events of default, including a change of control.

2025 Senior Notes

In 2020, Tripadvisor issued $500 million of outstanding aggregate principal amount of 7.0% senior notes due 2025 (the "2025 Senior Notes"). The 2025 Senior Notes are governed by an indenture, dated July 9, 2020 (the “2025 Indenture”), among Tripadvisor, the guarantors and the trustee. The 2025 Indenture provides, among other things, that interest is payable on the 2025 Senior Notes semiannually on January 15 and July 15 of each year, and continues until their maturity date of July 15, 2025. The 2025 Senior Notes are senior unsecured obligations of Tripadvisor, although unconditionally guaranteed on a joint and several basis, by certain of Tripadvisor’s domestic subsidiaries.

As of June 30, 2023, Tripadvisor estimated the fair value of its outstanding 2025 Senior Notes to be approximately $502 million and considered the Senior Notes to be a “Level 2” fair value measurement. The estimated fair value of the 2025 Senior Notes was based on recently reported market transactions and/or prices for identical or similar financial instruments obtained from a third-party pricing source.

2026 Convertible Senior Notes

In 2021, Tripadvisor issued $345 million in outstanding aggregate principal amount of 0.25% Convertible Senior Notes due 2026 (the “2026 Convertible Senior Notes”). Tripadvisor also entered into an Indenture dated March 25, 2021 (the “2026 Indenture”), among Tripadvisor, the guarantors party thereto and the trustee. The terms of the 2026 Convertible

LIBERTY TRIPADVISOR HOLDINGS, INC.

Notes to Condensed Consolidated Financial Statements

(unaudited)

Senior Notes are governed by the 2026 Indenture. The 2026 Convertible Senior Notes mature on April 1, 2026, unless earlier converted, redeemed, or repurchased. The 2026 Convertible Senior Notes are senior unsecured obligations of Tripadvisor, although unconditionally guaranteed on a joint and several basis, by certain of Tripadvisor’s domestic subsidiaries, with interest payable semiannually in arrears on April 1 and October 1 of each year.  As of June 30, 2023 and December 31, 2022, unpaid interest on Tripadvisor’s 2026 Convertible Senior Notes was not material.

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

As of June 30, 2023, Tripadvisor estimated the fair value of its outstanding 2026 Convertible Senior Notes to be approximately $291 million and considered the 2026 Convertible Senior Notes to be a “Level 2” fair value measurement. The estimated fair value of the 2026 Convertible Senior Notes was based on recently reported market transactions and/or prices for identical or similar financial instruments obtained from a third-party pricing source.

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

The Capped Calls are considered indexed to Tripadvisor’s own stock and are considered equity under GAAP. The Capped Calls are reported as a reduction to additional paid-in-capital and noncontrolling interest in equity of subsidiaries within stockholders’ equity as of June 30, 2023 and December 31, 2022.

Debt Covenants

As of June 30, 2023, Tripadvisor was in compliance with its debt covenants.

(6) Redeemable Preferred Stock

On March 15, 2020, TripCo and Gregory B. Maffei entered into an Investment Agreement (the “Investment Agreement”) with Certares Holdings LLC, Certares Holdings (Blockable) LLC and Certares Holdings (Optional) LLC with respect to an investment in TripCo’s Series A Preferred Stock, which was later assigned to Certares LTRIP LLC

LIBERTY TRIPADVISOR HOLDINGS, INC.

Notes to Condensed Consolidated Financial Statements

(unaudited)

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

There were 187,414 shares of Series A Preferred Stock authorized, issued and outstanding at June 30, 2023 and December 31, 2022.

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

LIBERTY TRIPADVISOR HOLDINGS, INC.

Notes to Condensed Consolidated Financial Statements

(unaudited)

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

Recognition

Prior to the partial redemption, as the Series A Preferred Stock was redeemable and the redemption triggers were outside of TripCo’s control, the Company was required to classify the shares outside of permanent equity.  The Company calculated the carrying value of the Series A Preferred Stock pursuant to the Redemption Price calculation, and any changes in the carrying value of the Series A Preferred Stock were recorded directly to retained earnings. Immediately prior to the partial redemption, the Company recognized a $410 million decrease to retained earnings related to the value of the Series A Preferred Stock. As a result of the Repurchase Agreement, the Series A Preferred Stock may no longer be settled in shares of TripCo or TRIP common stock and the Purchaser no longer has the ability to participate on the TripCo board purely through ownership of Series A Preferred Stock. Following an evaluation of the accounting impact of these changes, we concluded the Series A Preferred Stock is a debt host with an equity-indexed derivative that is required to be bifurcated. Accordingly, the Series A Preferred Stock was required to be measured at fair value, through retained earnings, in connection with the reclassification from temporary equity to a liability.  The fair value of the Series A Preferred Stock was estimated to be $40 million lower than its redemption value and such amount was recorded as an increase to retained earnings. The debt host component is included in the preferred stock liability on the condensed consolidated balance sheet and will be accreted through interest expense to the amount to be paid upon settlement. The Preferred Stock Derivative is included in financial instrument liabilities at fair value in the condensed consolidated balance sheet.  As of June 30, 2023, the estimated fair value of the debt host component was $214 million, based on the present value of the liquidation price

LIBERTY TRIPADVISOR HOLDINGS, INC.

Notes to Condensed Consolidated Financial Statements

(unaudited)

on the redemption date (Level 2). The Preferred Stock Derivative is included in financial instrument liabilities at fair value in the condensed consolidated balance sheets.

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

Common Stock

Series A common stock entitles the holders to one vote per share, Series B common stock entitles the holders to ten votes per share and Series C common stock, except as otherwise required by applicable law, entitles the holder to no voting rights.  As of June 30, 2023, no shares of Series C common stock have been issued. All series of TripCo common stock participate on an equal basis with respect to dividends and distributions.

Subsidiary Purchases of Common Stock

During the three months ended June 30, 2023, Tripadvisor repurchased 4,724,729 shares of its outstanding common stock at an average share price of $15.85 per share, exclusive of fees and commissions, or $75 million in the aggregate, which completed Tripadvisor’s share repurchase program.

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

Income Tax Matters

Tripadvisor received Notices of Proposed Adjustments from the IRS with respect to income tax returns filed by Expedia when Tripadvisor was part of Expedia Group’s consolidated income tax return for the 2009, 2010, and 2011 tax years. The assessment is related to certain transfer pricing arrangements with foreign subsidiaries, which Tripadvisor had requested competent authority assistance under the Mutual Agreement Procedure (“MAP”) for the 2009 through 2011 tax years. In January 2023, Tripadvisor received a final notice from the IRS regarding a MAP settlement for the 2009 through 2011 tax years, which Tripadvisor accepted in February 2023. In the first quarter of 2023, Tripadvisor recorded additional income tax expense as a discrete item, inclusive of interest, of $31 million specifically related to this settlement. During the first quarter of 2023, Tripadvisor reviewed the impact of the acceptance of this settlement position against its existing transfer pricing income tax reserves for the subsequent tax years, which resulted in incremental income tax expense, inclusive of estimated interest, of $24 million. The total impact of these adjustments resulted in an incremental income tax expense of $55 million, which was recognized during the three months ended March 31, 2023.

During the three months ended June 30, 2023, Tripadvisor made a U.S. federal tax payment of $113 million,

LIBERTY TRIPADVISOR HOLDINGS, INC.

Notes to Condensed Consolidated Financial Statements

(unaudited)

inclusive of interest, to Expedia related to this IRS audit settlement, pursuant to a tax sharing agreement with Expedia. This amount was previously accrued in other liabilities on the unaudited condensed consolidated balance sheet. Tripadvisor anticipates a competent authority refund and federal tax benefits, net of state tax payments due, associated with this IRS audit settlement will be substantially settled in the next twelve months, resulting in an estimated net cash inflow of $45 million to $55 million, inclusive of related interest expense. The related receivable is reflected in income taxes receivable on the unaudited condensed consolidated balance sheet as of June 30, 2023.

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

We have three reportable segments: (1) Tripadvisor Core; (2) Viator; and (3) TheFork.

●	Tripadvisor Core – This segment includes Tripadvisor-branded hotels revenue, which consists of hotel meta revenue, primarily click-based advertising revenue, and hotel B2B revenue, which includes primarily subscription-based advertising and hotel sponsored placements revenue; Tripadvisor-branded display and platform revenue, which consists primarily of display-based advertising revenue; Tripadvisor experiences and dining revenue, which consists of intercompany (intersegment) revenue related to affiliate marketing commissions earned from experience bookings, and to a lesser extent, restaurant reservation bookings on Tripadvisor-branded websites and mobile apps, fulfilled by Viator and TheFork, respectively, which are eliminated on a consolidated basis, in addition to external revenue generated from Tripadvisor restaurant service offerings; as well as other revenue, which consists of cruises, alternative accommodation rentals, flights and rental car revenue.
●	Viator – Tripadvisor provides information and services for consumers to research and book tours, activities and experiences in popular travel destinations through Viator.
●	TheFork – Tripadvisor provides information and services for consumers to research and book restaurants in popular travel destinations through this dedicated restaurant reservations offering.

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

LIBERTY TRIPADVISOR HOLDINGS, INC.

Notes to Condensed Consolidated Financial Statements

(unaudited)

	Three months ended		Six months ended
	June 30,		June 30,
	2023	2022	2023	2022

Major Products/Revenue Sources:	amounts in millions
Tripadvisor Core
Tripadvisor-branded hotels	$174	188	343	322
Tripadvisor-branded display and platform	42	37	72	63
Tripadvisor experiences and dining	50	35	83	56
Other	13	14	25	24
Total Tripadvisor Core	279	274	523	465

Viator	216	136	331	192
TheFork	38	32	73	58
Intersegment eliminations	(39)	(25)	(62)	(36)
Total Revenue	$494	417	865	679

The following table provides information about the balances of accounts receivable and contract assets, net of allowance for credit losses, from contracts with customers:

	June 30, 2023	December 31, 2022

	amounts in millions
Accounts receivable	$211	173
Contract assets	29	32
Total	$240	205

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

Contract liabilities generally include payments received in advance of performance under the contract, and are realized as revenue as the performance obligation to the customer is satisfied, which Tripadvisor presents as deferred revenue on its consolidated balance sheets. As of January 1, 2023, Tripadvisor had $44 million recorded as deferred revenue on its condensed consolidated balance sheet, of which $8 million and $36 million was recognized as revenue during the three and six months ended June 30, 2023, respectively.  During the three and six months ended June 30, 2023, refunds due to cancellations by travelers were $1 million and $3 million, respectively.  As of January 1, 2022, Tripadvisor had $36 million recorded as deferred revenue in the condensed consolidated balance sheet, of which $8 million and $26 million was recognized as revenue during the three and six months ended June 30, 2022, respectively. During the three months ended June 30, 2022, refunds due to cancellations by travelers were not material, while $2 million was refunded due to cancellations by travelers during the six months ended June 30, 2022.

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

LIBERTY TRIPADVISOR HOLDINGS, INC.

Notes to Condensed Consolidated Financial Statements

(unaudited)

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

Adjusted OIBDA is summarized as follows:

	Three months ended June 30,		Six months ended June 30,
	2023	2022	2023	2022

	amounts in millions
Tripadvisor Core	$96	116	168	172
Viator	(2)	—	(31)	(20)
TheFork	(4)	(7)	(14)	(15)
Corporate and eliminations	(3)	(1)	(6)	(4)
Consolidated TripCo	$87	108	117	133

In addition, we do not report assets, capital expenditures and related depreciation expense by segment as our Chief Operating Decision Maker (“CODM”) does not use this information to evaluate operating segments. Accordingly, we do not regularly provide such information by segment to our CODM.

The following table provides a reconciliation of Adjusted OIBDA to Operating income (loss) and Earnings (loss) before income taxes:

	Three months ended		Six months ended
	June 30,		June 30,
	2023	2022	2023	2022

	amounts in millions
Adjusted OIBDA	$87	108	117	133
Stock-based compensation	(26)	(23)	(49)	(45)
Depreciation and amortization	(21)	(25)	(42)	(50)
Non-recurring expenses (1)	—	—	(3)	—
Operating income (loss)	40	60	23	38
Interest expense	(17)	(16)	(33)	(33)
Dividend and interest income	12	2	23	2
Realized and unrealized gains (losses), net	15	71	7	59
Other, net	(1)	(4)	(2)	(5)
Earnings (loss) before income taxes	$49	113	18	61

(1)	Tripadvisor expensed $3 million of previously capitalized transaction costs during the six months ended June 30, 2023 to selling, general and administrative, including stock-based compensation on the condensed consolidated statement of operations. Tripadvisor considers such costs to be non-recurring in nature.

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

Overview

The accompanying financial statements and the other information herein refer to Liberty TripAdvisor Holdings, Inc. and its controlled subsidiaries as “TripCo,” “Consolidated TripCo,” the “Company,” “us,” “we” and “our” unless the context otherwise requires. We own an approximate 21% economic interest and 57% voting interest in Tripadvisor as of June 30, 2023. All significant intercompany accounts and transactions have been eliminated in the accompanying condensed consolidated financial statements.

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

During the first quarter of 2022, Tripadvisor experienced a significant negative impact from the COVID-19 Omicron variant across its segments, which helped contribute to the year-over-year revenue growth rate during the first half of 2023. Asia-Pacific, which represents a small portion of Tripadvisor’s overall business, has been slower to recover due to longer and sustained travel restrictions as a result of the COVID-19 pandemic. However, in the first quarter of 2023, travel restrictions across Asia began to ease relative to 2022 and continued in the second quarter of 2023, contributing to increased year-over-year revenue growth within this region.

Prior to Google introducing changes to its search engine results page, Tripadvisor generated a significant amount of direct traffic from search engines, such as Google, through strong SEO performance across all segments. Tripadvisor believes its SEO traffic acquisition performance has been negatively impacted in the past, and may be impacted in the future by search engines (primarily Google) increasing the prominence of their own products in search results across its business, most notably within its hotel meta offering within the Tripadvisor Core segment.

In response to strong consumer demand for Tripadvisor’s experiences offerings across the Viator and Tripadvisor Core segments, Tripadvisor continued to increase investment in performance marketing and brand spend during the first half of 2023 to grow market share in this large underpenetrated market. Over the long-term, Tripadvisor is focused on driving a greater percentage of its traffic from direct sources and channels which are more profitable than performance marketing channels.

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

On July 31, 2023, Tripadvisor approved global cost reduction measures to provide additional flexibility in prioritizing its strategic investment. At this time, Tripadvisor expects an estimated $35 million in annualized cost savings across several areas of the company, related to targeted global workforce reduction measures, largely in the Tripadvisor Core segment, including corporate general and administrative. Cost reduction measures may also include, but are not limited to, discretionary spend and real estate. Tripadvisor expects these cost reduction measures to be largely completed over the remainder of 2023.

Tripadvisor’s share price has been challenged as a result of current business trends and global economic conditions. TripCo will continue to monitor Tripadvisor’s current business performance versus the current and updated long-term forecasts, among other relevant considerations, to determine if the carrying value of its assets (including Goodwill and Trademarks) is appropriate. Future outlook declines in revenue, cash flows, or other factors could result in a sustained decrease in fair value that may result in a determination that carrying value adjustments are required, which could be material.

Results of Operations—Consolidated—June 30, 2023 and 2022

General.  We provide in the tables below information regarding our consolidated Operating Results and Other Income and Expense.

	Three months ended		Six months ended
	June 30,		June 30,
	2023	2022	2023	2022

	amounts in millions
Revenue
Tripadvisor Core	$279	274	523	465
Viator	216	136	331	192
TheFork	38	32	73	58
Intersegment eliminations	(39)	(25)	(62)	(36)
Total revenue	494	417	865	679
Operating expense	101	74	188	141
Selling, general and administrative expense	306	235	563	405
Stock-based compensation	26	23	49	45
Depreciation and amortization	21	25	42	50
Operating income (loss)	40	60	23	38
Other income (expense):
Interest expense	(17)	(16)	(33)	(33)
Dividend and interest income	12	2	23	2
Realized and unrealized gains (losses) on financial instruments, net	15	71	7	59
Other, net	(1)	(4)	(2)	(5)
	9	53	(5)	23
Earnings (loss) before income taxes	49	113	18	61
Income tax (expense) benefit	(20)	(22)	(77)	(23)
Net earnings (loss)	$29	91	(59)	38

Adjusted OIBDA	$87	108	117	133

Revenue. Tripadvisor Core revenue increased $5 million and $58 million during the three and six months ended June 30, 2023, respectively, when compared to the same periods in the prior year. The increase in Tripadvisor Core revenue is detailed as follows:

	Three months ended		Six months ended
	June 30,		June 30,
	2023	2022	2023	2022

	amounts in millions
Tripadvisor-branded hotels	$174	188	343	322
Tripadvisor-branded display and platform	42	37	72	63
Tripadvisor experience and dining (1)	50	35	83	56
Other	13	14	25	24
Total Tripadvisor Core	$279	274	523	465

(1)Tripadvisor experiences and dining revenue within the Tripadvisor Core segment are shown gross of intersegment (intercompany) revenue, which is eliminated on a consolidated basis. See note 9 to the accompanying condensed consolidated financial statements for a discussion of intersegment revenue.

Tripadvisor-branded hotels revenue includes hotel meta revenue, primarily click-based advertising revenue, and hotel B2B revenue, which includes primarily subscription-based advertising and hotel sponsored placements revenue. For the three and six months ended June 30, 2023, 62% and 66%, respectively, and for both of the three and six months ended June 30, 2022, 69% of Tripadvisor Core segment revenue was derived from Tripadvisor-branded hotels. Tripadvisor-branded hotels revenue decreased $14 million during the three months ended June 30, 2023, when compared to the same period in 2022, primarily driven by a decrease in Tripadvisor’s European hotel meta revenue related to lower seasonal demand and increased competitive environment in paid channels, leading to a decrease in paid volume clicks. This decrease was partially offset by improved hotel B2B revenue when compared to the second quarter of 2022.

Tripadvisor-branded hotels revenue increased $21 million during the six months ended June 30, 2023 when compared to the same period in 2022, primarily driven by improved hotel B2B revenue, and improved hotel meta revenue in the U.S. and the rest of the world geographic markets, primarily driven by strong consumer travel demand compared to the first half of 2022, which was negatively impacted by the COVID-19 Omicron variant during the first quarter of 2022. In addition, Tripadvisor saw continued strength in hotel meta monetization in the U.S., as CPC rates remained robust when compared to the same quarter of 2022, as consumer demand remained strong. These improvements were partially offset by a decrease in Tripadvisor’s European hotel meta revenue during the second quarter of 2023, as described above.

Tripadvisor-branded display and platform revenue increased $5 million and $9 million during the three and six months ended June 30, 2023, respectively, when compared to the same periods in 2022, primarily driven by an increase in marketing spend from advertisers, in correlation with strong consumer travel demand.

Tripadvisor experiences and dining revenue includes intercompany (intersegment) revenue consisting of affiliate marketing commissions earned primarily from experience bookings and, to a lesser extent, restaurant reservation bookings, on Tripadvisor-branded websites and mobile apps fulfilled by Viator and TheFork, respectively, which are eliminated on a consolidated basis, in addition to external revenue generated from Tripadvisor’s restaurant service offerings. Tripadvisor experiences and dining revenue increased $15 million and $27 million during the three and six months ended June 30, 2023, respectively, when compared to the same periods in 2022, primarily driven by strong consumer demand for experiences, conversion rate improvements and enhancements to Tripadvisor’s online user experience.

Other revenue includes rentals revenue, in addition to primarily click-based advertising and display-based advertising revenue from cruises, flights and cars offerings on Tripadvisor websites and mobile apps. Other revenue remained relatively flat for the three and six months ended June 30, 2023, compared to the same periods in the prior year.

Viator revenue increased $80 million and $139 million during the three and six months ended June 30, 2023, respectively, when compared to the same periods in 2022, primarily driven by strong consumer demand for experiences across all geographies. Viator is also benefitting from a larger macro trend, or secular shift, as the large global market in which it operates continues to grow and migrate online from traditional offline sources.

TheFork segment revenue increased $6 million and $15 million during the three and six months ended June 30, 2023, respectively, when compared to the same periods in 2022, driven by increased consumer demand for dining, including increased bookings, during 2023 compared to the first half of 2022, as well as, a decrease in the negative impact of the COVID-19 Omicron variant which occurred during the first quarter of 2022.

Operating expense. Operating expense increased $27 million and $47 million for the three and six months ended June 30, 2023, respectively, when compared to the same periods in 2022, primarily due to increases of $17 million and $30 million, respectively, in technology and content costs due to increased personnel and overhead costs resulting from additional headcount and contingent staff to support business growth related to the travel demand recovery that began during 2022, as well as increases of $10 million and $17 million, respectively, in cost of revenue, the majority of which was due to increased direct costs from credit card payment processing fees and other revenue-related transaction costs in the Viator segment in direct correlation with an increase in revenue, as Viator serves as the merchant of record for the significant majority of its experience booking transactions.

Selling, general and administrative. Selling, general and administrative expense increased $71 million and $158 million for the three and six months ended June 30, 2023, respectively, when compared to the same periods in the prior year. The most significant driver of selling, general and administrative expense is selling and marketing costs, which consist of direct selling and marketing costs and indirect costs, such as personnel and overhead. Tripadvisor’s selling and marketing costs increased $52 million and $129 million during the three and six months ended June 30, 2023, respectively, when compared to the same period in 2022, primarily due to an increase of $47 million and $110 million, respectively, in paid online traffic acquisition costs, including Tripadvisor’s search engine marketing (“SEM”) and other paid online traffic acquisition spend, and also other marketing costs, including brand spend, the substantial majority of which was incurred within the Viator segment and, to a lesser extent, the Tripadvisor Core segment, in order to capture consumer demand, including increased investment in the marketing of Tripadvisor’s experiences offerings within these segments for growth opportunities, partially offset by a decrease in television advertising costs of $6 million in TheFork segment during the three months ended June 30, 2023.

Tripadvisor’s general and administrative costs increased $17 million and $27 million during the three and six months ended June 30, 2023, respectively, when compared to the same periods in 2022, the majority of which was due to an increase in professional service fees, primarily due to non-income tax related government assistance benefits related to COVID-19 relief of $11 million received by Tripadvisor during the second quarter of 2022, which did not reoccur in 2023, a non-recurring expense of $3 million related to previously capitalized transactions costs during the first quarter of 2023, an increase in personnel and overhead costs driven by additional headcount to help support business growth related to the travel demand recovery that began during 2022 and incremental digital service tax costs of $3 million and $4 million for the three and six month periods, respectively.

Operating Income (Loss).  Operating income decreased $20 million and $15 million during the three and six months ended June 30, 2023, respectively, when compared to the same periods in the prior year, due to the above explanations.

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

	Three months ended		Six months ended
	June 30,		June 30,
	2023	2022	2023	2022

	amounts in millions
Operating income (loss)	$40	60	23	38
Stock-based compensation	26	23	49	45
Depreciation and amortization	21	25	42	50
Non-recurring expenses (1)	—	—	3	—
Adjusted OIBDA	$87	108	117	133

(1)	Tripadvisor expensed $3 million of previously capitalized transaction costs during the six months ended June 30, 2023 to selling, general and administrative, including stock-based compensation on the condensed consolidated statement of operations. Tripadvisor considers such costs to be non-recurring in nature.

Adjusted OIBDA is summarized as follows:

	Three months ended		Six months ended
	June 30,		June 30,
	2023	2022	2023	2022

	amounts in millions

Tripadvisor Core	$96	116	168	172
Viator	(2)	—	(31)	(20)
TheFork	(4)	(7)	(14)	(15)
Corporate	(3)	(1)	(6)	(4)
Consolidated TripCo	$87	108	117	133

Consolidated Adjusted OIBDA decreased $21 million and $16 million during the three and six months ended June 30, 2023, respectively, when compared to the same periods in the prior year.  Tripadvisor Core Adjusted OIBDA decreased $20 million and $4 million during the three and six months ended June 30, 2023, respectively, when compared to the same periods in the prior year, while Adjusted OIBDA margin decreased by 8% and 5% during the three and six months ended June 30, 2023, respectively, when compared to the same periods in 2022. This was primarily due to an increase in personnel and overhead costs to support business growth, particularly during the second half of 2022 related to the travel demand recovery, an increase in direct selling and marketing expenses related to SEM and other online paid traffic acquisition costs as well as a decrease in Tripadvisor’s European hotel meta revenue during the second quarter of 2023, partially offset by an increase in other Tripadvisor Core segment revenue, as noted above.

Viator Adjusted OIBDA loss increased $2 million and $11 million during the three and six months ended June 30, 2023, respectively, when compared to the corresponding periods in 2022, primarily due to an increase in selling and marketing expenses related to SEM, other online paid traffic acquisition costs, and other marketing costs, including brand spend, in response to strong consumer demand for experiences and increased investment to grow market share and drive brand awareness, and, to a lesser extent, an increase in direct costs from credit card payments and other revenue-related transaction costs in direct correlation with an increase in revenue. In addition, increases in personnel and overhead costs, particularly during the second half of 2022, to support business growth related to strong consumer demand and travel demand recovery contributed to Adjusted OIBDA losses in this segment. This was all largely offset by an increase in revenue as noted above.

The Fork Adjusted OIBDA loss decreased $3 million and $1 million during the three and six months ended June 30, 2023, respectively, when compared to the corresponding periods in the prior year, while Adjusted OIBDA margin improved by 11% and 7% during the three and six months ended June 30, 2023, respectively, when compared to the same periods in the prior year, primarily due to an increase in revenue as noted above, a decrease in selling and marketing expenses related to SEM, other online paid traffic acquisition costs, and television advertising costs during the second quarter of 2023, which were largely offset by non-income tax related to government assistance benefits related to COVID-19 relief received during the second quarter of 2022 of $11 million recorded as a benefit to general and administrative expenses, which  did not reoccur in 2023, and, to a lesser extent, an increase in personnel and overhead costs to support business growth related to the travel demand recovery that began during 2022.

Corporate Adjusted OIBDA includes TripCo level selling, general and administrative expenses. Corporate Adjusted OIBDA loss increased $2 million for both of the three and six months ended June 30, 2023, when compared to the same periods in the prior year, primarily due to increased legal expenses.

Interest expense. Interest expense remained relatively flat for the three and six months ended June 30, 2023, when compared to the same periods in the prior year.

Dividend and interest income.  Dividend and interest income increased $10 million and $21 million during the three and six months ended June 30, 2023, respectively, when compared to the same periods in the prior year, primarily due to an increase in the average amount of cash invested at Tripadvisor and increased interest rates received on bank and term deposits and an increase in the interest earned on money market funds during 2023.

Realized and unrealized gains (losses) on financial instruments, net.  Realized and unrealized gains (losses) on financial instruments, net are comprised of changes in the fair value of the following:

	Three months ended		Six months ended
	June 30,		June 30,
	2023	2022	2023	2022

	amounts in millions
Variable Prepaid Forward	$6	15	3	15
TripCo Exchangeable Senior Debentures due 2051	(5)	8	(15)	—
Financial instrument liabilities	14	46	19	42
Tripadvisor foreign currency forward contracts	—	2	—	2
	$15	71	7	59

The changes in these accounts are primarily due to market factors and changes in the fair value of the underlying stocks or financial instruments to which these related. Realized and unrealized gains on financial instruments, net decreased $56 million and $52 million for the three and six months ended June 30, 2023, respectively, compared to the same periods in the prior year, primarily driven by decreases in unrealized gains of $32 million and $23 million, respectively, related to the Preferred Stock Derivative (defined in note 4 of the accompanying consolidated financial statements), and increased unrealized losses of $13 million and $15 million, respectively, related to the TripCo 0.50% Exchangeable Senior Debentures due 2051 (the “Debentures”), and decreases in unrealized gains of $9 million and $12 million, respectively, related to the VPF (defined in note 4 of the accompanying consolidated financial statements).

Other, net.  Other, net expense decreased $3 million for both of the three and six months ended June 30, 2023, when compared to the same periods in the prior year.  Activity in the Other, net account primarily relates to share of earnings (losses) of affiliates and foreign exchange gains (losses).

Income taxes.  During the three months ended June 30, 2023 and 2022, we had earnings before income taxes of $49 million and $113 million, respectively, and we had income tax expense of $20 million and $22 million, respectively.  During the six months ended June 30, 2023 and 2022, we had earnings before income taxes of $18 million and $61 million, respectively, and we had income tax expense of $77 million and $23 million, respectively.  For the three months ended June 30, 2023, the Company recognized additional tax expense related to additional state tax expense, changes in unrecognized tax benefits, and the recognition of excess tax benefits and shortfalls related to stock based compensation, partially offset by unrealized gains attributable to the Company’s own stock, which is not recognized for tax purposes and a decrease in the valuation allowance against certain deferred tax assets.  For the three months ended June 30, 2022, the Company recognized additional tax benefit related to unrealized gains attributable to the Company’s own stock which is not recognized for tax purposes, partially offset by changes in unrecognized tax benefits and the recognition of shortfalls and expirations related to stock compensation. For the six months ended June 30, 2023, the Company recognized additional tax expense related to Tripadvisor’s settlement with the IRS on its 2009-2011 transfer pricing audit and changes in unrecognized tax benefits resulting from the IRS settlement. For the six months ended June 30, 2022, the Company recognized additional tax expense related to an increase in the valuation allowance against certain deferred taxes, changes in unrecognized tax benefits and the recognition of excess tax benefits and shortfalls related to stock based compensation, partially offset by unrealized gains attributable to the Company’s own stock, which is not recognized for tax purposes.

Net earnings (loss).  We had net earnings of $29 million and $91 million for the three months ended June 30, 2023 and 2022, respectively, and net losses of $59 million and net earnings of $38 million for the six months ended June 30, 2023 and 2022, respectively. The changes in net earnings (loss) were the result of the above described fluctuations in our revenue and expenses.

Liquidity and Capital Resources

As of June 30, 2023, substantially all of our cash and cash equivalents consist of cash on hand in global financial institutions, money market funds and marketable securities with maturities of 90 days or less at the date of purchase.

The following are potential sources of liquidity: available cash balances, proceeds from asset sales, monetization of our investments, outstanding or anticipated debt facilities, debt and equity issuances, and dividend and interest receipts.

As of June 30, 2023, TripCo had a cash and cash equivalents balance of $1,170 million. Approximately $1,141 million of the cash balance, at June 30, 2023, is held at Tripadvisor. Although TripCo has a 57% voting interest in Tripadvisor, Tripadvisor is a separate public company with a significant non-controlling interest, as TripCo has only a 21% economic interest in Tripadvisor. Even though TripCo controls Tripadvisor through its voting interest and board representation, decision making with respect to using Tripadvisor’s cash balances must consider Tripadvisor’s minority holders. Accordingly, any potential distributions of cash from Tripadvisor to TripCo would generally be on a pro rata basis based on economic ownership interests. Covenants in Tripadvisor’s debt instruments also restrict the payment of dividends and cash distributions to stockholders.

As of June 30, 2023, $221 million of the Tripadvisor cash and cash equivalents balance were held by foreign subsidiaries, with approximately 45% located in the United Kingdom.  As of June 30, 2023, the significant majority of Tripadvisor’s cash was denominated in U.S. dollars. As of June 30, 2023,  $478 million of Tripadvisor’s cumulative undistributed foreign earnings were no longer considered to be indefinitely reinvested. Due to the one-time transition tax on the deemed repatriation of undistributed foreign subsidiary earnings and profits in 2017, as a result of the 2017 Tax Cuts and Jobs Act, the majority of previously unremitted earnings have been subjected to U.S. federal income tax. To the extent future distributions from these subsidiaries will be taxable, a deferred income tax liability has been accrued on our condensed consolidated balance sheet, which was not material as of June 30, 2023.

Credit Facility

As of June 30, 2023, Tripadvisor is party to a Credit Facility, which, among other things, provides for a $500 million revolving credit facility with a maturity date of June 29, 2028 (the “Credit Facility”). As of June 30, 2023 and December 31, 2022, Tripadvisor had no outstanding borrowings and was in compliance with its covenants under the Credit Facility. While there can be no assurance that Tripadvisor will be able to meet the total net leverage ratio covenant, based on its current projections, Tripadvisor does not believe there is a material risk it will not remain in compliance throughout the next twelve months.

	Six months ended
	June 30,
	2023	2022

	amounts in millions
Cash flow information
Tripadvisor cash provided (used) by operating activities	$240	380
Corporate cash provided (used) by operating activities	(3)	(4)
Net cash provided (used) by operating activities	$237	376

Tripadvisor cash provided (used) by investing activities	$(31)	(26)
Corporate cash provided (used) by investing activities	—	—
Net cash provided (used) by investing activities	$(31)	(26)

Tripadvisor cash provided (used) by financing activities	$(93)	(13)
Corporate cash provided (used) by financing activities	—	—
Net cash provided (used) by financing activities	$(93)	(13)

During the six months ended June 30, 2023, Tripadvisor’s primary uses of cash were $75 million of share repurchases,  $31 million of capital expended for property and equipment and $12 million related to payments of withholding taxes on net share settlement of equity awards.

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

We are exposed to changes in interest rates primarily as a result of our borrowing and investment activities, which include investments in fixed and floating rate debt instruments and borrowings used to maintain liquidity and to fund business operations. The nature and amount of our long-term and short-term debt are expected to vary as a result of future requirements, market conditions and other factors. We expect to manage our exposure to interest rates by maintaining what we believe is an appropriate mix of fixed and variable rate debt. We believe this best protects us from interest rate risk. We expect to achieve this mix by (i) issuing fixed rate debt that we believe has a low stated interest rate and significant term to maturity, (ii) issuing variable rate debt with appropriate maturities and interest rates, and (iii) entering into interest rate swap arrangements when we deem appropriate. As of June 30, 2023, our debt is comprised of the following amounts:

	Variable rate debt			Fixed rate debt
	Principal		Weighted avg	Principal	Weighted avg
	amount		interest rate	amount	interest rate

	amount in millions
Tripadvisor	$	NA	NA	845	4.2%
TripCo debt	$	NA	NA	382	1.0%

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

Item 4. Controls and Procedures.

In accordance with Rules 13a-15 and 15d-15 under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), the Company carried out an evaluation, under the supervision and with the participation of management, including its chief executive officer and its principal accounting and financial officer (the "Executives"), of the effectiveness of its disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, the Executives concluded that the Company's disclosure controls and procedures were effective as of June 30, 2023 to provide reasonable assurance that information required to be disclosed in its reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms.

There has been no change in the Company's internal control over financial reporting that occurred during the three months ended June 30, 2023 that has materially affected, or is reasonably likely to materially affect, its internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings

See note 8 to the accompanying condensed consolidated financial statements for information regarding legal proceedings.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

No shares of Liberty TripAdvisor Holdings, Inc. Series A common stock or Series B common stock were surrendered by our officers and employees to pay withholding taxes and other deductions in connection with the vesting or exercise of restricted stock, restricted stock units or options during the three months ended June 30, 2023.

Item 5. Other Information

None of the Company’s directors or officers adopted or terminated a Rule 10b5-1 trading arrangement or a non-Rule 10b5-1 trading arrangement during the Company’s fiscal quarter ended June 30, 2023.

II-1

Item 6. Exhibits

(a)	Exhibits

Listed below are the exhibits which are filed as a part of this Report (according to the number assigned to them in Item 601 of Regulation S-K):

Exhibit No.	Name

10.1

Amendment and Restatement Agreement, dated as of June 29, 2023, to the Credit Agreement dated as of June 26, 2015 (as amended as of May 12, 2017, May 5, 2020 and December 17, 2020, among Tripadvisor, Inc., Tripadvisor Holdings, LLC, Tripadvisor, LLC, and other Borrowers party thereto, the Lenders party thereto and JPMorgan Chase Bank, N.A., as Administrative Agent (incorporated by reference to Exhibit 10.1 to Tripadvisor’s Current Report on Form 8-K (File No. 001-35362), filed with the SEC on July 6, 2023).

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

LIBERTY TRIPADVISOR HOLDINGS, INC.

Date: August 2, 2023	By:	/s/ GREGORY B. MAFFEI
Gregory B. Maffei Chairman, President and Chief Executive Officer

Date: August 2, 2023	By:	/s/ BRIAN J. WENDLING
Brian J. Wendling Senior Vice President and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

II-3