Form 10-Q
period 2023-09-30
Liberty TripAdvisor Holdings, Inc.
filed 2023-11-06
CIK 1606745

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2023

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

(Address, including zip code, of Registrant’s principal executive offices)

Registrant’s telephone number, including area code: (720) 875-5200

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Series A common stock	LTRPA	*
Series B common stock	LTRPB	*

* The registrant’s common shares trade on the OTCQB Venture Market as of October 30, 2023.

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

Indicate by check mark whether the registrant is a shell company as defined in Rule 12b-2 of the Exchange Act. Yes ☐  No ☒

The number of outstanding shares of Liberty TripAdvisor Holdings, Inc. common stock as of October 31, 2023 was:

	Series A	Series B
Liberty TripAdvisor Holdings, Inc. common stock	72,821,919	3,737,475

Part I – Financial Information

LIBERTY TRIPADVISOR HOLDINGS, INC.

Condensed Consolidated Balance Sheets

(unaudited)

	September 30,	December 31,
	2023	2022

	amounts in millions
Assets
Current assets:
Cash and cash equivalents	$1,150	1,053
Accounts receivable and contract assets, net of allowance for credit losses of $24 million and $28 million, respectively	234	205
Other current assets	43	45
Total current assets	1,427	1,303
Property and equipment, net	93	103
Intangible assets not subject to amortization:
Goodwill (note 5)	1,375	2,200
Trademarks (note 5)	520	726
	1,895	2,926
Intangible assets subject to amortization, net	115	112
Other assets, at cost, net of accumulated amortization	136	194
Total assets	$3,666	4,638

(continued)

See accompanying notes to condensed consolidated financial statements.

LIBERTY TRIPADVISOR HOLDINGS, INC.

Condensed Consolidated Balance Sheets (Continued)

(unaudited)

	September 30,	December 31,
	2023	2022

	amounts in millions
Liabilities and Equity
Current liabilities:
Deferred merchant and other payables	$399	242
Deferred revenue	64	44
Accrued liabilities and other current liabilities	259	248
Total current liabilities	722	534
Long-term debt, including $271 million and $237 million measured at fair value as of September 30, 2023 and December 31, 2022, respectively (note 6)	1,162	1,125
Deferred income tax liabilities	58	120
Financial instrument liabilities (note 4)	9	30
Series A Preferred Stock liability (note 7)	244	230
Other liabilities	255	337
Total liabilities	2,450	2,376
Equity:
Series A common stock, $.01 par value. Authorized 200,000,000 shares; issued and outstanding 72,821,919 shares at September 30, 2023 and 72,641,163 at December 31, 2022	1	1
Series B common stock, $.01 par value. Authorized shares 7,500,000; issued and outstanding 3,737,475 shares at September 30, 2023 and 3,370,368 at December 31, 2022	—	—
Series C common stock, $.01 par value. Authorized 200,000,000 shares; no shares issued	—	—
Additional paid-in capital	310	287
Accumulated other comprehensive earnings (loss), net of taxes	—	9
Retained earnings (deficit)	(694)	(439)
Total stockholders' equity	(383)	(142)
Noncontrolling interests in equity of subsidiaries	1,599	2,404
Total equity	1,216	2,262
Commitments and contingencies (note 9)
Total liabilities and equity	$3,666	4,638

See accompanying notes to condensed consolidated financial statements.

LIBERTY TRIPADVISOR HOLDINGS, INC.

Condensed Consolidated Statements of Operations

(unaudited)

	Three months ended		Nine months ended
	September 30,		September 30,
	2023	2022	2023	2022

	amounts in millions, except
	per share amounts
Total revenue, net	$533	459	1,398	1,138
Operating costs and expenses:
Operating expense, including stock-based compensation (note 2)	109	87	318	247
Selling, general and administrative, including stock-based compensation (note 2)	324	283	915	714
Depreciation and amortization	21	23	63	73
Impairment of goodwill and intangible assets (note 5)	1,025	—	1,025	—
Restructuring and other related reorganization costs (note 9)	18	—	18	—
	1,497	393	2,339	1,034
Operating income (loss)	(964)	66	(941)	104
Other income (expense):
Interest expense	(17)	(16)	(50)	(49)
Dividend and interest income	13	5	36	7
Realized and unrealized gains (losses) on financial instruments, net	(8)	(24)	(1)	35
Other, net	(2)	(4)	(4)	(9)
	(14)	(39)	(19)	(16)
Earnings (loss) before income taxes	(978)	27	(960)	88
Income tax (expense) benefit	14	(38)	(63)	(61)
Net earnings (loss)	(964)	(11)	(1,023)	27
Less net earnings (loss) attributable to noncontrolling interests	(730)	19	(768)	17
Net earnings (loss) attributable to Liberty TripAdvisor Holdings, Inc. shareholders	$(234)	(30)	(255)	10

Basic net earnings (loss) attributable to Series A and Series B Liberty TripAdvisor Holdings, Inc. shareholders per common share (note 3):	$(3.04)	(0.39)	(3.36)	0.13
Diluted net earnings (loss) attributable to Series A and Series B Liberty TripAdvisor Holdings, Inc. shareholders per common share (note 3):	$(3.04)	(0.39)	(3.36)	0.13

See accompanying notes to condensed consolidated financial statements.

LIBERTY TRIPADVISOR HOLDINGS, INC.

Condensed Consolidated Statements of Comprehensive Earnings (Loss)

(unaudited)

	Three months ended		Nine months ended
	September 30,		September 30,
	2023	2022	2023	2022

	amounts in millions
Net earnings (loss)	$(964)	(11)	(1,023)	27
Other comprehensive earnings (loss), net of taxes:
Foreign currency translation adjustments	(13)	(26)	(8)	(59)
Credit risk on fair value debt instruments gains (loss)	(1)	(11)	(8)	30
Other comprehensive earnings (loss)	(14)	(37)	(16)	(29)
Comprehensive earnings (loss)	(978)	(48)	(1,039)	(2)
Less comprehensive earnings (loss) attributable to the noncontrolling interests	(741)	(2)	(775)	(30)
Comprehensive earnings (loss) attributable to Liberty TripAdvisor Holdings, Inc. shareholders	$(237)	(46)	(264)	28

See accompanying notes to condensed consolidated financial statements.

LIBERTY TRIPADVISOR HOLDINGS, INC.

Condensed Consolidated Statements of Cash Flows

(unaudited)

	Nine months ended
	September 30,
	2023	2022

	amounts in millions
Cash flows from operating activities:
Net earnings (loss)	$(1,023)	27
Adjustments to reconcile net earnings (loss) to net cash provided by operating activities
Depreciation and amortization	63	73
Impairment of goodwill and intangible assets	1,025	—
Stock-based compensation	74	68
Realized and unrealized (gains) losses on financial instruments, net	1	(35)
Deferred income tax expense (benefit)	(61)	8
Other charges (credits), net	21	28
Changes in operating assets and liabilities
Current and other assets	(16)	(13)
Payables and other liabilities	164	277
Net cash provided (used) by operating activities	248	433
Cash flows from investing activities:
Capital expended for property and equipment, including capitalized website development	(47)	(41)
Other investing activities, net	—	4
Net cash provided (used) by investing activities	(47)	(37)
Cash flows from financing activities:
Borrowings of debt	—	9
Payment of withholding taxes on net share settlements of equity awards	(14)	(18)
Shares repurchased by subsidiary	(75)	—
Other financing activities, net	(8)	(9)
Net cash provided (used) by financing activities	(97)	(18)
Effect of foreign currency exchange rates on cash, cash equivalents and restricted cash	(7)	(37)
Net increase (decrease) in cash, cash equivalents and restricted cash	97	341
Cash, cash equivalents and restricted cash at beginning of period	1,053	760
Cash, cash equivalents and restricted cash at end of period	$1,150	1,101

See accompanying notes to condensed consolidated financial statements.

LIBERTY TRIPADVISOR HOLDINGS, INC.

Condensed Consolidated Statements of Equity

(unaudited)

	Stockholders' equity

					Accumulated		Noncontrolling
				Additional	other		interest in
	Common Stock			paid-in	comprehensive	Retained	equity of	Total
	Series A	Series B	Series C	capital	earnings (loss)	earnings (deficit)	subsidiaries	equity

	amounts in millions
Balance at January 1, 2023	$1	—	—	287	9	(439)	2,404	2,262
Net earnings (loss)	—	—	—	—	—	(255)	(768)	(1,023)
Other comprehensive earnings (loss)	—	—	—	—	(9)	—	(7)	(16)
Stock-based compensation	—	—	—	19	—	—	63	82
Withholding taxes on net share settlements of stock-based compensation	—	—	—	(14)	—	—	—	(14)
Shares issued by subsidiary	—	—	—	(6)	—	—	6	—
Shares repurchased by subsidiary	—	—	—	24	—	—	(99)	(75)
Balance at September 30, 2023	$1	—	—	310	—	(694)	1,599	1,216

	Stockholders' equity

					Accumulated		Noncontrolling
				Additional	other		interest in
	Common Stock			paid-in	comprehensive	Retained	equity of	Total
	Series A	Series B	Series C	capital	earnings (loss)	earnings (deficit)	subsidiaries	equity

	amounts in millions
Balance at June 30, 2023	$1	—	—	307	3	(460)	2,317	2,168
Net earnings (loss)	—	—	—	—	—	(234)	(730)	(964)
Other comprehensive earnings (loss)	—	—	—	—	(3)	—	(11)	(14)
Stock-based compensation	—	—	—	7	—	—	21	28
Withholding taxes on net share settlements of stock-based compensation	—	—	—	(2)	—	—	—	(2)
Shares issued by subsidiary	—	—	—	(2)	—	—	2	—
Balance at September 30, 2023	$1	—	—	310	—	(694)	1,599	1,216

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

Tripadvisor and the Company were negatively impacted by the risks and uncertainties related to the COVID-19 pandemic. Tripadvisor believes the travel, leisure, hospitality, and restaurant industries, and Tripadvisor’s financial results, would be adversely and materially affected upon a resurgence of COVID-19 or the emergence of any new pandemic or other health crisis that results in reinstated travel bans and/or other government restrictions and mandates, any of which would likely negatively impact consumer demand, sentiment and discretionary spending patterns.

Additionally, other natural disasters, public health-related events, political instability, geopolitical conflicts, including the evolving events in the Middle East, acts of terrorism, fluctuations in currency values, and changes in global economic conditions, are examples of other events that could have a negative impact on the travel industry, and, as a result, Tripadvisor’s financial results in the future.

Consumer travel expenditures have historically followed a seasonal pattern. Correspondingly, travel partner advertising investments, and therefore Tripadvisor’s revenue and operating profits, have also historically followed a seasonal pattern. Tripadvisor’s financial performance tends to be seasonally highest in the second and third quarters of a given year, which includes the seasonal peak in consumer demand, including traveler accommodation stays, and travel experiences taken, compared to the first and fourth quarters, which represent seasonal low points. In addition, during the first half of the year, experience bookings typically exceed the amount of completed experiences, resulting in higher cash flow related to working capital, while during the second half of the year, particularly in the third quarter, this pattern reverses and cash flows from these transactions are typically negative. Other factors may also impact typical seasonal fluctuations, such as further significant shifts in Tripadvisor’s business mix, adverse economic conditions, or public health-related events, as well as other factors.

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

Pursuant to the services agreement, in connection with Liberty Media’s employment arrangement with Gregory B. Maffei, TripCo’s Chairman, President and Chief Executive Officer, components of Mr. Maffei’s compensation will either be paid directly to him by each of TripCo, Liberty Broadband Corporation, Atlanta Braves Holdings, Inc. and Qurate Retail (collectively, the “Service Companies”) or reimbursed to Liberty Media, in each case, based on allocations among Liberty Media and the Service Companies set forth in the amended services agreement, currently set at 5% for the Company but subject to adjustment on an annual basis and upon the occurrence of certain events.

Under the facilities sharing agreement, TripCo shares office space with Liberty Media and related amenities at Liberty Media’s corporate headquarters in Englewood, Colorado.

The tax sharing agreement provides for the allocation and indemnification of tax liabilities and benefits between Qurate Retail and TripCo and other agreements related to tax matters.

Under these agreements, approximately $1 million was reimbursable to Liberty Media for both of the three months ended September 30, 2023 and 2022, respectively, and approximately $2 million was reimbursable to Liberty Media for both of the nine months ended September 30, 2023 and 2022, respectively.

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

LIBERTY TRIPADVISOR HOLDINGS, INC.

Notes to Condensed Consolidated Financial Statements

(unaudited)

Included in the accompanying condensed consolidated statements of operations are the following amounts of stock-based compensation, the majority of which relates to Tripadvisor as discussed below:

	Three months ended		Nine months ended
	September 30,		September 30,
	2023	2022	2023	2022

	amounts in millions
Operating expense	$10	9	31	28
Selling, general and administrative expense	15	14	43	40
	$25	23	74	68

Stock-based compensation expense related to Tripadvisor was $24 million and $22 million for the three months ended September 30, 2023 and 2022, respectively, and $72 million and $65 million for the nine months ended September 30, 2023, and 2022, respectively.

TripCo - Outstanding Awards

The following table presents the number and weighted average exercise price (“WAEP”) of options to purchase TripCo common stock granted to certain officers, employees and directors of the Company, as well as the weighted average remaining contractual life and aggregate intrinsic value of the options.

Weighted
average
			remaining	Aggregate
			contractual	intrinsic
	Series A	WAEP	life	value
	in thousands		in years	in millions
Outstanding at January 1, 2023	1,102	$6.65
Granted	—	$—
Exercised	—	$—
Forfeited/Cancelled	—	$—
Outstanding at September 30, 2023	1,102	$6.65	3.4	$—
Exercisable at September 30, 2023	815	$7.45	3.2	$—

As of September 30, 2023, there were 600 thousand TripCo Series B common stock (“LTRPB”) options outstanding and exercisable at a WAEP of $4.23 and a weighted average remaining contractual life of 4.1 years.  There were no grants or exercises of LTRPB during the nine months ended September 30, 2023. On May 31, 2023, TripCo and our CEO agreed that TripCo would cancel the CEO’s vested and unexercised nonqualified stock options to purchase 1.8 million shares of LTRPB, which had been granted in December 2014 with an exercise price equal to $27.83 per share, in exchange for an immaterial cash payment.

During the nine months ended September 30, 2023, pursuant to an agreement among TripCo, Liberty Media Corporation and our CEO, TripCo granted 175 thousand performance-based RSUs of LTRPB to our CEO and a cash award equal to $656,250 in satisfaction of the annual grant pursuant to which he was entitled under his employment agreement. The RSUs had a GDFV of $1.04 per share at the time they were granted.  The RSUs and the cash award cliff vest one year from the month of grant, subject to the satisfaction of certain performance objectives. Performance objectives, which are subjective, are considered in determining the timing and amount of the compensation expense recognized. When the satisfaction of the performance objectives becomes probable, the Company records compensation expense. The probability of satisfying the performance objectives is assessed at the end of each reporting period.

As of September 30, 2023, the total unrecognized compensation cost related to unvested Awards was approximately $1.6 million. Such amount will be recognized in the Company's condensed consolidated statements of operations over a

LIBERTY TRIPADVISOR HOLDINGS, INC.

Notes to Condensed Consolidated Financial Statements

(unaudited)

weighted average period of approximately 1.7 years.

As of September 30, 2023, TripCo reserved 1.7 million shares of TripCo Series A common stock (“LTRPA”) and LTRPB for issuance under exercise privileges of outstanding stock options.

Tripadvisor Equity Grant Awards

The following table presents the number and WAEP of the Awards to purchase Tripadvisor common stock (“TRIP common stock”) granted to certain officers, employees and directors of Tripadvisor.

			Weighted
			average
	TRIP		remaining	Aggregate
	common stock		contractual	intrinsic
	options	WAEP	life	value
	in thousands		in years	in millions
Outstanding at January 1, 2023	5,462	$43.48
Granted	150	$20.51
Cancelled or expired (1)	(1,622)	$60.21
Outstanding at September 30, 2023	3,990	$35.81	5.4	$—
Exercisable at September 30, 2023	2,846	$40.01	4.1	$—
Vested and expected to vest after September 30, 2023	3,844	$36.14	5.3	$—
(1)	Inclusive of 1.1 million stock options awarded in August 2013 to Tripadvisor’s former CEO, that expired during the third quarter of 2023. The expiration of these stock options had no impact on Tripadvisor’s stock compensation expense under GAAP during the third quarter of 2023.

The weighted average GDFV of options granted was $10.32 per share for the nine months ended September 30, 2023.

Additionally, during the nine months ended September 30, 2023, Tripadvisor granted approximately 7 million units, vested and released approximately 3 million units, and had cancellations of approximately 1 million units,  which included primarily service-based RSUs, as well as a limited number of performance-based RSUs (“PSUs”) and market-based restricted stock units (“MSUs”) under the TripAdvisor, Inc. 2018 Stock and Annual Incentive Plan. The estimated GDFV per RSU and PSU was measured based on the quoted price of TRIP common stock at the date of the grant, with PSUs calculated upon the establishment of performance targets and amortized on a straight-line basis over the requisite service period. Based upon actual attainment relative to the target financial metrics, employees have the ability to receive up to 200% of the target number originally granted, or to be issued none at all.  As the MSUs provide for vesting based upon Tripadvisor’s total shareholder return, or “TSR,” performance, the potential outcomes of future stock prices and TSR of Tripadvisor and the Nasdaq Composite Total Return Index, was used to calculate the GDFV of these awards. The weighted average GDFV for RSUs, PSUs and MSUs granted, vested and released, and cancelled during the nine months ended September 30, 2023 was $21.25 per share, $30.12 per share, and $25.33 per share, respectively.

As of September 30, 2023, the total unrecognized compensation cost related to Tripadvisor stock-based awards, substantially RSUs, was approximately $255 million and will be recognized over a weighted average period of approximately 2.8 years.

LIBERTY TRIPADVISOR HOLDINGS, INC.

Notes to Condensed Consolidated Financial Statements

(unaudited)

(3) Earnings (Loss) Per Common Share (“EPS”)

Basic EPS is computed by dividing net earnings (loss) attributable to common shareholders by the weighted average number of common shares outstanding (“WASO”) for the period. Diluted EPS presents the dilutive effect on a per share basis of potential common shares as if they had been converted at the beginning of the periods presented. Excluded from EPS for the three and nine months ended September 30, 2023 are 1 million and 2 million, respectively, of potential common shares due to stock options because their inclusion would be antidilutive.  Excluded from EPS for both of the three and nine months ended September 30, 2022 are 3 million of potential common shares due to stock options because their inclusion would be antidilutive.

	TripCo Common Stock
	Three months ended		Nine months ended
	September 30,		September 30,
	2023	2022	2023	2022

	number of shares in millions
Basic WASO	77	76	76	76
Potentially dilutive shares (1)	2	2	2	1
Diluted WASO	79	78	78	77

(1)	Potentially dilutive shares are excluded from the computation of diluted EPS during periods in which losses are reported since the result would be antidilutive.

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

The Company’s assets and liabilities measured at fair value are as follows:

	September 30, 2023			December 31, 2022
		Quoted prices	Significant		Quoted prices	Significant
		in active	other		in active	other
		markets for	observable		markets for	observable
		identical assets	inputs		identical assets	inputs
Description	Total	(Level 1)	(Level 2)	Total	(Level 1)	(Level 2)

	amounts in millions
Cash equivalents	$411	411	—	232	32	200
Variable Prepaid Forward	$15	—	15	12	—	12
TripCo Exchangeable Senior Debentures due 2051	$271	—	271	237	—	237
Financial instrument liabilities	$9	—	9	30	—	30

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

LIBERTY TRIPADVISOR HOLDINGS, INC.

Notes to Condensed Consolidated Financial Statements

(unaudited)

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

As a result of the Repurchase Agreement, as described in note 7, TripCo determined the Series A Preferred Stock required liability treatment and needed to be bifurcated between a debt host and derivative (the “Preferred Stock Derivative”). The Preferred Stock Derivative was recorded at fair value upon the reclassification from temporary equity.  Changes in the fair values of the VPF and Preferred Stock Derivative are recognized in realized and unrealized gains (losses) on financial instruments in the condensed consolidated statements of operations.

The fair value of the VPF and Preferred Stock Derivative were derived from a Black-Scholes-Merton model using observable market data as the significant inputs.

Other Financial Instruments

Other financial instruments not measured at fair value on a recurring basis include trade receivables, trade payables, accrued and other current liabilities, and long-term debt (excluding the Debentures). With the exception of debt, the carrying amount approximates fair value due to the short maturity of these instruments as reported on our condensed consolidated balance sheets. See note 6 for a description of the fair value of the Company’s fixed rate debt. See note 7 for a description of the fair value of the debt host component of the Company’s Preferred Stock Derivative.

Realized and Unrealized Gains (Losses) on Financial Instruments

Realized and unrealized gains (losses) on financial instruments are comprised of changes in the fair value of the following:

	Three months ended		Nine months ended
	September 30,		September 30,
	2023	2022	2023	2022

	amounts in millions
Variable Prepaid Forward	$—	(6)	3	9
TripCo Exchangeable Senior Debentures due 2051	(11)	(2)	(26)	(2)
Financial instrument liabilities	2	(20)	21	22
Tripadvisor foreign currency forward contracts	1	4	1	6
	$(8)	(24)	(1)	35

The Company has elected to account for the Debentures using the fair value option. Changes in the fair value of the Debentures and financial instrument assets and liabilities recognized in the condensed consolidated statement of operations are primarily due to market factors primarily driven by changes in the fair value of the underlying shares of the financial instruments. The Company isolates the portion of the unrealized gain (loss) attributable to the change in the instrument specific credit risk and recognizes such amount in other comprehensive earnings (loss).  The change in the fair value of the Debentures attributable to changes in the instrument specific credit risk was a loss of $1 million and a loss of $11 million for the three months ended September 30, 2023 and 2022, respectively and a loss of $8 million and a gain of $30 million for the nine months ended September 30, 2023 and 2022, respectively.  The cumulative change was a gain of $35 million as of September 30, 2023.

LIBERTY TRIPADVISOR HOLDINGS, INC.

Notes to Condensed Consolidated Financial Statements

(unaudited)

(5) Goodwill and Other Intangible Assets

Changes in the carrying amount of goodwill are as follows:

	Tripadvisor Core	Viator	TheFork	Total

	(in millions)
Balance at December 31, 2022	$1,977	119	104	2,200
Foreign currency translation adjustments	—	(1)	(4)	(5)
Impairments	(820)	—	—	(820)
Balance at September 30, 2023	$1,157	118	100	1,375

Impairments

Given a sustained decline in Tripadvisor’s stock price during 2023, TripCo performed a quantitative analysis of the Tripadvisor Core reporting unit. Based on near-term business trends and their impact on long term assumptions, combined with macro-economic factors such as rising interest rates, we concluded that the estimated fair values of the Tripadvisor Core reporting unit and the Tripadvisor trademark were less than their respective carrying values. As a result, TripCo recognized a goodwill impairment of $820 million and a trademark impairment of $205 million during the nine months ended September 30, 2023, related to the Tripadvisor Core reporting unit. The fair value of the reporting unit was determined using a combination of market multiples (market approach) and discounted cash flow (income approach) calculations (Level 3). The fair value of the trademarks was determined using the relief from royalty method (Level 3).

As of September 30, 2023, accumulated goodwill impairments losses for Tripadvisor totaled $2,391 million.

(6) Debt

Outstanding debt at September 30, 2023 and December 31, 2022 is summarized as follows:

	September 30,	December 31,
	2023	2022

	amounts in millions
TripCo Exchangeable Senior Debentures due 2051	$271	237
TripCo variable prepaid forward	52	51
Tripadvisor Credit Facility	—	—
Tripadvisor Senior Notes due 2025	500	500
Tripadvisor Convertible Senior Notes due 2026	345	345
Deferred financing costs	(6)	(8)
Total consolidated TripCo debt	1,162	1,125
Debt classified as current	—	—
Total long-term debt	$1,162	1,125

TripCo Exchangeable Senior Debentures due 2051

On March 25, 2021, TripCo issued $300 million aggregate original principal amount of the Debentures.  Pursuant to the terms of the offering, on March 31, 2021, the initial purchasers notified the Company of their intention to exercise the option to purchase $30 million aggregate original principal amount of additional Debentures. The additional Debentures were issued on April 5, 2021. Upon an exchange of Debentures, TripCo, at its option, may deliver shares of TRIP common stock or the value thereof in cash or a combination of shares of TRIP common stock and cash. Initially, 14.3299 shares of TRIP common stock are attributable to each $1,000 original principal amount of Debentures, representing an initial exchange price of approximately $69.78 for each share of TRIP common stock. A total of approximately 4.7 million shares

LIBERTY TRIPADVISOR HOLDINGS, INC.

Notes to Condensed Consolidated Financial Statements

(unaudited)

of TRIP common stock are attributable to the Debentures. Interest is payable quarterly on March 31, June 30, September 30 and December 31 of each year, commencing June 30, 2021. The Debentures may be redeemed by TripCo, in whole or in part, on or after March 27, 2025. Holders of Debentures also have the right to require TripCo to purchase their Debentures on March 27, 2025. The redemption and purchase price will generally equal 100% of the adjusted principal amount of the Debentures plus accrued and unpaid interest to the redemption date, plus any final period distribution. As of September 30, 2023, a holder of the Debentures does not have the ability to exchange and, accordingly, the Debentures are classified as long-term debt in the condensed consolidated balance sheet.

TripCo used a portion of the net proceeds from the sale of the Debentures to fund the cash portion of the purchase price for the repurchase of a portion of the Series A Preferred Stock (see note 7 below).

TripCo Variable Prepaid Forward

The VPF amendment executed in August 2022, as described in note 4, was accounted for as a modification for the debt component of the VPF. The VPF matures in November 2025. At maturity, the accreted loan amount due will be approximately $57 million.  As of September 30, 2023, 2.4 million shares of TRIP common stock, with a value of approximately $40 million, were pledged as collateral pursuant to the VPF contract.

Tripadvisor Credit Facility

Tripadvisor is party to a credit agreement with a group of lenders, initially entered into in June 2015 (as amended, the “Credit Agreement”), which, among other things, provides for a $500 million secured revolving credit facility (the “Credit Facility”). On May 8, 2023, Tripadvisor declared a “Covenant Changeover Date” (as defined in the Credit Agreement), thereby declaring Tripadvisor out of the financial covenant holiday and no longer subject to certain of the restrictive covenants contained in the Credit Agreement. Following that, on June 29, 2023, Tripadvisor amended and restated the Credit Agreement (the "Restated Credit Agreement") to, among other things, (i) extend the maturity date of the Credit Facility from May 12, 2024 to June 29, 2028 (unless, on any date that is 91 days prior to the final scheduled maturity date in respect of any indebtedness outstanding under certain “specified debt,” the aggregate outstanding principal amount of such specified debt is $200 million or more then the maturity date will be such business day); (ii) maintain the aggregate amount of revolving commitments available at $500 million; (iii) increase the total net leverage ratio from 3.5 to 1.0 to 4.5 to 1.0; and (iv) replace the LIBOR interest rate benchmark with a secured overnight financing rate ("SOFR") interest rate benchmark.

Tripadvisor may borrow from the Credit Facility in U.S. dollars, Euros and Sterling. Borrowings under the Credit Facility generally bear interest, at Tripadvisor’s option, at a rate per annum equal to either (i) the Term Benchmark Borrowing rate, or the EURIBO rate for the interest period in effect for such borrowings in Euro; plus an applicable margin ranging from 1.75% to 2.50% (“Term Benchmark/RFP Spread”), based on Tripadvisor’s total net leverage ratio; (ii) the RFP Borrowing rate, or the Daily Simple Sterling Overnight Interbank Average rate for the interest period in effect for such borrowings in Sterling, plus the Term Benchmark/RFP Spread, based on Tripadvisor’s total net leverage ratio; or (iii) the Alternate Base Rate (“ABR”) Borrowing, which is the greatest of (a) the Prime Rate in effect on such day, (b) the New York Fed Bank Rate in effect on such day plus 1/2 of 1.00% per annum, and (c) the Term Benchmark Borrowing rate, or Adjusted Term SOFR for an interest period of one month as published two US Government Securities Business Days prior to such day (or if such day is not a US Government Securities Business Day, the immediately preceding U.S. Government Securities Business Day) plus 1.00% per annum; in addition to an applicable margin ranging from 0.75% to 1.50%, based on Tripadvisor’s total net leverage ratio. In addition, Tripadvisor is required to pay a quarterly commitment fee, at an applicable rate ranging from 0.25% to 0.40%, on the daily unused portion of the Credit Facility for each fiscal quarter and in connection with the issuance of letters of credit. As of September 30, 2023, Tripadvisor’s unused revolver capacity was subject to a commitment fee of 0.25%, given the Company’s total net leverage ratio. In addition, Tripadvisor’s Credit Facility includes $15 million of borrowing capacity available for letters of credit and $40 million for swing line borrowings on same-day notice.

LIBERTY TRIPADVISOR HOLDINGS, INC.

Notes to Condensed Consolidated Financial Statements

(unaudited)

As of September 30, 2023 and December 31, 2022, Tripadvisor had no outstanding borrowings under the Credit Facility and had issued $4 million of undrawn standby letters of credit under the Credit Facility.

The Credit Facility, among other things, requires Tripadvisor to maintain a maximum total net leverage ratio and contains certain customary affirmative and negative covenants and events of default, including a change of control.

2025 Senior Notes

In 2020, Tripadvisor issued $500 million of outstanding aggregate principal amount of 7.0% senior notes due 2025 (the "2025 Senior Notes"). The 2025 Senior Notes are governed by an indenture, dated July 9, 2020 (the “2025 Indenture”), among Tripadvisor, the guarantors and the trustee. The 2025 Indenture provides, among other things, that interest is payable on the 2025 Senior Notes semiannually on January 15 and July 15 of each year, and continues until their maturity date of July 15, 2025. The 2025 Senior Notes are senior unsecured obligations of Tripadvisor and are unconditionally guaranteed on a joint and several basis, by certain of Tripadvisor’s domestic subsidiaries.

As of September 30, 2023, Tripadvisor estimated the fair value of its outstanding 2025 Senior Notes to be approximately $499 million and considered the Senior Notes to be a “Level 2” fair value measurement. The estimated fair value of the 2025 Senior Notes was based on recently reported market transactions and/or prices for identical or similar financial instruments obtained from a third-party pricing source.

2026 Convertible Senior Notes

In 2021, Tripadvisor issued $345 million in outstanding aggregate principal amount of 0.25% convertible senior notes due 2026 (the “2026 Convertible Senior Notes”). Tripadvisor also entered into an indenture dated March 25, 2021 (the “2026 Indenture”), among Tripadvisor, the guarantors party thereto and the trustee. The terms of the 2026 Convertible Senior Notes are governed by the 2026 Indenture. The 2026 Convertible Senior Notes mature on April 1, 2026, unless earlier converted, redeemed, or repurchased. The 2026 Convertible Senior Notes are senior unsecured obligations of Tripadvisor and are unconditionally guaranteed on a joint and several basis, by certain of Tripadvisor’s domestic subsidiaries, with interest payable semiannually in arrears on April 1 and October 1 of each year.  As of  September 30, 2023 and December 31, 2022, unpaid interest on Tripadvisor’s 2026 Convertible Senior Notes was not material.

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

As of September 30, 2023, Tripadvisor estimated the fair value of its outstanding 2026 Convertible Senior Notes to be approximately $293 million and considered the 2026 Convertible Senior Notes to be a “Level 2” fair value measurement. The estimated fair value of the 2026 Convertible Senior Notes was based on recently reported market transactions and/or prices for identical or similar financial instruments obtained from a third-party pricing source.

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

LIBERTY TRIPADVISOR HOLDINGS, INC.

Notes to Condensed Consolidated Financial Statements

(unaudited)

The Capped Calls cover, subject to anti-dilution adjustments substantially similar to those applicable to the conversion rate of the 2026 Convertible Senior Notes, the number of shares of TRIP common stock initially underlying the 2026 Convertible Senior Notes, or up to approximately 4.7 million shares of TRIP common stock. The Capped Calls are expected generally to reduce potential dilution to the TRIP common stock upon any conversion of 2026 Convertible Senior Notes and/or offset any potential cash payments Tripadvisor is required to make in excess of the principal amount of such converted 2026 Convertible Senior Notes, as the case may be, with such reduction and/or offset subject to a cap. The strike price of the Capped Calls is $73.81 per share of TRIP common stock, while the cap price of the Capped Calls will initially be $107.36 per share of TRIP common stock, which represents a premium of 100% over the closing price of TRIP common stock of $53.68 per share on March 22, 2021, and is subject to certain customary adjustments under the terms of the Capped Calls.

The Capped Calls are considered indexed to Tripadvisor’s own stock and are considered equity under GAAP. The Capped Calls are reported as a reduction to additional paid-in-capital and noncontrolling interest in equity of subsidiaries within stockholders’ equity as of September 30, 2023 and December 31, 2022.

Debt Covenants

As of September 30, 2023, Tripadvisor was in compliance with its debt covenants.

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

On March 22, 2021, TripCo and Certares entered into a stock repurchase agreement (the “Repurchase Agreement”). Pursuant to the Repurchase Agreement, on March 29, 2021, TripCo repurchased 126,921 shares of Series A Preferred Stock, and on April 6, 2021, TripCo purchased an additional 10,665 shares of Series A Preferred Stock from Certares. The aggregate consideration for the Series A Preferred Stock consisted of a combination of (i) approximately $281 million in cash from a portion of the net proceeds of the Debentures (as discussed in note 6), $252 million of which was paid on March 29, 2021 and $29 million of which was paid on April 6, 2021, and (ii) approximately $92 million aggregate value of TRIP common stock, owned by TripCo, consisting of 1,713,859 shares (a non-cash transaction).  The price per share of Series A Preferred Stock was determined by multiplying (a) $1,000 by (b) an accretion factor with respect to the TRIP common stock (determined based on the Accretion Factor formula set forth in the Certificate of Designations of the Series A Preferred Stock (the “Certificate of Designations”) as modified to use the closing price of a share of TRIP common stock on the date of the pricing of the Debentures instead of using the Reference Stock VWAP (as defined in the Certificate of Designations)).  Following both closings under the Repurchase Agreement, TripCo repurchased a total of 137,586 shares of Series A Preferred Stock from Certares, representing 42% of the Series A Preferred Stock originally held by Certares, for an aggregate value of approximately $373 million.

There were 187,414 shares of Series A Preferred Stock authorized, issued and outstanding at September 30, 2023 and December 31, 2022.

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

Dividends

 Dividends on each share of Series A Preferred Stock accrue on a daily basis at a rate of 8.00% of the liquidation value and are payable annually, commencing after March 26, 2020. Dividends on each share of Series A Preferred Stock may be paid, at TripCo’s election, in cash, shares of LTRPA, or, at the election of the Purchaser, shares of the Company’s Series C common stock (“LTRPK”), provided, in each case, such shares are listed on a national securities exchange and are actively traded (such LTRPK shares, together with the LTRPA shares, the “Eligible Common Stock”), or a combination of cash and Eligible Common Stock. If a dividend is not declared and paid on the dividend payment date, the dividend amount will be added to the then-applicable liquidation price of the Series A Preferred Stock.

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

LIBERTY TRIPADVISOR HOLDINGS, INC.

Notes to Condensed Consolidated Financial Statements

(unaudited)

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

Recognition

Prior to the partial redemption, as the Series A Preferred Stock was redeemable and the redemption triggers were outside of TripCo’s control, the Company was required to classify the shares outside of permanent equity.  The Company calculated the carrying value of the Series A Preferred Stock pursuant to the Redemption Price calculation, and any changes in the carrying value of the Series A Preferred Stock were recorded directly to retained earnings. Immediately prior to the partial redemption, the Company recognized a $410 million decrease to retained earnings related to the value of the Series A Preferred Stock. As a result of the Repurchase Agreement, the Series A Preferred Stock may no longer be settled in shares of TripCo or TRIP common stock and the Purchaser no longer has the ability to participate on the TripCo board purely through ownership of Series A Preferred Stock. Following an evaluation of the accounting impact of these changes, we concluded the Series A Preferred Stock is a debt host with an equity-indexed derivative that is required to be bifurcated. Accordingly, the Series A Preferred Stock was required to be measured at fair value, through retained earnings, in connection with the reclassification from temporary equity to a liability.  The fair value of the Series A Preferred Stock was estimated to be $40 million lower than its redemption value and such amount was recorded as an increase to retained earnings. The debt host component is included in the preferred stock liability on the condensed consolidated balance sheet and will be accreted through interest expense to the amount to be paid upon settlement. The Preferred Stock Derivative is included in financial instrument liabilities at fair value in the condensed consolidated balance sheet.  As of September 30, 2023, the estimated fair value of the debt host component was $223 million, based on the present value of the liquidation price on the redemption date (Level 2). The Preferred Stock Derivative is included in financial instrument liabilities at fair value in the condensed consolidated balance sheets.

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

Common Stock

LTRPA entitles the holders to one vote per share, LTRPB entitles the holders to ten votes per share and LTRPK, except as otherwise required by applicable law, entitles the holder to no voting rights.  As of September 30, 2023, no shares of LTRPK have been issued. All series of TripCo common stock participate on an equal basis with respect to dividends and distributions.

Subsidiary Purchases of Common Stock

During the nine months ended September 30, 2023, Tripadvisor repurchased 4,724,729 shares of its outstanding common stock at an average share price of $15.85 per share, exclusive of fees and commissions, or $75 million in the aggregate, which completed Tripadvisor’s existing share repurchase program.

On September 7, 2023, Tripadvisor’s board of directors authorized the repurchase of $250 million in shares of its common stock under a new share repurchase program. This new share repurchase program, which has a term of two years, does not obligate Tripadvisor to acquire any particular number of shares and may be modified, suspended or discontinued at any time. During the three months ended September 30, 2023, Tripadvisor did not repurchase any shares of outstanding common stock under this new share repurchase program.

LIBERTY TRIPADVISOR HOLDINGS, INC.

Notes to Condensed Consolidated Financial Statements

(unaudited)

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

Income Tax Matters

Tripadvisor received Notices of Proposed Adjustments from the IRS with respect to income tax returns filed by Expedia when Tripadvisor was part of Expedia Group’s consolidated income tax return for the 2009, 2010, and 2011 tax years. The assessment was related to certain transfer pricing arrangements with foreign subsidiaries, for which Tripadvisor had requested competent authority assistance under the Mutual Agreement Procedure (“MAP”) for the 2009 through 2011 tax years. In January 2023, Tripadvisor received a final notice from the IRS regarding a MAP settlement for the 2009 through 2011 tax years, which Tripadvisor accepted in February 2023. In the first quarter of 2023, Tripadvisor recorded additional income tax expense as a discrete item, inclusive of interest, of $31 million specifically related to this settlement. During the first quarter of 2023, Tripadvisor reviewed the impact of the acceptance of this settlement position against its existing transfer pricing income tax reserves for the subsequent tax years, which resulted in incremental income tax expense, inclusive of estimated interest, of $24 million. The total impact of these adjustments resulted in an incremental income tax expense of $55 million, which was recognized during the three months ended March 31, 2023.

During the three months ended June 30, 2023, Tripadvisor made a U.S. federal tax payment of $113 million, inclusive of interest, to Expedia related to this IRS audit settlement, pursuant to a tax sharing agreement with Expedia. During the three months ended September 30, 2023, Tripadvisor received a competent authority refund of $49 million, inclusive of interest income, which was previously recorded in income taxes receivable on the condensed consolidated balance sheet as of June 30, 2023.  Tripadvisor anticipates the federal tax benefits, net of remaining state tax payments due, associated with this IRS audit settlement will be substantially settled in the next twelve months, resulting in an estimated net cash inflow of $5 million to $10 million.

Tripadvisor Restructuring

During the third quarter of 2023, Tripadvisor approved and subsequently initiated a set of actions across its businesses in order to reduce its cost structure, improve operational efficiencies, and realign its workforce with its strategic initiatives. These restructuring and reorganization actions resulted in reduced global headcount. As a result, Tripadvisor incurred estimated pre-tax restructuring and other related reorganization costs of $18 million during the three months ended September 30, 2023, which consisted primarily of employee severance and related benefits. Potential job position eliminations in each country are subject to local law and consultation requirements, which will extend beyond the fourth quarter of 2023 in certain countries. Therefore, actual costs incurred may differ from estimated costs recorded as of September 30, 2023. Tripadvisor expects that the majority of these costs will be paid during the fourth quarter of 2023 and the first quarter of 2024.

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

LIBERTY TRIPADVISOR HOLDINGS, INC.

Notes to Condensed Consolidated Financial Statements

(unaudited)

	Three months ended		Nine months ended
	September 30,		September 30,
	2023	2022	2023	2022

Major Products/Revenue Sources:	amounts in millions
Tripadvisor Core
Tripadvisor-branded hotels	$181	188	524	510
Tripadvisor-branded display and platform	38	33	110	97
Tripadvisor experiences and dining	55	45	138	101
Other	16	18	41	41
Total Tripadvisor Core	290	284	813	749

Viator	245	174	576	366
TheFork	42	35	115	93
Intersegment eliminations	(44)	(34)	(106)	(70)
Total Revenue	$533	459	1,398	1,138

The following table provides information about the balances of accounts receivable and contract assets, net of allowance for credit losses, from contracts with customers:

	September 30, 2023	December 31, 2022

	amounts in millions
Accounts receivable	$214	173
Contract assets	20	32
Total	$234	205

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

Contract liabilities generally include payments received in advance of performance under the contract, and are realized as revenue as the performance obligation to the customer is satisfied, which Tripadvisor presents as deferred revenue on its consolidated balance sheets. As of January 1, 2023, Tripadvisor had $44 million recorded as deferred revenue on its condensed consolidated balance sheet, of which $4 million and $40 million was recognized as revenue during the three and nine months ended September 30, 2023, respectively.  During the three months ended September 30, 2023, refunds due to cancellations by travelers were not material, while refunds due to cancellations by travelers during the nine months ended September 30, 2023, were $3 million.  As of January 1, 2022, Tripadvisor had $36 million recorded as deferred revenue in the condensed consolidated balance sheet, of which $5 million and $31 million was recognized as revenue during the three and nine months ended September 30, 2022, respectively. During the three months ended September 30, 2022, refunds due to cancellations by travelers were not material, while $2 million was refunded due to cancellations by travelers during the nine months ended September 30, 2022.

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

Adjusted OIBDA is summarized as follows:

	Three months ended September 30,		Nine months ended September 30,
	2023	2022	2023	2022

	amounts in millions
Tripadvisor Core	$111	112	279	284
Viator	17	12	(15)	(8)
TheFork	(1)	(9)	(14)	(24)
Corporate and eliminations	(2)	(3)	(8)	(7)
Consolidated TripCo	$125	112	242	245

In addition, we do not report assets, capital expenditures and related depreciation expense by segment as our Chief Operating Decision Maker (“CODM”) does not use this information to evaluate operating segments. Accordingly, we do not regularly provide such information by segment to our CODM.

The following table provides a reconciliation of Adjusted OIBDA to Operating income (loss) and Earnings (loss) before income taxes:

	Three months ended		Nine months ended
	September 30,		September 30,
	2023	2022	2023	2022

	amounts in millions
Adjusted OIBDA	$125	112	242	245
Stock-based compensation	(25)	(23)	(74)	(68)
Depreciation and amortization	(21)	(23)	(63)	(73)
Impairment of goodwill and intangible assets	(1,025)	—	(1,025)	—
Restructuring and other related reorganization costs	(18)	—	(18)	—
Non-recurring expenses (1)	—	—	(3)	—
Operating income (loss)	(964)	66	(941)	104
Interest expense	(17)	(16)	(50)	(49)
Dividend and interest income	13	5	36	7
Realized and unrealized gains (losses), net	(8)	(24)	(1)	35
Other, net	(2)	(4)	(4)	(9)
Earnings (loss) before income taxes	$(978)	27	(960)	88

(1)	Tripadvisor expensed $3 million of previously capitalized transaction costs during the nine months ended September 30, 2023 to selling, general and administrative, including stock-based compensation on the condensed consolidated statement of operations. Tripadvisor considers such costs to be non-recurring in nature.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Certain statements in this Quarterly Report on Form 10-Q constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, including statements regarding our business and marketing strategies; the impacts of the coronavirus pandemic (“COVID-19”) and other distinct health-related events; political instability; geopolitical conflicts; acts of terrorism; changes in global economic conditions, including the impact of a potential U.S. recession on consumer demand; increased inflation; covenant compliance; our projected sources and uses of cash; anticipated debt obligations; fluctuations in interest rates and foreign exchange rates; and the anticipated impact of certain contingent liabilities related to tax rules and other matters arising in the ordinary course of business. Forward-looking statements inherently involve many risks and uncertainties that could cause actual results to differ materially from those projected in these statements. Where, in any forward-looking statement, we express an expectation or belief as to future results or events, such expectation or belief is expressed in good faith and believed to have a reasonable basis, but such statements necessarily involve risks and uncertainties and there can be no assurance that the expectation or belief will result or be achieved or accomplished. The following include some but not all of the factors that could cause actual results or events to differ materially from those anticipated:

●	our ability to obtain cash in amounts sufficient to service our financial obligations and other commitments due to the fact we are a holding company;
●	our ability to access the cash that Tripadvisor, Inc. (“Tripadvisor”) generates from its operating activities;
●	the ability of our Company and Tripadvisor to obtain additional financing, or refinance our existing indebtedness, on acceptable terms;
●	the existence of our 8% Series A Cumulative Redeemable Preferred Stock, par value $0.01 per share (the “Series A Preferred Stock”), and its rights, preferences and privileges that are not held by, and are preferential to, the rights of our common stockholders;
●	our ability to realize the full value of our intangible assets;
●	the direct and indirect impacts of COVID-19, including existing or future variants;
●	declines or interruptions in the worldwide travel industry, including health concerns (including pandemics and epidemics), natural disasters, cyber-attacks, technology system failures, terrorist attacks, civil or political unrest or other events outside Tripadvisor’s control;
●	Tripadvisor’s ability to attract a significant amount of visitors and cost-effectively convert these visitors into revenue-generating consumers;
●	failure of internet search engines and application marketplaces to continue to prominently display links to Tripadvisor’s websites;
●	Tripadvisor’s performance marketing efficiency and the general effectiveness of its advertising and marketing efforts;
●	reduction in spending by advertisers on Tripadvisor’s platforms or the loss of Tripadvisor’s significant travel partners;
●	Tripadvisor’s failure to maintain, protect or enhance its brands;
●	the ability of Tripadvisor to offer compelling products on mobile devices or continue to operate effectively on such platforms;
●	declines or disruptions in the economy in general and in the travel industry in particular;
●	failure of Tripadvisor to effectively compete in the global environment in which it operates;
●	Tripadvisor’s failure to adapt to technological developments or industry trends;
●	the ability of Tripadvisor to innovate and provide products, services and features that are useful to consumers;
●	Tripadvisor’s potential for prioritizing rapid innovation and consumer experience over short-term financial results;
●	the ability of Tripadvisor to maintain a quality of traffic in its network to provide value to its travel partners;
●	real or perceived inaccuracies of the assumptions and estimates and data Tripadvisor relies on to calculate certain of its key metrics;
●	the ability of Tripadvisor to hire, retain and motivate the highly skilled personnel on which it relies;

●	disruptions resulting from any acquisitions, investments, significant commercial arrangements and/or new business strategies;
●	risks due to Tripadvisor operating in many jurisdictions inside and outside the U.S.;
●	claims, lawsuits, government investigations and other proceedings to which Tripadvisor and our Company may be subject, whether in the ordinary course of business or otherwise;
●	the ability of Tripadvisor to protect its intellectual property from copying or use by others;
●	risks due to Tripadvisor’s processing, storage and use of personal information and other data;
●	risks associated with the facilitation of payments from consumers, including fraud and compliance with evolving rules and regulations and reliance on third parties;
●	risks resulting from system security issues, data protection breaches, cyberattacks and system outage issues;
●	Tripadvisor’s indebtedness and the resulting impacts on its business and financial condition;
●	limitations imposed by the various covenants in Tripadvisor’s credit facilities and indenture;
●	risks related to the 2026 Convertible Senior Notes (defined in note 6 to the accompanying condensed consolidated financial statements) and the associated capped calls;
●	fluctuation of Tripadvisor’s financial results;
●	factors that determine Tripadvisor’s effective income tax rate;
●	changes in tax laws that affect Tripadvisor or the examination of Tripadvisor’s tax positions;
●	changes in the tax treatment of companies engaged in e-commerce;
●	challenges by tax authorities in the jurisdictions where Tripadvisor operates;
●	fluctuation in foreign currency exchange rates which affect Tripadvisor; and
●	risks associated with our stock price being disproportionately affected by the results of operations of Tripadvisor and developments in its business.

For additional risk factors, please see Part II, Item 1A. of this Quarterly Report and Part I, Item 1A. Risk Factors of the Annual Report on Form 10-K for the year ended December 31, 2022. These forward-looking statements and such risks, uncertainties and other factors speak only as of the date of this Quarterly Report, and we expressly disclaim any obligation or undertaking to disseminate any updates or revisions to any forward-looking statement contained herein, to reflect any change in our expectations with regard thereto, or any other change in events, conditions or circumstances on which any such statement is based.

The following discussion and analysis provides information concerning our results of operations and financial condition. This discussion should be read in conjunction with our accompanying condensed consolidated financial statements and the notes thereto.

Overview

The accompanying financial statements and the other information herein refer to Liberty TripAdvisor Holdings, Inc. and its controlled subsidiaries as “TripCo,” “Consolidated TripCo,” the “Company,” “us,” “we” and “our” unless the context otherwise requires. We own an approximate 21% economic interest and 57% voting interest in Tripadvisor as of September 30, 2023. All significant intercompany accounts and transactions have been eliminated in the accompanying condensed consolidated financial statements.

On March 15, 2020, TripCo entered into an agreement with Certares LTRIP LLC, with respect to 325,000 shares of TripCo’s newly-created Series A Preferred Stock.  On March 29, 2021 and April 6, 2021, TripCo repurchased a portion of the Series A Preferred Stock.  See note 7 to the accompanying condensed consolidated financial statements.

On October 19, 2023, the Company received written notice from The Nasdaq Stock Market (“Nasdaq”) notifying the Company that trading of the Company’s Series A common stock (“LTRPA”) and the Company’s Series B common stock (“LTRPB”), would be suspended at the open of business on October 30, 2023 due to LTRPA’s failure to regain compliance with Nasdaq’s requirement to maintain a minimum bid price of $1.00 per share.  Beginning on October 30, 2023, shares of LTRPA and LTRPB were traded on the OTC Markets Group, Inc.’s OTCQB Venture Market.

Trends

The online travel industry in which Tripadvisor operates is large, highly dynamic and competitive. Current trends affecting Tripadvisor’s overall business and reportable segments, including uncertainties that may impact its ability to execute on its objectives and strategies, are described below. Public health-related events, such as a pandemic, political instability, geopolitical conflicts, including the evolving events in the Middle East, acts of terrorism, fluctuations in currency values, and changes in global economic conditions, are examples of other events that could have a negative impact on the travel industry, and as a result, Tripadvisor’s financial results in the future.

During the first quarter of 2022, Tripadvisor experienced a significant negative impact from the COVID-19 Omicron variant across its segments, which helped contribute to the year-over-year revenue growth rate during 2023. Asia-Pacific, which represents a small portion of Tripadvisor’s overall business, has been slower to recover due to longer and sustained travel restrictions as a result of the COVID-19 pandemic. However, starting in the first quarter of 2023, travel restrictions across Asia began to ease relative to 2022, contributing to increased year-over-year revenue growth within this region.

Prior to Google introducing changes to its search engine results page, Tripadvisor generated a significant amount of direct traffic from search engines, such as Google, through strong search engine optimization (“SEO”) performance across all segments. Tripadvisor believes its SEO traffic acquisition performance has been negatively impacted in the past, and may be impacted in the future, by search engines (primarily Google) increasing the prominence of their own products in search results across its business, most notably within its hotel meta offering within the Tripadvisor Core segment.

In response to strong consumer demand for Tripadvisor’s experiences offerings across the Viator and Tripadvisor Core segments, Tripadvisor continued to increase investment in performance marketing and brand spend year-to-date during 2023 to drive awareness and grow market share in this large underpenetrated market. Over the long-term, Tripadvisor is focused on driving a greater percentage of its traffic from direct sources and channels which are more profitable than performance marketing channels.

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

Restructuring and Related Reorganization Actions

During the third quarter of 2023, Tripadvisor approved and subsequently initiated a set of actions across its businesses in order to reduce its cost structure, improve operational efficiencies, and realign its workforce with its strategic initiatives. These restructuring and reorganization actions resulted in reduced global headcount. As a result, Tripadvisor incurred estimated pre-tax restructuring and other related reorganization costs of $18 million during the three months ended September 30, 2023, which consisted primarily of employee severance and related benefits. Potential job position eliminations in each country are subject to local law and consultation requirements, which will extend beyond the fourth quarter of 2023 in certain countries. Therefore actual costs incurred may differ from estimated costs as of September 30, 2023.  Tripadvisor expects that the majority of these costs will be paid during the fourth quarter of 2023 and the first quarter of 2024.

In addition, Tripadvisor expects to recognize, largely during the fourth quarter of 2023, additional pre-tax restructuring and other related reorganization costs of an estimated $3 million to $4 million, as a result of cost reduction actions taken during the third quarter of 2023. In addition, cost reduction measures may include, but not be limited to, discretionary spend and real estate.

At this time, Tripadvisor expects an estimated $35 million in annualized cost savings in the Tripadvisor Core segment, including corporate general and administrative, as well as an estimated $10 million in annualized cost savings in

TheFork segment, primarily related to these targeted global workforce reduction measures. However, these cost reduction measures did not materially impact Tripadvisor’s segment expenses, and therefore its consolidated expenses, during the third quarter of 2023, due to the timing of these actions.

Results of Operations—Consolidated—September 30, 2023 and 2022

General.  We provide in the tables below information regarding our consolidated Operating Results and Other Income and Expense.

	Three months ended		Nine months ended
	September 30,		September 30,
	2023	2022	2023	2022

	amounts in millions
Revenue
Tripadvisor Core	$290	284	813	749
Viator	245	174	576	366
TheFork	42	35	115	93
Intersegment eliminations	(44)	(34)	(106)	(70)
Total revenue	533	459	1,398	1,138
Operating expense	99	78	287	219
Selling, general and administrative expense	309	269	872	674
Stock-based compensation	25	23	74	68
Depreciation and amortization	21	23	63	73
Impairment of goodwill and intangible assets	1,025	—	1,025	—
Restructuring and other related reorganization costs	18	—	18	—
Operating income (loss)	(964)	66	(941)	104
Other income (expense):
Interest expense	(17)	(16)	(50)	(49)
Dividend and interest income	13	5	36	7
Realized and unrealized gains (losses) on financial instruments, net	(8)	(24)	(1)	35
Other, net	(2)	(4)	(4)	(9)
	(14)	(39)	(19)	(16)
Earnings (loss) before income taxes	(978)	27	(960)	88
Income tax (expense) benefit	14	(38)	(63)	(61)
Net earnings (loss)	$(964)	(11)	(1,023)	27

Adjusted OIBDA	$125	112	242	245

Revenue. Tripadvisor Core revenue increased $6 million and $64 million during the three and nine months ended September 30, 2023, respectively, when compared to the same periods in the prior year. The increase in Tripadvisor Core revenue is detailed as follows:

	Three months ended		Nine months ended
	September 30,		September 30,
	2023	2022	2023	2022

	amounts in millions
Tripadvisor-branded hotels	$181	188	524	510
Tripadvisor-branded display and platform	38	33	110	97
Tripadvisor experience and dining (1)	55	45	138	101
Other	16	18	41	41
Total Tripadvisor Core	$290	284	813	749

(1)Tripadvisor experiences and dining revenue within the Tripadvisor Core segment is shown gross of intersegment (intercompany) revenue, which is eliminated on a consolidated basis. See note 10 to the accompanying condensed consolidated financial statements for a discussion of intersegment revenue.

Tripadvisor-branded hotels revenue includes hotel meta revenue, primarily click-based advertising revenue, and hotel B2B revenue, which includes primarily subscription-based advertising and hotel sponsored placements revenue. For the three and nine months ended September 30, 2023, 62% and 64%, respectively, and for the three and nine months ended September 30, 2022, 66% and 68%, respectively, of Tripadvisor Core segment revenue was derived from Tripadvisor-branded hotels revenue. Tripadvisor-branded hotels revenue decreased $7 million during the three months ended September 30, 2023, when compared to the same period in 2022, primarily driven by a decrease in Tripadvisor’s hotel meta revenue, related to an increased competitive environment in paid channels and product decisions Tripadvisor has implemented, leading to a decrease in click volumes. However, Tripadvisor believes product decisions it has implemented are delivering higher quality clicks, which contributed to stronger CPC rates during the third quarter of 2023. From a geographical perspective, Tripadvisor’s hotel meta revenue experienced declines in Europe, and to a lesser extent, in the U.S., which more than offset growth in the rest of the world. This decrease was partially offset by improved hotel B2B revenue when compared to the third quarter of 2022.

Tripadvisor-branded hotels revenue increased $14 million during the nine months ended September 30, 2023 when compared to the same period in 2022, primarily driven by improved hotel B2B revenue, and improved hotel meta revenue in the rest of the world geographic markets, primarily driven by strong consumer travel demand compared to the three quarters of 2022, which was negatively impacted by the COVID-19 Omicron variant during the first quarter of 2022. In addition, Tripadvisor saw continued strength in hotel meta monetization in the U.S., where CPC rates remained robust when compared 2022. These improvements were partially offset primarily by a decrease in Tripadvisor’s European hotel meta revenue during the second and third quarters of 2023, as described above, as well as, an increased competitive environment in paid channels and product decisions Tripadvisor has implemented, leading to a decrease in click volumes.

Tripadvisor-branded display and platform revenue increased $5 million and $13 million during the three and nine months ended September 30, 2023, respectively, when compared to the same periods in 2022, primarily driven by an increase in marketing spend from advertisers, in correlation with growth in consumer travel demand.

Tripadvisor experiences and dining revenue includes intercompany (intersegment) revenue consisting of affiliate marketing commissions earned primarily from experience bookings and, to a lesser extent, restaurant reservation bookings, on Tripadvisor-branded websites and mobile apps fulfilled by Viator and TheFork, respectively, which are eliminated on a consolidated basis, in addition to external revenue generated from Tripadvisor’s restaurant service offerings. Tripadvisor experiences and dining revenue increased $10 million and $37 million during the three and nine months ended September 30, 2023, respectively, when compared to the same periods in 2022, primarily driven by strong consumer demand for Tripadvisor’s experiences, combined with conversion rate improvements and enhancements to Tripadvisor’s websites and mobile apps.

Other revenue includes rentals revenue, in addition to primarily click-based advertising and display-based advertising revenue from cruises, flights and cars offerings on Tripadvisor websites and mobile apps. Other revenue remained relatively flat for the three and nine months ended September 30, 2023, compared to the same periods in the prior year.

Viator revenue increased $71 million and $210 million during the three and nine months ended September 30, 2023, respectively, when compared to the same periods in 2022, primarily driven by strong consumer demand for experiences across all geographies, including growth in both volume and pricing of experiences. Viator is also benefiting from a larger macro trend, or secular shift, as the large global market in which it operates continues to grow and migrate online from traditional offline sources.

TheFork segment revenue increased $7 million and $22 million during the three and nine months ended September 30, 2023, respectively, when compared to the same periods in 2022, driven by increased consumer demand for dining, including increased bookings and pricing, during 2023 compared to the first three quarters of 2022, as well as a decrease in the negative impact of the COVID-19 Omicron variant that occurred during the first quarter of 2022. In addition, Tripadvisor estimates this segment’s revenue growth rate was positively impacted by foreign currency fluctuations of approximately 6% during the three months ended September 30, 2023, when compared to the same period in 2022.

Operating expense. Operating expense increased $21 million and $68 million for the three and nine months ended September 30, 2023, respectively, when compared to the same periods in 2022, primarily due to increases of $10 million and $40 million, respectively, in technology and content costs due to increased personnel and overhead costs resulting from additional headcount and contingent staff to support business growth, primarily in the Tripadvisor Core and Viator segments.  Other technology and content costs increased $5 million during the nine months ended September 30, 2023, compared to the same period in the prior year, primarily due to increased software licensing costs in the Tripadvisor Core segment.  Cost of revenue increased $11 million and $28 million, for the three and nine months ended September 30, 2023, respectively, when compared to the same periods in 2022, primarily due to increased direct costs from credit card payment processing fees and other revenue-related transaction costs in the Viator segment in direct correlation with an increase in revenue, as Viator serves as the merchant of record for the significant majority of its experience booking transactions, and to a lesser extent increased direct revenue generation costs related to data center costs and other revenue-related transaction costs in the Tripadvisor Core segment.

Selling, general and administrative. Selling, general and administrative expense increased $40 million and $198 million for the three and nine months ended September 30, 2023, respectively, when compared to the same periods in the prior year. The most significant driver of selling, general and administrative expense is selling and marketing costs, which consist of direct selling and marketing costs and indirect costs, such as personnel and overhead. Tripadvisor’s selling and marketing costs increased $37 million and $167 million during the three and nine months ended September 30, 2023, respectively, when compared to the same period in 2022. The increase for the three months ended September 30, 2023  was primarily due to an increase of $40 million in paid online traffic acquisition costs, including search engine marketing (“SEM”) and other paid online traffic acquisition spend, and also other marketing costs, including brand spend, incurred within the Viator segment in order to capture consumer demand, including increased investment in the marketing of Tripadvisor’s experiences offerings for growth opportunities, while paid online traffic acquisition costs in the Tripadvisor Core and TheFork segments during the third quarter of 2023 declined slightly. The increase in selling and marketing costs for the nine months ended September 30, 2023, when compared to the same period in 2022, was primarily due to an increase of $152 million in paid online traffic acquisition costs, including Tripadvisor’s SEM and other paid online traffic acquisition spend, and also other marketing costs, including brand spend, the substantial majority of which was incurred within the Viator segment and, to a lesser extent, the Tripadvisor Core segment, in order to capture consumer demand, including increased investment in the marketing of Tripadvisor’s experiences offerings within these segments for growth opportunities, slightly offset by a decrease in SEM and other paid online traffic acquisition spend in TheFork segment.

Tripadvisor’s general and administrative costs increased $4 million and $29 million during the three and nine months ended September 30, 2023, respectively, when compared to the same periods in 2022, the majority of which was due to an increase in professional service fees and other costs.  During the three months ended September 30, 2023, professional service fees and other costs increased primarily due to incremental digital service tax costs of $2 million and bad debt expense of $3 million. During the nine months ended September 30, 2023, professional service fees and other costs increased primarily due to non-income tax related government assistance benefits related to COVID-19 relief of $11 million received by Tripadvisor during the second quarter of 2022 in TheFork segment, which did not reoccur in 2023, a non-recurring expense of $3 million related to previously capitalized transactions costs during the first quarter of 2023, and incremental digital service tax costs of $6 million and bad debt expense of $2 million. In addition, personnel and overhead costs increased during the nine months ended September 30, 2023 driven by additional headcount to help support business growth.

Operating Income (Loss).  Operating income decreased $1,030 million and $1,045 million during the three and nine months ended September 30, 2023, respectively, when compared to the same periods in the prior year, due to the impairments recorded to goodwill and intangible assets during the three months ended September 30, 2023 (see note 5 to the accompanying condensed consolidated financial statements), as well as the above explanations.

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

	Three months ended		Nine months ended
	September 30,		September 30,
	2023	2022	2023	2022

	amounts in millions
Operating income (loss)	$(964)	66	(941)	104
Stock-based compensation	25	23	74	68
Depreciation and amortization	21	23	63	73
Impairments of goodwill and intangible assets	1,025	—	1,025	—
Restructuring and other related reorganization costs	18	—	18	—
Non-recurring expenses (1)	—	—	3	—
Adjusted OIBDA	$125	112	242	245

(1)	Tripadvisor expensed $3 million of previously capitalized transaction costs during the nine months ended September 30, 2023 to selling, general and administrative, including stock-based compensation on the condensed consolidated statement of operations. Tripadvisor considers such costs to be non-recurring in nature.

Adjusted OIBDA is summarized as follows:

	Three months ended		Nine months ended
	September 30,		September 30,
	2023	2022	2023	2022

	amounts in millions

Tripadvisor Core	$111	112	279	284
Viator	17	12	(15)	(8)
TheFork	(1)	(9)	(14)	(24)
Corporate	(2)	(3)	(8)	(7)
Consolidated TripCo	$125	112	242	245

Consolidated Adjusted OIBDA increased $13 million and decreased $3 million during the three and nine months ended September 30, 2023, respectively, when compared to the same periods in the prior year.  Tripadvisor Core Adjusted

OIBDA decreased $1 million and $5 million during the three and nine months ended September 30, 2023, respectively, when compared to the same periods in the prior year, while Adjusted OIBDA margin decreased by 1% and 4% during the three and nine months ended September 30, 2023, respectively, when compared to the same periods in 2022. For the three months ended September 30, 2023,  the increase in the Tripadvisor Core segment revenue of $6 million, as noted above, was more than offset by increases in direct revenue generation costs related to data center and other direct revenue related costs, as well as personnel and overhead costs to support business growth, while paid online traffic acquisition costs decreased slightly, as Tripadvisor maintained consistent return on advertising spend targets.

For the nine months ended September 30, 2023, the increase in the Tripadvisor Core segment revenue of $64 million, as noted above, is more than offset by increases in personnel and overhead costs to support business growth, direct selling and marketing expenses related to paid online traffic acquisition costs, direct revenue generation costs related to data center and other direct revenue related costs, and software licensing costs.

Viator Adjusted OIBDA increased $5 million during the three months ended September 30, 2023, when compared to the corresponding period in 2022, primarily due to an increase in revenue as noted above, largely offset by an increase in selling and marketing expenses related to SEM, other online paid traffic acquisition costs, and other marketing costs, including incremental brand spend, in response to strong consumer demand for experiences and increased investment to grow market share, acquire new customers, and drive brand awareness, and, to a lesser extent, an increase in revenue generation costs resulting from credit card payments and other revenue-related transaction costs in direct correlation with the increase in revenue. In addition, personnel and overhead costs  increased to support business growth related to strong consumer demand, negatively impacting Adjusted OIBDA growth within this segment.

Viator Adjusted OIBDA loss increased by $7 million during the nine months ended September 30, 2023, when compared to the same period in 2022, primarily due to an increase in selling and marketing expenses related to SEM, other online paid traffic acquisition costs, and other marketing costs, including brand spend, in response to strong consumer demand for experiences and increased investment to grow market share, acquire new customers, and drive brand awareness, and, to a lesser extent, an increase in revenue generation costs resulting from credit card payments and other revenue-related transaction costs in direct correlation with an increase in revenue. In addition, increases in personnel and overhead costs to support business growth related to strong consumer demand contributed to Adjusted OIBDA losses in this segment. This was all largely offset by an increase in revenue as noted above.

TheFork Adjusted OIBDA loss decreased $8 million during the three months ended September 30, 2023, when compared to the corresponding period in the prior year, while Adjusted OIBDA margin improved by 24% during the three months ended September 30, 2023, when compared to the same period in the prior year, primarily due to an increase in revenue as noted above, a decrease in selling and marketing expenses related to other online paid traffic acquisition costs, which was slightly offset by an increase in personnel and overhead costs to support business growth related to the travel demand recovery that began during 2022.

TheFork Adjusted OIBDA loss decreased $10 million during the nine months ended September 30, 2023, when compared to the same period in 2022, while Adjusted OIBDA margin improved by 14% during the nine months ended September 30, 2023, when compared to the same period in the prior year, primarily due to an increase in revenue as noted above, a decrease in selling and marketing expenses related to SEM and other online paid traffic acquisition costs, which were partially offset by non-income tax related government assistance benefits related to COVID-19 relief received during the second quarter of 2022 of $11 million, which did not reoccur in 2023, and an increase in personnel and overhead costs to support business growth related to the travel demand recovery that began during 2022.

Corporate Adjusted OIBDA includes TripCo level selling, general and administrative expenses. Corporate Adjusted OIBDA loss remained relatively flat for the three and nine months ended September 30, 2023, when compared to the same periods in the prior year.

Impairment of goodwill and intangible assets. TripCo recorded goodwill impairments of $820 million and trademark impairments of $205 million during the nine months ended September 30, 2023, related to the Tripadvisor Core reporting unit. See note 5 to the accompanying condensed consolidated financial statements for additional information.

Restructuring and other related reorganization costs. Tripadvisor incurred restructuring and other related reorganization costs of $18 million during the three and nine months ended September 30, 2023, as discussed above.  These costs consisted primarily of employee severance and related benefits.

Interest expense. Interest expense remained relatively flat for the three and nine months ended September 30, 2023, when compared to the same periods in the prior year.

Dividend and interest income.  Dividend and interest income increased $8 million and $29 million during the three and nine months ended September 30, 2023, respectively, when compared to the same periods in the prior year, primarily due to an increase in the average amount of cash invested at Tripadvisor and increased interest rates received on bank and term deposits as well as an increase in interest earned on money market funds during 2023.

Realized and unrealized gains (losses) on financial instruments, net.  Realized and unrealized gains (losses) on financial instruments, net are comprised of changes in the fair value of the following:

	Three months ended		Nine months ended
	September 30,		September 30,
	2023	2022	2023	2022

	amounts in millions
Variable Prepaid Forward	$—	(6)	3	9
TripCo Exchangeable Senior Debentures due 2051	(11)	(2)	(26)	(2)
Financial instrument liabilities	2	(20)	21	22
Tripadvisor foreign currency forward contracts	1	4	1	6
	$(8)	(24)	(1)	35

The changes in these accounts are primarily due to market factors and changes in the fair value of the underlying stocks or financial instruments to which these related. Realized and unrealized losses on financial instruments, net decreased $16 million during the three months ended September 30, 2023, compared to the same period in the prior year, primarily due to increased unrealized gains of $22 million related to the Preferred Stock Derivative (defined in note 4 of the accompanying consolidated financial statements), and increased unrealized gains of $6 million related to the VPF (defined in note 4 of the accompanying consolidated financial statements), partially offset by increased unrealized losses of $9 million related to the TripCo 0.50% Exchangeable Senior Debentures due 2051 (the “Debentures”) and decreased unrealized gains of $3 million related to Tripadvisor’s foreign currency forward contracts.

Realized and unrealized gains on financial instruments, net decreased $36 million for the nine months ended September 30, 2023, compared to the same period in the prior year, primarily driven by increased unrealized losses of  $24 million related to the Debentures, decreased unrealized gains of $6 million related to the VPF, decreased unrealized gains of $5 million related to Tripadvisor’s foreign currency forward contracts, and decreased unrealized gains of $1 million related to the Preferred Stock Derivative.

Other, net.  Other, net expense decreased $2 million and $5 million for the three and nine months ended September 30, 2023, respectively, when compared to the same periods in the prior year.  Activity in the Other, net account primarily relates to share of earnings (losses) of affiliates and foreign exchange gains (losses) at Tripadvisor.

Income taxes.  During the three months ended September 30, 2023 and 2022, we had losses before income taxes of $978 million and earnings before income taxes of $27 million, respectively, and we had income tax benefit of $14 million and income tax expense of $38 million, respectively.  During the nine months ended September 30, 2023 and 2022, we had losses before income taxes of $960 million and earnings before income taxes of $88 million, respectively, and we had income tax expense of $63 million and $61 million, respectively.  For the three months ended September 30, 2023, the Company recognized additional tax expense related to goodwill and tradename impairments that are not deductible for tax purposes and the recognition of excess tax benefits and shortfalls related to stock based compensation.  For the three months ended September 30, 2022, the Company recognized additional tax expense related to changes in unrecognized tax benefits, additional state tax expense and unrealized gains attributable to the Company’s own stock which is not recognized for tax purposes.  For the nine months ended September 30, 2023, the Company recognized additional tax expense related to goodwill and tradename impairments that are not deductible for tax purposes, and Tripadvisor’s settlement with the IRS on its 2009-2011 transfer pricing audit and changes in unrecognized tax benefits resulting from the IRS settlement. For the nine months ended September 30, 2022, the Company recognized additional tax expense related to changes in unrecognized tax benefits and the recognition of excess tax benefits and shortfalls related to stock based compensation.

Net earnings (loss).  We had net losses of $964 million and $11 million for the three months ended September 30, 2023 and 2022, respectively, and net losses of $1,023 million and net earnings of $27 million for the nine months ended September 30, 2023 and 2022, respectively. The changes in net earnings (loss) were the result of the above described fluctuations in our revenue and expenses.

Liquidity and Capital Resources

As of September 30, 2023, substantially all of our cash and cash equivalents consist of cash on hand in global financial institutions, money market funds and marketable securities with maturities of 90 days or less at the date of purchase.

The following are potential sources of liquidity: available cash balances, proceeds from asset sales, monetization of our investments, outstanding or anticipated debt facilities, debt and equity issuances, and dividend and interest receipts.

As of September 30, 2023, TripCo had a cash and cash equivalents balance of $1,150 million. Approximately $1,124 million of the cash balance, at September 30, 2023, is held at Tripadvisor. Although TripCo has a 57% voting interest in Tripadvisor, Tripadvisor is a separate public company with a significant non-controlling interest, as TripCo has only a 21% economic interest in Tripadvisor. Even though TripCo controls Tripadvisor through its voting interest and board representation, decision making with respect to using Tripadvisor’s cash balances must consider Tripadvisor’s minority holders. Accordingly, any potential distributions of cash from Tripadvisor to TripCo would generally be on a pro rata basis based on economic ownership interests. Covenants in Tripadvisor’s debt instruments also restrict the payment of dividends and cash distributions to stockholders.

As of September 30, 2023, $227 million of the Tripadvisor cash and cash equivalents balance were held by foreign subsidiaries, with approximately 45% located in the United Kingdom.  As of September 30, 2023, the significant majority of Tripadvisor’s cash was denominated in U.S. dollars. As of September 30, 2023, $490 million of Tripadvisor’s cumulative undistributed foreign earnings were no longer considered to be indefinitely reinvested. Due to the one-time transition tax on the deemed repatriation of undistributed foreign subsidiary earnings and profits in 2017, as a result of the 2017 Tax Cuts and Jobs Act, the majority of previously unremitted earnings have been subjected to U.S. federal income tax. To the extent future distributions from these subsidiaries will be taxable, a deferred income tax liability has been accrued on our condensed consolidated balance sheet, which was not material as of September 30, 2023.

Credit Facility

As of September 30, 2023, Tripadvisor is party to a credit facility, which, among other things, provides for a $500 million revolving credit facility with a maturity date of June 29, 2028 (the “Credit Facility”). As of September 30, 2023 and December 31, 2022, Tripadvisor had no outstanding borrowings and was in compliance with its covenants under the Credit Facility. While there can be no assurance that Tripadvisor will be able to meet the total net leverage ratio covenant, based on its current projections, Tripadvisor does not believe there is a material risk it will not remain in compliance throughout the next twelve months.

	Nine months ended
	September 30,
	2023	2022

	amounts in millions
Cash flow information
Tripadvisor cash provided (used) by operating activities	$254	440
Corporate cash provided (used) by operating activities	(6)	(7)
Net cash provided (used) by operating activities	$248	433

Tripadvisor cash provided (used) by investing activities	$(47)	(37)
Corporate cash provided (used) by investing activities	—	—
Net cash provided (used) by investing activities	$(47)	(37)

Tripadvisor cash provided (used) by financing activities	$(97)	(23)
Corporate cash provided (used) by financing activities	—	5
Net cash provided (used) by financing activities	$(97)	(18)

During the nine months ended September 30, 2023, Tripadvisor’s primary uses of cash were $75 million of share repurchases, $47 million of capital expended for property and equipment and $14 million related to payments of withholding taxes on net share settlement of equity awards.

The projected use of TripCo’s corporate cash will primarily be to pay fees  to Liberty Media Corporation (“Liberty Media”) for providing certain services pursuant to the services agreement and the facilities sharing agreement that TripCo entered into with Liberty Media or certain of its subsidiaries (not expected to exceed approximately $4 million annually), payment of dividends on the Series A Preferred Stock (unless added to the liquidation preference or paid in shares of LTRPA), interest expense on the Debentures (approximately $2 million annually), and to pay any other corporate level expenses. Debt service costs accrue on the variable prepaid forward borrowing described in note 6 to the accompanying condensed consolidated financial statements.  TripCo believes that its available cash and cash equivalents will be sufficient for the next several years.

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

We are exposed to changes in interest rates primarily as a result of our borrowing and investment activities, which include investments in fixed and floating rate debt instruments and borrowings used to maintain liquidity and to fund business operations. The nature and amount of our long-term and short-term debt are expected to vary as a result of future requirements, market conditions and other factors. We expect to manage our exposure to interest rates by maintaining what we believe is an appropriate mix of fixed and variable rate debt. We believe this best protects us from interest rate risk. We expect to achieve this mix by (i) issuing fixed rate debt that we believe has a low stated interest rate and significant term to maturity, (ii) issuing variable rate debt with appropriate maturities and interest rates, and (iii) entering into interest rate swap arrangements when we deem appropriate. As of September 30, 2023, our debt is comprised of the following amounts:

	Variable rate debt			Fixed rate debt
	Principal		Weighted avg	Principal	Weighted avg
	amount		interest rate	amount	interest rate

	amount in millions
Tripadvisor	$	NA	NA	845	4.2%
TripCo debt	$	NA	NA	382	1.0%

TripCo is exposed to foreign exchange rate fluctuations related primarily to the monetary assets and liabilities and the financial results of Tripadvisor’s foreign subsidiaries. Assets and liabilities of foreign subsidiaries for which the functional currency is the local currency are translated into U.S. dollars at period-end exchange rates, and the statements of operations are generally translated at the average exchange rate for the period. Exchange rate fluctuations on translating foreign currency financial statements into U.S. dollars that result in unrealized gains or losses are referred to as translation adjustments. Cumulative translation adjustments are recorded in accumulated other comprehensive earnings (loss) as a separate component of stockholders’ equity. Transactions denominated in currencies other than the functional currency are recorded based on exchange rates at the time such transactions arise. Subsequent changes in exchange rates result in transaction gains and losses, which are reflected in income as unrealized (based on period-end translations) or realized upon settlement of the transactions. Cash flows from our operations in foreign countries are translated at the average rate for the period. Accordingly, TripCo may experience economic loss and a negative impact on earnings and equity with respect to our holdings solely as a result of foreign currency exchange rate fluctuations. Tripadvisor enters into foreign currency forward contracts to manage its risk related to foreign currency exchange rates when it deems appropriate.

Item 4. Controls and Procedures.

In accordance with Rules 13a-15 and 15d-15 under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), the Company carried out an evaluation, under the supervision and with the participation of management, including its chief executive officer and its principal accounting and financial officer (the "Executives"), of the effectiveness of its disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, the Executives concluded that the Company's disclosure controls and procedures were effective as of September 30, 2023 to provide reasonable assurance that information required to be disclosed in its reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms.

There has been no change in the Company's internal control over financial reporting that occurred during the three months ended September 30, 2023 that has materially affected, or is reasonably likely to materially affect, its internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings

See note 9 to the accompanying condensed consolidated financial statements for information regarding legal proceedings.

Item 1A. Risk Factors

Because our common stock is quoted on the OTC, your ability to sell your shares in the secondary trading market may be limited.

As of October 30, 2023, the Company’s Series A common stock (“LTRPA”) and Series B common stock (“LTRPB”) are quoted on the OTC Markets Group, Inc.’s OTCQB Venture Market, and such market is currently the only trading market for LTRPA and LTRPB. We can provide no assurance that LTRPA and/or LTRPB will continue to trade on this market, whether broker-dealers will continue to provide public quotes of LTRPA and/or LTRPB on this market, whether the trading volume of LTRPA and/or LTRPB will be sufficient to provide for respective efficient trading markets or whether quotes for LTRPA and/or LTRPB will continue on this market in the future, which could result in significantly lower trading volumes and reduced liquidity for investors seeking to buy or sell LTRPA and/or LTRPB. As a result, prices for shares of LTRPA and/or LTRPB may be lower than might otherwise prevail if LTRPA and LTRPB were listed on a national securities exchange.

Item 2. Unregistered Sales of Equity Securities, Use of Proceeds, and Issuer Purchases of Equity Securities

No shares of LTRPA or LTRPB were surrendered by our officers and employees to pay withholding taxes and other deductions in connection with the vesting or exercise of restricted stock, restricted stock units or options during the three months ended September 30, 2023.

Item 5. Other Information

None of the Company’s directors or officers adopted or terminated a Rule 10b5-1 trading arrangement or a non-Rule 10b5-1 trading arrangement during the Company’s fiscal quarter ended September 30, 2023.

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

LIBERTY TRIPADVISOR HOLDINGS, INC.

Date: November 6, 2023	By:	/s/ GREGORY B. MAFFEI
Gregory B. Maffei Chairman, President and Chief Executive Officer

Date: November 6, 2023	By:	/s/ BRIAN J. WENDLING
Brian J. Wendling Senior Vice President and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

II-3