Form 10-K
period 2023-12-31
Liberty TripAdvisor Holdings, Inc.
filed 2024-02-16
CIK 1606745

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D. C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2023

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

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act:

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management's assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive oﬃcers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐   No ☒

The aggregate market value of the voting stock held by non-affiliates of Liberty TripAdvisor Holdings, Inc. computed by reference to the last sales price of such stock, as of the closing of trading on June 30, 2023, was approximately $54 million.

The number of outstanding shares of Liberty TripAdvisor Holdings, Inc.'s common stock as of January 31, 2024 was:

	Series A	Series B
Liberty TripAdvisor Holdings, Inc. common stock	73,066,321	4,057,532

Documents Incorporated by Reference

The Registrant's definitive proxy statement for its 2024 Annual Meeting of Stockholders is hereby incorporated by reference into Part III of this Annual Report on Form 10-K.

LIBERTY TRIPADVISOR HOLDINGS, INC.

2023 ANNUAL REPORT ON FORM 10-K

PART I.

Item 1. Business.

General Development of Business

Liberty TripAdvisor Holdings, Inc. (“TripCo” or the “Company”) was formed in 2013 as a Delaware corporation.  TripCo was a subsidiary of Liberty Interactive Corporation (subsequently renamed Qurate Retail, Inc. (“Qurate Retail”)) until the completion of its spin-off from Qurate Retail on August 27, 2014 (“TripCo Spin-Off”). Following the TripCo Spin-Off, Qurate Retail and TripCo operate as separate, publicly traded companies, and neither has any stock ownership, beneficial or otherwise, in the other.  TripCo does not have any operations outside of its controlling interest in its subsidiary, Tripadvisor, Inc. (“Tripadvisor”). As of December 31, 2023, TripCo held an approximate 21% economic interest and 57% voting interest in Tripadvisor.

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

Pursuant to the services agreement (except as described below in respect to Gregory B. Maffei), Liberty Media provides TripCo with general and administrative services including legal, tax, accounting, treasury, information technology (“IT”), cybersecurity, and investor relations support. TripCo reimburses Liberty Media for direct, out-of-pocket expenses incurred by Liberty Media in providing these services and TripCo pays a services fee to Liberty Media under the services agreement that is subject to adjustment semi-annually, as necessary.

Pursuant to the services agreement, in connection with Liberty Media’s employment arrangement with Gregory B. Maffei, TripCo’s Chairman, President and Chief Executive Officer, components of Mr. Maffei’s compensation are either paid directly to him or reimbursed to Liberty Media, based on allocations set forth in the services agreement. For each of the years ended December 31, 2023, 2022 and 2021, the allocation percentage for TripCo was 5%, but is subject to adjustment on an annual basis and upon the occurrence of certain events.

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

* * * * *

Cautionary Note Regarding Forward-Looking Statements

Certain statements in this Annual Report on Form 10-K constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, including statements regarding our business, product and marketing strategies; the direct and indirect impacts of the COVID-19 pandemic; improvements in global travel, related spending and revenue; cost reduction measures and related impacts; new product and service offerings; the recoverability of our goodwill and other long-lived assets; covenant compliance; our projected sources and uses of cash; consumer demand; anticipated debt obligations; fluctuations in interest rates and foreign exchange rates; and the anticipated impact of certain contingent liabilities related to tax rules and other matters arising in the ordinary course of business.  In particular, statements under Item 1. "Business," Item 1A. "Risk Factors," Item 2. "Properties," Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations" and Item 7A. "Quantitative and Qualitative Disclosures About Market Risk" contain forward-looking statements.  Forward-looking statements inherently involve many risks and uncertainties that could cause actual results to differ materially from those projected in these statements. Where, in any forward-looking statement, we express an expectation or belief as to future results or events, such expectation or belief is expressed in good faith and believed to have a reasonable basis, but such statements necessarily involve risks and uncertainties and there can be no assurance that the expectation or belief will result or be achieved or accomplished. The following include some but not all of the factors that could cause actual results or events to differ materially from those anticipated:

●	our ability to obtain cash in amounts sufficient to service our financial obligations and other commitments due to the fact we are a holding company;
●	our ability to access the cash that Tripadvisor generates from its operating activities;
●	the ability of our Company and Tripadvisor to obtain additional financing, or refinance our existing indebtedness, on acceptable terms;
●	the existence of our Series A Preferred Stock and its rights, preferences and privileges that are not held by, and are preferential to, the rights of our common stockholders;
●	our ability to realize the full value of our intangible assets;
●	weak economic conditions or declines or interruptions in the worldwide travel industry, including health concerns (including COVID-19 or other pandemics or epidemics), natural disasters, cyber-attacks, technology system failures, regional hostilities, wars, terrorist attacks, civil or political unrest or other events outside Tripadvisor’s control;
●	Tripadvisor’s ability to attract a significant number of visitors and cost-effectively convert these visitors into revenue-generating consumers;
●	failure of internet search engines and application marketplaces to continue to prominently display links to Tripadvisor’s websites;
●	Tripadvisor’s performance marketing efficiency and the general effectiveness of its advertising and marketing efforts;
●	reduction in spending by advertisers on Tripadvisor’s platforms or the loss of Tripadvisor’s significant travel partners;
●	Tripadvisor’s failure to maintain, protect or enhance its brands;
●	Tripadvisor’s strategy may be unsuccessful, may expose it to additional risks, or may not achieve its expected benefits;
●	declines or disruptions in the economy in general and in the travel industry in particular;
●	failure of Tripadvisor to effectively compete in the global environment in which it operates;
●	Tripadvisor’s failure to adapt to technological developments or industry trends, including artificial intelligence;
●	the ability of Tripadvisor to innovate and provide products, services and features that are useful to consumers;

●	Tripadvisor’s potential for prioritizing rapid innovation and consumer experience over short-term financial results;
●	the ability of Tripadvisor to maintain a quality of traffic in its network to provide value to its travel partners;
●	real or perceived inaccuracies of the assumptions and estimates and data Tripadvisor relies on to calculate certain of its key metrics;
●	the ability of Tripadvisor to hire, retain and engage the highly skilled work force on which it relies;
●	risks associated with the composition of Tripadvisor’s work force and Tripadvisor’s ability to manage those risks;
●	disruptions resulting from any acquisitions, investments, significant commercial arrangements and/or new business strategies;
●	risks due to Tripadvisor operating in many jurisdictions inside and outside the U.S.;
●	claims, lawsuits, government investigations and other proceedings to which Tripadvisor is regularly subject;
●	the ability of Tripadvisor to protect its intellectual property from copying or use by others;
●	the impact of green house gas emissions on global climate change and its expected impacts on travel, including the world’s transportation infrastructure and tourist destinations;
●	risks associated with environmental, social, and governance (“ESG”) responsibilities;
●	risks due to Tripadvisor’s processing, storage and use of personal information and other data;
●	risks associated with the facilitation of payments from consumers, including fraud and compliance with evolving rules and regulations and reliance on third parties;
●	risks resulting from system security issues, data protection breaches, cyberattacks and system outage issues;
●	risks associated with evolving regulations, guidance and practices on the use of “cookies” and similar tracking technologies;
●	Tripadvisor’s indebtedness and the resulting impacts on its business and financial condition;
●	limitations imposed by the various covenants in Tripadvisor’s credit facilities and indenture;
●	risks related to the 2026 Convertible Senior Notes and Capped Calls (each as defined herein);
●	Tripadvisor’s ability to meet its publicly announced guidance or other expectations about its business and future operating results;
●	fluctuation of Tripadvisor’s financial results;
●	factors that determine Tripadvisor’s effective income tax rate;
●	changes in tax laws that affect Tripadvisor or the examination of Tripadvisor’s tax positions;
●	changes in the tax treatment of companies engaged in e-commerce;
●	challenges by tax authorities in the jurisdictions where Tripadvisor operates;
●	fluctuation in foreign currency exchange rates which affect Tripadvisor; and
●	risks associated with our stock price being disproportionately affected by the results of operations of Tripadvisor and developments in its business.

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

Description of Business

Tripadvisor

Tripadvisor operates as a family of brands with the purpose of connecting people to experiences worth sharing.  Tripadvisor’s vision is to be the world’s most trusted source for travel and experiences. Tripadvisor operates across three business segments: Brand Tripadvisor (formerly Tripadvisor Core), Viator, and TheFork. Tripadvisor leverages its brands, technology platforms and capabilities to connect its large, global audience with partners by offering rich content, travel guidance products and services, and two-sided marketplaces for experiences, accommodations, restaurants, and other travel categories.

Brand Tripadvisor’s purpose is to empower everyone to be a better traveler by serving as the world’s most trusted and essential travel guidance platform. Since Tripadvisor’s founding in 2000, the Tripadvisor brand has developed a relationship of trust and community with travelers and experience seekers by providing an online global platform for travelers to discover, generate, and share authentic user-generated content in the form of ratings and reviews for destinations, points-of-interest, experiences, accommodations, restaurants, and cruises in over 40 countries and in more than 20 languages across the world. Tripadvisor offers more than 1 billion user-generated ratings and reviews on over 8 million experiences, accommodations, restaurants, airlines, and cruises. Tripadvisor’s online platform attracts one of the world’s largest travel audiences, with hundreds of millions of visitors annually.

Viator’s purpose is to bring extraordinary, unexpected, and forever memorable experiences to more people, more often, wherever they are traveling. In doing so, Viator elevates tens of thousands of businesses, large and small. Viator delivers on its purpose by enabling travelers to discover and book iconic, unique and memorable experiences from experience operators around the globe. Viator’s online marketplace is comprehensive and easy-to-use, connecting millions of travelers to the world’s largest supply of bookable tours, activities and attractions—over 350,000 experiences from more than 55,000 operators. Viator is a pure-play experiences online travel agency (“OTA”) singularly focused on the needs of both travelers and operators with the largest supply of bookable experiences available to travelers.

TheFork’s purpose is to deliver happiness through amazing dining experiences. TheFork delivers on its purpose by providing an online marketplace that enables diners to discover and book online reservations at approximately 55,000 restaurants in 11 countries across the U.K., and western and central Europe. TheFork has become an urban, gastronomic guide with a strong community that offers approximately 20 million restaurant reviews.

The COVID-19 pandemic had a significant negative impact on the travel and hospitality industries (collectively, the “travel industry”) and consequently, adversely and materially affected Tripadvisor’s business, results of operations, liquidity and financial condition through the first quarter of 2022. Overall, in 2022, Tripadvisor generally experienced a travel demand recovery fueled by the continued easing of government restrictions globally and increasing consumer travel demand. During 2023, Tripadvisor continued to experience strong consumer demand for its offerings, particularly for its experiences offerings across the Viator and Brand Tripadvisor segments. Tripadvisor believes that consumers will continue to seek connection with others, discover new places, and experience new things through travel.

Tripadvisor’s Industry and Market Opportunity

Tripadvisor is one of the world’s largest online travel companies, and its consolidated annual revenue in 2023 represents a small fraction of total worldwide travel spending which highlights the potential size of its global market opportunity. Phocuswright, an independent travel, tourism and hospitality research firm, estimated global travel spending, exclusive of experiences, short-term vacation rentals, and dining, at approximately $1.6 trillion in 2020, prior to the onset of COVID-19. Phocuswright estimates global travel spending will reach approximately $1.7 trillion by 2026, with an expected increasing share booked through online channels each year.

Tripadvisor believes that it is a compelling leader in the global experiences industry and well positioned to capture increased share in a large and growing market that is estimated to reach approximately $280 billion by 2025 according to Arival’s October 2022 report (the “Arival Report”), a leading research provider on the in-destination experiences industry. Moreover, Tripadvisor believes it is poised to benefit from increased online adoption in the global experiences industry. While online penetration in experiences remains nearly a third below other major travel categories, such as hotel accommodations, the anticipated total size of the online experiences market will continue to grow according to the Arival Report as travelers become increasingly aware of the category online and operators continue to shift their business online. In addition, OTAs are the fastest growing channel in the travel experiences market and are expected to undergo significant growth going forward, with the OTA channel expected to experience a compounded annual growth rate of 37% from 2022 to 2025 according to the Arival Report.

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

Business Models

The Brand Tripadvisor segment (formerly Tripadvisor Core segment) includes revenue generated from the following sources:

●Tripadvisor-branded Hotels Revenue. The largest source of Brand Tripadvisor segment revenue is generated from click-based advertising on Tripadvisor’s hotel meta platform (also referred to as hotel auction), which consists primarily of contextually-relevant booking links to partner websites, which predominantly include OTAs and hotels. Click-based advertising is generally priced on a cost-per-click (“CPC”) basis, with payments from partners determined by the number of clicks generated on a commerce link multiplied by the CPC rate for each particular click. CPC rates are determined in a dynamic, competitive auction bidding process. Tripadvisor also generates click-based advertising revenue on a cost-per-acquisition basis, with payments from partners determined by a contractual commission rate based on a traveler click generated on its platform that ultimately results in a hotel booking and stay via the partners’ websites.

Tripadvisor provides additional business-to-business (“B2B”) offerings to hotels and related accommodation partners that deliver other unique opportunities to further promote, advertise, and operate their businesses as well as merchandise their inventory on its platform. These include a subscription-based advertising solution, with revenue determined by a contractual fee and time duration, or other CPC-based advertising services through hotel sponsored placements on Tripadvisor’s platform.

●Media and Advertising Revenue. Tripadvisor offers endemic and non-endemic advertisers opportunities to promote their brands primarily through display-based advertising (or “media advertising”) placements across its brands on its platform. Tripadvisor’s advertising clients are predominantly direct suppliers of hotels, airlines and cruises, as well as destination marketing organizations, OTAs, and other travel related businesses.  Display-based advertising placements are predominantly sold on a cost per thousand impressions, basis.
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

Tripadvisor provides additional B2B offerings to restaurant partners that deliver other unique opportunities to further promote, advertise, and operate their businesses as well as merchandise their businesses on its platform. These offerings can be subscription-based, with revenue determined by a contractual fee and time duration, or CPC-based advertising services through restaurant sponsored placements on its platform.

●Other Revenue. Tripadvisor provides travelers additional offerings across various other travel categories, including alternative accommodations (e.g., short-term vacation rentals), cruises, flights, and rental cars.  Tripadvisor provides these offerings across a collection of brands that complement and reinforce its segment strategy of providing differentiated guidance that helps travelers reduce friction and make better decisions.  Tripadvisor’s alternative accommodation rentals platform is a two-way marketplace that connects travelers with owners and operators of short-term rental properties, generating commission revenue from both the traveler and the property owner for each booking it facilitates across its branded platforms. Tripadvisor’s cruise, flight, and rental cars offerings generate revenue primarily through click-based and display-based advertising opportunities.

The Viator segment offers travelers a comprehensive online marketplace that provides access to over 350,000 experiences and more than 55,000 experience operators. These experiences are instantly bookable online in over 200 countries. Tripadvisor’s business model relies on the success of travelers and operators who join its marketplace and generate consistent bookings over time. As experience operators become more successful on Tripadvisor’s platform and as travelers return over time, Tripadvisor benefits from the recurring activity on its marketplace. Tripadvisor generates revenue through commissions for each booking transaction it facilitates directly and indirectly through its platform. Through Viator, Tripadvisor also powers traveler experience bookings on behalf of third-party distribution partner websites, including the Tripadvisor platform as well as many of the world’s major OTAs, airlines, hotels, online and offline travel agencies, and other prominent content and eCommerce brands.  For the majority of experience bookings, Tripadvisor collects the full amount charged to the traveler at the time of booking and remits the operator’s portion after the booked experience occurs. In addition, Viator offers a “Reserve Now, Pay Later” payment option, which allows Tripadvisor’s travelers the option to reserve certain experiences and defer payment until a date no later than two days before the experience date.

TheFork segment offers travelers and diners a comprehensive online marketplace that provides access to approximately 55,000 restaurants to discover and book reservations in 11 countries across the U.K., and western and central Europe. Tripadvisor primarily generates revenue for each booking reservation it facilitates on its platform, calculated on a per seated diner fee basis and paid for by the restaurant partner.  Tripadvisor also generates revenue on a subscription basis from restaurant partners by providing, for a fee, access to premium online reservation booking software and related services offerings to help them more effectively and efficiently manage their business.

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

For the years ended December 31, 2023, 2022 and 2021, Tripadvisor’s two most significant travel partners were Expedia Group, Inc., and its subsidiaries (“Expedia”), and Booking Holdings Inc., and its subsidiaries (“Booking Holdings”), each of which accounted for 10% or more of Tripadvisor’s consolidated revenue and together accounted for approximately 25%, 31% and 34% of its consolidated revenue, respectively, with nearly all of this concentration of revenue recorded in the Brand Tripadvisor segment during these reporting periods. Additionally, Tripadvisor’s business is dependent on relationships with third-party service operators that it relies on to fulfill service obligations to its customers where Tripadvisor is the merchant of record, such as Tripadvisor’s experience providers. However, no single operator’s inventory resulted in more than 10% of Tripadvisor’s revenue on a consolidated basis or at a reportable segment level in any period presented.

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

Seasonality

Consumer travel expenditures have historically followed a seasonal pattern. Correspondingly, travel partner advertising investments and, therefore, Tripadvisor’s revenue and operating profits, have also historically followed a seasonal pattern.  Tripadvisor’s financial performance tends to be seasonally highest in the second and third quarters of a given year, which includes the seasonal peak in consumer demand, including traveler accommodation stays, and travel experiences taken, compared to the first and fourth quarters, which represent seasonal low points. In addition, during the first half of the year, experience bookings typically exceed the amount of completed experiences, resulting in higher cash flow related to working capital, while during the second half of the year, particularly in the third quarter, this pattern reverses and cash flows from these transactions are typically negative. Other factors may also impact typical seasonal fluctuations, such as significant shifts in Tripadvisor’s business mix, adverse economic conditions, public health-related events, as well as other factors.

Terms of Investment in Tripadvisor

We own an approximate 21% economic interest and 57% voting interest in Tripadvisor as of December 31, 2023. Tripadvisor’s amended and restated certificate of incorporation provides that the holders of Tripadvisor common stock, acting as a single class, are entitled to elect a number of directors equal to 25% of the total number of directors, rounded up to the next whole number, which is currently three directors. We consolidate Tripadvisor as we control a majority of the voting interest in Tripadvisor. We are subject to a Governance Agreement with Tripadvisor which provides us with certain director nomination, registration and other rights and imposes certain restrictions on our shares of Class B common stock.

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

Compliance with these laws, rules and regulations has not had, and is not expected to have, a material effect on Tripadvisor’s business, results of operations and financial condition. However, there are, and will likely continue to be, an increasing number of laws and regulations pertaining to the internet and online commerce and/or information retrieved from or transmitted over the internet, online editorial and user-generated content, user privacy, behavioral targeting and online advertising and liability for third-party activities. Likewise, the SEC, Department of Justice (“DOJ”) and Office of Foreign Assets Control (“OFAC”), as well as foreign regulatory authorities, have continued to increase the enforcement of economic sanctions and trade regulations, anti-money laundering, and anti-corruption laws, across industries. As regulations continue to evolve and regulatory oversight continues to increase, Tripadvisor cannot guarantee that its programs and policies will be deemed compliant by all applicable regulatory authorities.

Marketing

Tripadvisor has established world-renowned, widely used, and recognized brands through the innovative and efficient implementation of marketing and promotional campaigns. Particularly, Tripadvisor believes it has been successful with the strategic use of a number of cost effective online and offline marketing channels to reach travelers and diners, including its own platform channels (i.e., websites and apps), online search engines (primarily Google), social media, email, media via public relations, partnerships, and content distribution. Tripadvisor’s omni-channel marketing programs are intended to showcase the value of its industry-leading travel brands; increase user traffic; efficiently drive transactions and engagement; optimize ongoing traveler acquisition costs; and strategically position its brands in relation to one another as Tripadvisor continues to differentiate its offering versus those of its competitors. Tripadvisor’s sustained scale and profitability depend on its ability to effectively maintain its costs and increase the overall number of users engaged on its platforms and their subsequent transactions. Tripadvisor continues to focus on its ability to attract and engage new and repeat users and encourage users to directly visit its websites and apps. Tripadvisor has the ability to manage its marketing investments across its portfolio of brands to optimize its results. Tripadvisor’s relative flexibility enables it to make decisions on a brand-by-brand, market-by-market, travel segment and customer basis that it thinks are appropriate based on the relative growth opportunity, the expected returns and the competitive environment.

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
●Hotel metasearch providers, such as trivago, Kayak and Skyscanner;
●Online search, social media, and marketplace platforms for advertising spend, such as Google, Facebook, Twitter, Pinterest, and Snap;
●Global and regional travel, experiences, and restaurant brands seeking to promote direct bookings;

●Emerging online advertising businesses, such as ad-supported retail and entertainment platforms like Amazon, Spotify, and Walmart;
●Artificial intelligence driven travel curators;
●Traditional offline travel agencies; and
●Global and regional restaurant technology providers for reservation management and related services, such as OpenTable, Resy, and Tock.

Human Capital Resources

Employees

As described above, our Company is party to a services agreement with Liberty Media, pursuant to which 86 Liberty Media corporate employees provide certain management services to the Company for a determined fee. As a result, our Company is not responsible for the hiring, retention and compensation of these individuals (except that our Company does grant equity incentive awards to certain of these individuals). However, our Company directly benefits from the efforts undertaken by Liberty Media to attract and retain talented employees. Liberty Media strives to create a diverse, inclusive and supportive workplace, with opportunities for its employees to grow and develop in their careers, supported by competitive compensation, benefits and health and wellness programs, and by programs that build connections between its employees and their communities. Our Company fully supports these efforts.

As of December 31, 2023, Tripadvisor had approximately 2,845 employees. Approximately 58%, 34% and 8% are based in Europe, the U.S. and the rest of the world, respectively. Additionally, Tripadvisor uses independent contractors to supplement its workforce. Tripadvisor believes it has good relationships with its employees and contractors, including relationships with employees represented by international works councils or other similar organizations.

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

Health and Safety

The health and safety of its employees is of utmost importance to Tripadvisor. Tripadvisor conducts regular self-assessments and audits designed to ensure compliance with its health and safety guidelines and regulatory requirements.

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

The following is a summary of the material risk factors that could adversely affect our business, financial condition, and results of operations

Risk Factor Summary

Risk Factors Relating to Our Corporate History and Structure

●	We are a holding company, and we could be unable in the future to obtain cash in amounts sufficient to service our financial obligations or meet our other commitments.
●	We have no ability to cause Tripadvisor to pay dividends or otherwise make funds available to us nor do we have access to the cash that Tripadvisor generates from its operating activities.
●	Our company may have future capital needs and may not be able to obtain additional financing, or refinance our existing indebtedness, on acceptable terms.
●	Our Series A Preferred Stock has rights, preferences and privileges that are not held by, and are preferential to, the rights of our common stockholders, which could adversely affect our liquidity and financial condition and result in the interests of Certares (as defined below) differing from those of our common stockholders.
●	Holders of our Series A Preferred Stock have certain consent rights.
●	Holders of Series A Preferred Stock have certain redemption rights. We may not be able to raise the funds necessary to finance such a redemption.
●	Our company has overlapping directors and officers with Qurate Retail, Liberty Media, Liberty Broadband Corporation (“LBC”) and Atlanta Braves Holdings, Inc. (“ABH”), which may lead to conflicting interests.
●	Certain of our inter-company agreements were negotiated while we were a subsidiary of Qurate Retail.
●	Goodwill and other identifiable intangible assets, specifically trademarks, represent a significant portion of our total assets, and we may never realize the full value of our intangible assets.

Risk Factors Relating to Tripadvisor

●	If Tripadvisor is unable to continue to attract a significant number of visitors to its platform, to cost-effectively convert these visitors into revenue-generating customers and to continue to engage consumers, its business and financial performance could be harmed.
●	If Tripadvisor is unable to drive traffic cost-effectively, traffic to its platform could decline and its business would be negatively affected.
●	Tripadvisor’s strategy may be unsuccessful and may expose it to additional risks. If Tripadvisor’s strategy does not achieve its expected benefits, there could be negative impacts to its business, financial condition and results of operations.
●	Tripadvisor derives a substantial portion of its revenue from advertising and any significant reduction in spending by advertisers on its platform could harm its business.
●	Tripadvisor relies on a relatively small number of significant travel partners and any reduction in spending by or loss of these partners could seriously harm its business.
●	Any failure to maintain, protect or enhance Tripadvisor’s brands could hurt its ability to retain and expand its base of consumers and partners, the frequency with which consumers utilize its products and services and its ability to attract partners.
●	Weak economic conditions have, in the past, had a material adverse impact on Tripadvisor’s business and financial performance and could have a material adverse impact on Tripadvisor’s business, financial performance and the market price of its common stock.

●	Tripadvisor operates in a competitive global environment and its failure to compete effectively could reduce its market share and harm its financial performance.
●	Any failure to adapt to technological developments or industry trends could harm Tripadvisor’s businesses.
●	If Tripadvisor is unable to adapt to the evolving demands of its customers, it may not remain competitive, and its business and financial performance could suffer.
●	Tripadvisor’s dedication to making the consumer experience its highest priority may cause it to prioritize rapid innovation and consumer experience over short-term financial results.
●	Any failure in its ability to deliver quality traffic and/or the metrics to demonstrate the value of the traffic could have a material and adverse impact on the value of Tripadvisor’s platform to its partners.
●	Tripadvisor relies on assumptions and estimates and data to calculate certain of its key metrics, and real or perceived inaccuracies in such metrics may harm its reputation and negatively affect its business.
●	Tripadvisor’s future success depends on the performance of its key employees and its ability to attract, retain and engage senior management and a highly skilled workforce.
●	The composition of Tripadvisor’s work force, in terms of geographic location creates challenges and risks and failure to properly manage those risks could have a negative impact on its business.
●	Acquisitions, investments, significant commercial arrangements and/or new business strategies could present new challenges and risks and disrupt its ongoing business.

Risks Related to Legal and Regulatory Matters

●	Tripadvisor is a global company that operates in many different jurisdictions inside and outside the U.S. and these operations expose Tripadvisor to additional risks.
●	Tripadvisor is regularly subject to claims, lawsuits, government investigations, and other proceedings which may result in adverse outcomes and diversion of management resources, and other negative results.
●	A failure to comply with existing or new laws, rules and regulations or changes to such laws, rules and regulations and other legal uncertainties may adversely affect Tripadvisor’s business or financial results.
●	Tripadvisor faces risks related to its intellectual property.
●	Green house gas emissions are driving global climate change that is expected to have various impacts on travel, including the world’s transportation infrastructure and tourist destinations, and such impact could have a negative impact on Tripadvisor’s operations.
●	Increased focus on Tripadvisor’s ESG responsibilities have and will likely continue to result in additional costs and risks, and may adversely impact Tripadvisor’s reputation, employee retention, and willingness of customers and partners to do business with Tripadvisor.

Risks Related to Information Security, Cybersecurity and Data Privacy

●	Tripadvisor’s processing, storage and use of personal information and other data subjects it to risks, laws and regulations and could give rise to cyberattacks and other risks, including damage to Tripadvisor’s reputation and value of its brands.
●	System security issues, data protection breaches, cyberattacks and system outage issues could disrupt Tripadvisor’s operations or services provided to its consumers, and any such disruption could damage its reputation and adversely affect its business, financial results and share price.
●	Evolving regulations, guidance and practices on the use of "cookies" and similar tracking technologies could negatively impact the way Tripadvisor does business.
●	Tripadvisor is subject to risks associated with processing payment transactions and failure to manage those risks may subject it to fines, penalties and additional costs and could have a negative impact on its business.

Risks Related to Financial Matters

●	Tripadvisor may fail to meet its publicly announced guidance or other expectations about its business and future operating results, which could cause its stock price to decline.
●	Tripadvisor’s financial results are difficult to forecast; they have fluctuated in the past and will likely fluctuate in the future.
●	Tripadvisor has indebtedness which could adversely affect its business and financial condition.
●	Failure to comply with the various covenants contained in Tripadvisor’s Credit Agreement and the 2025 Indenture could have a material adverse effect on its business.

●	Tripadvisor is subject to risks relating to its 2026 Convertible Senior Notes.
●	Tripadvisor is subject to risks relating to the Capped Calls.
●	Tripadvisor may have future capital needs and may not be able to obtain additional financing on acceptable terms.

Risks Related to Tax Matters

●	Tripadvisor’s effective income tax rate is impacted by a number of factors that could have a material impact on its financial results and could increase the volatility of those results.
●	Application of U.S. state and local or international tax laws, changes in tax laws or tax rulings, or the examination of Tripadvisor’s tax positions, could materially affect its financial position and results of operations.
●	Changes in the tax treatment of companies engaged in e-commerce may adversely affect the commercial use of Tripadvisor’s platform and its financial results.
●	Taxing authorities have in the past and may successfully in the future assert that Tripadvisor should have collected or in the future should collect sales and use, occupancy, VAT or similar taxes, and Tripadvisor could be subject to liability with respect to past or future sales, which could adversely affect its operating results.
●	Tripadvisor faces risks associated with fluctuations in foreign currency exchange rates.

Risk Factors Relating to our Common Stock and the Securities Market

●	Because our common stock is quoted on the OTC, your ability to sell your shares in the secondary trading market may be limited.
●	Our stock price may be disproportionately affected by the results of operations of Tripadvisor and developments in its business.
●	It may be difficult for a third-party to acquire us, even if doing so may be beneficial to our stockholders.
●	Holders of a single series of our common stock may not have any remedies if an action by our directors has an adverse effect on only that series of our common stock.

Risk Factors Relating to Our Corporate History and Structure

We are a holding company, and we could be unable in the future to obtain cash in amounts sufficient to service our financial obligations or meet our other commitments. Our ability to meet our financial obligations and other contractual commitments, including principal and interest payments under TripCo’s 0.50% Exchangeable Senior Debentures due 2051 with a put date of March 27, 2025 (the "Debentures"), the principal and interest payments under TripCo’s Variable Prepaid Forward that matures in November 2025, and any other indebtedness that we may obtain in the future, depends upon our ability to access cash. We are a holding company, and our sources of cash include our available cash balances, any dividends and interest we may receive from our investments and proceeds from any asset sales we may undertake in the future. We currently have no plans with respect to any asset sales. The ability of Tripadvisor to pay dividends or to make other payments or advances to us depends on its operating results and any statutory, regulatory or contractual restrictions to which it may be or may become subject.

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

Notwithstanding our ownership interest in Tripadvisor and our having two nominees on its ten member board of directors, we have no ability to cause Tripadvisor to pay dividends or otherwise make funds available to us. We do not have access to the cash that Tripadvisor generates from its operating activities. Tripadvisor generated $235 million, generated $400 million and used $108 million of cash from its operations during the years ended December 31, 2023, 2022 and 2021, respectively. Tripadvisor uses the cash it generates from its operations to fund its investing activities and to service its debt and other financing obligations. We do not have access to the cash that Tripadvisor generates unless Tripadvisor declares a dividend on its capital stock payable in cash, repurchases any or all of its outstanding shares of capital stock for cash or otherwise distributes or makes payments to its stockholders, including us. Other than the special dividend paid in December 2019, Tripadvisor has not historically paid any dividends on its capital stock or, with limited exceptions, otherwise distributed cash to its stockholders and instead has used all of its available cash in the expansion of its business and to service its debt obligations. Covenants in Tripadvisor’s existing debt instruments also restrict the payment of dividends and cash distributions to stockholders. We expect that Tripadvisor will continue to apply its available cash to the expansion of its business.

Our company may have future capital needs and may not be able to obtain additional financing, or refinance our existing indebtedness, on acceptable terms.  As of December 31, 2023, 187,414 shares of Series A Preferred Stock were outstanding and held by Certares (as defined below), with a redemption value, as of December 31, 2023, of approximately $251 million, which we are required to redeem for cash on the earlier of (i) the first business day after March 26, 2025, or (ii) subject to certain exceptions, our change in control. Beginning on March 27, 2024, we have the option, from time to time, to call and repurchase any and all of the outstanding Series A Preferred Stock for cash. Our cash reserves may be insufficient to satisfy our obligation to redeem the Series A Preferred Stock.

As of December 31, 2023, TripCo had approximately $383 million principal amount of debt outstanding, consisting of $330 million outstanding under the Debentures, and $53 million outstanding under the VPF (defined in note 3 of the accompanying consolidated financial statements).

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

Our Series A Preferred Stock has rights, preferences and privileges that are not held by, and are preferential to, the rights of our common stockholders, which could adversely affect our liquidity and financial condition and result in the interests of Certares (as defined below) differing from those of our common stockholders. On March 15, 2020, we entered into an Investment Agreement (the “Investment Agreement”) with Certares Holdings LLC, Certares Holdings (Blockable) LLC, and Certares, Holdings (Optional) LLC  (collectively, “Certares”). Pursuant to the Investment Agreement, we sold Certares 325,000 shares of Series A Preferred Stock, for a purchase price of $1,000 per share. As of December 31, 2023, 187,414 shares of Series A Preferred Stock remained outstanding, which were held by Certares. As a holder of our Series A Preferred Stock, Certares is entitled to receive:

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

Holders of our Series A Preferred Stock have certain consent rights, including with respect to dividends on or repurchases of our common stock, incurring certain indebtedness, issuing certain stock, entering certain transactions and transferring certain shares of Tripadvisor stock. For so long as at least 25% of the original aggregate liquidation value of the Series A Preferred Stock remains outstanding (the “Threshold Amount”), we will not pay any dividends on or repurchase shares of our common stock without the prior written consent of the holders of a majority of the Series A Preferred Stock (subject to certain exceptions). In addition, for so long as Certares beneficially owns a number of shares of Series A Preferred Stock with an aggregate liquidation value at least equal to the Threshold Amount, we will be required to obtain the prior written consent of the holders of at least a majority of the Series A Preferred Stock prior to incurring certain indebtedness, issuing any stock which ranks on a parity basis with or senior to the Series A Preferred Stock, issuing shares of our Series B common stock, subject to certain exceptions, entering into certain affiliate transactions and transferring shares of Class B common stock and common stock of Tripadvisor. Such consent rights may limit our financial and operational flexibility, which could have a material adverse effect on our business and/or liquidity.

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

Our company has overlapping directors and officers with Qurate Retail, Liberty Media, LBC, and ABH, which may lead to conflicting interests.  As a result of our spin-off from Qurate Retail in 2014 and other transactions between 2011 and 2023 that resulted in the separate corporate existence of Qurate Retail, Liberty Media, LBC, and ABH, all of our executive officers also serve as executive officers of Qurate Retail, Liberty Media, LBC and ABH, and there are overlapping directors. None of Qurate Retail, Liberty Media, LBC or ABH has any ownership interest in any of the others. Our executive officers and members of our company’s board of directors (the “Board of Directors”) have fiduciary duties to our stockholders. Likewise, any such persons who serve in similar capacities at Qurate Retail, Liberty Media, LBC, ABH or any other public company have fiduciary duties to that company’s stockholders. For example, there may be the potential for a conflict of interest when our company, Qurate Retail, Liberty Media, LBC or ABH looks at acquisitions and other corporate opportunities that may be suitable for each of them. Therefore, such persons may have conflicts of interest or the appearance of conflicts of interest with respect to matters involving or affecting more than one of the companies to which they owe fiduciary duties. Moreover, many of our company’s directors and officers own Qurate Retail, Liberty Media, LBC and/or ABH capital stock and equity awards. These ownership interests could create, or appear to create, potential conflicts of interest when the applicable individuals are faced with decisions that could have different implications for our company, Qurate Retail, Liberty Media, LBC and ABH. Each of our company, LBC and ABH has renounced its rights to certain business opportunities and their respective restated certificate of incorporation provides that no director or officer of the respective company will breach their fiduciary duty and therefore be liable to the respective company or its stockholders by reason of the fact that any such individual directs a corporate opportunity to another person or entity (including Qurate Retail, Liberty Media, LBC, ABH and our company, as the case may be) instead of the respective company, or does not refer or communicate information regarding such corporate opportunity to the respective company, unless (x) such opportunity was expressly offered to such person solely in his or her capacity as a director or officer of the respective company or as a director or officer of any of the respective company’s subsidiaries, and (y) such opportunity relates to a line of business in which the respective company or any of its subsidiaries is then directly engaged. In addition, any potential conflict that qualifies as a “related party transaction” (as defined in Item 404 of Regulation S-K) is subject to review by an independent committee of the applicable issuer’s board of directors in accordance with its corporate governance guidelines. Any other potential conflicts that arise will be addressed on a case-by-case basis, keeping in mind the applicable fiduciary duties owed by the executive officers and directors of each issuer. From time to time, we may enter into transactions with Qurate Retail, Liberty Media, LBC, ABH and/or their subsidiaries or other affiliates. There can be no assurance that the terms of any such transactions will be as favorable to our company, Qurate Retail, Liberty Media, LBC, ABH or any of their respective subsidiaries or affiliates as would be the case where there is no overlapping officer or director.

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

Goodwill and other identifiable intangible assets, specifically trademarks, represent a significant portion of our total assets, and we may never realize the full value of our intangible assets. As of December 31, 2023, we had intangible assets not subject to amortization, which consisted of goodwill and trademarks, of approximately $1,909 million, which represented approximately 54% of total assets as of December 31, 2023. These intangible assets were recorded in connection with our acquisition of a controlling interest in Tripadvisor in 2012 and subsequent acquisitions by Tripadvisor. We perform our annual assessment of the recoverability of our goodwill and other non-amortizable intangible assets during the fourth quarter, or more frequently if events and circumstances indicate impairment may have occurred. Impairments may result from, among other things, deterioration in financial and operational performance, declines in stock price, increased attrition, adverse market conditions, adverse changes in applicable laws and/or regulations, deterioration of general macroeconomic conditions, fluctuations in foreign exchange rates, increased competitive markets in which Tripadvisor operates in, declining financial performance over a sustained period, changes in key personnel and/or strategy, and a variety of other factors.

Given a sustained decline in Tripadvisor’s stock price leading up to September 30, 2023, TripCo performed a quantitative analysis of the Brand Tripadvisor (formerly Tripadvisor Core) reporting unit and Tripadvisor trademark as of September 30, 2023. Based on near-term business trends and their impact on long term assumptions, combined with macro-economic factors such as rising interest rates, TripCo concluded that the estimated fair values of the Brand Tripadvisor reporting unit and the Tripadvisor trademark were less than their respective carrying values. As a result, TripCo recognized a goodwill impairment of $820 million and a trademark impairment of $205 million during the third quarter of 2023, related to the Brand Tripadvisor reporting unit.  Declines in the future revenue outlook, cash flows, or other changes in the business, may necessitate future impairments, which could be material.  TripCo will continue to monitor Tripadvisor’s financial performance, stock price and other events and circumstances that may negatively impact the estimated fair values to determine if future impairment assessments may be necessary.

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

Risk Factors Relating to Tripadvisor

If Tripadvisor is unable to continue to attract a significant number of visitors to its platform, to cost-effectively convert these visitors into revenue-generating customers and to continue to engage consumers, its business and financial performance could be harmed. Tripadvisor’s traffic and user engagement could be adversely affected by a number of factors including, but not limited to, inability to provide quality content, lack of inventory or supply in amounts or of sufficient quality to be attractive to its consumers; increasing use of metasearch engines which may impact the amount of traffic to Tripadvisor’s platform, declines or inefficiencies in traffic acquisition and reduced awareness of its brands. Certain of Tripadvisor’s competitors have advertising campaigns expressly designed to drive traffic directly to their websites, and these campaigns may negatively impact traffic to Tripadvisor’s platform. There can be no assurances that Tripadvisor will continue to provide content and products in a manner that meets rapidly changing demand. Any failure to obtain and manage content and products in a cost-effective manner that will engage consumers, or any failure to provide content and products that are perceived as useful, reliable and trustworthy, could adversely affect user experiences and their repeat behavior, reduce traffic to Tripadvisor’s platform and negatively impact its business and financial performance.

Tripadvisor relies on internet search engines, metasearch engines and application marketplaces to drive traffic to its platform, certain providers of which offer products and services that compete directly with Tripadvisor’s. If Tripadvisor is unable to drive traffic cost-effectively, traffic to its platform could decline and its business would be negatively affected.  The number of consumers Tripadvisor attracts to its platform is due in large part to how and where information from, and links to, its platform are displayed on search engine results pages (“SERPs”), and search aggregators, or metasearch engines. The display, including rankings, of search results can be affected by a number of factors, many of which are not in Tripadvisor’s control. Search engines (including travel metasearch engines) frequently change the logic that determines the placement and display of the results of a user’s search, such that the purchased or algorithmic placement of links to Tripadvisor’s platform can be negatively affected. A search engine could alter its search algorithms or results causing Tripadvisor’s websites to place lower in search query results. For example, Google, a significant source of traffic to Tripadvisor’s platform, frequently promotes its own competing products in its search results, which has negatively impacted placement of references to Tripadvisor and its platform on the SERP. If a major search engine changes its algorithms in a manner that negatively affects the search engine ranking of Tripadvisor’s websites or those of its travel partners, or if competitive dynamics impact the cost or effectiveness of Search Engine Optimization (“SEO”) or Search Engine Marketing (“SEM”) in a negative manner, Tripadvisor’s business and financial performance would be adversely affected. Furthermore, Tripadvisor’s failure to successfully manage its SEO and SEM strategies and/or other traffic acquisition strategies could result in a substantial decrease in traffic to Tripadvisor’s platform, as well as increased costs to the extent it replaces free traffic with paid traffic.

Tripadvisor also relies on application marketplaces, or app stores such as Apple’s App Store and Google’s Play, to drive downloads of its apps. In the future, Apple, Google or other marketplace operators may make changes that make access to Tripadvisor’s products more difficult or may limit Tripadvisor’s access to information that would restrict its ability to provide the best user experience. For example, Google has entered various aspects of the online travel market, including by establishing a flight metasearch product and hotel metasearch product as well as reservation functionality. Tripadvisor’s apps may receive unfavorable treatment compared to the promotion and placement of competing apps, such as the order in which they appear within marketplaces. In addition, Apple has announced new features that limit who has access to consumer data, including location information, which may negatively impact the effectiveness of Tripadvisor’s consumer data and platform. Similarly, if problems arise in Tripadvisor’s relationships with providers of application marketplaces, traffic to Tripadvisor’s platform and its user growth could be harmed.

Tripadvisor’s strategy may be unsuccessful and may expose it to additional risks. If Tripadvisor’s strategy does not achieve its expected benefits, there could be negative impacts to its business, financial condition and results of operations. Tripadvisor is implementing discrete strategies across each segment which are connected and reinforcing to a cohesive strategy across the Tripadvisor group. There are no assurances that it will be successful in executing its strategies. Tripadvisor’s efforts may prove more difficult than it currently anticipates. Further, Tripadvisor may not succeed in realizing the benefits of these efforts on its anticipated timeline or at all. In addition, as Tripadvisor implements its strategies, the macroeconomic environment, including but not limited to, inflationary pressures, higher labor costs, and changes in consumer and merchant behavior may make it more difficult to effectively execute its strategy. Even if fully implemented, Tripadvisor’s strategy may not result in growth or the other anticipated benefits to its business, financial condition and results of operations. If Tripadvisor is unable to effectively execute its strategy and realize its anticipated benefits, it could negatively impact Tripadvisor’s business, financial condition and results of operations.

Tripadvisor derives a substantial portion of its revenue from advertising and any significant reduction in spending by advertisers on its platform could harm its business. Tripadvisor’s ability to grow advertising revenue with its existing or new travel partners is dependent in large part on its ability to provide value to them relative to other alternatives. Tripadvisor’s ability to provide value to its travel partners depends on a number of factors, including, but not limited to, the following:

●	Tripadvisor’s ability to increase or maintain user engagement;
●	Tripadvisor’s ability to increase or maintain the quantity and quality of ads shown to consumers;
●	The development of technologies that can block the display of Tripadvisor’s ads or its ad measurement tools;
●	The effectiveness of Tripadvisor’s advertising and the extent to which it generates sales leads, customers, bookings or financial results on a cost-effective basis, including its mobile transaction conversion rate;
●	The competitiveness of Tripadvisor’s products, traffic quality, perception of its platform, including mobile applications, and availability and accuracy of analytics and measurement solutions to demonstrate its value; and
●	Adverse government actions or legal developments relating to advertising, including limitations on Tripadvisor’s ability to deliver targeted advertising.

Any of these or other factors could result in a reduction in demand for Tripadvisor’s ads, which may reduce the prices it receive for its ads, or cause marketers to stop advertising with Tripadvisor altogether, any of which would negatively affect its revenue and financial results.

Click-based advertising revenue accounts for the majority of Tripadvisor’s advertising revenue. Tripadvisor pricing for click-based advertising depends, in part, on competition between advertisers. If Tripadvisor’s large advertisers become less competitive with each other, merge with each other or with Tripadvisor’s competitors, focus more on CPC profit than on traffic volume, or are able to reduce CPCs, this could have an adverse impact on Tripadvisor’s advertising revenue which would, in turn, have an adverse effect on its business and financial results.

Tripadvisor relies on a relatively small number of significant travel partners and any reduction in spending by or loss of these partners could seriously harm its business. For the year ended December 31, 2023, Tripadvisor’s two most significant travel partners, Expedia and Booking (and their subsidiaries), accounted for a combined 25% of total revenue, with most of this revenue recorded within the Brand Tripadvisor segment. If any of Tripadvisor’s significant travel partners were to cease or significantly curtail advertising on its platform, Tripadvisor could experience a rapid decline in its revenue over a relatively short period of time which would have a material impact on its business.

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

Weak economic conditions, including those that cause declines or disruptions in the travel industry or reduce consumer discretionary spending have, in the past, had a material adverse impact on Tripadvisor’s businesses,  financial performance and could have a material adverse impact on Tripadvisor’s business, financial performance and the market price of its common stock. Tripadvisor’s business and financial performance are affected by the health of the worldwide travel industry, including macroeconomic conditions and events beyond its control. Events beyond Tripadvisor’s control, such as macroeconomic factors (such as tightening of credit markets and declines in consumer confidence), health concerns (including epidemics or pandemics), unusual or extreme weather or natural disasters (whether caused by climate change or otherwise), travel-related health concerns, restrictions related to travel, trade or immigration policies, regional hostilities or instability, wars, terrorism, sources of political uncertainty, foreign policy changes, natural disasters, imposition of taxes or surcharges by regulatory authorities, significant increases in energy costs, labor unrest or travel-related accidents, can disrupt travel globally or otherwise result in declines in travel demand. For example, recent conflicts between Ukraine and Russia and Israel and Hamas have impacted travel to those regions and the surrounding regions.

Sales of travel and/or leisure products tend to decline or grow more slowly during economic downturns and times of inflation when consumers engage in less discretionary spending, are concerned about unemployment or economic weakness, have reduced access to credit or experience other concerns that reduce their ability or willingness to travel. In addition, the uncertainty of macroeconomic factors and their impact on consumer behavior makes it more difficult to forecast industry and consumer trends, which in turn has in the past and could in the future adversely affect Tripadvisor’s ability to effectively manage its business. Leisure travel, which accounts for a substantial majority of Tripadvisor’s current business, is particularly dependent on discretionary consumer spending levels. For example, the U.S. and other countries have recently experienced elevated inflation which has created economic uncertainty and has impacted and may impact consumer demand in the travel industry. Economic downturn and adverse market conditions may also negatively impact Tripadvisor’s partners, its partners’ access to capital, cost of capital and ability to meet liquidity needs. These challenges faced in a prolonged economic downturn or deterioration in the travel industry could adversely impact Tripadvisor’s business, financial performance and share price. The extent and duration of such impacts remain largely uncertain and dependent on future developments that cannot be accurately predicted at this time.

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
●Hotel metasearch providers such as trivago, Kayak, and Skyscanner;
●Online search, social media, and marketplace platforms for advertising spend, such as Google, Facebook, Twitter, Pinterest, and Snap;
●Global and regional travel, experiences, and restaurant brands seeking to promote direct bookings;
●Emerging online advertising businesses, such as ad-supported retail and entertainment platforms like Amazon, Spotify, and Walmart;
●Artificial intelligence driven travel curators, such as Travel Plan AI, Aitinerary, Wonderplan, Roam Around and similar websites;
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

Tripadvisor competes with certain companies that it also does business with, including certain of its travel partners and related parties. The consolidation of Tripadvisor’s competitors and travel partners may affect its relative competitiveness and its travel partner relationships. Competition and consolidation could result in higher traffic acquisition costs, reduced margins on its advertising services, loss of market share, pricing pressure, reduced customer traffic to its platform and reduced advertising by travel companies on its platform.

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

The markets in which Tripadvisor operates are characterized by rapidly changing technology, evolving industry standards, frequent new service announcements and enhancements, and changing consumer demands and preferences. Tripadvisor’s future success will also depend on its ability to adapt to emerging technologies such as tokenization; chatbot and new authentication technologies, such as biometrics, distributed ledger and blockchain technologies; new and emerging payment methods, such as Alipay, Paytm and WeChat Pay; artificial intelligence; virtual and augmented reality; and cloud technologies.  For example, Tripadvisor incorporates artificial intelligence in certain of its operations. In July 2023, Tripadvisor launched an artificial intelligence powered travel itinerary generator which creates personalized travel itineraries using OpenAI’s generative artificial intelligence technology. The use of artificial intelligence in Tripadvisor’s business presents risks and challenges, including that algorithms may be flawed, datasets may be insufficient, erroneous, stale, or contain biased information, or content chosen for display to consumers by artificial intelligence systems may be discriminatory, offensive, illegal, or otherwise harmful. These deficiencies and other failures of artificial intelligence systems could subject Tripadvisor to competitive harm, regulatory action, legal liability, and brand or reputational harm. In addition, there is no guarantee that Tripadvisor’s itinerary generator or other artificial intelligence focused initiatives will be competitive or attract more consumers to its platform.

The emergence of alternative or new devices and the emergence of niche competitors who may be able to optimize products, services or strategies for such platforms will require additional investments in technology. New developments in other areas could also make it easier for competitors to enter its markets due to lower up-front technology costs. Tripadvisor may not be able to keep up with these rapid changes and its ability to integrate and develop new and evolving technologies will require increased financial and personnel investments that could have an adverse impact on Tripadvisor’s operations unless and until it achieves expected return on these investments. Tripadvisor’s future success will depend on its ability to adapt to rapidly changing technologies, to adapt its services and platform to evolving industry standards and local preferences, and to continually innovate and improve the performance, features, and reliability of Tripadvisor’s services and online platforms in response to competitive service offerings and the evolving demands of the marketplace.

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

Tripadvisor’s future success depends on the performance of its key employees and its ability to attract, retain and engage senior management and a highly skilled workforce. In particular, Tripadvisor is highly dependent on the services of its leadership team for the development of and execution on its vision and strategy. Over the last few years, Tripadvisor has made several changes to its senior leadership group. Tripadvisor’s future performance will depend, in part, on the successful integration of these new senior level executives into their roles. If Tripadvisor does not successfully manage these additions, it could be viewed negatively by its investors, employees, and partners, and could have an adverse impact on its business and results of operations. Tripadvisor also heavily relies on the continued service and performance of its senior management team, which provides leadership, contributes to the core areas of Tripadvisor’s business and helps it to efficiently execute on mission, vision and strategic initiatives. If Tripadvisor is unable to retain members of its senior management team, including its executive leadership, Tripadvisor may not be able to manage its business effectively and, as a result, its business and operating results could be harmed. If the senior management team fails to work together effectively and to execute its plans and strategies on a timely basis, then its business and future growth prospects could be harmed.

The success of Tripadvisor’s operations and the quality of its services are also highly dependent on its ability to attract, retain and engage skilled personnel. For employees, Tripadvisor competes with companies that have far greater financial resources than it does as well as companies that promise short-term growth opportunities and/or other benefits. If Tripadvisor does not succeed in attracting a well-qualified workforce or retaining or motivating existing talent, its business would be adversely affected.

The composition of Tripadvisor’s work force, in terms of geographic location, in person or remote and full-time employees or independent contractors, creates challenges and risks and failure to properly manage those risks could have a negative impact on Tripadvisor’s business. In response to the COVID-19 pandemic, much of Tripadvisor’s work force began working remotely and continues to work remotely today. In addition, following the COVID-19 pandemic, Tripadvisor’s work force has increasingly shifted outside the U.S. and to independent contractors versus full time employees.  Managing a remote and independent work force can give rise to cybersecurity, legal and regulatory issues and training and compliance issues, as well as create operational or other challenges, any of which could harm Tripadvisor’s business.  For example, Tripadvisor’s workers are classified as either employees or non-employees (including as independent contractors or agency workers). Tripadvisor’s employees in the U.S are classified as either exempt from overtime or non-exempt (and therefore overtime eligible) and if Tripadvisor is found to have misclassified employees including as independent contractors, agency workers or independent contractors, agency workers or non-exempt employees as exempt, it could face penalties and have additional exposure under U.S. federal and state tax, workers’ compensation, unemployment benefits, labor, employment and tort laws, as well as similar international laws, including for prior periods, as well as potential liability for employee overtime and benefits and tax withholdings.

Acquisitions, investments, significant commercial arrangements and/or new business strategies could present new challenges and risks and disrupt its ongoing business. Tripadvisor has acquired, invested in and/or entered into significant commercial arrangements with a number of businesses in the past and its future growth may depend, in part, on future acquisitions, investments, commercial arrangements and/or changes in business strategies. Such endeavors have in the past and may in the future involve significant risks and uncertainties, including, but not limited to, the following:

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

Risks Related to Legal and Regulatory Matters

Tripadvisor is a global company that operates in many different jurisdictions inside and outside the U.S. and these operations expose Tripadvisor to additional risks. Many regions have different economic conditions, languages, currencies, legislation, regulatory environments, levels of political stability and consumer expectations. Tripadvisor is subject to risks typical of global businesses, including, but not limited to, the following:

●	Compliance with additional laws and regulations, including but not limited to, those regarding data privacy, labor and employment, advertising, anti-competition and tax;
●	Difficulties in managing human capital and operations due to distance, time zones, language, status as an independent contractor or agency worker versus employee and cultural differences;
●	Restrictions on repatriation of cash and on investments in operations;
●	Uncertainty regarding liability for services, content and intellectual property rights;
●	Increased risk and limits on enforceability of intellectual property rights;
●	Diminished ability to legally enforce contractual rights;
●	Currency exchange rate fluctuations;
●	Economic or political instability or laws involving economic or trade prohibitions or sanctions; and
●	Threatened or actual acts of terrorism.

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

A failure to comply with existing or new laws, rules and regulations or changes to such laws, rules and regulations and other legal uncertainties may adversely affect Tripadvisor’s business or financial results. Tripadvisor’s business and financial results could be adversely affected by unfavorable changes in or interpretations of existing laws, rules and regulations or the promulgation of new laws, rules and regulations applicable to Tripadvisor and its business, including, but not limited to, those relating to internet and online commerce, internet advertising, consumer protection, intermediary liability, cybersecurity, data security and privacy. These laws continue to evolve. For example, there is, and will likely continue to be, an increasing number of laws and regulations pertaining to internet and online commerce, cybersecurity and liability for information retrieved from or transmitted over the internet, online editorial and user-generated content, user privacy, behavioral targeting and online advertising and liability for third-party activities. Likewise, the SEC, DOJ and OFAC, as well as foreign regulatory authorities, have continued to increase the enforcement of economic sanctions and trade regulations, anti-money laundering, and anti-corruption laws, across industries. Operating in this dynamic regulatory environment requires significant management attention and financial resources. As regulations continue to evolve and regulatory oversight continues to increase, Tripadvisor cannot guarantee that its programs and policies will be deemed compliant by all applicable regulatory authorities. The failure of Tripadvisor’s businesses to comply with these laws and regulations could result in fines and/or proceedings against us by governmental agencies, regulatory authorities, courts and/or consumers, which, if material, could adversely affect Tripadvisor’s business and financial results.

The promulgation of new laws, rules and regulations, or new interpretations of existing laws, rules and regulations, could require Tripadvisor to change certain aspects of its business, operations and relationships to ensure compliance, which could decrease demand for services, reduce revenue, increase costs and/or subject Tripadvisor to additional liabilities. For example, many jurisdictions have adopted, and many jurisdictions are considering adopting, privacy rights and consumer protections for their residents, which legislation will continue to change the landscape for the use and protection of data and could increase the cost and complexity of delivering Tripadvisor’s services. Unfavorable changes could limit Tripadvisor’s marketing methods and capabilities, decrease demand for Tripadvisor’s products and services, impede development of new products, require significant management time, increase costs and/or subject us to additional liabilities. Violations of these laws and regulations could result in penalties, criminal sanctions and/or negative publicity against Tripadvisor, its officers or its employees and/or restrictions on the conduct of its business.

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

Effective intellectual property protection may not be available in every jurisdiction in which Tripadvisor’s platform or services are made available and policing unauthorized use of Tripadvisor’s intellectual property can be difficult and expensive. Therefore, in certain jurisdictions, Tripadvisor may be unable to adequately protect its intellectual property against unauthorized third-party copying or use. Tripadvisor cannot be sure that the steps it has taken will prevent misappropriation or infringement of its intellectual property. Furthermore, Tripadvisor may need to go to court or other tribunals in order to enforce its rights or the proprietary rights that it has lawfully obtained from others. These proceedings might result in substantial costs and diversion of resources and management attention and Tripadvisor cannot accurately predict the likelihood of success in such proceedings. Tripadvisor’s failure to protect its intellectual property in an effective manner could have a material adverse effect on its business.

Tripadvisor currently licenses some of the intellectual property displayed on its platform from third parties. As Tripadvisor continues to introduce new services that incorporate new intellectual property, it may be required or elect to license additional intellectual property. Tripadvisor cannot be sure that such licenses will be available on commercially reasonable terms, if at all.

From time to time, in the ordinary course of Tripadvisor’s business, it has been subject to, and is currently subject to, legal proceedings and claims relating to third-party intellectual property rights, often related to user-generated content, and Tripadvisor expects that third-parties will continue to assert intellectual property claims against it, particularly as it expands the complexity and scope of its platform and services. Successful intellectual property claims against Tripadvisor could result in significant monetary liability or prevent it from operating its business, or portions of its business, or require it to change business practices or develop non-infringing intellectual property, which could require significant effort and expense. In addition, resolution of claims may require Tripadvisor to obtain releases or licenses to use intellectual property assets belonging to third-parties, which may be expensive to procure, or possibly to cease using those assets altogether. Any of these events could have a material adverse effect on its business, results of operations and financial condition.

Greenhouse gas emissions are driving global climate change that is expected to have various impacts on travel, including the world’s transportation infrastructure and tourist destinations, and such impact could have a negative impact on Tripadvisor’s operations. The long-term effects of climate change on the global economy and the industry in which Tripadvisor operates and its business, in particular, are unclear; however, Tripadvisor recognizes that there are inherent climate-related risks wherever business is conducted. For example, as climate change continues to warm the planet and make weather more extreme, much of the world’s transportation infrastructure will become less safe and reliable. Some of today’s popular tourist destinations may become intolerable as heat waves make some places unbearable and increase the chance of forest fires. Some may disappear altogether as rising seas flood low-lying islands and coastal areas. Venice, a UNESCO World Heritage site, has always been vulnerable to flooding, but in the last 20 years, there have been almost as many “high water” floods as during the previous 100 years. In other major cities, such as Amsterdam, Tokyo, Cape Town, Rio de Janeiro and New York, extreme flooding could also become a regular occurrence.

Cruise ship tourism has a larger carbon footprint than any other kind of travel and extreme weather such as intense hurricanes and storms is making cruising more dangerous. Rising sea levels can make it difficult for cruise ships to dock at coastal ports because they are vulnerable to changing sea levels, as well as extreme weather. Rising seas also degrade beaches and pose significant risks to the very viability of some low-lying cruise destinations, such as Key West, Fla., Fiji, Palau, Seychelles, and the Maldives.  Coastal tourism, the largest component of the tourism industry, is threatened also by the acidification of oceans. Half of the world’s coral reefs, which contribute billions annually to global tourism income each year, have already been lost or seriously damaged. Australia’s Great Barrier Reef, which has sustained serious damage from ocean acidification caused by the ocean’s uptake of CO2, coral bleaching, pollution, overfishing—and too much tourism—has lost more than half of its corals since 1995.

Shifts in consumer preferences and governmental policy developments have the potential individually or collectively to significantly disrupt travel and impact Tripadvisor’s business as well as negatively affect its suppliers, business partners and members. Experiencing or addressing the various physical, regulatory and adaptation/transition risks from climate change may impact Tripadvisor’s revenue and profitability.

Increased focus on Tripadvisor’s ESG responsibilities have and will likely continue to result in additional costs and risks, and may adversely impact Tripadvisor’s reputation, employee retention, and willingness of customers and partners to do business with Tripadvisor. Institutional, individual, and other investors, proxy advisory services, regulatory authorities, consumers and other stakeholders are increasingly focused on ESG practices of companies. Some investors may use these non-financial performance factors to guide their investment strategies and, in some cases, may choose not to invest in Tripadvisor if they believe its policies and actions relating to ESG are inadequate. Tripadvisor’s disclosures on these matters, or a failure to meet evolving stakeholder expectations for ESG practices and reporting, may potentially harm its reputation and customer relationships.

As ESG best practices and reporting standards continue to develop, Tripadvisor may incur increasing costs relating to ESG monitoring and reporting and complying with ESG initiatives. The standards for tracking and reporting on

ESG matters and disclosure frameworks are relatively new, have not been harmonized, and continue to evolve. Ensuring there are systems and processes in place to comply with the various ESG tracking and reporting obligations may require management time and expense. As Tripadvisor looks to respond to evolving standards for identifying, measuring, and reporting ESG metrics, its efforts may result in a significant increase in costs and may nonetheless not meet investor or other stakeholder expectations and evolving standards or regulatory requirements, which may negatively impact Tripadvisor’s financial results, its reputation, its ability to attract or retain employees, its attractiveness as a service provider, investment, or business partner, or expose it to government enforcement actions, private litigation, and actions by stockholders or stakeholders. In addition, if Tripadvisor’s competitors’ ESG performance is perceived to be better than its own, potential or current investors may elect to invest with its competitors.

Risks Related to Information Security, Cybersecurity and Data Privacy

Tripadvisor’s processing, storage and use of personal information and other data subjects it to risks, laws and regulations and could give rise to cyberattacks and other risks, including damage to Tripadvisor’s reputation and value of its brands. Information and data security is essential to maintaining consumer and service provider confidence in Tripadvisor’s services and brands. Tripadvisor is subject to a variety of laws in the U.S. and abroad regarding privacy and the storing, sharing, use, processing, disclosure and protection of personal information, the scope of which are changing, subject to differing interpretations, and may be inconsistent between countries or conflict with other existing laws. In addition, practices regarding the collection, use, storage, transmission and security of personal information by companies operating over the internet have recently come under increased public scrutiny.

Implementing and complying with these laws and regulations may be more costly or take longer than Tripadvisor anticipates, or could otherwise affect its operations. Any failure or perceived failure by Tripadvisor to comply with its privacy and information security policies, privacy-related obligations to consumers or other third parties, or privacy-related legal obligations, may result in fines, litigation or governmental enforcement actions that could harm its reputation and cause its consumers and partners to lose trust in Tripadvisor, any of which could have an adverse effect on its business, brands, market share and financial results.

System security issues, data protection breaches, cyberattacks and system outage issues could disrupt Tripadvisor’s operations or services provided to its consumers, and any such disruption could damage its reputation and adversely affect its business, financial results and share price. Tripadvisor’s reputation and ability to attract, retain and service its consumers and partners is dependent upon the reliable performance and security of its computer systems and those of third-parties Tripadvisor utilizes in its operations. Significant security issues, data breaches, cyberattacks and outages, interruptions or delays, in Tripadvisor’s systems or third-party systems upon which it relies, could impair Tripadvisor’s ability to display content or process transactions and significantly harm its business. Breaches of Tripadvisor’s security measures and those of its partners or the accidental loss, inadvertent disclosure or unapproved dissemination of proprietary information or sensitive or confidential data about Tripadvisor, its consumers or its partners, could expose Tripadvisor, its consumers and partners to a risk of loss or misuse of this information, damage its brand and reputation or otherwise harm its business and financial performance and could result in government enforcement actions and litigation and potential liability for Tripadvisor. The costs of enhancing infrastructure to attain improved stability and redundancy may be time consuming and expensive and may require resources and expertise that are difficult to obtain. In addition, to the extent that Tripadvisor does experience a data breach, remediation may be costly and it may not have adequate insurance to cover such costs.

Tripadvisor and its third party partners and vendors are at constant risk of cyber-attacks or cyber intrusions via viruses, worms, break-ins, malware, ransomware, phishing attacks, hacking, denial-of-service attacks or other attacks and similar disruptions from the unauthorized use of or access to computer systems (including from internal and external sources) that attack Tripadvisor’s products or otherwise exploit any vulnerabilities in its systems or those of its third party partners and vendors, or attempt to fraudulently induce its employees, consumers, third party partners and vendors or others to disclose passwords or other sensitive information or unwittingly provide access to its systems or data. These types of incidents continue to be prevalent and pervasive across industries, including in Tripadvisor’s industry, and such attacks on its systems have occurred in the past and are expected to occur in the future. In addition, Tripadvisor expects the amount and sophistication of the perpetrators of these attacks to continue to expand, which could include nation-state actors. Any such incident could lead to interruptions, delays or website outages, causing loss of critical data or the unauthorized disclosure or use of personally identifiable or other confidential information. In addition, sophisticated hardware and operating system software and applications that Tripadvisor produces or procures from third parties may contain defects in design or manufacture, including “bugs” and other problems that could unexpectedly interfere with the operation of the system. Tripadvisor has in the past and may in the future need to expend significant resources to protect against security breaches or to investigate and address problems caused by cyber or other security problems. There are no assurances that Tripadvisor’s programs and actions taken to protect against security breaches or to investigate and address problems related to cyber or other security problems will be sufficient to prevent or limit the impact of any cyber intrusion or related attack. Failure to adequately protect against attacks or intrusions, whether for Tripadvisor’s own systems or systems of vendors, could expose it to security breaches that could have an adverse impact on its financial performance.

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

Media coverage of data breaches and public exposure of consumer data rights has increased, in part because of the rise of enforcement actions, investigations and lawsuits. Similarly, the increase in privacy activist groups is likely to give rise to further scrutiny, investigative actions and publicity. Security breaches or the perceived threat of a breach or perceived breach could result in interruptions in service, negative publicity, damage to reputation, cause Tripadvisor’s users, suppliers and/or partners to cease doing business with Tripadvisor or do business with Tripadvisor less frequently, exposure to risk of loss and possible liability due to lawsuits, enforcement actions, investigations, regulatory penalties and sanctions. As this focus and attention on privacy and data protection increases, Tripadvisor also risks exposure to potential liabilities and costs resulting from the compliance with, or any failure to comply with, applicable legal requirements, conflicts among these legal requirements or differences in approaches to privacy and security. Security breaches could also cause travelers and consumers to lose confidence in Tripadvisor’s data security, which would have a negative effect on the value of its brand.

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

Tripadvisor is subject to risks associated with processing payment transactions and failure to manage those risks may subject it to fines, penalties and/or additional costs and could have a negative impact on its business. Tripadvisor accepts payments from consumers and its business partners using a variety of methods, including credit, debit and invoicing. As Tripadvisor offers new payment options to customers, it may be subject to additional regulations, compliance requirements and fraud. Tripadvisor relies on third parties to provide certain payment methods and payment processing services and its business could be disrupted if these companies become unwilling or unable to provide these services to it. Tripadvisor is subject to laws, regulations and compliance requirements relating to payments, international money transfers, privacy and information security and money laundering, including obligations to implement enhanced authentication processes. Tripadvisor is also subject to payment card association operating rules, including data security rules, certification requirements, and rules governing electronic funds transfers, which could change or be reinterpreted to make it difficult or impossible for Tripadvisor to comply. These laws, regulations and/or requirements result in significant costs. If Tripadvisor fails to comply or if its data security systems are breached or compromised, Tripadvisor may be liable for card issuing banks’ costs, subject to fines, penalties and higher transaction fees, and/or lose its ability to accept credit and debit card payments, process electronic funds transfers, or facilitate other types of online payments. In addition, for certain payment methods, including credit and debit cards, Tripadvisor pays interchange and other fees and is subject to receivable holdbacks, which may increase over time and raise its operating costs and lower profitability.

Additionally, Tripadvisor’s marketplace activities in the U.K. and Europe require it to obtain or operate under a payment institution license under the Payment Services Directive Two (“PSD2”). PSD2 requires a license to perform certain defined “payment services” in a European Economic Area (“EEA”) member state. Conditions for obtaining and complying with the license include minimum capital requirements, establishment of procedures for safeguarding funds, and certain governance and reporting requirements. Certain obligations relating to internal controls and the conduct of business, in particular, consumer disclosure requirements and certain rules regarding the timing and settlement of payments, must be met. Tripadvisor has obtained a payment institution license in the U.K. As a result of Brexit, it is no longer able to passport its U.K. license to the EEA. Although Tripadvisor’s E.U. application has been submitted during 2023 and is currently under consideration by the E.U., it may not receive the E.U. license on a timely basis if at all.

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

Risks Related to Financial Matters

Tripadvisor may fail to meet its publicly announced guidance or other expectations about its business and future operating results, which could cause its stock price to decline. From time to time, Tripadvisor releases earnings guidance in its quarterly and annual earnings conference calls, quarterly and annual earnings releases, or otherwise, regarding its future performance that represents its management’s estimates as of the date of release. This guidance includes forward-looking statements based on projections prepared by Tripadvisor’s management. Projections are based upon a number of assumptions and estimates that are based on information known when they are issued, and, while presented with numerical specificity, are inherently subject to significant business, economic and competitive uncertainties and contingencies relating to Tripadvisor’s business, many of which are beyond its control and are based upon specific assumptions with respect to future business decisions, some of which will change. Guidance is necessarily speculative in nature, and some or all of the assumptions underlying the guidance furnished by Tripadvisor may not materialize or may vary significantly from actual outcomes. Accordingly, Tripadvisor’s guidance is only an estimate of what management believes is realizable as of the date of release. Actual results may vary from Tripadvisor’s guidance and the variations may be material. In light of the foregoing, investors are urged not to rely upon Tripadvisor’s guidance in making an investment decision regarding its common stock.

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

Failure to comply with the various covenants contained in Tripadvisor’s Credit Agreement and the 2025 Indenture could have a material adverse effect on its business. The various covenants contained in the Credit Agreement and 2025 Indenture (as defined in note 5 of the accompanying consolidated financial statements) include those that limit Tripadvisor’s ability to, among other things:

●	Incur indebtedness;
●	Pay dividends on, redeem or repurchase its capital stock;
●	Effect share repurchases;
●	Effect investments;
●	Enter into secured financing arrangements;
●	Enter into sale and leaseback transactions; and
●	Enter into unrelated businesses.

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

Application of U.S., state and local or international tax laws, changes in tax laws or tax rulings, or the examination of Tripadvisor’s tax positions, could materially affect its financial position and results of operations. As an international business, Tripadvisor is subject to income taxes and non-income-based taxes in the U.S. and various other international jurisdictions. Tax laws are subject to change as new laws are passed and new interpretations of the laws are issued or applied. Due to economic and political conditions, tax rates and tax regimes may be subject to significant change and the tax benefits that Tripadvisor intends to eventually derive could be undermined due to changing tax laws. Governments are increasingly focused on ways to increase tax revenue, which has contributed to more aggressive positions taken by tax authorities and an increase in tax legislation. Any such additional taxes or other assessments may be in excess of Tripadvisor’s current tax provisions or may require it to modify its business practices in order to reduce its exposure to additional taxes going forward, any of which could have a material adverse effect on its business, results of operations and financial condition. Any changes to international tax laws or any additional reporting requirements may increase the complexity and costs associated with tax compliance and adversely affect its cash flows and results of operations.

For example, changes in the tax laws of foreign jurisdictions could arise as a result of the Organization for Economic Cooperation and Development (“OECD”)’s Base Erosion and Profit Shifting Project to address the tax challenges arising from digitalization. Over the last several years, the OECD has been developing its “two pillar” project to address the tax challenges arising from digitalization. The OECD project, if broadly implemented by participating countries, will result in significant changes to the international taxation system under which Tripadvisor’s current tax obligations are determined. Pillar Two of the project calls for a minimum tax rate on corporations of 15% and has begun to be implemented by a significant number of countries starting in 2024. The OECD and implementing countries are expected to continue to offer further guidance to the rules, however, the impact of Pillar Two is not expected to be material at this time. Tripadvisor will continue to monitor developments to determine any potential impact of Pillar Two in the countries in which it operates. Pillar One, which would reallocate profits from the largest and most profitable businesses to countries where the customers of those businesses are located, remains under discussion at the OECD, and its implementation remains uncertain. If implemented, Pillar One would potentially result in the removal of unilateral digital services tax initiatives, such as those enacted in France, Italy, Spain, and the U.K. In July 2023, more than 138 countries and jurisdictions agreed to refrain from imposing newly enacted digital service tax initiatives or similar measures before December 31, 2024, provided the Pillar One negotiations have made sufficient progress by the end of 2023. In December 2023, the OECD Inclusive Framework reaffirmed their commitment to achieve a consensus-based solution and to complete the multilateral agreement by June 2024, thereby extending the standstill on new digital service tax initiatives. Furthermore, certain U.S. states, such as Maryland, have deployed comparable digital services tax initiatives. Tripadvisor will continue to monitor these developments to determine the financial impact to the company. During the years ended December 31, 2023, 2022 and 2021, Tripadvisor recorded $18 million, $9 million and $1 million, respectively, of digital service tax to general and administrative expense in the consolidated statements of operations.

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

Changes in the tax treatment of companies engaged in e-commerce may adversely affect the commercial use of Tripadvisor’s platform and its financial results. Tax authorities at the international, federal, state and local levels are currently reviewing the appropriate treatment of companies engaged in e-commerce and it is possible that various jurisdictions may attempt to levy additional or new sales, income or other taxes relating to its activities. For example, Congress is considering various approaches to legislation that would require companies engaged in e-commerce to collect sales tax on internet revenue and a growing number of U.S. states and certain foreign jurisdictions have adopted or are considering proposals to impose obligations on remote sellers and online marketplaces to collect taxes on their behalf. An increasing number of states have considered or adopted laws that attempt to impose tax collection obligations on out-of-state companies. Additionally, the U.S. Supreme Court ruled in South Dakota v. Wayfair Inc. that remote sellers are not required to collect state and local sales taxes. In response to Wayfair or otherwise, state or local governments have adopted and may continue to adopt, or begin to enforce, laws requiring Tripadvisor to calculate, collect and remit taxes on sales in their jurisdictions. Also, as described in more detail above, certain U.S. states and countries in which Tripadvisor does business have enacted or proposed digital services tax initiatives. In addition, Tripadvisor is subject to taxes in foreign jurisdictions, such as value-added tax and goods and services tax, in connection with certain foreign sales transactions. New or revised international, federal, state or local tax regulations or court decisions may subject Tripadvisor or its customers to additional sales, occupancy, income and other taxes. Tripadvisor cannot predict the effect of these and other attempts to impose sales, income or other taxes on e-commerce; however, new or revised taxes and, in particular, sales taxes, occupancy taxes, value added taxes (“VAT”), and similar taxes would likely increase the cost of doing business online and decrease the attractiveness of selling products and services over the internet. New taxes could also create significant increases in internal costs necessary to capture data and collect and remit taxes.  A successful assertion by one or more tax authorities requiring Tripadvisor to collect taxes where it presently does not do so, or to collect more taxes in a jurisdiction in which it currently collects some taxes, could result in substantial tax liabilities, including taxes on past sales, as well as penalties and interest that Tripadvisor otherwise would have not accounted for in its financial statements. Any of these events could have a material adverse effect on Tripadvisor’s business, financial results and financial condition.

Taxing authorities have in the past and may successfully in the future assert that Tripadvisor should have collected or in the future should collect sales and use, occupancy, VAT or similar taxes, and Tripadvisor could be subject to liability with respect to past or future sales, which could adversely affect its operating results. Tripadvisor does not collect and remit sales and use, occupancy, VAT or similar taxes in all jurisdictions in which it has sales, based on its belief that such taxes are not applicable or legally required. Several states and other taxing jurisdictions have presented or threatened Tripadvisor with assessments, alleging that it is required to collect and remit certain taxes there. While Tripadvisor does not believe that it is subject to such taxes and intends to vigorously defend its position in these cases, it cannot be sure of the outcome of its discussions and/or appeals with these states. In the event of an adverse outcome, Tripadvisor could face assessments, plus any additional interest and penalties. Tripadvisor also expects additional jurisdictions may make similar assessments or pass similar new laws in the future, and any of the jurisdictions where

Tripadvisor has sales may apply more rigorous enforcement efforts or take more aggressive positions in the future that could result in greater tax liability allegations. Such tax assessments, penalties and interest or future requirements may materially adversely affect Tripadvisor’s business, financial condition and operating results.

Tripadvisor faces risks associated with fluctuations in foreign currency exchange rates. As a result, Tripadvisor faces exposure to movements in foreign currency exchange rates including, but not limited to, re-measurement of gains and losses from changes in the value of foreign denominated assets and liabilities; translation gains and losses on foreign subsidiary financial results that are translated into U.S. dollars upon consolidation; and planning risk related to changes in exchange rates between the time it prepares its annual and quarterly forecasts and when actual results occur. For example, in the event that one or more European countries were to replace the Euro with another currency, Tripadvisor’s sales into such countries, or into Europe generally, would likely be adversely affected until stable exchange rates are established. Accordingly, fluctuations in foreign currency exchange rates, such as the strengthening of the U.S. dollar against the Euro or the British pound, have in the past and could in the future adversely affect Tripadvisor’s revenue growth in future periods.

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

Our stock price may be disproportionately affected by the results of operations of Tripadvisor and developments in its business. The fair value of our investment in Tripadvisor, on an as-converted basis, was $630 million as of December 31, 2023, which represents a significant portion of our total market value. Since our common stock began trading in 2014, the share price of our Series A common stock has had a tendency to move in tandem with the share price of Tripadvisor's common stock. As a result, our Series A common stock price may be disproportionately affected by the results of operations of Tripadvisor and developments in its business.

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

Additionally, certain provisions of the Investment Agreement may discourage, delay or prevent a change in control of our company that a stockholder may consider favorable.  In particular, if our Board of Directors approves the initiation of a sale process to effect a change in control of our company or the entry into negotiations with a third-party for a change in control, and, at such time, Certares beneficially owns a number of shares of Series A Preferred Stock with an aggregate liquidation value equal to at least the Threshold Amount, the Investment Agreement requires us to provide notice of such intent to Certares, designate a nationally recognized investment bank to act as financial advisor, and provide Certares the opportunity to participate as a potential buyer. In addition, if Certares owns a number of shares of Series A Preferred Stock with an aggregate liquidation value equal to at least the Threshold Amount, subject to certain exceptions, Certares is entitled to certain rights to match offers consisting of at least 90% of cash consideration to acquire us or our Series B common stock owned by Gregory B. Maffei, our Chairman of the Board of Directors, President and Chief Executive Officer, as the case may be.

Further, Mr. Maffei beneficially owns shares representing the power to direct approximately 38% of the aggregate voting power in our company, due to his beneficial ownership of approximately 97% of the outstanding shares of our Series B common stock as of January 31, 2024.

Holders of a single series of our common stock may not have any remedies if an action by our directors has an adverse effect on only that series of our common stock.  Principles of Delaware law and the provisions of our certificate of incorporation may protect decisions of our Board of Directors that have a disparate impact upon holders of any single series of our common stock. Under Delaware law, the Board of Directors has a duty to act with due care and in the best interests of all of our stockholders, including the holders of all series of our common stock. Principles of Delaware law established in cases involving differing treatment of multiple classes or series of stock provide that a board of directors owes an equal duty to all common stockholders regardless of class or series and does not have separate or additional duties to any group of stockholders. As a result, in some circumstances, our directors may be required to make a decision that is viewed as adverse to the holders of one series of our common stock. Under the principles of Delaware law and the business judgment rule, holders may not be able to successfully challenge decisions that they believe have a disparate impact upon the holders of one series of our stock if our Board of Directors is disinterested and independent with respect to the action taken, is adequately informed with respect to the action taken and acts in good faith and in the honest belief that the Board of Directors is acting in the best interest of all of our stockholders.

Item 1B. Unresolved Staff Comments

None.

Item 1C. Cybersecurity

Risk Management and Strategy

TripCo’s corporate level IT and cybersecurity functions are provided by Liberty Media as part of the services agreement described in Item 1. Business.  Through the services agreement, we participate in Liberty Media’s processes for assessing, identifying, and managing risks from cybersecurity threats, as detailed below.  Tripadvisor, as a separate publicly traded company from TripCo, operates its own cybersecurity function. While primary oversight for Tripadvisor rests with its board of directors and Audit Committee, we receive regular reporting from Tripadvisor management and collaborate with those tasked with oversight to ensure risks are appropriately addressed.

The Company is committed to protecting the security and integrity of our systems, networks, databases and applications and, as a result, has implemented processes designed to prevent, assess, identify, and manage material risks associated with cybersecurity threats.

Cybersecurity risks are assessed as part of our enterprise risk assessment and risk management program and our cybersecurity risk management program is designed and assessed based on recognized frameworks, including the National Institute of Standards and Technology Cybersecurity Framework ("NIST CSF”).

We rely on a multidisciplinary team, including our information security functions, legal departments, management, and third-party consultants, as described further below, at the corporate level and at Tripadvisor to identify, assess, and manage cybersecurity threats and risks. We identify and assess risks from cybersecurity threats by monitoring and evaluating our threat environment and our risk profile using various methods including, using manual and automated tools, such as vulnerability scanning software, monitoring existing and emerging cybersecurity threats, analyzing reports of threats and threat actors, conducting scans of the threat environment, evaluating our industry’s risk profile, utilizing internal and external audits and assessments, and conducting threat and vulnerability assessments.

To manage and mitigate material risks from cybersecurity threats to our information systems and data, we implement and maintain various technical, physical and organizational measures, processes and policies. These measures include risk assessments, incident detection and response, vulnerability management, disaster recovery and business continuity plans, internal controls within our IT, Security and other departments, encryption of data, network security controls, access controls, physical security, asset management, system monitoring, vendor risk management program, employee cybersecurity awareness and training, phishing tests, and penetration testing. Cybersecurity awareness training is also made available annually to our Board of Directors.

In the event of a potential cybersecurity incident, or a series of related cybersecurity incidents, we have  cybersecurity incident response frameworks in place at the corporate level and at Tripadvisor. These frameworks are a set of coordinated procedures and tasks that our incident response teams execute with the goal of ensuring timely and accurate identification, resolution and reporting of cybersecurity incidents both internally and externally, as necessary.

To operate our business, we utilize certain third-party service providers to perform a variety of operational functions. We have implemented a third-party risk management program to evaluate the cybersecurity practices of higher risk vendors and vendors that encounter our systems or data. We additionally engage and retain third party consultants, legal advisors and assessors to keep us apprised of emerging third-party risk, defense and mitigation strategies, and governance best practices.

Impact of cybersecurity risks on business strategy, results of operations or financial condition

As of the date of this Annual Report on Form 10-K, we are not aware of any risks from cybersecurity threats that have materially affected or are reasonably likely to materially affect our business strategy, results of operations and financial condition.

For additional information on our cybersecurity risks, see “Risk Factors” under the section entitled "Risks Related to Information Security, Cybersecurity and Data Privacy" in Part I, Item 1A of this Annual Report on Form 10-K.

For additional information on Tripadvisor’s cybersecurity program and risks refer to Item 1C in their 2023 Form 10-K filed on February 16, 2024.

Governance

Role of the Board of Directors

Our Board of Directors has overall responsibility for risk oversight and has delegated to the Audit Committee primary enterprise risk oversight responsibility, including privacy and cybersecurity risk exposures, policies and practices, the steps management takes to detect, monitor and mitigate such risks and the potential impact of those exposures on our business, financial results, operations and reputation. The Audit Committee receives quarterly updates on the enterprise risk management program, including cybersecurity risks and the initiatives undertaken to identify, assess and mitigate such risks. This cybersecurity reporting may include threat and incident reporting, vulnerability detection reporting, risk mitigation metrics, systems and security operations updates, employee education initiatives, and internal audit observations, if applicable.

In addition to the efforts undertaken by the Audit Committee, the full Board of Directors regularly reviews matters relating to cybersecurity risk and cybersecurity risk management. Any material cybersecurity events would be brought to the attention of the full Board of Directors once the event is deemed material. We additionally use our incident response framework as part of the process we employ to keep our management and Board of Directors informed about and monitor the prevention, detection, mitigation, and remediation of cybersecurity incidents.

Role of Management

Through our services agreement with Liberty Media, we have established a cross functional Information Security Steering Committee (“ISSC”) with executives from our Legal, Accounting, Internal Audit and Risk Management, Cybersecurity and Facilities departments. The ISSC has management oversight responsibility for assessing and managing technology and operational risk, including information security, fraud, vendor, data protection and privacy, business continuity and resilience, and cybersecurity risks at the corporate level.  The ISSC receives regular reports and updates from Tripadvisor regarding their cybersecurity risk management activities and, if any, incidents that have occurred.

Tripadvisor also has executive oversight committees responsible for assessing and managing cybersecurity risk as part of their enterprise risk management and compliance programs. Tripadvisor has designated the Compliance Committee and Chief Compliance Officer (“CCO”) with day-to-day management and oversight of corporate compliance initiatives, including cybersecurity. The Tripadvisor Compliance Committee consists of, among others, the Chief Financial Officer, Chief Legal Officer and CCO. The CCO has further established an Information Governance and Privacy Committee responsible for oversight of privacy and cybersecurity risks.  The Information Governance and Privacy Committee consists of the Chief Information Security Officer (“CISO”) and CCO, as well as representatives from engineering, product development and data privacy. The Information Governance and Privacy Committee meets regularly to discuss and monitor information uses and governance and risks associated with Tripadvisor’s information assets, including prevention, detection, mitigation and remediation of risks from cybersecurity threats.

Our management team’s experience includes a diverse background in telecom and other industries, with decades of experience in various aspects of cybersecurity. Liberty Media’s Head of Cybersecurity has more than 25 years of cybersecurity and information technology experience and holds Certified Information Security Manager and Certified in Risk and Information System Control certifications. Tripadvisor’s CISO is a Certified Information Security Systems Professional with more than 15 years of experience in building and leading information security teams. Both have worked at a variety of companies, including large publicly-traded companies, implementing and managing IT and cybersecurity programs and teams, developing tools and processes to protect internal networks, customer payment systems and telecommunications networks used by customers to transmit data.

Item 2. Properties.

In connection with the TripCo Spin-Off, a wholly owned subsidiary of Liberty Media entered into a facilities sharing agreement with TripCo, pursuant to which TripCo shares office facilities with Liberty Media and related amenities at Liberty Media’s corporate headquarters located at 12300 Liberty Boulevard, Englewood, Colorado.

As of December 31, 2023, Tripadvisor does not own any real estate. Tripadvisor leases approximately 280,000 square feet of office space for its corporate headquarters in Needham, Massachusetts, which has an expiration date of December 2030 and an option to extend the lease term for two consecutive terms of five years each. Tripadvisor also leases an aggregate of approximately 340,000 square feet of office space at nearly 30 locations across North America, Europe and Asia Pacific, primarily used for sales offices, subsidiary headquarters and for international operations, pursuant to leases with various expiration dates. Tripadvisor believes that its current facilities are adequate for its current operations and that additional leased space can be obtained on reasonable terms if needed.

Item 3. Legal Proceedings

Refer to note 12 in the accompanying notes to the consolidated financial statements for information on our legal proceedings.

Item 4. Mine Safety Disclosures

Not applicable.

PART II

Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

Until October 30, 2023, Liberty TripAdvisor Holdings, Inc.’s (“TripCo” or the “Company”) Series A and Series B common stock traded on the Nasdaq Global Select Market under the symbols “LTRPA” and “LTRPB,” respectively. Stock price information for securities traded on the Nasdaq Global Select Market can be found on The Nasdaq Stock Market’s (“Nasdaq”) website at www.nasdaq.com. Although our Series B common stock was traded on the Nasdaq Global Select Market, an established published trading market did not exist for the stock, as it was not actively traded.

On October 19, 2023, the Company received written notice from Nasdaq notifying the Company that trading of LTRPA and LTRPB would be suspended at the open of business on October 30, 2023 due to LTRPA’s failure to regain compliance with Nasdaq’s requirement to maintain a minimum bid price of $1.00 per share. Beginning on October 30, 2023, LTRPA and LTRPB began trading on the OTC Markets Group, Inc.’s OTCQB Venture Market. Any OTC Markets quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions.

The following table sets forth the range of high and low sales prices of shares of our Series B common stock for the years ended December 31, 2023 and 2022.

	Liberty TripAdvisor Holdings, Inc.
	Series B
	High	Low
2022
First quarter	$22.17	13.00
Second quarter	$16.15	8.43
Third quarter	$93.67	9.16
Fourth quarter	$32.50	20.15
2023
First quarter	$32.80	22.05
Second quarter	$48.82	17.19
Third quarter	$46.53	27.01
Fourth quarter	$28.42	4.08

Holders

As of January 31, 2024, there were approximately 727 and 38 record holders of our Series A and Series B common stock, respectively.  The foregoing numbers of record holders do not include the number of stockholders whose shares are held nominally by banks, brokerage houses or other institutions, but include each such institution as one shareholder.

Dividends

We have not paid any cash dividends on our common stock, and we have no present intention of so doing.  Payment of cash dividends, if any, in the future will be determined by our board of directors in light of our earnings, financial condition and other relevant considerations.

Securities Authorized for Issuance Under Equity Compensation Plans

Information required by this item is incorporated by reference to our definitive proxy statement for our 2024 Annual Meeting of stockholders.

Purchases of Equity Securities by the Issuer

There were no repurchases of our common stock during the three months ended December 31, 2023. Our officers and employees surrendered 138 shares of our Series A common stock to pay withholding taxes and other deductions in connection with the vesting of their restricted stock during the three months ended December 31, 2023.

Item 6. [Reserved.]

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis provides information concerning our results of operations and financial condition. This discussion should be read in conjunction with our accompanying consolidated financial statements and the notes thereto.

Overview

TripCo holds an approximate 21% economic interest and 57% voting interest in its subsidiary Tripadvisor, Inc. (“Tripadvisor”) as of December 31, 2023.

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

Tripadvisor renamed the Tripadvisor Core segment to “Brand Tripadvisor,” and its “Tripadvisor-branded display and platform” revenue stream within the Brand Tripadvisor segment, as “Media and advertising” revenue. These nomenclature changes had no impact on the composition of the segments, revenue streams, or on any current or historic financial information.

Tripadvisor’s stock price declined in March 2020, which triggered the mandatory prepayment of TripCo’s Margin Loan (as defined in note 5 of the accompanying notes to the consolidated financial statements). In order to repay the Margin Loan, TripCo and Gregory B. Maffei entered into an Investment Agreement (the “Investment Agreement”) with Certares Holdings LLC, Certares Holdings (Blockable) LLC and Certares Holdings (Optional) LLC with respect to an investment in TripCo’s newly-created 8% Series A Cumulative Redeemable Preferred Stock, par value $0.01 per share (the “Series A Preferred Stock”) which was later assigned to Certares LTRIP LLC (“Certares” or the “Purchaser”). Pursuant to the assigned Investment Agreement, on March 26, 2020, TripCo issued 325,000 shares of Series A Preferred Stock to Certares for a purchase price of $1,000 per share (see note 8 in the accompanying notes to the consolidated financial statements). On March 29, 2021 and April 6, 2021, TripCo repurchased a portion of the Series A Preferred Stock. See further discussion about the Series A Preferred Stock in note 8 to the accompanying notes to the consolidated financial statements.

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

In the Brand Tripadvisor segment, Tripadvisor offers a compelling value proposition to both travelers and partners across a number of key offerings that include accommodations, experiences, dining, and media. This value proposition is delivered through a collection of durable assets that Tripadvisor believes is difficult to replicate: a trusted brand, authentic user generated content, a large community of contributors, and one of the largest global travel audiences.  Tripadvisor’s strategy in this segment is to leverage these core assets as well as its technology capabilities to provide travelers with a compelling user experience to help make the best decisions in each phase of the travel journey, including pre-trip planning, in-destination, and post-trip sharing. Tripadvisor intends to drive new traveler acquisition and repeat audience engagement on its platform by offering meaningful travel guidance solutions and services that reduce friction in the traveler journey and create a deeper, more persistent relationship with travelers.  Tripadvisor evaluates investment opportunities across data, product, marketing, and technology that it believes will improve and diversify the monetization of its audience through deeper engagement, which, in turn, Tripadvisor expects will drive more value to its partners.

The Brand Tripadvisor segment plays an important role in Tripadvisor’s portfolio. For over two decades, Tripadvisor believes it has built difficult to replicate assets such as a trusted brand, authentic content, a large community of contributors, and one of the largest global travel audiences available. Tripadvisor’s long-term strategy for the Brand Tripadvisor segment builds on its heritage and the reasons hundreds of millions of travelers come to Tripadvisor each year. Fundamental to this strategy will be: (1) innovating and enhancing world-class travel guidance and planning products to help travelers make confident decisions in a world where it is hard to find advice you can trust; (2) prioritizing deeper engagement with travelers by leveraging Tripadvisor’s rich data and technology assets to provide more relevant, curated, and contextual content throughout the traveler journey; and (3) driving a step change in the value Tripadvisor can deliver to its partners by accelerating and diversifying the monetization of its valuable audience across key categories, including hotel meta, media advertising, and experiences.

In the Viator and TheFork segments, Tripadvisor provides two-sided marketplaces that connect travelers and diners to operators of bookable experiences and restaurants, respectively. Within the Viator segment, Tripadvisor is investing in growth, future scale, and market share gains to accelerate its market leadership position, while improving unit economics on both sides of the marketplace that provide visibility to sustainable future profitability. This means driving awareness and higher quality audience engagement, which Tripadvisor believes will drive greater repeat behavior, more direct traffic, and translate into improved unit economics over time.  Tripadvisor’s investments on both sides of its marketplace, as well as in its primary offerings, are intended to deliver a differentiated value proposition that it believes will drive sustainable market leadership as its partners, operators, and travelers find themselves in an increasingly competitive marketplace environment. Tripadvisor is focused on continuing to grow both its supplier base and its user base by offering innovative tools and features on its branded platforms, and through continued awareness of its brand through marketing efforts.

Tripadvisor is focused on executing initiatives through organic investment in data, products, marketing and technology to further enhance the value it delivers to travelers and partners across its brands, platforms, and segments. In addition, Tripadvisor may accelerate growth inorganically by opportunistically pursuing strategic acquisitions.

Current Trends Affecting Tripadvisor’s Business

The online travel industry in which Tripadvisor operates is large, highly dynamic and competitive. Described below are the current trends affecting Tripadvisor’s overall business and segments, including uncertainties that may impact Tripadvisor’s ability to execute on its objectives and strategies. Public health-related events, such as a pandemic, political instability, geopolitical conflicts, including the evolving events in the Middle East, acts of terrorism, fluctuations in currency values, and changes in global economic conditions, are examples of other events that could have a negative impact on the travel industry, and as a result, Tripadvisor’s financial results in the future.

The COVID-19 pandemic had a significant negative impact on the travel and hospitality industries, and consequently, adversely and materially affected Tripadvisor’s business, results of operations, liquidity and financial condition during the year ended December 31, 2021. In 2022, Tripadvisor generally experienced a travel demand recovery fueled by the continued easing of government restrictions globally and increasing consumer travel demand, however, during the first quarter of 2022, Tripadvisor experienced a negative impact from the Omicron variant across all segments which helped contribute to the year-over-year revenue growth rate during 2023. During 2023, Tripadvisor continued to experience strong consumer demand, particularly for its experiences offerings, across the Viator and Brand Tripadvisor segments. Asia-Pacific, which represents a small portion of Tripadvisor’s overall business, has been slower to recover due to longer and sustained travel restrictions as a result of the COVID-19 pandemic. However, starting in the first quarter of 2023, travel restrictions across Asia began to ease relative to 2022, contributing to increased year-over-year revenue growth within this region.

Prior to Google introducing changes to its search engine results page, Tripadvisor generated a significant amount of direct traffic from search engines, such as Google, through strong search engine optimization (“SEO”) performance across all segments. Tripadvisor believes its SEO traffic acquisition performance has been negatively impacted in the past, and may be impacted in the future, by metasearch and search engines (primarily Google) changing their search result placement and underlying algorithms, including to increase the prominence of their own products in search results across Tripadvisor’s business, most notably within Tripadvisor’s hotel meta offering within the Brand Tripadvisor segment.

In response to strong consumer demand for Tripadvisor’s experiences offerings across its Viator and Brand Tripadvisor segments, Tripadvisor continued to increase investment in performance marketing and brand spend during 2023 to drive awareness and grow market share in this large underpenetrated market. Over the long-term, Tripadvisor is focused on driving a greater percentage of its bookings from direct channels. Tripadvisor is doing this by continuing to focus on increasing its brand recognition and improving the user experience across products on its website and mobile app, providing high quality customer service, and offering leading customer choice for online bookable experiences supply.

The global experiences market is large, growing, and highly fragmented, with the vast majority of bookings still occurring through traditional offline sources. Tripadvisor is observing a secular shift, however, as this market continues to grow and accelerate the pace of online adoption. Likewise, the global restaurants category is also benefiting from increased online adoption by both consumers and restaurant partners, particularly in Europe. Given the competitive positioning of Tripadvisor’s businesses relative to the attractive growth prospects in these categories, Tripadvisor expects to continue to invest in these categories across the Tripadvisor group, and in particular, within the Viator and TheFork segments, to continue accelerating revenue growth, operating scale, and market share gains for the long-term.

Restructuring and Related Reorganization Actions

During the third quarter of 2023, Tripadvisor approved and subsequently initiated a set of actions across its businesses in order to reduce its cost structure, improve operational efficiencies, and realign its workforce with its strategic initiatives. The actions taken by Tripadvisor resulted in reduced global headcount. Additional cost reduction measures taken included discretionary spend and real estate. As a result, Tripadvisor incurred estimated pre-tax restructuring and other related reorganization costs of $22 million during the year ended December 31, 2023, consisting primarily of employee severance and related benefits. Potential job position eliminations in each country remain subject to local law and consultation requirements, which have extended beyond 2023 in certain countries. Therefore, actual costs incurred may differ from estimated costs recorded as of December 31, 2023. As of December 31, 2023, Tripadvisor paid $9 million of these costs, and expects the majority of remaining unpaid costs as of December 31, 2023 to be disbursed during the first quarter of 2024.

These cost reduction actions are anticipated to result in an estimated $35 million in annualized cost savings in the Brand Tripadvisor segment, which includes corporate general and administrative expenses, and in addition, Tripadvisor estimates $10 million in annualized cost savings in TheFork segment, primarily related to global workforce reduction measures. Although Tripadvisor expects the aforementioned annualized cost savings in Brand Tripadvisor and TheFork during 2024, these cost reduction measures did not materially impact Tripadvisor’s actual expenses during 2023, due to the timing of when these actions occurred during the year.

Results of Operations—Consolidated

General.  We provide in the tables below information regarding our historical Consolidated Operating Results and Other Income and Expense, as well as information regarding the contribution to those items from our reportable segments.

A discussion regarding our financial condition and results of operations for fiscal year 2023 compared to fiscal year 2022 is presented below. A discussion regarding our financial condition and results of operations for fiscal year 2022 compared to fiscal year 2021 can be found in Part II, Item 7. "Management’s Discussion and Analysis of Financial Condition and Results of Operations" of our Annual Report on Form 10-K for the year ended December 31, 2022, filed with the SEC on February 17, 2023.

	Years ended December 31,
	2023	2022

	amounts in millions
Revenue
Brand Tripadvisor	$1,031	966
Viator	737	493
TheFork	154	126
Intersegment eliminations	(134)	(93)
Total revenue	1,788	1,492
Operating expense, excluding stock-based compensation	381	301
Selling, general and administrative expense, excluding stock-based compensation	1,086	913
Stock-based compensation	99	93
Depreciation and amortization	87	97
Restructuring and other related reorganization costs	22	—
Impairment of goodwill and intangible assets	1,025	—
Operating income (loss)	(912)	88
Other income (expense):
Interest expense	(67)	(65)
Dividend and interest income	49	16
Realized and unrealized gains (losses) on financial instruments, net	(32)	62
Other, net	(5)	(8)
	(55)	5
Earnings (loss) before income taxes	(967)	93
Income tax (expense) benefit	(53)	(47)
Net earnings (loss)	$(1,020)	46

Adjusted OIBDA	$324	287

Revenue. Brand Tripadvisor revenue increased $65 million for the year ended December 31, 2023, as compared to the corresponding prior year period.

Brand Tripadvisor revenue is detailed as follows:

	Years ended December 31,
	2023	2022

	amounts in millions
Tripadvisor-branded hotels	$659	650
Media and advertising	145	130
Tripadvisor experience and dining (1)	176	134
Other	51	52
Total Brand Tripadvisor	$1,031	966
(1)	Tripadvisor experiences and dining revenue within the Brand Tripadvisor segment is shown gross of intersegment (intercompany) revenue, which is eliminated on a consolidated basis. See note 13 to the accompanying consolidated financial statements for a discussion of intersegment revenue.

Tripadvisor-branded hotels revenue primarily includes revenue from click-based advertising on Tripadvisor’s meta platform and to a lesser extent, hotel business-to-business (“B2B”) revenue, which includes click-based revenue generated from hotel sponsored placement advertising that enable hotels to enhance their visibility on Tripadvisor hotel pages, and subscription-based advertising services that Tripadvisor offers to travel partners.  Tripadvisor-branded hotels revenue increased $9 million during the year ended December 31, 2023, when compared to the same period in 2022. This increase was primarily driven by improved hotel B2B revenue, as well as to a lesser extent, improved hotel meta revenue in the rest of world geographic markets, primarily driven by strong consumer travel demand when compared to the same period in 2022.  In addition, Tripadvisor’s 2022 results were negatively impacted by the Omicron variant during the first quarter of 2022, which contributed to year-over-year growth.  Tripadvisor saw sustained pricing strength in both free and paid traffic channels, including, continued strength in hotel meta monetization in the U.S. where CPC rates remained robust when compared to 2022. The performance during 2023 was  partially offset primarily by a decrease in Tripadvisor’s European hotel meta revenue during the last three quarters of 2023, as described above, as well as, an increased competitive environment in paid online marketing channels and product decisions Tripadvisor has implemented to provide more qualified referrals to its partners, leading to a decrease in click volumes.

Media and advertising revenue consists of revenue from display-based advertising (or “media advertising”) across its platform. Media and advertising revenue increased $15 million during the year ended December 31, 2023, when compared to the same period in 2022, primarily driven by an increase in marketing spend from advertisers, in correlation with growth in consumer travel demand.

Tripadvisor experiences and dining revenue includes intercompany (intersegment) revenue, consisting of affiliate marketing commissions earned primarily from experience bookings and, to a lesser extent, restaurant reservation bookings, on Tripadvisor-branded websites and mobile apps that are fulfilled by Viator and TheFork, respectively, and are eliminated on a consolidated basis, in addition to revenue from Brand Tripadvisor’s restaurant offerings. Tripadvisor experiences and dining revenue increased $42 million during the year ended December 31, 2023 when compared to the same period in 2022, primarily driven by strong consumer demand for experiences, combined with enhancements to Tripadvisor’s websites and mobile apps.

Other revenue includes alternative accommodation rentals revenue in addition to primarily click-based advertising and display-based advertising revenue from cruise, flights and rental car offerings on Tripadvisor websites and mobile apps.  Other revenue decreased $1 million during the year ended December 31, 2023, when compared to the same period in 2022.

Viator revenue increased $244 million during the year ended December 31, 2023, when compared to the same period in 2022, primarily driven by strong consumer demand for experiences across all geographies, including growth in both bookings and pricing of experiences, as well as enhancements to Tripadvisor’s websites and mobile apps. In addition, this segment’s revenue was negatively impacted by the Omicron variant in the first quarter of 2022, which helped contribute to the year-over-year revenue growth rate during 2023. Viator is also benefiting from a larger macro trend, or secular shift, as the large global market in which it operates continues to grow and migrate online from traditional offline sources.

TheFork segment revenue increased $28 million during the year ended December 31, 2023, when compared to the same period in 2022. This improvement was driven by increased consumer demand for dining, including increased bookings and pricing, during 2023 when compared to the same period in 2022, as well as the negative impact of the Omicron variant that occurred during the first quarter of 2022, which helped contribute to the year-over-year revenue growth rate during 2023. In addition, Tripadvisor estimates this segment's revenue growth rate was positively impacted by foreign currency fluctuations of approximately 3% during the year ended December 31, 2023 when compared to the same period in 2022.

Operating Expense. Operating expense increased $80 million for the year ended December 31, 2023, compared to the same period in the prior year, primarily driven by a $47 million increase in technology and content costs and a $33 million increase in cost of revenue. Technology and content costs increased primarily due to increased personnel and overhead costs resulting from additional headcount and contingent staff to support business growth, primarily in the Brand Tripadvisor and Viator segments, as well as increased software licensing costs in the Brand Tripadvisor segment. The increase in cost of revenue was primarily due to increased direct costs from credit card payment processing fees and other revenue-related transaction costs  of $23 million in the Viator segment in direct correlation with the increase in revenue, as Viator serves as the merchant of record for the significant majority of its experience booking transactions, and to a lesser extent, increased direct revenue generation costs related to data center costs and other revenue-related transaction costs in the Brand Tripadvisor segment.

Selling, general and administrative expense. Selling, general and administrative expense increased $173 million for the year ended December 31, 2023, compared to the same period in the prior year. The most significant driver of selling, general and administrative expense is selling and marketing expenses, which includes direct costs, such as traffic generation costs from SEM and other online traffic acquisition costs, syndication costs and affiliate marketing commissions, social media costs, brand advertising (including television and other offline advertising), promotions and public relations, and indirect costs, such as personnel and overhead expenses, including salaries, commissions, benefits, bonuses for sales, sales support, customer support and marketing employees. Selling and marketing costs increased $152 million during the year ended December 31, 2023 when compared to the same period in 2022. In addition, direct selling and marketing costs as a percentage of total consolidated revenue were 41% during the year ended December 31, 2023, an increase from 39% when compared to the same period in 2022. This incremental expense was primarily driven by an increase of $137 million in paid online traffic acquisition costs and other marketing costs, including brand spend, the substantial majority of which were incurred within the Viator segment and to a lesser extent, the Brand Tripadvisor segment, in order to capture consumer demand, including increased investment within these segments in order to grow market share, slightly offset by a decrease in SEM and other paid online traffic acquisition spend in TheFork segment.

General and administrative costs increased $19 million during the year ended December 31, 2023 when compared to the same period in 2022, primarily due to non-income tax related government assistance benefits related to COVID-19 relief of $11 million received by Tripadvisor during 2022 in TheFork segment, which did not reoccur in 2023, incremental digital service tax costs of $9 million for the year ended December 31, 2023, as well as a non-recurring cost of $3 million related to previously capitalized transaction costs during 2023. These increases were partially offset by an approximate $8 million loss incurred during 2022 as the result of a fraud scheme resulting in payments to an external party (disclosed below) which did not reoccur in 2023.

Depreciation and amortization.  Depreciation and amortization decreased $10 million during the year ended December 31, 2023 when compared to the same period in 2022, primarily due to the completion of amortization related to certain capitalized website development costs and intangible assets purchased in business acquisitions from previous years.

Restructuring and other related reorganization costs. Tripadvisor incurred restructuring and other related reorganization costs of $22 million during the year ended December 31, 2023, as discussed above.  These costs consist primarily of employee severance and related benefits.

Impairment of goodwill and intangible assets.  TripCo recorded goodwill impairments of $820 million and trademark impairments of $205 million during the year ended December 31, 2023 related to the Brand Tripadvisor reporting unit. See note 4 to the accompanying consolidated financial statements for additional information.

Operating Income (Loss). Our consolidated operating income (loss) declined $1,000 million for the year ended December 31, 2023, as compared to the corresponding prior year period. Operating income was impacted by the above explanations.

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

The following table provides a reconciliation of Operating income (loss) to Adjusted OIBDA:

	Years ended December 31,
	2023	2022

	amounts in millions
Operating income (loss)	$(912)	88
Stock-based compensation	99	93
Depreciation and amortization	87	97
Impairment of goodwill and intangible assets	1,025	—
Restructuring and other related reorganization costs	22	—
Other non-recurring expenses (1)(2)	3	8
Legal reserves and settlement	—	1
Adjusted OIBDA	$324	287
(1)	Tripadvisor expensed $3 million of previously capitalized transaction costs during the year ended December 31, 2023 to selling, general and administrative, including stock-based compensation on the consolidated statement of operations. Tripadvisor considers such costs to be non-recurring in nature.
(2)	Tripadvisor incurred a loss of approximately $8 million during the fourth quarter of 2022, as the result of external fraud, which was recorded to selling, general and administrative, including stock-based compensation on the consolidated statement of operations during the year ended December 31, 2022. Tripadvisor considers such costs to be non-recurring in nature. To the extent Tripadvisor recovers any losses in future periods related to this incident, Tripadvisor plans to reduce Adjusted OIBDA by the recovery amount in those periods.

Adjusted OIBDA is summarized as follows:

	Years ended December 31,
	2023	2022

	amounts in millions

Brand Tripadvisor	$348	345
Viator	—	(11)
TheFork	(14)	(39)
Corporate	(10)	(8)
Consolidated TripCo	$324	287

Consolidated Adjusted OIBDA increased $37 million for the year ended December 31, 2023, as compared to the corresponding prior year period.

Brand Tripadvisor Adjusted OIBDA increased $3 million for the year ended December 31, 2023 when compared to the same period in 2022, primarily due to an increase in revenue as noted above, partially offset by increases in personnel and overhead costs to support business growth, despite the impact of Tripadvisor’s cost reduction measures which did not materially impact its segment expenses, as discussed above, as well as an increase in direct selling and marketing expenses related to paid online traffic acquisition costs, direct revenue generation costs related to data center and other direct revenue related costs, and software licensing costs.

Viator Adjusted OIBDA loss improved $11 million during the year ended December 31, 2023 when compared to the same period in 2022, due to an increase in revenue as noted above, partially offset by an increase in selling and marketing expenses related to SEM, other online paid traffic acquisition costs, and other marketing costs, including brand spend, in response to strong consumer demand for experiences and increased investment to grow market share, acquire new customers, and drive brand awareness, and to a lesser extent, an increase in revenue generation costs resulting from credit card payments and other revenue-related transaction costs in direct correlation with the increase in revenue. In addition, Viator segment revenue growth was also partially offset by increases in personnel and overhead costs to support business growth related to strong consumer demand.

TheFork Adjusted OIBDA loss improved $25 million during the year ended December 31, 2023 when compared to the same period in 2022, primarily due to an increase in revenue as noted above, a decrease in selling and marketing expenses related to SEM, other online paid traffic acquisition costs and television advertising costs. These improvements were partially offset by $11 million of non-income tax government assistance benefits related to COVID-19 relief received during 2022 recorded as a benefit to general and administrative expenses, which did not reoccur in 2023, and an increase in personnel and overhead costs to support business growth related to the travel demand recovery that began during 2022, despite the impact of Tripadvisor’s cost reduction measures which did not materially impact its  segment expenses during 2023, as discussed above.

Corporate Adjusted OIBDA loss increased $2 million during the year ended December 31, 2023, when compared to the same period in 2022, primarily due to increased legal expenses. Corporate Adjusted OIBDA includes TripCo level selling, general and administrative expenses.

Interest expense.  Interest expense increased $2 million during the year ended December 31, 2023, when compared to the same period in 2022, primarily due to the accretion of TripCo’s Series A Preferred Stock (as defined in note 8 in the accompanying consolidated financial statements) through interest expense, as well as an amendment to TripCo’s Variable Prepaid Forward (as defined in note 3 in the accompanying consolidated financial statements) in 2022 that increased the amount borrowed and the interest rate, which increased the amount accreted through interest expense in 2023 compared to the prior year.

Dividend and interest income. Dividend and interest income increased $33 million during the year ended December 31, 2023, when compared to the same period in 2022, primarily due to an increase in the average amount of cash invested at Tripadvisor and increased interest rates received on bank and term deposits, as well as an increase in interest earned on money market funds during 2023.

Realized and unrealized gains (losses) on financial instruments, net. Realized and unrealized gains (losses) on financial instruments, net are comprised of changes in the fair value of the following:

	Years ended December 31,
	2023	2022

	amounts in millions
TripCo Exchangeable Senior Debentures due 2051	$(36)	(5)
Variable Prepaid Forward	(5)	18
Financial instrument liabilities	9	45
Tripadvisor foreign currency forward contracts	—	4
	$(32)	62

The changes in these accounts are primarily due to market factors and changes in the fair value of the underlying stocks or financial instruments to which these related.  Realized and unrealized gains (losses) on financial instruments, net decreased $94 million for the year ended December 31, 2023, compared to the same period in the prior year. The decrease was primarily due to a decrease in unrealized gains of $36 million related to the Preferred Stock Derivative (defined in note 3 of the accompanying consolidated financial statements), an increase in unrealized losses of $31 million related to the TripCo 0.50% Exchangeable Senior Debentures due 2051 (the “Debentures”), and a decrease in unrealized gains related to the Variable Prepaid Forward (defined in note 3 of the accompanying consolidated financial statements) of $23 million.

Other, net.  Other, net expense decreased $3 million for the year ended December 31, 2023, when compared to the same period in 2022. Activity in the Other, net account primarily relates to foreign exchange gains (losses), share of earnings (losses) of affiliates, and other gain (loss) at Tripadvisor.

Income taxes.  The Company had income tax expense of $53 million and $47 million for the years ended December 31, 2023 and 2022, respectively.

During 2023, the Company recognized tax expense instead of a tax benefit at the expected federal tax rate of 21% primarily due  to goodwill impairments that are not deductible for tax purposes and changes in unrecognized tax benefits.

During 2022, the Company recognized tax expense greater than the expected federal tax rate of 21% primarily due to changes in unrecognized tax benefits and the recognition of excess tax benefits and shortfalls to stock based compensation.

Liquidity and Capital Resources

As of December 31, 2023, substantially all of our cash and cash equivalents consist of cash on hand in global financial institutions, money market funds and marketable securities, with maturities of 90 days or less at the date purchased.

The following are potential sources of liquidity: available cash balances, proceeds from asset sales, monetization of our investments (including sales of Tripadvisor shares), outstanding or anticipated debt facilities, debt and equity issuances, and dividend and interest receipts.

As of December 31, 2023, TripCo had a cash balance of $1,090 million. Approximately $1,067 million of the cash balance is held at Tripadvisor. Although TripCo has a 57% voting interest in Tripadvisor, Tripadvisor is a separate public company with a significant non-controlling interest, as TripCo has only a 21% economic interest in Tripadvisor.

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

As of December 31, 2023, approximately $247 million of TripCo cash and cash equivalents were held by Tripadvisor’s international subsidiaries outside of the U.S., of which approximately 50% was located in the U.K., with the majority of Tripadvisor’s cash denominated in U.S. dollars.  As of December 31, 2023, Tripadvisor had $483 million of cumulative undistributed earnings in foreign subsidiaries, which were no longer considered to be indefinitely reinvested. See note 7 in the accompanying consolidated financial statements for additional information.

As of December 31, 2023, Tripadvisor is party to a credit agreement, which, among other things, provides for a $500 million revolving credit facility (the “Credit Facility”) with a maturity date of June 29, 2028 (unless, on any date that is 91 days prior to the final scheduled maturity date in respect of any indebtedness outstanding under certain “specified debt,” the aggregate outstanding principal amount of such specified debt is $200 million or more, then the maturity date will be such business day). As of December 31, 2023 and 2022, Tripadvisor had no outstanding borrowings under the Credit Facility. Tripadvisor may borrow from the Credit Facility in U.S. dollars, Euros and Sterling. See note 5 to the accompanying consolidated financial statements for information regarding interest rates on potential borrowings under the Credit Facility.

Tripadvisor is required to pay a quarterly commitment fee, at an applicable rate ranging from 0.25% to 0.40%, on the daily unused portion of the Credit Facility for each fiscal quarter and in connection with the issuance of letters of credit. As of December 31, 2023, Tripadvisor’s unused revolver capacity was subject to a commitment fee of 0.25%, given Tripadvisor’s total net leverage ratio. The Credit Facility, among other things, requires Tripadvisor to maintain a maximum total net leverage ratio and contains certain customary affirmative and negative covenants and events of default, including for a change of control. As of December 31, 2023 and 2022, Tripadvisor was in compliance with its covenant requirements in effect under the Credit Facility.  While there can be no assurance that Tripadvisor will be able to meet the total net leverage ratio covenant in the future, based on its current projections, Tripadvisor does not believe there is a material risk that it will not remain in compliance throughout the next twelve months.

As of December 31, 2023, Tripadvisor had an aggregate principal amount of $845 million in long-term debt, as a result of the 2025 Senior Notes and 2026 Convertible Senior Notes, as discussed below.

In July 2020, Tripadvisor completed the sale of $500 million of its outstanding aggregate principal amount of senior notes due 2025 (“2025 Senior Notes”). The 2025 Senior Notes provide, among other things, that interest at an interest rate of 7.0% per annum is payable on January 15 and July 15 of each year, until their maturity on July 15, 2025. The 2025 Senior Notes are senior unsecured obligations of Tripadvisor, although unconditionally guaranteed on a joint and several basis, by certain of Tripadvisor’s domestic subsidiaries. In March 2021, Tripadvisor completed the sale of $345 million of convertible senior notes due 2026 (“2026 Convertible Senior Notes”). The 2026 Convertible Senior Notes provide, among other things, that interest, at an interest rate of 0.25% per annum, is payable on April 1 and October 1 of each year, until their maturity on April 1, 2026. The 2026 Convertible Senior Notes are senior unsecured obligations of Tripadvisor, although unconditionally guaranteed on a joint and several basis, by certain of Tripadvisor’s domestic subsidiaries.

The 2025 Senior Notes and 2026 Convertible Senior Notes are not registered securities and there are currently no plans to register these notes as securities in the future. Tripadvisor may from time to time repurchase the 2025 Senior Notes or 2026 Convertible Senior Notes through tender offers, open market purchases, privately negotiated transactions or otherwise. Such repurchases, if any, will depend on prevailing market conditions, liquidity requirements, contractual restrictions and other factors.

Historically, Tripadvisor’s operating cash flows have been sufficient to fund its working capital requirements, capital expenditures and long term debt obligations and other financial commitments and are expected to be sufficient in future periods.

	Years ended December 31,
	2023	2022

	amounts in millions
Cash flow information
Tripadvisor cash provided (used) by operating activities	$235	400
Corporate and other cash provided (used) by operating activities	(9)	(10)
Net cash provided (used) by operating activities	$226	390

Tripadvisor cash provided (used) by investing activities	$(63)	(52)
Corporate and other cash provided (used) by investing activities	—	—
Net cash provided (used) by investing activities	$(63)	(52)

Tripadvisor cash provided (used) by financing activities	$(127)	(27)
Corporate and other cash provided (used) by financing activities	—	5
Net cash provided (used) by financing activities	$(127)	(22)

During the year ended December 31, 2023, Tripadvisor’s primary source of cash was from operations, while its primary uses of cash were $100 million to repurchase shares of its common stock,  $63 million of capital expended for property and equipment and $17 million related to payments of withholding taxes on net share settlements of equity awards.

The projected use of TripCo’s corporate cash will primarily be to pay fees (not expected to exceed $4 million annually) to Liberty Media for providing certain services pursuant to the services agreement and the facilities sharing agreement, payment of dividends on the Series A Preferred Stock (unless added to the liquidation price or paid in shares of Series A common stock of TripCo), interest expense on TripCo’s 0.50% Exchangeable Senior Debentures due 2051 (approximately $2 million annually) and to pay any other corporate level expenses. Debt service costs accrue on the variable prepaid forward borrowing described in note 5 to the accompanying consolidated financial statements. TripCo believes that its available cash and cash equivalents will be sufficient through at least the next twelve months. Beyond twelve months TripCo has certain obligations that will require further liquidity action which could include actions described above in potential sources of liquidity.

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

The following table summarizes current and long-term material cash requirements, both accrued and off-balance sheet, as of December 31, 2023, excluding uncertain tax positions as it is undeterminable when payments will be made.

	Payments due by period
		Less than			More than
	Total	1 year	1 - 3 years	3 - 5 years	5 years

	amounts in millions
Material Cash Requirements
Finance and operating lease obligations (1)	$82	19	23	21	19
Long-term debt (2)	1,232	—	902	—	330
Expected interest payments (3)	104	39	24	4	37
Series A Preferred Stock (4)	276	—	276	—	—
Other obligations (5)	48	22	23	3	—
Total	$1,742	80	1,248	28	386

(1)	Estimated future lease payments for Tripadvisor’s corporate headquarters lease in Needham, Massachusetts and operating leases, primarily for office space, with non-cancelable lease terms. These amounts exclude expected rental income under non-cancelable subleases. See note 6 in the accompanying consolidated financial statements for further information.
(2)	Amounts are stated at the face amount at maturity of our debt instruments and may differ from the amounts stated in our consolidated balance sheet to the extent debt instruments have elements which are reported at fair value. Amounts do not assume additional borrowings or refinancings of existing debt.
(3)	Amounts are based on our outstanding debt at December 31, 2023 and assume that our existing debt is repaid at maturity.
(4)	Amount that will be paid to settle debt host component of Series A Preferred Stock on March 27, 2025, assuming TripCo does not exercise its call right, as described in note 8 to the accompanying consolidated financial statements, prior to such date. This amount differs from the preferred stock liability balance stated in our consolidated balance sheet as the liability is being accreted to the amount to be paid upon settlement. See note 8 to the accompanying consolidated financial statements for further information.
(5)	Includes purchase obligations, expected commitment fee payments on the Credit Facility and long term income taxes payable.

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

As of December 31, 2023, the intangible assets not subject to amortization for each of our reportable segments were as follows:

	Goodwill	Trademarks	Total

	amounts in millions
Brand Tripadvisor	$1,159	522	1,681
Viator	120	—	120
TheFork	108	—	108
	$1,387	522	1,909

Given a sustained decline in Tripadvisor’s stock price leading up to September 30, 2023, TripCo performed a quantitative analysis of the Brand Tripadvisor reporting unit and Tripadvisor trademark as of September 30, 2023. Based on near-term business trends and their impact on long term assumptions, combined with macro-economic factors such as rising interest rates, we concluded that the estimated fair values of the Brand Tripadvisor reporting unit and the Tripadvisor trademark were less than their respective carrying values. As a result, TripCo recognized a goodwill impairment of $820 million and a trademark impairment of $205 million during the year ended December 31, 2023, related to the Brand Tripadvisor reporting unit. The fair value of the reporting unit was determined using a combination of market multiples (market approach) and discounted cash flow (income approach) calculations (Level 3). The fair value of the trademarks was determined using the relief from royalty method (Level 3).

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

We are exposed to changes in interest rates primarily as a result of our borrowing and investment activities, which include investments in fixed and floating rate debt instruments and borrowings used to maintain liquidity and to fund business operations. The nature and amount of our long-term and short-term debt are expected to vary as a result of future requirements, market conditions and other factors. We expect to manage our exposure to interest rates by maintaining what we believe is an appropriate mix of fixed and variable rate debt. We believe this best protects us from interest rate risk. We expect to achieve this mix by (i) issuing fixed rate debt that we believe has a low stated interest rate and significant term to maturity, (ii) issuing variable rate debt with appropriate maturities and interest rates and (iii) entering into interest rate swap arrangements when we deem appropriate.  As of December 31, 2023, our debt is comprised of the following amounts:

	Variable rate debt		Fixed rate debt
	Principal	Weighted avg	Principal	Weighted avg
	amount	interest rate	Amount	interest rate

	dollar amounts in millions
Tripadvisor	N/A	N/A	$845	4.2%
TripCo debt	N/A	N/A	$383	1.0%

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

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

In accordance with Exchange Act Rules 13a-15 and 15d-15, the Company carried out an evaluation, under the supervision and with the participation of management, including its chief executive officer and its principal accounting and financial officer (the "Executives") and under the oversight of its Board of Directors, of the effectiveness of the design and operation of its disclosure controls and procedures as of December 31, 2023. Based on that evaluation, the Executives concluded that the Company's disclosure controls and procedures were effective as of December 31, 2023 to provide reasonable assurance that information required to be disclosed in its reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms.

See page II-17 for Management’s Report on Internal Control Over Financial Reporting.

There has been no change in the Company's internal control over financial reporting that occurred during the quarter ended December 31, 2023 that has materially affected, or is reasonably likely to materially affect, its internal control over financial reporting.

Item 9B. Other Information.

Insider Trading

None of the Company’s directors or officers adopted or terminated a Rule 10b5-1 trading arrangement or a non-Rule 10b5-1 trading arrangement during the Company’s fiscal quarter ended December 31, 2023.

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

The Company's management assessed the effectiveness of internal control over financial reporting as of December 31, 2023, using the criteria in Internal Control-Integrated Framework (2013), issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, management has concluded that, as of December 31, 2023, the Company’s internal control over financial reporting is effective.

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors

Liberty TripAdvisor Holdings, Inc.:

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Liberty TripAdvisor Holdings, Inc. and subsidiaries (the Company) as of December 31, 2023 and 2022, the related consolidated statements of operations, comprehensive earnings (loss), cash flows, and equity for each of the years in the three-year period ended December 31, 2023, and the related notes (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2023 and 2022, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2023, in conformity with U.S. generally accepted accounting principles.

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

Sufficiency of audit evidence over revenue

As discussed in note 2 to the consolidated financial statements, and disclosed in the consolidated statements of operations, the Company had $1,788 million in revenue, net of intersegment revenue of $134 million, for the year ended December 31, 2023, of which $1,031 million was Brand Tripadvisor related, $737 million was Viator related, and $154 million was TheFork related. Each of these categories of revenue has multiple revenue streams and the Company’s processes and information technology (IT) systems differ between each revenue stream.

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

The following are the primary procedures we performed to address this critical audit matter. We applied auditor judgment to determine the nature and extent of the procedures to be performed over revenue. For each revenue stream where procedures were performed:

●we evaluated the design and tested the operating effectiveness of certain internal controls related to the critical audit matter. This included controls related to accurate recording of amounts.
●for certain revenue streams, we assessed the recorded revenue by selecting a sample of transactions and compared the amounts recognized for consistency with underlying documentation, including evidence of contracts with customers.
●for certain revenue streams, we assessed the recorded revenue by comparing the total cash received during the year to the revenue recognized, including evaluating the relevance and reliability of the inputs to the assessment.

We involved IT professionals with specialized skills and knowledge, who assisted in:

●testing certain IT applications used by the Company in its revenue recognition processes.
●testing the transfer of relevant revenue data between certain systems used in the revenue recognition processes.

We evaluated the sufficiency of audit evidence obtained by assessing the results of the procedures performed.

Evaluation of unrecognized tax benefits related to transfer pricing

As discussed in notes 2 and 7 to the consolidated financial statements, during the year ended December 31, 2023, the Company recorded additional income tax expense and transfer pricing income tax reserves, inclusive of estimated interest, of $24 million for open tax periods based on a review of the impact of a settlement for certain transfer pricing arrangements between its U.S. subsidiaries and foreign subsidiaries for the 2009 through 2011 tax years. The Company records a liability to address uncertain tax positions taken in previously filed tax returns or that the Company expects to take in a future tax return. The determination to record a liability is based upon an analysis of each individual tax position, taking into consideration whether it is more likely than not that the tax position, based on technical merits, will be sustained upon examination.

We identified the evaluation of certain inputs to the estimate of unrecognized tax benefits related to transfer pricing as a critical audit matter. Complex auditor judgment, including specialized skills and knowledge, was required in assessing estimated unrecognized tax benefits related to transfer pricing based on interpretation of tax laws and regulations, and settlements.

The following are the primary procedures we performed to address this critical audit matter. We evaluated the design and tested the operating effectiveness of an internal control over the Company’s process for estimating unrecognized tax benefits related to transfer pricing, including a control related to certain inputs to the estimate. We involved tax professionals with specialized skills and knowledge, who assisted in analyzing certain inputs to the Company’s determination of unrecognized tax benefits related to transfer pricing based on interpretation of tax laws and regulations, and settlements.

Valuation of Tripadvisor trademark and goodwill in the Brand Tripadvisor reporting unit

As discussed in notes 2 and 4 to the consolidated financial statements, the Company performs impairment assessments of its trademark indefinite-lived intangible assets and goodwill on an annual basis or whenever events or changes in circumstances indicate that the carrying value of a trademark intangible asset more likely than not exceeds its fair value or the carrying value of a reporting unit with goodwill more likely than not exceeds its fair value. Given a sustained decline in Tripadvisor’s stock price, the Company performed a quantitative impairment assessment of the Tripadvisor trademark and goodwill in the Brand Tripadvisor reporting unit as of September 30, 2023. The fair value estimate related to the Tripadvisor trademark was determined using the relief from royalty method, and an impairment loss of $205 million was recorded by the Company. The fair value estimate of the Brand Tripadvisor reporting unit was determined using a combination of market multiples method (market approach) and discounted cash flow method (income approach), and the Company recorded a goodwill impairment loss of $820 million. The trademark intangible assets and goodwill balances as of December 31, 2023 were $522 million and $1,387 million, respectively.

We identified the evaluation of the Company’s impairment assessment for the Tripadvisor trademark and goodwill in the Brand Tripadvisor reporting unit as a critical audit matter. A high degree of subjective auditor judgment was required to evaluate the key assumptions used to estimate the fair values of the Tripadvisor trademark and the Brand Tripadvisor reporting unit, specifically the forecasted revenue growth rates and discount rates.  Minor changes in these assumptions could have had a significant impact on the determined fair values.  Additionally, the evaluation of the discount rate assumptions required specialized skills and knowledge.

The following are the primary procedures we performed to address this critical audit matter. We evaluated the design of certain internal controls related to the Company’s trademark and goodwill impairment assessment process for the Tripadvisor trademark and goodwill in the Brand Tripadvisor reporting unit, including controls over the determination of the key assumptions noted above.  We evaluated the forecasted revenue growth rates used in the Company’s fair value determinations by comparing them to historical actual results, analysts’ forecasted growth rates for the Company, and forecasted growth rates in comparable industries and of peer companies. We compared the Company’s historical forecasted revenue to actual historical results to assess the Company’s ability to accurately forecast. In addition, we involved valuation professionals with specialized skills and knowledge, who assisted in evaluating the discount rates used by management by comparing them to a range of independently developed discount rates using publicly available market data for comparable companies.

/s/ KPMG LLP

We have served as the Company’s auditor since 2014.

Denver, Colorado
February 16, 2024

LIBERTY TRIPADVISOR HOLDINGS, INC.

Consolidated Balance Sheets

December 31, 2023 and 2022

	2023	2022

	amounts in millions
Assets
Current assets:
Cash and cash equivalents	$1,090	1,053
Accounts receivable and contract assets, net of allowance for credit losses	192	205
Other current assets	42	45
Total current assets	1,324	1,303
Property and equipment, at cost (note 2)	232	261
Accumulated depreciation	(145)	(158)
	87	103
Intangible assets not subject to amortization (note 4):
Goodwill	1,387	2,200
Trademarks	522	726
	1,909	2,926
Intangible assets subject to amortization, net (note 4)	116	112
Other assets	124	194
Total assets	$3,560	4,638

(continued)

See accompanying notes to consolidated financial statements.

LIBERTY TRIPADVISOR HOLDINGS, INC.

Consolidated Balance Sheets (Continued)

December 31, 2023 and 2022

	2023	2022

	amounts in millions
Liabilities and Equity
Current liabilities:
Deferred merchant and other payables	$265	242
Deferred revenue	49	44
Accrued liabilities and other current liabilities	262	248
Total current liabilities	576	534
Long-term debt, including $287 million and $237 million measured at fair value as of December 31, 2023 and December 31, 2022, respectively (note 5)	1,180	1,125
Deferred income tax liabilities (note 7)	49	120
Financial instrument liabilities (note 3)	21	30
Series A Preferred Stock liability (note 8)	249	230
Other liabilities	253	337
Total liabilities	2,328	2,376
Equity
Series A common stock, $.01 par value. Authorized 200,000,000 shares; issued and outstanding 73,066,321 at December 31, 2023 and 72,641,163 at December 31, 2022	1	1
Series B common stock, $.01 par value. Authorized 7,500,000 shares; issued and outstanding 4,057,532 at December 31, 2023 and 3,370,368 at December 31, 2022	—	—
Series C common stock, $.01 par value. Authorized 200,000,000 shares; no shares issued	—	—
Additional paid-in capital	307	287
Accumulated other comprehensive earnings (loss), net of taxes	(2)	9
Retained earnings (deficit)	(724)	(439)
Total stockholders' equity	(418)	(142)
Noncontrolling interests in equity of subsidiaries	1,650	2,404
Total equity	1,232	2,262
Commitments and contingencies (note 12)
Total liabilities and equity	$3,560	4,638

See accompanying notes to consolidated financial statements.

LIBERTY TRIPADVISOR HOLDINGS, INC.

Consolidated Statements of Operations

Years ended December 31, 2023, 2022 and 2021

	2023	2022	2021

	amounts in millions, except
	per share amounts
Total revenue, net	$1,788	1,492	902
Operating costs and expenses:
Operating expense, including stock-based compensation (note 2)	422	338	286
Selling, general and administrative, including stock-based compensation (note 2)	1,144	969	651
Depreciation and amortization	87	97	150
Restructuring and other related reorganization costs (note 12)	22	—	—
Impairment of goodwill and intangible assets (note 4)	1,025	—	—
	2,700	1,404	1,087
Operating income (loss)	(912)	88	(185)
Other income (expense):
Interest expense	(67)	(65)	(60)
Dividend and interest income	49	16	1
Realized and unrealized gains (losses) on financial instruments, net	(32)	62	251
Other, net	(5)	(8)	(12)
	(55)	5	180
Earnings (loss) before income taxes	(967)	93	(5)
Income tax (expense) benefit (note 7)	(53)	(47)	43
Net earnings (loss)	(1,020)	46	38
Less net earnings (loss) attributable to the noncontrolling interests	(735)	16	(141)
Net earnings (loss) attributable to Liberty TripAdvisor Holdings, Inc. shareholders	$(285)	30	179

Net earnings (loss) available to common shareholders (note 2)	$(285)	30	(191)

Basic net earnings (loss) attributable to Series A and Series B Liberty TripAdvisor Holdings, Inc. shareholders per common share (note 2):	$(3.75)	0.39	(2.55)
Diluted net earnings (loss) attributable to Series A and Series B Liberty TripAdvisor Holdings, Inc. shareholders per common share (note 2):	$(3.75)	0.39	(2.55)

See accompanying notes to consolidated financial statements.

LIBERTY TRIPADVISOR HOLDINGS, INC.

Consolidated Statements of Comprehensive Earnings (Loss)

Years ended December 31, 2023, 2022 and 2021

	2023	2022	2021

	amounts in millions
Net earnings (loss)	$(1,020)	46	38
Other comprehensive earnings (loss), net of taxes:
Foreign currency translation adjustments	12	(30)	(25)
Credit risk on fair value debt instruments gains (losses)	(14)	36	7
Reclassification adjustments included in net income (loss)	—	1	2
Other comprehensive earnings (loss)	(2)	7	(16)
Comprehensive earnings (loss)	(1,022)	53	22
Less comprehensive earnings (loss) attributable to the noncontrolling interests	(726)	(7)	(159)
Comprehensive earnings (loss) attributable to Liberty TripAdvisor Holdings, Inc. shareholders	$(296)	60	181

See accompanying notes to consolidated financial statements.

LIBERTY TRIPADVISOR HOLDINGS, INC.

Consolidated Statements of Cash Flows

Years ended December 31, 2023, 2022 and 2021

	2023	2022	2021

	amounts in millions
Cash flows from operating activities:
Net earnings (loss)	$(1,020)	46	38
Adjustments to reconcile net earnings (loss) to net cash provided by operating activities:
Depreciation and amortization	87	97	150
Stock-based compensation	99	93	125
Realized and unrealized (gains) losses on financial instruments, net	32	(62)	(251)
Impairment of goodwill and intangible assets (note 4)	1,025	—	—
Deferred income tax expense (benefit)	(87)	(20)	(49)
Other charges (credits), net	31	30	28
Changes in operating assets and liabilities
Current and other assets	26	(14)	(30)
Payables and other liabilities	33	220	86
Net cash provided (used) by operating activities	226	390	97
Cash flows from investing activities:
Capital expended for property and equipment, including capitalized website development	(63)	(56)	(54)
Other investing activities, net	—	4	—
Net cash provided (used) by investing activities	(63)	(52)	(54)
Cash flows from financing activities:
Borrowings of debt	—	9	675
Repurchase of Series A Preferred Stock	—	—	(281)
Shares repurchased by subsidiary (note 9)	(100)	—	—
Payment of withholding taxes on net share settlements of equity awards	(17)	(20)	(44)
Subsidiary purchase of capped calls	—	—	(35)
Other financing activities, net	(10)	(11)	(9)
Net cash provided (used) by financing activities	(127)	(22)	306
Effect of foreign currency exchange rates on cash, cash equivalents and restricted cash	1	(23)	(12)
Net increase (decrease) in cash, cash equivalents and restricted cash	37	293	337
Cash, cash equivalents and restricted cash at beginning of period	1,053	760	423
Cash, cash equivalents and restricted cash at end of period	$1,090	1,053	760

Cash paid for interest	$41	41	44
Cash paid (received) for income taxes	$(140)	(41)	4

See accompanying notes to consolidated financial statements.

LIBERTY TRIPADVISOR HOLDINGS, INC.

Consolidated Statements of Equity

Years ended December 31, 2023, 2022 and 2021

	Stockholders’ equity
						Accumulated		Noncontrolling
					Additional	other		interest in
	Preferred				paid-in	comprehensive	Retained	equity of	Total
	stock	Series A	Series B	Series C	capital	earnings (loss)	earnings (deficit)	subsidiaries	equity

	amounts in millions
Balance at December 31, 2020	$—	1	—	—	257	(23)	(278)	2,350	2,307
Net earnings (loss)	—	—	—	—	—	—	179	(141)	38
Other comprehensive earnings (loss)	—	—	—	—	—	2	—	(18)	(16)
Stock-based compensation	—	—	—	—	33	—	—	105	138
Withholding taxes on net share settlements of stock-based compensation	—	—	—	—	(44)	—	—	—	(44)
Shares issued by subsidiary	—	—	—	—	(10)	—	—	18	8
Series A Preferred Stock adjustment (note 9)	—	—	—	—	—	—	(370)	—	(370)
Subsidiary purchase of capped calls, net of tax (note 5)	—	—	—	—	(6)	—	—	(20)	(26)
Series A Preferred Stock repurchased with subsidiary shares (note 8)	—	—	—	—	58	—	—	34	92
Balance at December 31, 2021	—	1	—	—	288	(21)	(469)	2,328	2,127
Net earnings (loss)	—	—	—	—	—	—	30	16	46
Other comprehensive earnings (loss)	—	—	—	—	—	30	—	(23)	7
Stock-based compensation	—	—	—	—	24	—	—	78	102
Withholding taxes on net share settlements of stock-based compensation	—	—	—	—	(20)	—	—	—	(20)
Shares issued by subsidiary	—	—	—	—	(5)	—	—	5	—
Balance at December 31, 2022	—	1	—	—	287	9	(439)	2,404	2,262
Net earnings (loss)	—	—	—	—	—	—	(285)	(735)	(1,020)
Other comprehensive earnings (loss)	—	—	—	—	—	(11)	—	9	(2)
Stock-based compensation	—	—	—	—	25	—	—	84	109
Withholding taxes on net share settlements of stock-based compensation	—	—	—	—	(17)	—	—	—	(17)
Shares issued by subsidiary	—	—	—	—	(6)	—	—	6	—
Share repurchased by subsidiary	—	—	—	—	18	—	—	(118)	(100)
Balance at December 31, 2023	$—	1	—	—	307	(2)	(724)	1,650	1,232

See accompanying notes to consolidated financial statements.

LIBERTY TRIPADVISOR HOLDINGS, INC.

Notes to Consolidated Financial Statements

December 31, 2023, 2022 and 2021

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

Description of Business

Tripadvisor operates as a family of brands with a purpose of connecting people to experiences worth sharing. Tripadvisor’s vision is to be the world’s most trusted source for travel and experiences. Tripadvisor operates across three reportable segments: Brand Tripadvisor (formerly Tripadvisor Core), Viator, and TheFork. Tripadvisor leverages its brands, technology platforms and capabilities to connect its large, global audience with partners by offering rich content, travel guidance products and services, and two-sided marketplaces for experiences, accommodations, restaurants, and other travel categories.

The Tripadvisor brand offers travelers and experience seekers an online global platform for travelers to discover, generate, and share authentic user-generated content in the form of ratings and reviews for destinations, points-of-interest, experiences, accommodations, restaurants, and cruises in over 40 countries and in more than 20 languages across the world. Tripadvisor offers more than 1 billion user-generated ratings and reviews on over 8 million experiences, accommodations, restaurants, airlines, and cruises. Viator’s online marketplace is comprehensive, connecting travelers to bookable tours, activities and attractions— consisting of over 350,000 experiences from more than 55,000 operators. TheFork provides an online marketplace that enables diners to discover and book online reservations at approximately 55,000 restaurants in 11 countries, across the U.K., and western and central Europe.

Risks and Uncertainties

Tripadvisor and the Company were negatively impacted by the risks and uncertainties related to the COVID-19 pandemic and Tripadvisor’s business would be adversely and materially affected upon a resurgence of COVID-19 or the emergence of any new pandemic or other health crisis that results in reinstated travel bans and/or other government restrictions and mandates. Following the lifting of restrictions in connection with the COVID-19 pandemic, travel demand increased. In addition, the U.S. and other countries saw significant increased inflation and decreases in discretionary spending patterns by consumers. If macroeconomic conditions deteriorate, consumer demand and spending may decline. Tripadvisor may not be able to pass on increased costs to its customers and its inability or failure to navigate the macroeconomic environment could harm its business, results of operations and financial condition.

Additionally, natural disasters, public health-related events, political instability, geopolitical conflicts, including the evolving events in the Middle East, acts of terrorism, fluctuations in currency values, and changes in global economic

LIBERTY TRIPADVISOR HOLDINGS, INC.

Notes to Consolidated Financial Statements (Continued)

December 31, 2023, 2022 and 2021

conditions, are examples of other events that could have a negative impact on the travel industry, and as a result, Tripadvisor’s financial results in the future.

Seasonality

Consumer travel expenditures have historically followed a seasonal pattern. Correspondingly, travel partner advertising investments, and therefore Tripadvisor’s revenue and operating profits, have also historically followed a seasonal pattern. Tripadvisor’s financial performance tends to be seasonally highest in the second and third quarters of a given year, which includes the seasonal peak in consumer demand, including traveler accommodation stays, and travel experiences taken, compared to the first and fourth quarters, which represent seasonal low points. In addition, during the first half of the year, experience bookings typically exceed the amount of completed experiences, resulting in higher cash flow related to working capital, while during the second half of the year, particularly in the third quarter, this pattern reverses and cash flows from these transactions are typically negative. Other factors may also impact typical seasonal fluctuations, such as significant shifts in Tripadvisor’s business mix, adverse economic conditions, public health-related events, as well as other factors.

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

Pursuant to the services agreement, in connection with Liberty Media’s employment arrangement with Gregory B. Maffei, TripCo’s Chairman, President and Chief Executive Officer, components of Mr. Maffei’s compensation will either be paid directly to him or reimbursed to Liberty Media, based on allocations set forth in the services agreement. For each of the years ended December 31, 2023, 2022 and 2021, the allocation percentage for TripCo was 5%, but is subject to adjustment on an annual basis and upon the occurrence of certain events.

Under the facilities sharing agreement, TripCo shares office space with Liberty Media and related amenities at Liberty Media’s corporate headquarters in Englewood, Colorado.

The tax sharing agreement provides for the allocation and indemnification of tax liabilities and benefits between Qurate Retail and TripCo and other agreements related to tax matters.

Under these agreements, approximately $3 million, $3 million and $4 million was reimbursable to Liberty Media for the years ended December 31, 2023, 2022, and 2021, respectively.

LIBERTY TRIPADVISOR HOLDINGS, INC.

Notes to Consolidated Financial Statements (Continued)

December 31, 2023, 2022 and 2021

(2) Summary of Significant Accounting Policies

Cash and Cash Equivalents

Cash equivalents consist of highly liquid investments, generally including money market funds, term deposits and marketable securities, with maturities of three months or less at the time of acquisition.

Accounts Receivable and Allowance for Expected Credit Losses

Accounts receivable are recognized when the right to consideration becomes unconditional and are recorded net of an allowance for expected credit losses. Tripadvisor records accounts receivable at the invoiced amount, and its customer invoices are generally due 30 days from the time of invoicing. Tripadvisor uses the “expected credit loss” methodology, allowed under GAAP, in estimating its allowance for credit losses.

Tripadvisor applies the “expected credit loss” methodology by first assessing its historical losses based on credit sales and then adding in an assessment of expected changes in the foreseeable future, whether positive or negative, to Tripadvisor’s ability to collect its outstanding accounts receivables, or the expectation for future losses. Tripadvisor develops its expectation for future losses by assessing the profiles of its customers using their historical payment patterns, any known changes to those customers’ ability to fulfill their payment obligations, and assessing broader economic conditions that may impact its customers’ ability to pay their obligations.  Where appropriate, Tripadvisor performs this analysis using a portfolio approach. Portfolios comprise customers with similar characteristics and payment history, and Tripadvisor has concluded that the aggregation of these customers into various portfolios does not produce a result that is materially different from considering the affected customers individually. Customers are assigned internal credit ratings, as determined by Tripadvisor, based on its collection profiles. Customers whose outstanding obligations are less likely to experience a credit loss are assigned a higher internal credit rating, and those customers whose outstanding obligations are more likely to experience a credit loss are assigned a lower credit rating.  Tripadvisor recognizes a greater credit loss allowance on the accounts receivable due from those customers in the lower credit rating tranche, as determined by Tripadvisor. When Tripadvisor becomes aware of facts and circumstances affecting an individual customer, it also takes that specific customer information into account as part of its calculation of expected credit losses.

Tripadvisor's exposure to credit losses may increase if its customers are adversely affected by changes in macroeconomic pressures or uncertainty associated with local or global economic recessions, or other customer-specific factors.

The following table presents the changes in the allowance for credit losses for the periods presented:

	Years ended December 31,
	2023	2022	2021

	amounts in millions

Balance, beginning of period	$28	28	33
Provision charged to expense	6	6	3
Write-offs, net of recoveries and other adjustments	(13)	(6)	(8)
Balance, end of period	$21	28	28

LIBERTY TRIPADVISOR HOLDINGS, INC.

Notes to Consolidated Financial Statements (Continued)

December 31, 2023, 2022 and 2021

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

The fair value of certain of the Company’s derivative instruments are estimated using the Black-Scholes-Merton model. The Black-Scholes-Merton model incorporates a number of variables in determining such fair values, including expected volatility of the underlying security and an appropriate discount rate. The Company obtains volatility rates from pricing services based on the expected volatility of the underlying security over the remaining term of the derivative instrument. A discount rate is obtained at the inception of the derivative instrument and updated each reporting period, based on the Company’s estimate of the discount rate at which it could currently settle the derivative instrument. The Company considers its own credit risk as well as the credit risk of its counterparties in estimating the discount rate. Management judgment is required in estimating the Black-Scholes-Merton model variables.

Property and Equipment

Property and equipment, at cost consists of the following:

	December 31,
	2023	2022

	amounts in millions
Finance lease right-of-use asset	$114	114
Leasehold improvements	37	46
Computer equipment and purchased software	64	82
Furniture, office equipment and other	17	19
Total property and equipment, at cost	$232	261

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

December 31, 2023, 2022 and 2021

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

LIBERTY TRIPADVISOR HOLDINGS, INC.

Notes to Consolidated Financial Statements (Continued)

December 31, 2023, 2022 and 2021

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

Accordingly, we have recorded foreign currency exchange losses of $5 million, $9 million and $6 million for the years ended December 31, 2023, 2022, and 2021, respectively, in other, net on our consolidated statements of operations.

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

December 31, 2023, 2022 and 2021

following steps:

(1)	Identification of the contract, or contracts, with a customer
(2)	Identification of the performance obligations in the contract
(3)	Determination of the transaction price
(4)	Allocation of the transaction price to the performance obligations in the contract
(5)	Recognition of revenue when, or as, Tripadvisor satisfies a performance obligation

At contract inception, Tripadvisor assesses the services promised in its contracts with customers and identifies a performance obligation for each promise to transfer to the customer a service (or bundle of services) that is distinct. To identify the performance obligations, Tripadvisor considers all of the services promised in the contract regardless of whether they are explicitly stated or are implied by customary business practices. There was no significant revenue recognized in the years ended December 31, 2023, 2022 and 2021 related to performance obligations satisfied in prior periods. Tripadvisor has applied a practical expedient and does not disclose the value of unsatisfied performance obligations that have an original expected duration of less than one year. Tripadvisor expects to complete its performance obligations within one year from the initial transaction date. The value related to Tripadvisor’s remaining or partially satisfied performance obligations relates to subscription services that are satisfied over time or services that are recognized at a point in time, but not yet achieved.  The timing of services, invoicing and payments do not include a significant financing component. Tripadvisor’s customer invoices are generally due 30 days from the time of invoicing.

Tripadvisor recognizes an asset for the incremental costs of obtaining a contract with a customer if it expects the benefit of those costs to be longer than one year. Although the substantial majority of its contract costs have an amortization period of less than one year, Tripadvisor has determined contract costs arising from certain sales incentives have an amortization period in excess of one year given the high likelihood of contract renewal. Sales incentives are not paid upon renewal of these contracts and therefore are not commensurate with the initial sales incentive costs. As of December 31, 2023 and 2022, there were $3 million and $4 million, respectively, of unamortized contract costs in other long-term assets on the consolidated balance sheet. Tripadvisor amortizes these contract costs on a straight-line basis over the estimated customer life, which is based on historical customer retention rates. Amortization expense recorded to selling and marketing expense on the consolidated statements of operations during each of the years ended December 31, 2023, 2022 and 2021, was $1 million. Tripadvisor assesses such asset for impairment when events or circumstances indicate that the carrying amount may not be recoverable. No impairments were recognized during the years ended December 31, 2023, 2022 and 2021.

The recognition of revenue may require the application of judgment related to the determination of the performance obligations and the timing of when the performance obligations are satisfied. The determination of Tripadvisor’s performance obligations does not require significant judgment given that it generally does not provide multiple services to a customer in a transaction, and the point in which control is transferred to the customer is readily determinable. In instances where Tripadvisor recognizes revenue over time, it generally has either a subscription service that is recognized over time on a straight-line basis using the time-elapsed output method, or based on other output measures that provide a faithful depiction of the transfer of its services. When an estimate for cancellations is included in the transaction price, Tripadvisor bases its estimate on historical cancellation rates and current trends. Taxes assessed by a government authority that are both imposed on and concurrent with a specific revenue–producing transaction, that are collected by Tripadvisor from a customer, are reported on a net basis, or in other words excluded from revenue on the consolidated financial statements.

LIBERTY TRIPADVISOR HOLDINGS, INC.

Notes to Consolidated Financial Statements (Continued)

December 31, 2023, 2022 and 2021

Brand Tripadvisor Segment (formerly Tripadvisor Core Segment)

Tripadvisor-branded Hotels Revenue. The largest source of Brand Tripadvisor segment revenue is generated from click-based advertising on Tripadvisor-branded websites, which Tripadvisor refers to as its hotel meta (also referred to as hotel auction) revenue, which is primarily comprised of contextually-relevant booking links to Tripadvisor’s travel partners’ websites. Click-based advertising is generally priced on a cost-per-click (“CPC”) basis, with payments from travel partners determined by the number of travelers who click on a link multiplied by the CPC rate for each specific click as determined in a dynamic, competitive auction process.

Tripadvisor also generates revenue from its cost-per-acquisition (“CPA”) model, which consists of contextually-relevant booking links to its travel partner’s websites which are advertised on its platform. Tripadvisor earns a commission from its travel partners, based on a pre-determined contractual commission rate, for each traveler who clicks to and books a hotel reservation on the travel partner’s website, which results in a traveler stay. CPA revenue is billable only upon the completion of each traveler’s stay resulting from a hotel reservation. The travel partners provide the service to the travelers and Tripadvisor acts as an agent under GAAP. Tripadvisor’s performance obligation is complete at the time of the hotel reservation booking, and the commission earned is recognized upon booking, as Tripadvisor has no post-booking service obligations. Tripadvisor recognizes this revenue net of an estimate of the impact of cancellations, using historical cancellation rates and current trends. Contract assets are recognized at the time of booking for commissions that are billable upon the completion of a traveler’s stay. CPA revenue is generally billed to Tripadvisor’s travel partners two months after traveler stays are completed.

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

To a lesser extent, Tripadvisor also offers travel partners the opportunity to advertise and promote their business through hotel sponsored placements on its platform. This service is generally priced on a CPC basis, with payments from travel partners determined by the number of travelers who click on the sponsored link multiplied by the CPC rate for each specific click. CPC rates for hotel sponsored placements that Tripadvisor’s travel partners pay are generally based on bids submitted as part of an auction by its travel partners or a pre-determined contractual CPC rate. The travel partner agrees to pay Tripadvisor the CPC rate amount each time a traveler clicks on a link to the travel partner’s website. Tripadvisor records this click-based advertising revenue as the click occurs and traveler leads are sent to the travel partner as its performance obligation is fulfilled at that time. Hotel sponsored placements revenue is generally billed to Tripadvisor’s travel partners monthly, consistent with the timing of the service.

Media and Advertising Revenue. Tripadvisor offers travel partners the ability to promote their brands through display-based advertising (“media advertising”) placements across Tripadvisor’s platform. Tripadvisor display-based advertising clients are predominantly direct suppliers of hotels, airlines and cruises, as well as destination marketing organizations. Tripadvisor also sells display-based advertising to online travel agencies and other travel related businesses, as well as to advertisers from non-travel categories. Display-based advertising is sold predominantly on a cost per thousand impressions basis.  The performance obligation in Tripadvisor’s display-based advertising arrangements is to display a number of advertising impressions on its platform and recognize revenue for impressions as they are delivered. Services are generally billed monthly.

Tripadvisor-Experiences and Dining Revenue. Tripadvisor generates revenue from its experiences and restaurant offerings on Tripadvisor-branded websites and mobile apps.  Tripadvisor receives intercompany (intersegment)

LIBERTY TRIPADVISOR HOLDINGS, INC.

Notes to Consolidated Financial Statements (Continued)

December 31, 2023, 2022 and 2021

revenue consisting of affiliate marketing commissions earned primarily from experience bookings and, to a lesser extent, restaurant reservations bookings, on Tripadvisor-branded websites and mobile apps, fulfilled by Viator and TheFork, respectively, which are eliminated on a consolidated basis. The performance obligations, timing of customer payments for Tripadvisor’s experiences and dining transactions, and methods of revenue recognition are consistent with the Viator and TheFork segments, as described below. In addition, Tripadvisor offers restaurant partners the opportunity to advertise and promote their business through restaurant media advertising placements on its platform. This service is generally priced on a CPC basis similar to the Tripadvisor-branded hotels revenue stream discussed above.

Other. Tripadvisor’s alternative accommodation rentals offering provides information and services that allow travelers to research and book vacation and short-term rental properties. The alternative accommodation rentals offering primarily generates revenue by offering individual property owners and managers the ability to list their properties on Tripadvisor’s platform, thereby connecting with travelers through a free-to-list, commission-based option. Tripadvisor earns commissions associated with rental transactions through its free-to-list model from both the traveler and the property owner or manager. Tripadvisor provides post-booking services to the travelers, property owners and managers until the time the rental commences, which is the time the performance obligation is completed.

In addition, Other also includes revenue generated from cruises, flights, and rental car offerings on Tripadvisor-branded websites and mobile apps and Tripadvisor’s portfolio of brands, which primarily includes click-based advertising and display-based advertising revenue.

Viator Segment

Tripadvisor provides an online marketplace that allows travelers to research and book tours, activities and attractions in popular travel destinations across the globe through its Viator branded platform, which includes website, mobile web, and mobile app. Tripadvisor generates commissions for each booking transaction it facilitates through its online reservation system in exchange for certain activities, including the use of Tripadvisor’s booking platform, post-booking 24/7 customer support  until the time of the experience and payment processing activities as the merchant of record, which is the completion of the performance obligation. Tripadvisor collects payment from the customer prior to the experience occurring, which includes both its commission and the amount due to the operator. Tripadvisor records its commissions as deferred revenue on its consolidated balance sheet when payment is received, including amounts which are refundable subject to cancellation, until the experience occurs and revenue is recognized.

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

LIBERTY TRIPADVISOR HOLDINGS, INC.

Notes to Consolidated Financial Statements (Continued)

December 31, 2023, 2022 and 2021

Disaggregation of Revenue

Tripadvisor disaggregates revenue from contracts with customers into major products and revenue sources. Tripadvisor has determined that disaggregating revenue into these categories achieves the disclosure objective under GAAP to depict how the nature, amount, timing and uncertainty of revenue and cash flows are affected by economic factors. Revenue is recognized primarily at a point in time for all reported segments.

	Years ended December 31,
	2023	2022	2021

	amounts in millions

Brand Tripadvisor
Tripadvisor-branded hotels	$659	650	451
Media and advertising	145	130	98
Tripadvisor experiences and dining	176	134	70
Other	51	52	46
Total Brand Tripadvisor	1,031	966	665

Viator	737	493	184
TheFork	154	126	85
Intersegment eliminations	(134)	(93)	(32)
Total Revenue	$1,788	1,492	902

The following table provides information about the opening and closing balances of accounts receivable and contract assets from contracts with customers:

	December 31,
	2023	2022

	amounts in millions

Accounts receivable	$177	173
Contract assets	15	32
Total	$192	205

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

Contract liabilities generally include payments received in advance of performance under the contract, and are realized as revenue as the performance obligation to the customer is satisfied, which Tripadvisor presents as deferred revenue on its consolidated balance sheet. As of January 1, 2023 and 2022, Tripadvisor had $44 million and $36 million, respectively, recorded as deferred revenue on its consolidated balance sheet, of which $41 million and $34 million, respectively, was recognized into revenue and $3 million and $2 million, respectively, was refunded due to cancellations by travelers during the years ended December 31, 2023 and 2022.

LIBERTY TRIPADVISOR HOLDINGS, INC.

Notes to Consolidated Financial Statements (Continued)

December 31, 2023, 2022 and 2021

There were no significant changes in deferred revenue during the years ended December 31, 2023 and 2022, related to business combinations, impairments, cumulative catch-ups or other material adjustments.

Operating Expense

Operating expenses consist primarily of certain technology and content expenses, including personnel and overhead expenses which include salaries, benefits and bonuses for salaried employees and contractors engaged in the design, development, testing content support and maintenance of Tripadvisor’s platform. Operating expense also includes, to a lesser extent, costs of services which are expenses that are closely correlated or directly related to service revenue generated, including credit card and other booking transaction payment fees, data center costs, ad serving fees, and other revenue generating costs. Other costs include licensing, maintenance, computer supplies, telecom, content translation and localization and consulting costs.

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

Selling and Marketing

Selling and marketing expenses primarily consist of direct costs, including traffic generation costs from paid online traffic acquisition costs (including search engine marketing (“SEM”), and other online traffic acquisition costs), syndication costs and affiliate marketing commissions, social media costs, brand advertising (including television and other offline advertising), promotions and public relations. In addition, our indirect sales and marketing expense consists of personnel and overhead expenses, including salaries, commissions, benefits, and bonuses for sales, sales support, customer support and marketing employees.

Tripadvisor incurs advertising expense consisting of online advertising expense, including SEM and other online channels, and offline advertising costs, including television costs and other offline channels, to promote its brands. Costs associated with communicating the advertisements are expensed in the period in which the advertisement takes place. Production costs associated with advertisements are expensed in the period in which the advertisement first takes place. Advertising expense was $706 million, $572 million and $282 million for the years ended December 31, 2023, 2022 and 2021, respectively.

Stock-Based Compensation

As more fully described in note 10, TripCo grants to its directors, employees and employees of its subsidiaries restricted stock (“RSUs”) and options (collectively, “Awards”) to purchase shares of TripCo common stock. TripCo measures the cost of employee services received in exchange for an equity classified Award (such as stock options and restricted stock) based on the grant-date fair value of the Award, and recognizes that cost over the period during which the employee is required to provide service (usually the vesting period of the Award). TripCo measures the cost of employee services received in exchange for a liability classified Award based on the current fair value of the Award, and remeasures the fair value of the Award at each reporting date. Certain outstanding awards that were previously granted by Qurate Retail were assumed by TripCo upon the completion of the TripCo Spin-Off. Additionally, Tripadvisor is a consolidated company and has issued stock-based compensation to its employees related to its common stock. The consolidated statements of operations include stock-based compensation related to TripCo Awards and Tripadvisor equity awards.

LIBERTY TRIPADVISOR HOLDINGS, INC.

Notes to Consolidated Financial Statements (Continued)

December 31, 2023, 2022 and 2021

Included in the accompanying consolidated statements of operations are the following amounts of stock-based compensation for the years ended December 31, 2023, 2022 and 2021:

	December 31,
	2023	2022	2021

	amounts in millions
Operating expense	$41	37	47
Selling, general and administrative	58	56	78
	$99	93	125

During the years ended December 31, 2023, 2022 and 2021, Tripadvisor capitalized $10 million, $10 million and $13 million, respectively, of stock-based compensation expense as website development costs.

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

Deferred Merchant Payables

In Tripadvisor’s experiences offerings and free-to-list alternative accommodation rental offerings, Tripadvisor receives payment from travelers at the time of booking or prior to the experience or property rental date and records these amounts, net of Tripadvisor’s commissions, on its consolidated balance sheet as deferred merchant payables. Tripadvisor pays experience operators and rental property owners, after the travelers’ use. Therefore, it receives payment from the traveler prior to paying the experience operator or rental property owner and this operating cycle represents a working capital source or use of cash to Tripadvisor. Tripadvisor’s deferred merchant payables balance was $237 million and $203 million for the years ended December 31, 2023 and 2022, respectively.

LIBERTY TRIPADVISOR HOLDINGS, INC.

Notes to Consolidated Financial Statements (Continued)

December 31, 2023, 2022 and 2021

Certain Risks and Concentrations

Tripadvisor’s business is subject to certain risks and concentrations, including a concentration related to dependence on relationships with its customers. For the years ended December 31, 2023, 2022 and 2021, Tripadvisor’s two most significant travel partners, Expedia Group Inc., and its subsidiaries (“Expedia”) and Booking Holdings Inc., and its subsidiaries, each of which accounted for 10% or more of Tripadvisor’s consolidated revenue and combined accounted for approximately 25%, 31% and 34%, respectively, of its total revenue. Additionally, Tripadvisor’s business is dependent on relationships with third-party service providers it relies on to fulfill service obligations to Tripadvisor’s customers where Tripadvisor is the merchant of record, such as Tripadvisor’s experience operators. However, no one operator’s inventory resulted in more than 10% of Tripadvisor’s revenue on a consolidated basis in any period presented. As of December 31, 2023 and 2022, Expedia accounted for approximately 10% and 19%, respectively, of Tripadvisor’s consolidated accounts receivable, net.

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

Earnings (Loss) per Common Share (EPS)

Basic earnings (loss) per common share (“EPS”) is computed by dividing net earnings (loss) available to common shareholders by the weighted average number of common shares outstanding for the period. Diluted EPS presents the dilutive effect on a per share basis of potential common shares as if they had been converted at the beginning of the periods presented. Excluded from EPS for the years ended December 31, 2023, 2022 and 2021 are 2 million, 3 million and 3 million potential common shares, respectively, because their inclusion would be antidilutive. Also excluded from EPS for the year ended December 31, 2021, because their inclusion would be antidilutive, were 3 million shares, that were contingently issuable at the Company’s election pursuant to an exercise of the Put Option (defined and described in note 8), as calculated in accordance with the terms of the Certificate of Designations for the Series A Preferred Stock. On March 29, 2021, pursuant to the Repurchase Agreement (described and defined in note 8), the Put Option no longer exists. The contingently issuable shares pursuant to the Put Option were calculated for the period that the Put Option was outstanding.

LIBERTY TRIPADVISOR HOLDINGS, INC.

Notes to Consolidated Financial Statements (Continued)

December 31, 2023, 2022 and 2021

	Years ended December 31,
	2023	2022	2021

	in millions
Numerator
Net earnings (loss) attributable to Liberty TripAdvisor Holdings, Inc. shareholders	$(285)	30	179
Less: Series A Preferred Stock carrying value adjustment and transaction costs	—	—	370
Net earnings (loss) available to common shareholders	$(285)	30	(191)
Denominator
Basic EPS	76	76	75
Potentially dilutive shares (a)	2	1	2
Diluted EPS	78	77	77
(a)	Potentially dilutive shares are excluded from the computation of diluted EPS during periods in which losses are reported since the result would be antidilutive.

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

New Accounting Pronouncements Not Yet Adopted

In November 2023, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2023-07, Improvements to Reportable Segment Disclosures, which is intended to improve reportable segment disclosure requirements, primarily through additional disclosures about significant segment expenses. The standard is effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024, with early adoption permitted. The amendments should be applied retrospectively to all prior periods presented in the financial statements. The Company is in the process of evaluating the disclosure requirements related to the new standard.

In December 2023, the FASB issued ASU 2023-09, Improvements to Income Tax Disclosures, which requires more detailed income tax disclosures. The guidance requires entities to disclose disaggregated information about their effective tax rate reconciliation as well as expanded information on income taxes paid by jurisdiction. The disclosure requirements will be applied on a prospective basis, with the option to apply them retrospectively. The effective date for the standard is for fiscal years beginning after December 15, 2024, with early adoption permitted. The Company is in the process of evaluating the impact of the new standard on the related disclosures.

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

LIBERTY TRIPADVISOR HOLDINGS, INC.

Notes to Consolidated Financial Statements (Continued)

December 31, 2023, 2022 and 2021

either directly or indirectly. Level 3 inputs are unobservable inputs for the asset or liability. The Company does not have any material recurring assets or liabilities measured at fair value that would be considered Level 3.

The Company’s assets and liabilities measured at fair value are as follows:

	December 31, 2023			December 31, 2022
		Quoted prices	Significant		Quoted prices	Significant
		in active	other		in active	other
		markets for	observable		markets for	observable
		identical assets	inputs		identical assets	inputs
Description	Total	(Level 1)	(Level 2)	Total	(Level 1)	(Level 2)

	amounts in millions
Cash equivalents	$404	404	—	232	32	200
Variable Prepaid Forward	$6	—	6	12	—	12
TripCo Exchangeable Senior Debentures due 2051	$287	—	287	237	—	237
Financial instrument liabilities	$21	—	21	30	—	30

As of December 31, 2022, Tripadvisor had $200 million of term deposits with maturities of 90 days or less in major global financial institutions. There were no term deposits with maturities of 90 days or less in major global financial institutions as of December 31, 2023. Tripadvisor generally classifies cash equivalents and marketable securities, if any, within Level 1 and Level 2 as it values these financial instruments using quoted market prices (Level 1) or alternative pricing sources (Level 2). Fair values for Level 2 investments are considered Level 2 valuations because they are obtained from independent pricing sources for identical or comparable instruments, rather than direct observations of quoted prices in active markets.

The fair value of TripCo’s 0.50% Exchangeable Senior Debentures due 2051 (the “Debentures”) is based on quoted market prices but the Debentures are not considered to be traded on “active markets.”  Accordingly, they are reported in the foregoing table as Level 2 fair value.

In March 2020, a wholly owned subsidiary of the Company (“TripSPV”), entered into a variable prepaid forward contract (“VPF”) with a financial institution with respect to 2.4 million shares of Tripadvisor (“TRIP”) common stock held by the Company. Pursuant to an amendment to the VPF on August 10, 2022, the VPF has a forward floor price of $23.64 per share and a forward cap price of $29.24 per share. TripSPV received proceeds of approximately $9 million on August 11, 2022 (see note 6) in connection with the amendment. The VPF is included in other assets in the consolidated balance sheet.

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

LIBERTY TRIPADVISOR HOLDINGS, INC.

Notes to Consolidated Financial Statements (Continued)

December 31, 2023, 2022 and 2021

Other Financial Instruments

Other financial instruments not measured at fair value on a recurring basis include trade receivables, trade payables, accrued and other current liabilities and long-term debt (excluding the Debentures). With the exception of debt, the carrying amount approximates fair value due to the short maturity of these instruments as reported on our consolidated balance sheets. See note 5 for a description of the fair value of the Company’s fixed rate debt. See note 8 for a description of the fair value of the debt host component of the Company’s Preferred Stock Derivative.

Realized and Unrealized Gains (Losses) on Financial Instruments

Realized and unrealized gains (losses) on financial instruments are comprised of changes in the fair value of the following:

	Years ended December 31,
	2023	2022	2021

	amounts in millions
TripCo Exchangeable Senior Debentures due 2051	$(36)	(5)	50
Variable Prepaid Forward	(5)	18	4
Financial instruments liabilities	9	45	195
Tripadvisor foreign currency forward contracts	—	4	2
	$(32)	62	251

The Company has elected to account for the Debentures using the fair value option. Changes in the fair value of the Debentures and financial instruments recognized in the consolidated statement of operations are primarily due to market factors primarily driven by changes in the fair value of the underlying shares of the financial instruments. During the year ended December 31, 2021, the fair value adjustment recognized in the consolidated statement of operations included approximately $5 million of debt issuance costs related to the Debentures. The Company isolates the portion of the unrealized gain (loss) attributable to the change in the instrument specific credit risk and recognizes such amount in other comprehensive earnings (loss). The change in the fair value of the Debentures attributable to changes in the instrument specific credit risk was a loss of $14 million, a gain of $36 million and a gain of $7 million for the years ended December 31, 2023, 2022, and 2021, respectively.  The cumulative change was a gain of $29 million as of December 31, 2023.

LIBERTY TRIPADVISOR HOLDINGS, INC.

Notes to Consolidated Financial Statements (Continued)

December 31, 2023, 2022 and 2021

(4) Goodwill and Other Intangible Assets

Goodwill and Indefinite Lived Intangible Assets

Changes in the carrying amount of goodwill are as follows:

	Hotels, Media & Platform	Experiences & Dining	Corporate and other	Brand Tripadvisor	Viator	TheFork	Total

	amounts in millions
Balance at December 31, 2021	$1,650	344	226	—	—	—	2,220
Foreign currency translation adjustments	—	(18)	(4)	—	(1)	3	(20)
Allocation to new segment (1)	(1,650)	(326)	(222)	1,977	120	101	—
Balance at December 31, 2022	$—	—	—	1,977	119	104	2,200
Foreign currency translation adjustments	—	—	—	2	1	4	7
Impairments (2)	—	—	—	(820)	—	—	(820)
Balance at December 31, 2023	$—	—	—	1,159	120	108	1,387
(1)	As a result of the change in reportable segments in Q2 2022, goodwill was reallocated to the new reporting units.
(2)	See discussion regarding impairment of goodwill below.

As presented in the accompanying consolidated balance sheets, trademarks are the other significant indefinite lived intangible asset. See the disclosure below for information related to the 2023 impairment of the Company’s trademarks. Other fluctuations in the trademark balance from the prior year were due to the change in foreign exchange rates.

Intangible Assets Subject to Amortization

Intangible assets subject to amortization are comprised of the following:

	December 31, 2023				December 31, 2022
	Weighted
	Average	Gross		Net	Gross		Net
	Remaining	carrying	Accumulated	carrying	carrying	Accumulated	carrying
	Useful Life	amount	amortization	amount	amount	amortization	amount

	in years	amounts in millions
Customer relationships	4	$1,038	(1,030)	8	1,036	(1,027)	9
Other	3	701	(593)	108	636	(533)	103
Total		$1,739	(1,623)	116	1,672	(1,560)	112

Amortization expense was $63 million, $74 million and $122 million for the years ended December 31, 2023, 2022 and 2021, respectively.

LIBERTY TRIPADVISOR HOLDINGS, INC.

Notes to Consolidated Financial Statements (Continued)

December 31, 2023, 2022 and 2021

Intangible assets are generally amortized on a straight-line basis. The estimated future amortization expense for the next five years related to intangible assets with definite lives as of December 31, 2023 is as follows (amounts in millions):

2024	$27
2025	$24
2026	$22
2027	$22
2028	$21

Impairments

Following the change in reportable segments during the second quarter of 2022, the reporting units are as follows: (1) Brand Tripadvisor, (2) Viator, and (3) TheFork, for the purpose of goodwill impairment testing. As a result of this reporting unit change, we performed a qualitative goodwill impairment assessment of our legacy and current reporting units during the second quarter of 2022 and determined that it was more likely than not that the respective fair values of the legacy and current reporting units were greater than their respective carrying values.

Given a sustained decline in Tripadvisor’s stock price leading up to September 30, 2023, TripCo performed a quantitative analysis of the Brand Tripadvisor reporting unit and Tripadvisor trademark as of September 30, 2023. Based on near-term business trends and their impact on long term assumptions, combined with macro-economic factors such as rising interest rates, we concluded that the estimated fair values of the Brand Tripadvisor reporting unit and the Tripadvisor trademark were less than their respective carrying values. As a result, TripCo recognized a goodwill impairment of $820 million and a trademark impairment of $205 million during the year ended December 31, 2023, related to the Brand Tripadvisor reporting unit. The fair value of the reporting unit was determined using a combination of market multiples (market approach) and discounted cash flow (income approach) calculations (Level 3). The fair value of the trademarks was determined using the relief from royalty method (Level 3).

Based on the quantitative assessment performed during the third quarter of 2023 and the resulting impairment losses recorded, the estimated fair values of the trademark and Brand Tripadvisor reporting unit approximate their respective carrying values as of December 31, 2023.

As of December 31, 2023, accumulated goodwill impairment losses for Tripadvisor totaled $2,391 million.

LIBERTY TRIPADVISOR HOLDINGS, INC.

Notes to Consolidated Financial Statements (Continued)

December 31, 2023, 2022 and 2021

(5) Debt

Outstanding debt at December 31, 2023 and 2022 is summarized as follows:

	December 31,
	2023	2022

	amounts in millions
TripCo Exchangeable Senior Debentures due 2051	$287	237
TripCo variable prepaid forward	53	51
Tripadvisor Credit Facility	—	—
Tripadvisor Senior Notes due 2025	500	500
Tripadvisor Convertible Senior Notes due 2026	345	345
Deferred financing costs	(5)	(8)
Total consolidated TripCo debt	$1,180	1,125
Less debt classified as current	—	—
Total long-term debt	$1,180	1,125

TripCo Exchangeable Senior Debentures due 2051

On March 25, 2021, TripCo issued $300 million aggregate original principal amount of its Debentures.  Pursuant to the terms of the offering, on March 31, 2021, the initial purchasers notified the Company of their intention to exercise the option to purchase $30 million aggregate original principal amount of additional Debentures. The additional Debentures were issued on April 5, 2021. Upon an exchange of Debentures, TripCo, at its option, may deliver shares of TRIP common stock or the value thereof in cash or a combination of shares of TRIP common stock and cash. Initially, 14.3299 shares of TRIP common stock are attributable to each $1,000 original principal amount of Debentures, representing an initial exchange price of approximately $69.78 for each share of TRIP common stock. A total of approximately 4.7 million shares of TRIP common stock are attributable to the Debentures. Interest is payable quarterly on March 31, June 30, September 30 and December 31 of each year, commencing June 30, 2021. The Debentures may be redeemed by TripCo, in whole or in part, on or after March 27, 2025. Holders of Debentures also have the right to require TripCo to purchase their Debentures on March 27, 2025. The redemption and purchase price will generally equal 100% of the adjusted principal amount of the Debentures plus accrued and unpaid interest to the redemption date, plus any final period distribution. As of December 31, 2023, a holder of the Debentures does not have the ability to exchange and, accordingly, the Debentures are classified as long-term debt in the consolidated balance sheets.

TripCo used a portion of the net proceeds from the sale of the Debentures to fund the cash portion of the purchase price for the repurchase of a portion of the Series A Preferred Stock (see note 8 below).

TripCo Variable Prepaid Forward

The VPF amendment executed in August 2022, as described in note 3, was accounted for as a modification for the debt component of the VPF. Accordingly, the proceeds of $9 million TripCo received in connection with the amendment was reflected as an incremental borrowing for the debt component of the VPF. The VPF matures in November 2025. At maturity, the accreted loan amount due will be approximately $57 million.  As of December 31, 2023, 2.4 million shares of TRIP, with a value of approximately $52 million, were pledged as collateral pursuant to the VPF contract.

LIBERTY TRIPADVISOR HOLDINGS, INC.

Notes to Consolidated Financial Statements (Continued)

December 31, 2023, 2022 and 2021

Tripadvisor Credit Facility

Tripadvisor is party to a credit agreement with a group of lenders initially entered into in June 2015 and amended and restated in June 2023 (as amended, the “Credit Agreement”), which, among other things, provides for a $500 million secured revolving credit facility (the “Credit Facility”). As of December 31, 2023 and 2022, Tripadvisor had no outstanding borrowings from the Credit Facility. In addition, the Credit Facility includes $15 million of borrowing capacity available for letters of credit and $40 million for swing-line borrowings on same-day notice. As of December 31, 2023 and 2022, Tripadvisor had issued $4 million of undrawn standby letters of credit under the Credit Facility. For the years ended December 31, 2023, 2022 and 2021, Tripadvisor recorded commitment fees on its Credit Facility of $1 million, $1 million and $3 million, respectively, to interest expense on the consolidated statements of operations. The Credit Agreement, among other things, requires Tripadvisor to maintain a maximum total net leverage ratio and contains certain customary affirmative and negative covenants and events of default, including a change of control.

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

On May 8, 2023, Tripadvisor declared a “Covenant Changeover Date” (as defined in the Credit Agreement as in effect prior to the amendment and restatement), thereby declaring Tripadvisor out of the Leverage Covenant Holiday and no longer subject to certain of the restrictive covenants contained in the Credit Agreement. Following that, on June 29, 2023, Tripadvisor amended and restated the Credit Agreement (the "Restated Credit Agreement") to, among other things, (i) extend the maturity date of the Credit Facility from May 12, 2024 to June 29, 2028 (unless, on any date that is 91 days prior to the final scheduled maturity date in respect of any indebtedness outstanding under certain “specified debt,” the aggregate outstanding principal amount of such specified debt is $200 million or more, then the maturity date will be such business day); (ii) maintain the aggregate amount of revolving commitments available at $500 million; (iii) increase the total net leverage ratio from 3.5 to 1.0 to 4.5 to 1.0; and (iv) replace the London Inter-bank Offered Rate interest rate benchmark with a secured overnight financing rate ("SOFR") interest rate benchmark.

Tripadvisor may borrow from the Credit Facility in U.S. dollars, Euros and Sterling. Borrowings under the Credit Facility generally bear interest, at the Company’s option, at a rate per annum equal to either (i) the Adjusted Term SOFR rate for the interest period in effect for such borrowing in U.S.dollars, the EURIBO rate for the interest period in effect for such borrowings in Euro and the Daily Simple SONIA rate for the interest period in effect for such borrowings in Sterling; plus, in each case, an applicable margin ranging from 1.75% to 2.50% (“Term Benchmark/RFP Spread”), based on Tripadvisor’s total net leverage ratio; or (ii) the Alternate Base Rate (“ABR”), which is the greatest of (a) the Prime Rate in effect on such day, (b) the New York Fed Bank Rate in effect on such day plus 1/2 of 1.00% per annum, and (c) the Adjusted Term SOFR for an interest period of one month as published two U.S. Government Securities Business Days prior to such day (or if such day is not a U.S. Government Securities Business Day, the immediately preceding U.S. Government Securities Business Day) plus 1.00% plus an applicable margin ranging from 0.75% to 1.50%, based on Tripadvisor’s total net leverage ratio. In addition, Tripadvisor is required to pay a quarterly commitment fee, at an applicable rate ranging from 0.25% to 0.40%, on the daily unused portion of the Credit Facility for each fiscal quarter and in connection with the issuance of letters of credit. As of December 31, 2023, Tripadvisor’s unused revolver capacity was subject to a commitment fee of 0.25%, given its total net leverage ratio.

LIBERTY TRIPADVISOR HOLDINGS, INC.

Notes to Consolidated Financial Statements (Continued)

December 31, 2023, 2022 and 2021

  In connection with the Restated Credit Agreement, Tripadvisor incurred lender fees and other debt financing costs of approximately $3 million. These costs were capitalized as deferred financing costs in other long-term assets on the consolidated balance sheet, while deferred financing costs incurred in previous amendments, which were immediately recognized to interest expense on the consolidated statements of operations, were not material. As of December 31, 2023 and 2022, Tripadvisor had $4 million and $2 million, respectively, remaining in deferred financing costs in connection with the Credit Facility. These costs will be amortized over the remaining term of the Credit Facility, using the effective interest rate method, and recorded to interest expense on the consolidated statements of operations.

There is no specific repayment date prior to the maturity date for any borrowings under the Credit Agreement. Tripadvisor may voluntarily repay any outstanding borrowing under the Credit Facility at any time without premium or penalty, other than customary breakage costs with respect to Term Benchmark loans. Additionally, Tripadvisor believes that the likelihood of the lender exercising any subjective acceleration rights, which would permit the lenders to accelerate repayment of any outstanding borrowings, is remote. As such, Tripadvisor intends to classify any future borrowings under this facility as long-term debt. The Credit Agreement contains a number of covenants that, among other things, restrict Tripadvisor’s ability to incur additional indebtedness, create liens, enter into sale and leaseback transactions, engage in mergers or consolidations, sell or transfer assets, pay dividends and distributions, make investments, loans or advances, prepay certain subordinated indebtedness, make certain acquisitions, engage in certain transactions with affiliates, amend material agreements governing certain subordinated indebtedness, and change its fiscal year. In addition, to secure the obligations under the Credit Agreement, Tripadvisor and certain subsidiaries have granted security interests and liens in and on, substantially all of their assets, as well as pledged shares of certain of Tripadvisor’s subsidiaries. If an event of default occurs, the lenders under the Credit Agreement will be entitled to take various actions, including the acceleration of all amounts due under the Credit Facility.

Tripadvisor 2025 Senior Notes

In 2020, Tripadvisor issued $500 million of outstanding aggregate principal amount of 7.0% senior notes due 2025 (the "2025 Senior Notes"). The 2025 Senior Notes are governed by an indenture, dated July 9, 2020 (the “2025 Indenture”), among Tripadvisor, the guarantors and the trustee. The 2025 Indenture provides, among other things, that interest will be payable on the 2025 Senior Notes semiannually on January 15 and July 15 of each year, and continues until their maturity date of July 15, 2025. The 2025 Senior Notes are senior unsecured obligations of Tripadvisor and are unconditionally guaranteed on a joint and several basis, by certain domestic subsidiaries.

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

As of both December 31, 2023 and 2022, unpaid interest on the 2025 Senior Notes was $16 million and was included in accrued liabilities and other current liabilities on the consolidated balance sheets, and $35 million was recorded as interest expense in the consolidated statements of operations for each of the years ended December 31, 2023, 2022 and 2021.

The 2025 Indenture contains covenants that, among other things and subject to certain exceptions and qualifications, restrict the ability of Tripadvisor and certain of its subsidiaries to incur or guarantee additional indebtedness or issue disqualified stock or certain preferred stock; pay dividends and make other distributions or repurchase stock; make

LIBERTY TRIPADVISOR HOLDINGS, INC.

Notes to Consolidated Financial Statements (Continued)

December 31, 2023, 2022 and 2021

certain investments; create or incur liens; sell assets; create restrictions affecting the ability of restricted subsidiaries to make distributions, loans or advances or transfer assets to Tripadvisor or the restricted subsidiaries; enter into certain transactions with Tripadvisor’s affiliates; designate restricted subsidiaries as unrestricted subsidiaries; and merge, consolidate or transfer or sell all or substantially all of Tripadvisor’s assets.

2026 Convertible Senior Notes

In 2021, Tripadvisor issued $345 million in outstanding aggregate principal amount of 0.25% convertible senior notes due 2026 (the “2026 Convertible Senior Notes”). Tripadvisor also entered into an indenture, dated March 25, 2021 (the “2026 Indenture”), among Tripadvisor, the guarantors party thereto and the trustee. The terms of the 2026 Convertible Senior Notes are governed by the 2026 Indenture. The 2026 Convertible Senior Notes mature on April 1, 2026, unless earlier converted, redeemed or repurchased. The 2026 Convertible Senior Notes are senior unsecured obligations of Tripadvisor, and are unconditionally guaranteed on a joint and several basis, by certain of Tripadvisor’s domestic subsidiaries, with interest payable semiannually in arrears on April 1 and October 1 of each year. As of December 31, 2023 and 2022, unpaid interest on the 2026 Convertible Senior Notes was not material.

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

LIBERTY TRIPADVISOR HOLDINGS, INC.

Notes to Consolidated Financial Statements (Continued)

December 31, 2023, 2022 and 2021

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

Tripadvisor accounts for the 2026 Convertible Senior Notes as a liability measured at its amortized cost, and no other features of the 2026 Convertible Senior Notes are bifurcated and recognized as a derivative. The proceeds from the issuance of the 2026 Convertible Senior Notes were approximately $340 million, net of debt issuance costs of $5 million comprised primarily of the initial purchasers’ discount, and Tripadvisor used a portion of the proceeds from the 2026 Convertible Senior Notes to enter into capped call transactions (discussed below). Tripadvisor intends to use the remainder of the proceeds from this offering for general corporate purposes, which may include repayment of debt, including the partial redemption and/or purchase of its 2025 Senior Notes prior to maturity. The debt issuance costs are being amortized over the remaining term of the 2026 Convertible Senior Notes, using the effective interest rate method, and recorded to interest expense in the consolidated statements of operations. During the years ended December 31, 2023, 2022, and 2021 the effective interest rate on the 2026 Convertible Senior Notes, including debt issuance costs, was approximately 0.40%, 0.47%, and 0.53%, respectively, and $1 million was recorded as interest expense on the consolidated statements of operations for each of the years ended December 31, 2023, 2022 and 2021.

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

LIBERTY TRIPADVISOR HOLDINGS, INC.

Notes to Consolidated Financial Statements (Continued)

December 31, 2023, 2022 and 2021

will initially be $107.36 per share of TRIP common stock, which represents a premium of 100% over the close price of TRIP common stock of $53.68 per share on March 22, 2021 and is subject to certain customary adjustments under the terms of the Capped Calls.

The Capped Calls are considered indexed to Tripadvisor’s own stock and are considered equity classified under GAAP and included as a reduction to additional paid-in-capital and noncontrolling interest in equity of subsidiaries within stockholders’ equity as of both December 31, 2023 and 2022. The Capped Calls are not accounted for as derivatives and their fair value is not remeasured each reporting period. In addition, upon entering into the Capped Calls, Tripadvisor recorded an associated deferred tax asset of $9 million, as it made an income tax election allowable under Internal Revenue Service (“IRS”) regulations in order to recover the cost of the Capped Calls as interest expense for income tax purposes only over the term of the 2026 Convertible Senior Notes.

Fair Value

The estimated fair values, based on recently reported market transactions and prices for identical or similar financial instruments obtained from a third-party pricing source (Level 2) of Tripadvisor’s debt securities, not reported at fair value are as follows:

	December 31,
	2023	2022

	amounts in millions
Tripadvisor Senior Notes due 2025	$502	498
Tripadvisor Convertible Senior Notes due 2026	$304	281

TripCo believes that the carrying amount of the debt component of the VPF approximated fair value at December 31, 2023.

Debt Covenants

As of December 31, 2023, Tripadvisor was in compliance with its debt covenants.

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

LIBERTY TRIPADVISOR HOLDINGS, INC.

Notes to Consolidated Financial Statements (Continued)

December 31, 2023, 2022 and 2021

Operating Leases

Tripadvisor leases office space in a number of countries around the world generally under non-cancelable lease agreements. Tripadvisor’s office space leases, exclusive of its corporate headquarters, are operating leases. Operating lease ROU assets and liabilities are recognized at the lease commencement date, or the date the lessor makes the leased asset available for use, based on the present value of the lease payments over the lease term using Tripadvisor’s estimated incremental borrowing rate.

Tripadvisor’s office space operating leases expire at various dates with the latest maturity in October 2034. These leases generally include options to extend the lease term for up to approximately 5 years and/or terminate the leases within 1 year, which Tripadvisor includes in the lease terms if it is reasonably certain to exercise these options.

Tripadvisor also establishes assets and liabilities at the present value of estimated future costs to return certain of its leased facilities to their original condition to satisfy any asset retirement obligations. Such assets are depreciated over the lease period into operating expense, and the recorded liabilities are accreted to the future value of the estimated restoration costs and are included in other liabilities on the consolidated balance sheet. Tripadvisor’s asset retirement obligations were not material as of both December 31, 2023 and 2022.

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

Tripadvisor leases approximately 280,000 square feet of office space for its corporate headquarters in Needham, Massachusetts. This lease has an expiration date of December 2030, with an option to extend the lease term for two consecutive terms of five years each, and is accounted for as a finance lease.

LIBERTY TRIPADVISOR HOLDINGS, INC.

Notes to Consolidated Financial Statements (Continued)

December 31, 2023, 2022 and 2021

The components of lease expense during the years ended December 31, 2023, 2022 and 2021 were as follows:

	Years ended December 31,
	2023	2022	2021

	amounts in millions
Operating lease cost (1)	$17	19	21
Finance lease cost:
Amortization of right-of-use assets (2)	$10	10	10
Interest on lease liabilities (3)	3	3	4
Total finance lease cost	$13	13	14
Sublease income on operating leases (1)	(5)	(9)	(5)
Total lease cost, net	$25	23	30
(1)	Operating lease costs, net of sublease income, are included in operating expense, including stock-based compensation in the consolidated statements of operations.
(2)	Amount is included in depreciation expense in the consolidated statements of operations.
(3)	Amount is included in interest expense in the consolidated statements of operations.

Supplemental balance sheet information related to leases is as follows:

	December 31,
	2023	2022

	amounts in millions
Operating leases:
Operating lease right-of-use assets (1)	$15	27

Current operating lease liabilities (2)	$10	14
Operating lease liabilities (3)	6	15
Total operating lease liabilities	$16	29

Finance Lease:
Finance lease right-of-use assets (4)	$67	76

Current finance lease liabilities (2)	$6	6
Finance lease liabilities (3)	51	58
Total finance lease liabilities	$57	64
(1)	Included in other assets, at cost, net of accumulated amortization in the consolidated balance sheets.
(2)	Included in accrued liabilities and other current liabilities in the consolidated balance sheets.
(3)	Included in other liabilities in the consolidated balance sheets.
(4)	Included in property and equipment, net in the consolidated balance sheets.

LIBERTY TRIPADVISOR HOLDINGS, INC.

Notes to Consolidated Financial Statements (Continued)

December 31, 2023, 2022 and 2021

Additional information related to leases is as follows for the periods presented:

	Years ended December 31,
	2023	2022	2021

	amounts in millions
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash outflows from operating leases	$17	22	25
Operating cash outflows from finance lease	$4	3	3
Financing cash outflows from finance lease	$8	6	6
Right-of-use assets obtained in exchange for lease liabilities:
Operating leases	$4	2	6

	December 31,
	2023	2022
Weighted-average remaining lease term
Operating leases	2.0 years	2.5 years
Finance lease	7.0 years	8.0 years
Weighted-average discount rate
Operating leases	4.1%	3.7%
Finance lease	4.5%	4.5%

Future lease payments under non-cancellable leases as of December 31, 2023 are as follows:

	Operating Leases	Finance Leases

	amounts in millions
2024	$10	9
2025	3	9
2026	2	9
2027	1	10
2028	—	10
Thereafter	—	19
Total future lease payments	$16	66
Less: imputed interest	—	(9)
Total	$16	57

As of December 31, 2023, we did not have any additional operating or finance leases that have not yet commenced but that create significant rights and obligations.

(7)  Income Taxes

Income tax benefit (expense) consists of:

LIBERTY TRIPADVISOR HOLDINGS, INC.

Notes to Consolidated Financial Statements (Continued)

December 31, 2023, 2022 and 2021

	Years ended December 31,
	2023	2022	2021

	amounts in millions
Current:
Federal	$(94)	(38)	(6)
State and local	(25)	(3)	2
Foreign	(21)	(26)	(2)
	$(140)	(67)	(6)
Deferred:
Federal	$40	20	23
State and local	22	(1)	7
Foreign	25	1	19
	87	20	49
Income tax benefit (expense)	$(53)	(47)	43

The following table presents a summary of our domestic and foreign earnings (losses) from continuing operations before income taxes:

	Years ended December 31,
	2023	2022	2021

	amounts in millions
Domestic	$(973)	63	75
Foreign	6	30	(80)
Total	$(967)	93	(5)

Income tax benefit (expense) differs from the amounts computed by applying the U.S. federal income tax rate of 21% as a result of the following:

	Years ended December 31,
	2023	2022	2021

	amounts in millions
Computed expected tax benefits (expense)	$203	(20)	1
State and local taxes, net of federal income taxes	(1)	(6)	4
Foreign taxes, net of foreign tax credits	14	3	7
Basis difference in consolidated subsidiary	—	—	14
Change in valuation allowance	(4)	(3)	(18)
Change in unrecognized tax benefits	(52)	(17)	(6)
Impairment of nondeductible goodwill	(172)	—	—
Tripadvisor IRS settlement	(31)	—	—
Preferred Stock Derivative	2	9	41
Stock-based compensation	(28)	(12)	2
Change in tax rate	16	—	—
Other	—	(1)	(2)
Income tax (expense) benefit	$(53)	(47)	43

During 2023, the Company recognized tax expense instead of a benefit at the expected federal tax rate of 21% primarily due to goodwill impairments that are not deductible for tax purposes and changes in unrecognized tax benefits.

LIBERTY TRIPADVISOR HOLDINGS, INC.

Notes to Consolidated Financial Statements (Continued)

December 31, 2023, 2022 and 2021

During 2022, the Company recognized tax expense greater than the expected federal tax rate of 21% primarily due to changes in unrecognized tax benefits and the recognition of excess tax benefits and shortfalls to stock based compensation.

During 2021, the Company recognized a tax benefit related to unrealized gains attributable to the Company’s own stock which is not recognized for tax purposes and the recognition of deferred tax assets for basis differences in the stock of a consolidated subsidiary, partially offset by tax expense related to an increase in the valuation allowance against certain deferred tax assets.

The CARES Act allowed Tripadvisor to carryback Tripadvisor’s U.S. federal NOLs incurred in 2020, generating an expected U.S. federal tax benefit of $76 million, of which $64 million was refunded during the year ended December 31, 2022 ($15 million of this refund was recorded in other liabilities on the consolidated balance sheet as of December 31, 2023, reflecting future transition tax payments to be made by Tripadvisor related to the 2017 Tax Act). The remaining refund of $12 million is included in accrued liabilities and other current liabilities on our consolidated balance sheet as of December 31, 2023 and 2022, and is expected to be received during the year ended December 31, 2024.

In addition, during the years ended December 31, 2022 and 2021, Tripadvisor recognized government grants and other assistance benefits of $12 million and $9 million, respectively.  No material amount was recognized for the year ended December 31, 2023 related to government grants or other assistance benefits. These amounts are not income tax related and were recorded as a reduction of personnel and overhead costs within operating expenses in the consolidated statements of operations. Tripadvisor does not expect any additional future benefits of this nature.

The tax effects of temporary differences and tax attributes that give rise to significant portions of the deferred income tax assets and deferred income tax liabilities are presented below:

	December 31,
	2023	2022

	amounts in millions
Deferred tax assets:
Tax loss and credit carryforwards	$182	179
Stock-based compensation	15	36
Lease financing obligation	13	18
Capitalized research expense	52	39
Other	23	21
Total deferred tax assets	285	293
Less: valuation allowance	(127)	(123)
Net deferred tax assets	158	170
Deferred tax liabilities:
Debt	(24)	(31)
Intangible assets	(149)	(218)
Investments	(1)	(3)
Other	(6)	(10)
Total deferred tax liabilities	(180)	(262)
Net deferred tax liability	$(22)	(92)

As of December 31, 2023, we had a valuation allowance of approximately $127 million related to certain federal and state NOL carryforwards, interest expense carryforwards and other foreign deferred tax assets for which it is more

LIBERTY TRIPADVISOR HOLDINGS, INC.

Notes to Consolidated Financial Statements (Continued)

December 31, 2023, 2022 and 2021

likely than not, the tax benefit will not be realized. This amount represents an increase of $4 million, as compared to the balance as of December 31, 2022.

Due to the one-time transition tax on the deemed repatriation of undistributed foreign subsidiary earnings and profits in 2017, as a result of the 2017 Tax Act, the majority of previously unremitted earnings have been subjected to U.S. federal income tax. To the extent future distributions from these subsidiaries will be taxable, a deferred tax liability has been accrued which was not material as of December 31, 2023. As of December 31, 2023, $483 million of Tripadvisor’s cumulative undistributed foreign earnings were no longer considered to be indefinitely reinvested.

At December 31, 2023, the Company has a deferred tax asset of $182 million for federal, state, and foreign NOLs, interest expense carryforwards and tax credit carryforwards.  Of this amount, $138 million is recorded at Tripadvisor. If not utilized to reduce income tax liabilities at Tripadvisor in future periods, $19 million of these loss carryforwards and tax credits will begin to expire at various times beginning with 2024. The remaining $119 million of NOLs, interest expense carryforwards and tax credits recorded at Tripadvisor may be carried forward indefinitely. The remaining deferred tax asset of $44 million relates to federal and state NOL carryforwards and interest expense carryforwards recorded at TripCo. If not utilized to reduce income tax liabilities at TripCo in future periods, $17 million of these NOL carryforwards will expire at various times between 2024 and 2037. The remaining $27 million of NOLs and interest expense carryforwards may be carried forward indefinitely. A portion of TripCo’s net operating loss carryforwards are subject to certain limitations and may not be currently utilized. These carryforwards recorded at Tripadvisor and TripCo are expected to be utilized prior to expiration, except for $127 million of NOLs, interest expense carryforwards, and tax credit carryforwards, which based on current projections may expire unused.

A reconciliation of unrecognized tax benefits is as follows:

	Years ended December 31,
	2023	2022	2021

	amounts in millions
Balance at beginning of year	$157	144	144
Additions based on tax positions related to the current year	8	5	5
Additions for tax positions of prior years	17	29	1
Reductions for lapse of statute of limitations	—	(20)	—
Reductions for tax positions of prior years	(6)	(1)	—
Settlements with tax authorities	(40)	—	(6)
Balance at end of year	$136	157	144

As of December 31, 2023, the Company had recorded $153 million of unrecognized tax benefits, inclusive of interest, which are primarily included in other liabilities on the consolidated balance sheets. If the unrecognized tax benefits were to be recognized for financial statement purposes, approximately $114 million would be reflected in the Company’s tax expense and affect its effective tax rate. The Company’s estimate of its unrecognized tax benefits related to uncertain tax positions requires a high degree of judgment.

As of December 31, 2023, the Company had accrued gross interest related to uncertain tax positions of approximately $50 million, $45 million of which was recorded as unrecognized tax benefits within other liabilities and $5 million of which was recorded to income taxes receivable within other assets on the consolidated balance sheets. As of

LIBERTY TRIPADVISOR HOLDINGS, INC.

Notes to Consolidated Financial Statements (Continued)

December 31, 2023, 2022 and 2021

December 31, 2022, the Company had accrued gross interest related to uncertain tax positions of $47 million, which was recorded in other liabilities on the consolidated balance sheets.

As of December 31, 2023, TripCo’s tax years prior to 2020 are closed for federal income tax purposes. TripCo’s  2020, 2021, 2022, and 2023 tax years are not under IRS examination. Because TripCo’s ownership of Tripadvisor is less than the required 80%, Tripadvisor does not consolidate with TripCo for federal income tax purposes.

On December 20, 2011, Expedia completed a spin-off of Tripadvisor into a separate publicly traded Delaware corporation (the “Spin-Off”). For purposes of governing certain of the ongoing relationships between Tripadvisor and Expedia at and after the Spin-Off, and to provide for an orderly transition, Tripadvisor and Expedia entered into various agreements at the time of the Spin-Off, which Tripadvisor has satisfied its obligations. However, Tripadvisor continues to be subject to certain post Spin-Off obligations under the Tax Sharing Agreement. Under the Tax Sharing Agreement between Tripadvisor and Expedia, Tripadvisor is generally required to indemnify Expedia for any taxes resulting from the Spin-Off (and any related interest, penalties, legal and professional fees, and all costs and damages associated with related stockholder litigation or controversies) to the extent such amounts resulted from (i) any act or failure to act by Tripadvisor described in the covenants in the tax sharing agreement, (ii) any acquisition of Tripadvisor equity securities or assets or those of a member of the Tripadvisor group, or (iii) any failure of the representations with respect to Tripadvisor or any member of its group to be true or any breach by Tripadvisor or any member of the Tripadvisor group of any covenant, in each case, which is contained in the separation documents or in the documents relating to the IRS private letter ruling and/or the opinion of counsel.

Tripadvisor is currently under examination by the IRS for the 2014 through 2016 and 2018 tax years and has various ongoing audits for foreign and state income tax returns. These audits include questions regarding review of the timing and amount of income and deductions and the allocation of income among various tax jurisdictions. These examinations may lead to proposed or ordinary course adjustments to Tripadvisor’s taxes. Tripadvisor is no longer subject to tax examinations by tax authorities for years prior to 2014. As of December 31, 2023, no material assessments have resulted, except as noted below regarding Tripadvisor’s 2009, 2010, and 2011 IRS audit with Expedia, its 2014 through 2016 standalone IRS audit, and its 2012 through 2016 HM Revenue & Customs (“HMRC”) audit.

As disclosed in previous filings, including in the Annual Report on Form 10-K for the year ended December 31, 2022, Tripadvisor received Notices of Proposed Adjustments ("NOPA") in January 2017 and April 2019 from the IRS with respect to income tax returns filed by Expedia when Tripadvisor was part of Expedia Group’s consolidated income tax return for the 2009, 2010, and 2011 tax years. The assessment was related to certain transfer pricing arrangements with foreign subsidiaries, for which Tripadvisor had requested competent authority assistance under the Mutual Agreement Procedure (“MAP”) for the 2009 through 2011 tax years. In January 2023, Tripadvisor received a final notice from the IRS regarding a MAP settlement for the 2009 through 2011 tax years, which it accepted in February 2023. In the first quarter of 2023, Tripadvisor recorded additional income tax expense as a discrete item, inclusive of interest, of $31 million specifically related to this settlement. During the first quarter of 2023, Tripadvisor reviewed the impact of the acceptance of this settlement position against its existing transfer pricing income tax reserves for the subsequent tax years, which resulted in incremental income tax expense, inclusive of estimated interest, of $24 million. The total impact of these adjustments resulted in an incremental income tax expense of $55 million, which was recognized during the three months ended March 31, 2023. During the three months ended June 30, 2023, Tripadvisor made a U.S. federal tax payment of $113 million, inclusive of interest, to Expedia related to this IRS audit settlement, pursuant to the Tax Sharing Agreement with Expedia. During the three months ended September 30, 2023, Tripadvisor received the expected competent authority refund of $49 million, inclusive of interest income. Tripadvisor anticipates the federal tax benefits, net of remaining state tax payments due, associated with this IRS audit settlement will be substantially settled during 2024, resulting in an estimated net cash inflow of $5 million to $10 million.

LIBERTY TRIPADVISOR HOLDINGS, INC.

Notes to Consolidated Financial Statements (Continued)

December 31, 2023, 2022 and 2021

Separately, during August 2020, Tripadvisor received a NOPA from the IRS for the 2014, 2015, and 2016 tax years. These proposed adjustments pertain to certain transfer pricing arrangements with Tripadvisor’s foreign subsidiaries. Tripadvisor disagrees with the proposed adjustments, and intends to defend its position through applicable administrative and, if necessary, judicial remedies. In addition to the risk of additional tax for the years discussed above, if the IRS were to seek transfer pricing adjustments of a similar nature for transactions in subsequent years, Tripadvisor may be subject to significant additional tax liabilities. Tripadvisor has previously requested competent authority assistance under MAP for the tax years 2014 through 2016. Tripadvisor reviewed its transfer pricing reserves as of December 31, 2023 and, based on the facts and circumstances that existed as of the reporting date, consider them to be the Company’s best estimate as of December 31, 2023. In January 2024, Tripadvisor received notification of a MAP resolution agreement for the 2014 through 2016 tax years, which Tripadvisor accepted in February 2024.  Tripadvisor anticipates this will result in an increase to Tripadvisor’s worldwide income tax expense in an estimated range of $30 million to $60 million in the first quarter of 2024 and will result in an estimated net operating cash outflow of $80 million to $130 million during 2024. These estimated ranges take into consideration competent authority relief, existing income tax reserves, transition tax regulations and estimated interest expense. This MAP resolution supersedes the NOPA previously received for 2014 through 2016 from the IRS, described above. Tripadvisor will review the impact of this resolution in relation to its transfer pricing income tax reserves for the subsequent open tax years during the first quarter of 2024. Based on this new information received subsequent to December 31, 2023, adjustments for open tax years subsequent to 2016 may also occur, which could be material.

As of December 31, 2022, Tripadvisor had recorded $204 million of unrecognized tax benefits, inclusive of interest, classified as other long-term liabilities on the consolidated balance sheet. As a result of Tripadvisor's acceptance of MAP with the IRS for the tax years 2009 through 2011, and its impact on other ongoing IRS audits, as described above, during the first quarter of 2023, Tripadvisor reduced this unrecognized tax benefits liability by $59 million, reclassifying this balance to accrued liabilites and other current liabilities on the consolidated balance sheet, which was subsequently paid during 2023. Tripadvisor also reduced long-term income taxes receivable by $45 million, representing its estimate of competent authority relief, or payment due from a foreign jurisdiction, which was received during the third quarter of 2023, as noted above, and previously recorded to other long-term assets on the consolidated balance sheet as of December 31, 2022.

In January 2021, Tripadvisor received from HMRC an issue closure notice relating to adjustments for 2012 through 2016 tax years. These proposed adjustments are related to certain transfer pricing arrangements with Tripadvisor’s foreign subsidiaries and would result in an increase to its worldwide income tax expense in an estimated range of $25 million to $35 million, exclusive of interest expense, at the close of the audit if HMRC prevails. Tripadvisor disagrees with the proposed adjustments and intends to defend its position through applicable administrative and, if necessary, judicial remedies. Tripadvisor’s policy is to review and update tax reserves as facts and circumstances change.

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

LIBERTY TRIPADVISOR HOLDINGS, INC.

Notes to Consolidated Financial Statements (Continued)

December 31, 2023, 2022 and 2021

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

There were 187,414 shares of Series A Preferred Stock authorized, issued and outstanding at December 31, 2023 and December 31, 2022.

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

December 31, 2023, 2022 and 2021

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

Recognition

Prior to the partial redemption, as the Series A Preferred Stock was redeemable and the redemption triggers were outside of TripCo’s control, the Company was required to classify the shares outside of permanent equity.  The Company calculated the carrying value of the Series A Preferred Stock pursuant to the Redemption Price calculation, and any changes in the carrying value of the Series A Preferred Stock were recorded directly to retained earnings. Immediately prior to the partial redemption, the Company recognized a $410 million decrease to retained earnings related to the value of the Series A Preferred Stock. As a result of the Repurchase Agreement, the Series A Preferred Stock may no longer be settled in shares of TripCo or TRIP common stock and the Purchaser no longer has the ability to participate on the TripCo board of directors (the “Board of Directors”) purely through ownership of Series A Preferred Stock. Following an evaluation of the accounting impact of these changes, we concluded the Series A Preferred Stock is a debt host with an equity-indexed derivative that is required to be bifurcated. Accordingly, the Series A Preferred Stock was required to be measured at fair value, through retained earnings, in connection with the reclassification from temporary equity to a liability.  The fair value of the Series A Preferred Stock was estimated to be $40 million lower than its redemption value and such amount was recorded as an increase to retained earnings during the year ended December 31, 2021. The debt host component is included in the preferred stock liability on the consolidated balance sheet and will be accreted through interest expense to the amount to be paid upon settlement. As of December 31, 2023, the estimated fair value of the debt host component was

LIBERTY TRIPADVISOR HOLDINGS, INC.

Notes to Consolidated Financial Statements (Continued)

December 31, 2023, 2022 and 2021

$238 million, based on the present value of the liquidation price on the redemption date (Level 2). The Preferred Stock Derivative is included in financial instrument liabilities at fair value in the consolidated balance sheet.

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

Common Stock

LTRPA entitles the holders to one vote per share, Series B common stock (“LTRPB”) entitles the holders to ten votes per share and LTRPK, except as otherwise required by applicable law, entitles the holder to no voting rights.  All series of TripCo common stock participate on an equal basis with respect to dividends and distributions.

Subsidiary Purchases of Common Stock

On November 1, 2019, Tripadvisor’s board of directors authorized the repurchase of an additional $100 million in shares of its common stock under an existing share repurchase program, which increased the amount available to Tripadvisor under this share repurchase program to $250 million.  As of December 31, 2022, Tripadvisor had $75 million remaining under this existing share repurchase program to repurchase shares of its common stock. During the three months ended June 30, 2023, Tripadvisor repurchased 4,724,729 shares of its outstanding common stock at an average share price of $15.85 per share, exclusive of fees and commissions, or $75 million in the aggregate, which completed Tripadvisor’s existing share repurchase program. There were no repurchases during 2022 and 2021.

On September 7, 2023, Tripadvisor’s board of directors authorized the repurchase of $250 million in shares of its common stock under a new share repurchase program. This new share repurchase program, which has a term of two years, does not obligate Tripadvisor to acquire any particular number of shares and may be modified, suspended or discontinued at any time. During 2023, following the authorization, Tripadvisor repurchased 1,324,524 shares of their outstanding common stock at an average price of $18.85 per share, exclusive of fees, commissions, and excise taxes, or $25 million, under this share repurchase program. As of December 31, 2023, Tripadvisor had $225 million remaining available to repurchase shares of their common stock under this share repurchase program.

Subsidiary Dividends

Any determination by Tripadvisor to pay dividends in the future will be at the discretion of Tripadvisor’s board of directors and will depend on its results of operations, earnings, capital requirements, financial condition, future prospects, contractual restrictions and other factors deemed relevant by Tripadvisor’s board of directors. Tripadvisor’s ability to pay dividends is also limited by the terms of the Credit Agreement and the 2025 Indenture.

LIBERTY TRIPADVISOR HOLDINGS, INC.

Notes to Consolidated Financial Statements (Continued)

December 31, 2023, 2022 and 2021

(10) Stock-Based Compensation

TripCo – Incentive Plans

TripCo has granted Awards to certain of its directors and employees. TripCo measures the cost of employee services received in exchange for an equity classified Award based on the grant-date fair value (“GDFV”) of the Award, and recognizes that cost over the period during which the employee is required to provide service (usually the vesting period of the Award).  The Company measures the cost of employee services received in exchange for a liability classified Award based on the current fair value of the Award, and re-measures the fair value of the Award at each reporting date.

Pursuant to the Liberty TripAdvisor Holdings, Inc. 2019 Omnibus Incentive Plan, the Company may grant Awards in respect of a maximum of 5.0 million shares of TripCo common stock.  Awards generally vest over 1-5 years and have a term of 7-10 years.  TripCo issues new shares upon exercise of equity awards.

TripCo – Grants

During the years ended December 31, 2023, 2022 and 2021, TripCo granted 175 thousand, 367 thousand and 154 thousand performance-based RSUs, respectively, of LTRPB to our CEO. The performance-based RSUs had a GDFV of $1.04, $2.04 and $7.07 per share, respectively, at the time they were granted.  During the year ended December 31, 2023, TripCo also granted a cash award equal to $656,250 to our CEO, and together with the performance-based RSUs, satisfied the annual grant pursuant to which he was entitled under his employment agreement. The performance-based RSUs and the cash award cliff vest one year from the month of grant, subject to the satisfaction of certain performance objectives. Performance objectives, which are subjective, are considered in determining the timing and amount of the compensation expense recognized. When the satisfaction of the performance objectives becomes probable, the Company records compensation expense. The probability of satisfying the performance objectives is assessed at the end of each reporting period.

During the year ended December 31, 2021, TripCo granted to its employees 47 thousand options to purchase shares of LTRPA.  Such options had a weighted average GDFV of $3.25 per share and vest between two and three years. During the year ended December 31, 2021, TripCo granted 8 thousand time-based RSUs of LTRPA to its employees. Such time-based RSUs had a weighted average GDFV of $6.73 per share and vested 50% in March 2023 and vest 50% in March 2024.  During the years ended December 31, 2023, 2022 and 2021, TripCo granted 31 thousand, 177 thousand and 72 thousand performance-based RSUs, respectively, of LTRPA to its employees. The performance-based RSUs had a weighted average GDFV of $0.99, $1.94 and $6.73 per share, respectively, at the time they were granted. Also, during the year ended December 31, 2023, TripCo granted cash awards equal to $329,236 to its employees. The performance-based RSUs and cash awards generally cliff vest one year from the month of grant, subject to the satisfaction of certain performance objectives.

During the year ended December 31, 2021, TripCo granted 26 thousand options to purchase shares of LTRPA to its non-employee directors.  Such options had a weighted average GDFV of $2.90 per share, and generally cliff vest over a one year vesting period.  Also during the years ended December 31, 2022 and 2021, TripCo granted 293 thousand and 154 thousand time-based RSUs, respectively, of LTRPA to its non-employee directors which had a weighted average GDFV of  $0.70 per share and $2.53 per share, respectively, and generally cliff vest over a one year vesting period.

The Company has calculated the GDFV for all of its equity classified awards and any subsequent re-measurement of its liability classified awards using the Black-Scholes-Merton model.  The Company estimates the expected term of the Awards based on historical exercise and forfeiture data.  For grants made in 2021, the range of expected terms was 4.9 years to 5.0 years.  The volatility used in the calculation for Awards is based on the historical volatility of TripCo common

LIBERTY TRIPADVISOR HOLDINGS, INC.

Notes to Consolidated Financial Statements (Continued)

December 31, 2023, 2022 and 2021

stock.  For grants made in 2021, the range of volatilities was 82.1% to 86.8%. There were no options granted in 2023 and 2022. The Company uses a zero dividend rate and the risk-free rate for Treasury Bonds with a term similar to that of the subject options.

TripCo – Outstanding Awards

The following table presents the number and weighted average exercise price (“WAEP”) of options to purchase LTRPA granted to certain officers, employees and directors of the Company, as well as the weighted average remaining life and aggregate intrinsic value of the options.

			Weighted
			average
			remaining	Aggregate
			contractual	intrinsic
	LTRPA	WAEP	life	value
	in thousands		in years	in millions
Outstanding at January 1, 2023	1,102	$6.65
Granted	—	$—
Exercised	—	$—
Forfeited/Cancelled	(67)	$16.15
Outstanding at December 31, 2023	1,035	$6.04	3.4	$—
Exercisable at December 31, 2023	959	$6.18	3.3	$—

As of December 31, 2023, there were 600 thousand LTRPB options outstanding and exercisable at a WAEP of $4.23 and a weighted average remaining contractual life of 3.9 years. There were no grants or exercises of LTRPB options during the year ended December 31, 2023. On May 31, 2023, TripCo and our CEO agreed that TripCo would cancel the CEO’s vested and unexercised nonqualified stock options to purchase 1.8 million shares of LTRPB, which had been granted in December 2014 with an exercise price equal to $27.83 per share, in exchange for an immaterial cash payment.

As of December 31, 2023, the total unrecognized compensation cost related to unvested equity Awards was $1.1 million. Such amount will be recognized in the Company’s statements of operations over a weighted average period of approximately one year.

As of December 31, 2023, TripCo reserved 1.6 million shares of LTRPA and LTRPB for issuance under exercise privileges of outstanding stock options.

TripCo – Exercises

No TripCo options were exercised in 2023, 2022 or 2021.

TripCo – Restricted Stock and Restricted Stock Units

The aggregate fair value of all restricted stock and restricted stock units of TripCo common stock that vested during the years ended December 31, 2023, 2022 and 2021 was $815 thousand, $537 thousand and $2.8 million, respectively.

LIBERTY TRIPADVISOR HOLDINGS, INC.

Notes to Consolidated Financial Statements (Continued)

December 31, 2023, 2022 and 2021

As of December 31, 2023, TripCo had approximately 1.2 million unvested restricted stock and RSUs of LTRPA and LTRPB held by certain directors, officers and employees of the Company with a weighted average GDFV of $3.95 per share.

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

On June 6, 2023, Tripadvisor’s stockholders approved the TripAdvisor, Inc. 2023 Stock and Annual Incentive Plan (the “2023 Plan”) primarily for the purpose of providing sufficient reserves of shares of our common stock to ensure our ability to continue to provide new hires, employees, and other participants with equity incentives. The 2023 Plan provides for the grant of stock options, stock appreciation rights, restricted stock, RSUs, and other stock-based awards.

Grants were valued using a volatility of 53.4% and the applicable risk free rate for an expected term of 5.2 years for the year ended December 31, 2023, volatility of 51.6% and the applicable risk free rate for an expected term of 5.4 years for the year ended December 31, 2022 and a volatility of 49.6% and the applicable risk free rate for an expected term of 5.5 years for the year ended December 31, 2021.

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

December 31, 2023, 2022 and 2021

The following table presents the number, WAEP and aggregate intrinsic value of stock options to purchase shares of TRIP granted under their 2011 Plan and 2018 Plan:

			Weighted
			Average
			Remaining	Aggregate
	Number of		Contractual	Intrinsic
	Options	WAEP	Life	Value
	in thousands		in years	in millions
Outstanding at January 1, 2023	5,462	$43.48
Granted	164	$20.15
Cancelled or expired	(1,699)	$59.54
Outstanding at December 31, 2023	3,927	$35.56	5.2	$2.0
Exercisable at December 31, 2023	2,893	$39.30	4.1	$1.0
Vested and expected to vest after December 31, 2023	3,781	$35.88	5.1	$2.0

The weighted average GDFV of service based stock options under their 2011 Plan and 2018 Plan was $10.18 for the year ended December 31, 2023. These stock options generally have a term of ten years from the date of grant and typically vest equally over a four year requisite service period. As of December 31, 2023, the total number of shares reserved for future stock-based awards under the 2018 Plan was approximately 19 million shares. Tripadvisor related stock-based compensation for the year ended December 31, 2023 was approximately $96 million.

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

Tripadvisor also issues a limited amount of performance-based RSUs (“PSUs”). The estimated GDFV per PSU was measured based on the quoted price of TRIP common stock at the date of the grant, calculated upon the establishment of performance targets and amortized on a straight-line basis over the requisite service period.

During the year ended December 31, 2023, Tripadvisor granted approximately 9 million units, vested and released approximately 4 million units, and had cancellations of approximately 1 million units, which included primarily service-based RSUs, PSUs and market-based MSUs under the 2018 Plan. The weighted average GDFV for RSUs, PSUs and MSUs granted, vested and released, and cancelled during 2023 was $20.63 per share, $29.62 per share, and $24.87 per share, respectively. As of December 31, 2023, there were 13 million unvested Tripadvisor RSUs, PSUs and MSUs outstanding.

LIBERTY TRIPADVISOR HOLDINGS, INC.

Notes to Consolidated Financial Statements (Continued)

December 31, 2023, 2022 and 2021

As of December 31, 2023, total unrecognized compensation cost related to stock-based awards, substantially RSUs, was approximately $241 million which will be recognized over a weighted-average period of 2.6 years.

(11) Employee Benefit Plans

Tripadvisor sponsors a 401(k) plan and makes matching contributions to the plans based on a percentage of the amount contributed by employees. Employer cash contributions related to Tripadvisor were $12 million, $11 million and $10 million for the years ended December 31, 2023, 2022 and 2021, respectively.

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

Tripadvisor Restructuring

During the third quarter of 2023, Tripadvisor approved and subsequently initiated a set of actions across its businesses in order to reduce its cost structure, improve operational efficiencies, and realign its workforce with its strategic initiatives. These actions taken by the Company resulted in reduced global headcount. Additional cost reduction measures taken included discretionary spend and real estate. As a result, Tripadvisor incurred estimated pre-tax restructuring and other related reorganization costs of $22 million during the year ended December 31, 2023, which consisted primarily of employee severance and related benefits. Potential job position eliminations in each country are subject to local law and consultation requirements, which will extend beyond 2023 in certain countries. Therefore, actual costs incurred may differ from estimated costs recorded as of December 31, 2023. As of December 31, 2023, Tripadvisor had paid $9 million of these costs, and expects the majority of remaining unpaid costs as of December 31, 2023, will be disbursed during the first quarter of 2024.

At this time, Tripadvisor anticipates these cost reduction actions to result in an estimated $35 million in annualized cost savings in the Brand Tripadvisor segment, which includes corporate general and administrative. In addition, Tripadvisor estimates $10 million in annualized cost savings in TheFork segment, primarily related to these targeted global workforce reduction measures. However, these cost reduction measures did not materially impact Tripadvisor’s actual segment expenses during 2023, and therefore its consolidated expenses, during the year ended December 31, 2023, due to the timing of these actions.

LIBERTY TRIPADVISOR HOLDINGS, INC.

Notes to Consolidated Financial Statements (Continued)

December 31, 2023, 2022 and 2021

(13) Segment Information

TripCo, through its ownership interests in Tripadvisor, is primarily engaged in the online commerce industries. TripCo identifies its reportable segments based on how our chief operating decision maker (“CODM”) manages our business, regularly accesses information, and evaluates performance for operating decision-making purposes, including allocation of resources.

The Company’s reportable segments are as follows:

●	Brand Tripadvisor (formerly Tripadvisor Core) – This segment includes Tripadvisor-branded hotels revenue, which consists of hotel meta revenue, primarily click-based advertising revenue, and hotel B2B revenue, which includes primarily subscription-based advertising and hotel sponsored placements revenue; Media and advertising revenue, which consists primarily of display-based advertising revenue; Tripadvisor experiences and dining revenue, which consists of intercompany (intersegment) revenue related to affiliate marketing commissions earned from experience bookings, and to a lesser extent, restaurant reservation bookings on Tripadvisor-branded websites and mobile apps, fulfilled by Viator and TheFork, respectively, which are eliminated on a consolidated basis, in addition to external revenue generated from Tripadvisor restaurant offerings; as well as other revenue, which consists of cruises, alternative accommodation rentals, flights and rental car revenue.
●	Viator – Tripadvisor provides information and services for consumers to research and book tours, activities and experiences in popular travel destinations through Viator.
●	TheFork – Tripadvisor provides information and services for consumers to research and book restaurants in popular travel destinations through this dedicated restaurant reservations offering.

The segment disclosure includes intersegment revenue, which consist of affiliate marketing fees for services provided by the Brand Tripadvisor segment to both the Viator and TheFork segments. These intersegment transactions are recorded by each segment at amounts that approximate fair value as if the transactions were between third parties, and therefore, impact segment performance. However, the revenue and corresponding expense are eliminated in consolidation. The elimination of such intersegment transactions is included within Corporate and eliminations in the tables below.

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

Revenue and Adjusted OIBDA are summarized as follows:

LIBERTY TRIPADVISOR HOLDINGS, INC.

Notes to Consolidated Financial Statements (Continued)

December 31, 2023, 2022 and 2021

	Years ended December 31,
	2023		2022		2021
		Adjusted		Adjusted		Adjusted
	Revenue	OIBDA	Revenue	OIBDA	Revenue	OIBDA

	amounts in millions
Brand Tripadvisor	$1,031	348	966	345	665	177
Viator	737	—	493	(11)	184	(31)
TheFork	154	(14)	126	(39)	85	(46)
Corporate and eliminations	(134)	(10)	(93)	(8)	(32)	(10)
Consolidated TripCo	$1,788	324	1,492	287	902	90

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

	December 31,
	2023	2022	2021

	amounts in millions
United States	$1,198	905	526
United Kingdom	349	402	259
Other countries	241	185	117
Consolidated TripCo	$1,788	1,492	902

Long-lived Assets by Geographic Area

	December 31,
	2023	2022

	amounts in millions
United States	$82	94
Other countries	5	9
Consolidated TripCo	$87	103

LIBERTY TRIPADVISOR HOLDINGS, INC.

Notes to Consolidated Financial Statements (Continued)

December 31, 2023, 2022 and 2021

The following table provides a reconciliation of Adjusted OIBDA to operating income and earnings (loss) before income taxes:

	Years ended December 31,
	2023	2022	2021

	amounts in millions
Adjusted OIBDA	$324	287	90
Stock-based compensation	(99)	(93)	(125)
Depreciation and amortization	(87)	(97)	(150)
Impairment of goodwill and intangible assets	(1,025)	—	—
Restructuring and related reorganization costs	(22)	—	—
Other non-recurring expenses (1) (2)	(3)	(8)	—
Legal reserves and settlements	—	(1)	—
Operating income (loss)	(912)	88	(185)
Interest expense	(67)	(65)	(60)
Dividend and interest income	49	16	1
Realized and unrealized gains (losses) on financial instruments, net	(32)	62	251
Other, net	(5)	(8)	(12)
Earnings (loss) before income taxes	$(967)	93	(5)

(1)Tripadvisor expensed $3 million of previously capitalized transaction costs during the year ended December 31, 2023 to selling, general and administrative, including stock-based compensation on the consolidated statement of operations. Tripadvisor considers such costs to be non-recurring in nature.

(2)Tripadvisor incurred a loss of approximately $8 million during the fourth quarter of 2022, as the result of external fraud, which was recorded to selling, general and administrative, including stock-based compensation on the consolidated statement of operations during the year ended December 31, 2022. Tripadvisor considers such costs to be non-recurring in nature. To the extent Tripadvisor recovers any losses in future periods related to this incident, Tripadvisor plans to reduce Adjusted OIBDA by the recovery amount in those periods.

PART III

The following required information is incorporated by reference to our definitive proxy statement for our 2024 Annual Meeting of Stockholders presently scheduled to be held in the second quarter of 2024:

Item 10.	Directors, Executive Officers and Corporate Governance
Item 11.	Executive Compensation
Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
Item 13.	Certain Relationships and Related Transactions, and Director Independence
Item 14.	Principal Accountant Fees and Services

We expect to file our definitive proxy statement for our 2024 Annual Meeting of Stockholders with the Securities and Exchange Commission on or before April 29, 2024.

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

3.2

Amended and Restated Bylaws of the Registrant (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on August 13, 2015 (File No. 001-36603)).

3.3

Certificate of Designations of 8% Series A Cumulative Redeemable Preferred Stock of the Registrant (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on March 23, 2020 (File No. 001-36603)).

3.4

Certificate of Retirement of 8% Series A Cumulative Redeemable Preferred Stock of the Registrant (incorporated by reference to Exhibit 3.1 to the Registrant's Current Report on Form 8-K filed with the Securities and Exchange Commission on April 6, 2021 (File No. 001-36603)).

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
4.3

Investment Agreement, dated as of March 15, 2020, by and among the Registrant, the investors listed in Schedule I thereto, and solely for the purposes of certain provisions therein, Gregory B. Maffei. (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on March 16, 2020 (File No. 001-366303) (the “March 2020 8-K”)).

4.4

Form of Registration Rights Agreement between the Registrant, Certares Holdings LLC, Certares Holdings (Blockable) LLC and Certares Holdings (Optional) LLC (incorporated by reference to Exhibit 4.2 to the March 2020 8-K).

4.5

Stock Repurchase Agreement, dated as of March 22, 2021, by and between the Registrant and Certares LTRIP LLC (incorporated by reference to Exhibit 7(f) to Amendment No. 4 to the Registrant’s Schedule 13D in respect of common stock of Tripadvisor, Inc. filed with the Securities and Exchange Commission on March 24, 2021 (File No. 001-36603)).

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

10.4

Aircraft Time Sharing Agreements, dated as of November 6, 2015, by and between Liberty Media Corporation and the Registrant (incorporated by reference to Exhibit 10.9 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2015 filed with the Securities and Exchange Commission on February 18, 2016 (File No. 001-36603) (the “2015 Form 10-K”)).

10.5

Governance Agreement, by and among Tripadvisor, Inc. Liberty Interactive Corporation and Barry Diller, dated as of December 20, 2011 (incorporated by reference to Exhibit 99.2 to Qurate Retail, Inc.’s Schedule 13D in respect of common stock of Tripadvisor, Inc., filed with the Securities and Exchange Commission on December 30, 2011 (File No. 005-86536)).

10.6

Assignment and Assumption of Governance Agreement, made as of August 12, 2014, by and among the Registrant, Liberty Interactive Corporation and Tripadvisor, Inc. (incorporated by reference to Exhibit 7(b) to the Registrant’s Schedule 13D in respect of common stock of Tripadvisor, filed with the Securities and Exchange Commission on August 29, 2014 (File No. 005-86536)).

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

10.9

First Amendment, dated as of May 12, 2017, by and among Tripadvisor, Inc., Tripadvisor Holdings, LLC, Tripadvisor LLC, the other Subsidiary Loan Parties party thereto, the Lenders party thereto, JPMorgan Chase Bank, N.A., as administrative agent, and J.P. Morgan Europe Limited, as London agent (incorporated by reference to Exhibit 10.1 to Tripadvisor’s Current Report on Form 8-K filed with the Securities and Exchange Commission on May 15, 2017 (File No. 001-35362)).

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

10.12

Amendment and Restatement Agreement, dated as of June 29, 2023, to the Credit Agreement dated as of June 26, 2015 (as amended as of May 12, 2017, May 5, 2020 and December 17, 2020, among Tripadvisor, Inc., Tripadvisor Holdings, LLC, Tripadvisor, LLC, and other Borrowers party thereto, the Lenders party thereto and JPMorgan Chase Bank, N.A., as Administrative Agent (incorporated by reference to Exhibit 10.1 to Tripadvisor’s Current Report on Form 8-K (File No. 001-35362 filed with the SEC on July 6, 2023)).

10.13

Corporate Headquarters Lease with Normandy Gap-V Needham Building 3, LLC, as landlord, dated as of June 20, 2013 (incorporated by reference to Exhibit 10.1 to Tripadvisor's Quarterly Report on Form 10-Q for the quarter ended June 30, 2013, filed with the Securities and Exchange Commission on July 24, 2013 (File No. 001-35362) (the "Tripadvisor 10-Q")).

10.14	Guaranty dated June 20, 2013 by Tripadvisor, Inc. for the benefit of Normandy Gap-V Needham Building 3, LLC, as landlord (incorporated by reference to Exhibit 10.2 to the Tripadvisor 10-Q).
10.15

Form of Tripadvisor Media Group Master Advertising Insertion Order (incorporated by reference to Exhibit 10.23 to Tripadvisor’s Annual Report on Form 10-K for the year ended December 31, 2017 filed with the Securities and Exchange Commission on February 21, 2018 (File No. 001-35362)).

10.16+

Form of Non-Qualified Stock Option Agreement under the Liberty TripAdvisor Holdings, Inc. 2014 Omnibus Incentive Plan (Amended and Restated as of March 11, 2015) (incorporated by reference to Exhibit 10.23 to the 2015 Form 10-K).

10.17+

Amendment, dated March 14, 2018, of certain of the Registrant’s incentive plans (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2018 filed with the Securities and Exchange Commission on May 9, 2018 (File No. 001-36603)).

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

10.22

Form of Performance-Based Cash Award Agreement under the Liberty TripAdvisor Holdings, Inc. 2019 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2023 filed with the Securities and Exchange Commission on May 3, 2023 (File No. 001-36603) (the “May 2023 Form 10-Q”)).

10.23

Form of Performance-Based Cash Award Agreement between the Registrant and Gregory B. Maffei under the Liberty TripAdvisor Holdings, Inc. 2019 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.2 to the May 2023 Form 10-Q).

10.24+

Services Agreement, dated as of August 27, 2014, by and between Liberty Media Corporation and the Registrant (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on September 3, 2014 (File No. 001-36603)).

10.25+

Form of First Amendment to Services Agreement, effective as of December 13, 2019, between Liberty Media Corporation and Qurate Retail, Inc., Liberty Broadband Corporation, GCI Liberty, Inc. and the Registrant (incorporated by reference to Exhibit 10.21 to the 2019 Form 10-K).

10.26+

Executive Employment Agreement, dated effective as of December 13, 2019, between Liberty Media Corporation and Gregory B. Maffei (incorporated by reference to Exhibit 10.1 to Liberty Media Corporations’ Current Report on Form 8-K filed with the Securities and Exchange Commission on December 19, 2019 (File No. 001-357047)).

10.27+

Form of Annual Option Award Agreement between the Registrant and Gregory B. Maffei under the Liberty TripAdvisor Holdings, Inc. 2019 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on December 19, 2019 (File No. 001-36603) (the “December 2019 8-K”)).

10.28+

Form of Annual Performance-based Restricted Stock Unit Award Agreement between the Registrant and Gregory B. Maffei under the Liberty TripAdvisor Holdings, Inc. 2019 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.4 to the December 2019 8-K).

10.29+

Form of Upfront Award Agreement between the Registrant and Gregory B. Maffei under the Liberty TripAdvisor Holdings, Inc. 2019 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.5 to the December 2019 8-K).

10.30

Indenture, dated July 9, 2020, among Tripadvisor, Inc. and the guarantors party thereto and Wilmington Trust, National Association, as trustee (incorporated by reference to Exhibit 4.1 to Tripadvisor’s Current Report on Form 8-K filed with the Securities and Exchange Commission on July 9, 2020 (File No. 001-35362) (the “July 2020 8-K”)).

10.31	Form of Senior Note (included in Exhibit 10.28) (incorporated by reference to Exhibit 4.1 to the July 2020 8-K).
10.32+

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

10.33+

Form of Nonqualified Stock Option Agreement under the Liberty TripAdvisor Holdings, Inc. 2019 Omnibus Incentive Plan, as amended from time to time, for Nonemployee Directors (incorporated by reference to Exhibit 10.31 to the 2020 Form 10-K).

10.34+

Form of Restricted Stock Units Agreement under the Liberty TripAdvisor Holdings, Inc. 2019 Omnibus Incentive Plan, as amended from time to time, for Nonemployee Directors (incorporated by reference to Exhibit 10.32 to the 2020 Form 10-K).

10.35+

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

21	Subsidiaries of Liberty TripAdvisor Holdings, Inc.*
23.1	Consent of KPMG LLP.*
31.1	Rule 13a-14(a)/15d -14(a) Certification.*
31.2	Rule 13a-14(a)/15d -14(a) Certification.*
32	Section 1350 Certification.**
97	Liberty Tripadvisor Holdings, Inc. Policy for the Recovery of Erroneously Awarded Compensation*
101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.*
101.SCH	Inline XBRL Taxonomy Extension Schema Document.*
101.CAL	Inline XBRL Taxonomy Calculation Linkbase Document.*
101.LAB	Inline XBRL Taxonomy Label Linkbase Document.*
101.PRE	Inline XBRL Taxonomy Presentation Linkbase Document.*
101.DEF	Inline XBRL Taxonomy Definition Document.*
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).*

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

LIBERTY TRIPADVISOR HOLDINGS, INC.

Date: February 16, 2024	By:	/s/ GREGORY B. MAFFEI
Gregory B. Maffei Chairman, President and Chief Executive Officer

Date: February 16, 2024	By:	/s/ BRIAN J. WENDLING
Brian J. Wendling Senior Vice President and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

Signature	Title	Date

/s/Gregory B. Maffei	Chairman of the Board, President and	February 16, 2024
Gregory B. Maffei	Chief Executive Officer

/s/Brian J. Wendling	Senior Vice President and Chief Financial Officer	February 16, 2024
Brian J. Wendling	(Principal Financial Officer and Principal Accounting Officer)

/s/ Christy Haubegger	Director	February 16, 2024
Christy Haubegger

/s/Michael J. Malone	Director	February 16, 2024
Michael J. Malone

/s/Chris Mueller	Director	February 16, 2024
Chris Mueller

/s/Larry E. Romrell	Director	February 16, 2024
Larry E. Romrell

/s/Albert E. Rosenthaler	Director	February 16, 2024
Albert E. Rosenthaler

/s/J. David Wargo	Director	February 16, 2024
J. David Wargo