Form 10-Q
period 2024-03-31
Liberty TripAdvisor Holdings, Inc.
filed 2024-05-08
CIK 1606745

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2024

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

(Address, including zip code, of Registrant’s principal executive offices)

Registrant’s telephone number, including area code: (720) 875-5200

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Series A common stock	LTRPA	OTCQB Venture Market
Series B common stock	LTRPB	OTCQB Venture Market

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

Indicate by check mark whether the registrant is a shell company as defined in Rule 12b-2 of the Exchange Act. Yes ☐  No ☒

The number of outstanding shares of Liberty TripAdvisor Holdings, Inc. common stock as of April 30, 2024 was:

	Series A	Series B
Liberty TripAdvisor Holdings, Inc. common stock	73,084,484	4,232,532

Part I – Financial Information

LIBERTY TRIPADVISOR HOLDINGS, INC.

Condensed Consolidated Balance Sheets

(unaudited)

	March 31,	December 31,
	2024	2023

	amounts in millions
Assets
Current assets:
Cash and cash equivalents	$1,191	1,090
Accounts receivable and contract assets, net of allowance for credit losses of $23 million and $21 million, respectively	248	192
Income taxes receivable	44	—
Other current assets	49	42
Total current assets	1,532	1,324
Property and equipment, net	83	87
Intangible assets not subject to amortization:
Goodwill	1,380	1,387
Trademarks	521	522
	1,901	1,909
Intangible assets subject to amortization, net	116	116
Other assets	123	124
Total assets	$3,755	3,560

(continued)

See accompanying notes to condensed consolidated financial statements.

LIBERTY TRIPADVISOR HOLDINGS, INC.

Condensed Consolidated Balance Sheets (Continued)

(unaudited)

	March 31,	December 31,
	2024	2023

	amounts in millions
Liabilities and Equity
Current liabilities:
Deferred merchant and other payables	$413	265
Current portion of debt, including $311 million measured at fair value as of March 31, 2024	311	—
Deferred revenue	82	49
Series A Preferred Stock liability (note 6)	254	—
Accrued liabilities and other current liabilities	440	262
Total current liabilities	1,500	576
Long-term debt, including $0 and $287 million measured at fair value as of March 31, 2024 and December 31, 2023, respectively (note 5)	894	1,180
Deferred income tax liabilities	56	49
Financial instrument liabilities (note 4)	6	21
Series A Preferred Stock liability (note 6)	—	249
Other liabilities	180	253
Total liabilities	2,636	2,328
Equity:
Series A common stock, $.01 par value. Authorized 200,000,000 shares; issued and outstanding 73,084,484 shares at March 31, 2024 and 73,066,321 at December 31, 2023	1	1
Series B common stock, $.01 par value. Authorized shares 7,500,000; issued and outstanding 4,232,532 shares at March 31, 2024 and 4,057,532 at December 31, 2023	—	—
Series C common stock, $.01 par value. Authorized 200,000,000 shares; no shares issued	—	—
Additional paid-in capital	302	307
Accumulated other comprehensive earnings (loss), net of taxes	(17)	(2)
Retained earnings (deficit)	(790)	(724)
Total stockholders' equity	(504)	(418)
Noncontrolling interests in equity of subsidiaries	1,623	1,650
Total equity	1,119	1,232
Commitments and contingencies (note 8)
Total liabilities and equity	$3,755	3,560

See accompanying notes to condensed consolidated financial statements.

LIBERTY TRIPADVISOR HOLDINGS, INC.

Condensed Consolidated Statements of Operations

(unaudited)

	Three months ended
	March 31,
	2024	2023

	amounts in millions, except
	per share amounts
Total revenue, net	$395	371
Operating costs and expenses:
Operating expense, including stock-based compensation (note 2)	111	97
Selling, general and administrative, including stock-based compensation (note 2)	280	270
Depreciation and amortization	22	21
	413	388
Operating income (loss)	(18)	(17)
Other income (expense):
Interest expense	(17)	(16)
Dividend and interest income	13	11
Realized and unrealized gains (losses) on financial instruments, net	(44)	(8)
Other, net	(3)	(1)
	(51)	(14)
Earnings (loss) before income taxes	(69)	(31)
Income tax (expense) benefit	(43)	(57)
Net earnings (loss)	(112)	(88)
Less net earnings (loss) attributable to noncontrolling interests	(46)	(57)
Net earnings (loss) attributable to Liberty TripAdvisor Holdings, Inc. shareholders	$(66)	(31)

Basic net earnings (loss) attributable to Series A and Series B Liberty TripAdvisor Holdings, Inc. shareholders per common share (note 3):	$(0.86)	(0.41)
Diluted net earnings (loss) attributable to Series A and Series B Liberty TripAdvisor Holdings, Inc. shareholders per common share (note 3):	$(0.86)	(0.41)

See accompanying notes to condensed consolidated financial statements.

LIBERTY TRIPADVISOR HOLDINGS, INC.

Condensed Consolidated Statements of Comprehensive Earnings (Loss)

(unaudited)

	Three months ended
	March 31,
	2024	2023

	amounts in millions
Net earnings (loss)	$(112)	(88)
Other comprehensive earnings (loss), net of taxes:
Foreign currency translation adjustments	(12)	7
Credit risk on fair value debt instruments gains (loss)	(13)	(11)
Reclassification adjustments included in net income (loss), net of tax	3	—
Other comprehensive earnings (loss)	(22)	(4)
Comprehensive earnings (loss)	(134)	(92)
Less comprehensive earnings (loss) attributable to the noncontrolling interests	(53)	(52)
Comprehensive earnings (loss) attributable to Liberty TripAdvisor Holdings, Inc. shareholders	$(81)	(40)

See accompanying notes to condensed consolidated financial statements.

LIBERTY TRIPADVISOR HOLDINGS, INC.

Condensed Consolidated Statements of Cash Flows

(unaudited)

	Three months ended
	March 31,
	2024	2023

	amounts in millions
Cash flows from operating activities:
Net earnings (loss)	$(112)	(88)
Adjustments to reconcile net earnings (loss) to net cash provided by operating activities
Depreciation and amortization	22	21
Stock-based compensation	28	23
Realized and unrealized (gains) losses on financial instruments, net	44	8
Deferred income tax expense (benefit)	8	6
Other charges (credits), net	9	6
Changes in operating assets and liabilities
Current and other assets	(63)	(54)
Payables and other liabilities	200	212
Net cash provided (used) by operating activities	136	134
Cash flows from investing activities:
Capital expended for property and equipment, including capitalized website development	(16)	(16)
Net cash provided (used) by investing activities	(16)	(16)
Cash flows from financing activities:
Payment of withholding taxes on net share settlements of equity awards	(10)	(9)
Other financing activities, net	(2)	(2)
Net cash provided (used) by financing activities	(12)	(11)
Effect of foreign currency exchange rates on cash, cash equivalents and restricted cash	(7)	3
Net increase (decrease) in cash, cash equivalents and restricted cash	101	110
Cash, cash equivalents and restricted cash at beginning of period	1,090	1,053
Cash, cash equivalents and restricted cash at end of period	$1,191	1,163

See accompanying notes to condensed consolidated financial statements.

LIBERTY TRIPADVISOR HOLDINGS, INC.

Condensed Consolidated Statements of Equity

(unaudited)

	Stockholders' equity

					Accumulated		Noncontrolling
				Additional	other		interest in
	Common Stock			paid-in	comprehensive	Retained	equity of	Total
	Series A	Series B	Series C	capital	earnings (loss)	earnings (deficit)	subsidiaries	equity

	amounts in millions
Balance at January 1, 2024	$1	—	—	307	(2)	(724)	1,650	1,232
Net earnings (loss)	—	—	—	—	—	(66)	(46)	(112)
Other comprehensive earnings (loss)	—	—	—	—	(15)	—	(7)	(22)
Stock-based compensation	—	—	—	7	—	—	24	31
Withholding taxes on net share settlements of stock-based compensation	—	—	—	(10)	—	—	—	(10)
Shares issued by subsidiary	—	—	—	(2)	—	—	2	—
Balance at March 31, 2024	$1	—	—	302	(17)	(790)	1,623	1,119

	Stockholders' equity

					Accumulated		Noncontrolling
				Additional	other		interest in
	Common Stock			paid-in	comprehensive	Retained	equity of	Total
	Series A	Series B	Series C	capital	earnings (loss)	earnings (deficit)	subsidiaries	equity

	amounts in millions
Balance at January 1, 2023	$1	—	—	287	9	(439)	2,404	2,262
Net earnings (loss)	—	—	—	—	—	(31)	(57)	(88)
Other comprehensive earnings (loss)	—	—	—	—	(9)	—	5	(4)
Stock-based compensation	—	—	—	6	—	—	19	25
Withholding taxes on net share settlements of stock-based compensation	—	—	—	(9)	—	—	—	(9)
Shares issued by subsidiary	—	—	—	(3)	—	—	3	—
Balance at March 31, 2023	$1	—	—	281	—	(470)	2,374	2,186

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

The accompanying (a) condensed consolidated balance sheet as of December 31, 2023, which has been derived from audited financial statements, and (b) the interim unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X as promulgated by the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of the results for such periods have been included. Additionally, certain prior period amounts have been reclassified for comparability with the current period presentation, none of which were material to the presentation of the accompanying unaudited condensed consolidated financial statements. The results of operations for any interim period are not necessarily indicative of results for the full year. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes for the year ended December 31, 2023 as presented in the Company’s Annual Report on Form 10-K for the year ended December 31, 2023.

Under the accounting guidance in Accounting Standards Codification Topic 205, Presentation of Financial Statements (“ASC 205”), when preparing financial statements for each annual and interim reporting period, management has the responsibility to evaluate whether there are conditions or events, considered in the aggregate, that raise substantial doubt about the Company’s ability to continue as a going concern within one year after the date that the financial statements are issued. As a result of the considerations articulated below, we believe there is substantial doubt about the Company’s ability to continue as a going concern within one year after the date that the financial statements are issued.

In applying the accounting guidance in ASC 205, TripCo considered its current financial condition and liquidity sources, including current funds available, forecasted future cash flows and its conditional and unconditional obligations due over the twelve months after the date that its financial statements were issued. The Company specifically considered the redemption of the Series A Preferred Stock and TripCo’s 0.50% Exchangeable Senior Debentures due 2051 (the “Debentures”) in its analysis.

As disclosed in note 6, TripCo’s 8% Series A Cumulative Redeemable Preferred Stock, par value $0.01 per share (the “Series A Preferred Stock”) is required to be redeemed for cash on March 27, 2025.  As of March 31, 2024, the Redemption Price (as defined in note 6) of the Series A Preferred Stock was $281 million. As disclosed in note 5, the Debentures may be redeemed by TripCo, in whole or in part, on or after March 27, 2025. Holders of the Debentures also have the right to require TripCo to purchase their Debentures on March 27, 2025. As of March 31, 2024, the fair value of the Debentures was $311 million. If all holders exchanged their Debentures on March 27, 2025 and upon the redemption of the Company’s Series A Preferred Stock, TripCo would not have sufficient cash on hand to cover these obligations as of March 31, 2024. We note that Tripadvisor has sufficient cash to cover these obligations, but TripCo does not have ready access to Tripadvisor’s cash.  TripCo could sell shares of Tripadvisor common stock (“TRIP common stock”) in order to cover its obligations, but given the share price of TRIP common stock as of March 31, 2024, TripCo would no longer retain a significant economic or voting interest in Tripadvisor if it were to do so.

On February 9, 2024, TripCo’s board of directors authorized TripCo to engage in discussions with respect to a potential transaction (“Potential Transaction”), pursuant to which all of the outstanding stock of TripCo and all of the outstanding common stock and Class B common stock of Tripadvisor, would be acquired concurrently for cash. The board of directors of Tripadvisor has formed a special committee comprised of independent and disinterested directors of the board of directors of Tripadvisor (“Special Committee”). TripCo and the Special Committee have ceased discussions with third parties with respect to a Potential Transaction. Strategic alternatives with respect to TripCo remain under

LIBERTY TRIPADVISOR HOLDINGS, INC.

Notes to Condensed Consolidated Financial Statements

(unaudited)

consideration. In light of current circumstances, management’s plans do not alleviate the substantial doubt that the entity will continue as a going concern.

The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The consolidated financial statements do not include any adjustments that might be necessary should the Company be unable to continue as a going concern. The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates. The Company considers (i) recognition and recoverability of goodwill, intangible and long-lived assets and (ii) accounting for income taxes to be its most significant estimates.

Tripadvisor and the Company were negatively impacted by the risks and uncertainties related to the COVID-19 pandemic and Tripadvisor’s business would be adversely and materially affected upon a resurgence of COVID-19 or the emergence of any new pandemic or other health crisis that results in reinstated travel bans and/or other government restrictions and mandates. Following the lifting of restrictions in connection with the COVID-19 pandemic, travel demand increased. In addition, the U.S. and other countries have seen significant increased inflation and decreases in discretionary spending patterns by consumers. If macroeconomic conditions deteriorate, consumer demand and spending may decline, Tripadvisor may not be able to pass on increased costs to its customers and Tripadvisor’s inability or failure to navigate the macroeconomic environment could harm its business, results of operations and financial condition.

Additionally, natural disasters, public health-related events, political instability, geopolitical conflicts, including the evolving events in the Middle East, acts of terrorism, fluctuations in currency values, and changes in global economic conditions are examples of other events that could have a negative impact on the travel industry, and, as a result, Tripadvisor’s financial results in the future.

Consumer travel expenditures have historically followed a seasonal pattern. Correspondingly, travel partner advertising investments, and therefore Tripadvisor’s revenue and operating profits, have also historically followed a seasonal pattern. Tripadvisor’s financial performance tends to be seasonally highest in the second and third quarters of a given year, which includes the seasonal peak in consumer demand, including traveler accommodation stays, and travel experiences taken, compared to the first and fourth quarters, which represent seasonal low points. In addition, during the first half of the year, experience bookings typically exceed the amount of completed experiences, resulting in higher cash flow related to working capital, while during the second half of the year, particularly in the third quarter, this pattern reverses and cash flows from these transactions are typically negative. Other factors may also impact typical seasonal fluctuations, such as significant shifts in Tripadvisor’s business mix, adverse economic conditions, or public health-related events, as well as other factors.

TripCo has entered into certain agreements, including the services agreement, the facilities sharing agreement and the tax sharing agreement, with Qurate Retail, Inc. (“Qurate Retail”) and/or Liberty Media Corporation (“Liberty Media”) (or certain of their subsidiaries).  Pursuant to the services agreement (except as described below in respect to Gregory B. Maffei), Liberty Media provides TripCo with general and administrative services including legal, tax, accounting, treasury, information technology, cybersecurity and investor relations support. TripCo reimburses Liberty Media for direct, out-of-pocket expenses incurred by Liberty Media in providing these services and TripCo pays a services fee to Liberty Media under the services agreement that is subject to adjustment semi-annually, as necessary.

Pursuant to the services agreement, in connection with Liberty Media’s employment arrangement with Gregory B. Maffei, TripCo’s Chairman, President and Chief Executive Officer, components of Mr. Maffei’s compensation will either be paid directly to him or reimbursed to Liberty Media, in each case, based on allocations among Liberty Media and the Service Companies set forth in the amended services agreement, currently set at 5% for the Company but subject to adjustment on an annual basis and upon the occurrence of certain events.

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

Under these agreements, approximately $1 million was reimbursable to Liberty Media for both of the three months ended March 31, 2024 and 2023.

(2) Stock-Based Compensation

TripCo - Equity Awards

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

Included in the accompanying condensed consolidated statements of operations are the following amounts of stock-based compensation, the majority of which relates to Tripadvisor as discussed below:

	Three months ended
	March 31,
	2024	2023

	amounts in millions
Operating expense	$12	10
Selling, general and administrative expense	16	13
	$28	23

Stock-based compensation expense related to Tripadvisor was $28 million and $23 million for the three months ended March 31, 2024 and 2023, respectively.

TripCo - Outstanding Awards

As of March 31, 2024, there were 1,035 thousand TripCo Series A common stock (“LTRPA”) outstanding and exercisable at a weighted average exercise price (“WAEP”) of $6.04 and a weighted average remaining contractual life of 3.1 years. There were no options to purchase LTRPA granted, exercised or canceled during the three months ended March 31, 2024.

As of March 31, 2024, there were 600 thousand TripCo Series B common stock (“LTRPB”) options outstanding and exercisable at a WAEP of $4.23 and a weighted average remaining contractual life of 3.6 years.  There were no grants or exercises of LTRPB during the three months ended March 31, 2024. On May 31, 2023, TripCo and our CEO agreed that TripCo would cancel the CEO’s vested and unexercised nonqualified stock options to purchase 1.8 million shares of LTRPB, which had been granted in December 2014 with an exercise price equal to $27.83 per share, in exchange for an

LIBERTY TRIPADVISOR HOLDINGS, INC.

Notes to Condensed Consolidated Financial Statements

(unaudited)

immaterial cash payment.

During the three months ended March 31, 2024, pursuant to an agreement among TripCo, Liberty Media and our CEO, TripCo granted a cash award equal to $875,000 in satisfaction of the annual grant pursuant to which he was entitled under his employment agreement. The cash award cliff vests one year from the month of grant, subject to the satisfaction of certain performance objectives. Performance objectives, which are subjective, are considered in determining the timing and amount of the compensation expense recognized. When the satisfaction of the performance objectives becomes probable, the Company records compensation expense. The probability of satisfying the performance objectives is assessed at the end of each reporting period.

As of March 31, 2024, the total unrecognized compensation cost related to unvested Awards was approximately $807 thousand. Such amount will be recognized in the Company's condensed consolidated statements of operations over a weighted average period of approximately one year.

As of March 31, 2024, TripCo reserved 1.6 million shares of LTRPA and LTRPB for issuance under exercise privileges of outstanding stock options.

Tripadvisor Equity Grant Awards

The following table presents the number and WAEP of the Awards to purchase TRIP common stock granted to certain officers, employees and directors of Tripadvisor.

			Weighted
			average
	TRIP		remaining	Aggregate
	common stock		contractual	intrinsic
	options	WAEP	life	value
	in thousands		in years	in millions
Outstanding at January 1, 2024	3,927	$35.56
Granted	28	$24.82
Exercised	(80)	24.36
Cancelled or expired	(188)	$50.00
Outstanding at March 31, 2024	3,687	$34.98	5.0	$8
Exercisable at March 31, 2024	2,841	$38.34	4.1	$3
Vested and expected to vest after March 31, 2024	3,541	$35.30	4.9	$8

Tripadvisor’s stock options generally have a term of ten years from the date of grant and typically vest equally over a four-year requisite service period. Tripadvisor amortizes the GDFV of its stock option grants as stock-based compensation expense over the vesting term on a straight-line basis, with the amount of compensation expense recognized at any date at least equaling the portion of the GDFV of the award that is vested at that date. The weighted average GDFV of options issued was $13.20 per share for the three months ended March 31, 2024.

Additionally, during the three months ended March 31, 2024, Tripadvisor granted approximately 6 million units, vested and released approximately 2 million units, and had cancellations of approximately 373 thousand units, which included primarily service-based RSUs, as well as a limited number of performance-based RSUs (“PSUs”) and market-based restricted stock units (“MSUs”) under the TripAdvisor, Inc. 2018 Stock and Annual Incentive Plan. The estimated GDFV per RSU and PSU was measured based on the quoted price of TRIP common stock at the date of the grant, with PSUs calculated upon the establishment of performance targets and amortized on a straight-line basis over the requisite service period. Based upon actual attainment relative to the target financial metrics, employees have the ability to receive up to 200% of the target number originally granted, or to be issued none at all.  As the MSUs provide for vesting based upon Tripadvisor’s total shareholder return, or “TSR,” performance, the potential outcomes of future stock prices and TSR

LIBERTY TRIPADVISOR HOLDINGS, INC.

Notes to Condensed Consolidated Financial Statements

(unaudited)

of Tripadvisor and the Nasdaq Composite Total Return Index, was used to calculate the GDFV of these awards. The weighted average GDFV for RSUs, PSUs and MSUs granted, vested and released, and cancelled during the three months ended March 31, 2024 was $26.86 per share, $23.85 per share, and $19.05 per share, respectively.

As of March 31, 2024, the total unrecognized compensation cost related to Tripadvisor stock-based awards, substantially RSUs, was approximately $352 million and will be recognized over a weighted average period of approximately 3.0 years.

(3) Earnings (Loss) Per Common Share (“EPS”)

Basic EPS is computed by dividing net earnings (loss) by the weighted average number of common shares outstanding (“WASO”) for the period. Diluted EPS presents the dilutive effect on a per share basis of potential common shares as if they had been converted at the beginning of the periods presented. Excluded from EPS for the three months ended March 31, 2024 and 2023 are 1 million and 3 million, respectively, of potential common shares due to stock options because their inclusion would be antidilutive.

	TripCo Common Stock
	Three months ended
	March 31,
	2024	2023

	number of shares in millions
Basic WASO	77	76
Potentially dilutive shares (1)	1	2
Diluted WASO	78	78

(1)	Potentially dilutive shares are excluded from the computation of diluted EPS during periods in which losses are reported since the result would be antidilutive.

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

LIBERTY TRIPADVISOR HOLDINGS, INC.

Notes to Condensed Consolidated Financial Statements

(unaudited)

The Company’s assets and liabilities measured at fair value are as follows:

	March 31, 2024			December 31, 2023
		Quoted prices	Significant		Quoted prices	Significant
		in active	other		in active	other
		markets for	observable		markets for	observable
		identical assets	inputs		identical assets	inputs
Description	Total	(Level 1)	(Level 2)	Total	(Level 1)	(Level 2)

	amounts in millions
Cash equivalents	$371	371	—	404	404	—
TripCo Exchangeable Senior Debentures due 2051	$311	—	311	287	—	287
Financial instrument liabilities, net	$48	—	48	15	—	15

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

The fair value of the Debentures is based on quoted market prices but the Debentures are not considered to be traded on “active markets.” Accordingly, they are reported in the foregoing table as Level 2 fair value.

On August 10, 2022, TripSPV, a wholly owned subsidiary of the Company, amended its variable prepaid forward (“VPF”) with a financial institution with respect to 2.4 million shares of TRIP common stock held by the Company. Pursuant to the amendment, the VPF has a forward floor price of $23.64 per share and a forward cap price of $29.24 per share. The VPF is included in financial instrument liabilities in the condensed consolidated balance sheet as of March 31, 2024. The fair value of the VPF (Level 2) was $6 million as of December 31, 2023 and is included in other assets in the condensed consolidated balance sheet.

As a result of the Repurchase Agreement, as described in note 6, TripCo determined the Series A Preferred Stock required liability treatment and needed to be bifurcated between a debt host and derivative (the “Preferred Stock Derivative”). The Preferred Stock Derivative was recorded at fair value upon the reclassification from temporary equity.  Changes in the fair values of the VPF and Preferred Stock Derivative are recognized in realized and unrealized gains (losses) on financial instruments in the condensed consolidated statements of operations. The Preferred Stock Derivative is included in accrued liabilities and other current liabilities in the condensed consolidated balance sheet as of March 31, 2024 and in financial instrument liabilities in the condensed consolidated balance sheet as of December 31, 2023.

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

LIBERTY TRIPADVISOR HOLDINGS, INC.

Notes to Condensed Consolidated Financial Statements

(unaudited)

Realized and Unrealized Gains (Losses) on Financial Instruments

Realized and unrealized gains (losses) on financial instruments are comprised of changes in the fair value of the following:

	Three months ended
	March 31,
	2024	2023

	amounts in millions
TripCo Exchangeable Senior Debentures due 2051	(11)	(10)
Financial instrument liabilities, net	(33)	2
	$(44)	(8)

The Company has elected to account for the Debentures using the fair value option. Changes in the fair value of the Debentures and financial instrument assets and liabilities recognized in the condensed consolidated statement of operations are primarily due to market factors primarily driven by changes in the fair value of the underlying shares of the financial instruments. The Company isolates the portion of the unrealized gain (loss) attributable to the change in the instrument specific credit risk and recognizes such amount in other comprehensive earnings (loss).  The change in the fair value of the Debentures attributable to changes in the instrument specific credit risk was a loss of $13 million and a loss of $11 million for the three months ended March 31, 2024 and 2023, respectively.  The cumulative change was a gain of $16 million as of March 31, 2024.

(5) Debt

Outstanding debt at March 31, 2024 and December 31, 2023 is summarized as follows:

	March 31,	December 31,
	2024	2023

	amounts in millions
TripCo Exchangeable Senior Debentures due 2051	$311	287
TripCo variable prepaid forward	54	53
Tripadvisor Credit Facility	—	—
Tripadvisor Senior Notes due 2025	500	500
Tripadvisor Convertible Senior Notes due 2026	345	345
Deferred financing costs	(5)	(5)
Total consolidated TripCo debt	1,205	1,180
Debt classified as current	(311)	—
Total long-term debt	$894	1,180

TripCo Exchangeable Senior Debentures due 2051

On March 25, 2021, TripCo issued $300 million aggregate original principal amount of the Debentures.  Pursuant to the terms of the offering, on March 31, 2021, the initial purchasers notified the Company of their intention to exercise the option to purchase $30 million aggregate original principal amount of additional Debentures. The additional Debentures were issued on April 5, 2021. Upon an exchange of Debentures, TripCo, at its option, may deliver shares of TRIP common stock or the value thereof in cash or a combination of shares of TRIP common stock and cash. Initially, 14.3299 shares of TRIP common stock are attributable to each $1,000 original principal amount of Debentures, representing an initial exchange price of approximately $69.78 for each share of TRIP common stock. A total of approximately 4.7 million shares of TRIP common stock are attributable to the Debentures. Interest is payable quarterly on March 31, June 30, September 30 and December 31 of each year, commencing June 30, 2021. The Debentures may be redeemed by TripCo, in whole or in part, on or after March 27, 2025. Holders of the Debentures also have the right to require TripCo to purchase their

LIBERTY TRIPADVISOR HOLDINGS, INC.

Notes to Condensed Consolidated Financial Statements

(unaudited)

Debentures on March 27, 2025. Accordingly, the Debentures are classified as current debt in the condensed consolidated balance sheet as of March 31, 2024. The redemption and purchase price will generally equal 100% of the adjusted principal amount of the Debentures plus accrued and unpaid interest to the redemption date, plus any final period distribution.

TripCo used a portion of the net proceeds from the sale of the Debentures to fund the cash portion of the purchase price for the repurchase of a portion of the Series A Preferred Stock (see note 6 below).

TripCo Variable Prepaid Forward

The VPF matures in November 2025. At maturity, the accreted loan amount due will be approximately $57 million.  As of March 31, 2024, 2.4 million shares of TRIP common stock, with a value of approximately $67 million, were pledged as collateral pursuant to the VPF contract.

Tripadvisor Credit Facility

Tripadvisor is party to a credit agreement with a group of lenders, initially entered into in June 2015 and, most recently, amended and restated in June 2023, which, among other things, provides for a $500 million secured revolving credit facility (the “Credit Facility”). The Credit Facility has a maturity date of June 29, 2028 (unless, on any date that is 91 days prior to the final scheduled maturity date in respect of any indebtedness outstanding under certain “specified debt,” the aggregate outstanding principal amount of such specified debt is $200 million or more then the maturity date will be such business day).

As of March 31, 2024 and December 31, 2023, Tripadvisor had no outstanding borrowings under the Credit Facility and had issued $3 million and $4 million, respectively, of undrawn standby letters of credit under the Credit Facility. Tripadvisor’s Credit Facility also includes $15 million of borrowing capacity available for letters of credit and $40 million for swing line borrowings on same-day notice.

The Credit Facility, among other things, requires Tripadvisor to maintain a maximum total net leverage ratio of 4.5 to 1.0 and contains certain customary affirmative and negative covenants and events of default, including a change of control.

Capped Call Transactions

In connection with the issuance of the 2026 Convertible Senior Notes, Tripadvisor entered into privately negotiated capped call transactions (the “Capped Calls”) with certain of the initial purchasers of the 2026 Convertible Senior Notes and/or their respective affiliates and/or other financial institutions at a cost of approximately $35 million.

The Capped Calls are considered indexed to Tripadvisor’s own stock and are considered equity under GAAP. The Capped Calls are reported as a reduction to additional paid-in-capital and noncontrolling interest in equity of subsidiaries within stockholders’ equity as of March 31, 2024 and December 31, 2023.

Fair Value of Debt

As of March 31, 2024, Tripadvisor estimated the fair value of its outstanding 7% Senior Notes due 2025 (“2025 Senior Notes”) to be approximately $502 million and the fair value of its outstanding 0.25% Convertible 2026 Senior Notes (“2026 Convertible Senior Notes”) to be approximately $323 million. Tripadvisor considers the 2025 Senior Notes and the 2026 Convertible Senior Notes (collectively, the “Senior Notes”) to be “Level 2” fair value measurements. The estimated fair values of the Senior Notes are based on recently reported market transactions and/or prices for identical or similar financial instruments obtained from a third-party pricing source.

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

There were 187,414 shares of Series A Preferred Stock authorized, issued and outstanding at March 31, 2024 and December 31, 2023.

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

Redemption

The Company is required to redeem for cash shares of Series A Preferred Stock on the earlier of (i) the first business

LIBERTY TRIPADVISOR HOLDINGS, INC.

Notes to Condensed Consolidated Financial Statements

(unaudited)

day after the fifth anniversary of March 26, 2020, or (ii) subject to certain exceptions, a change in control of TripCo. The “Redemption Price” in a mandatory redemption will equal the greater of (i) the sum of the liquidation value on the redemption date, plus all unpaid dividends accrued since the last dividend date, and (ii) the product of the (x) initial liquidation value, multiplied by (y) an accretion factor (determined based on a formula set forth in the Certificate of Designations) with respect to the TRIP common stock, less (z) the aggregate amount of all dividends paid in cash or shares of Eligible Common Stock from March 26, 2020 through the applicable redemption date. As a result of the redemption date, the Series A Preferred Stock is classified as a current liability in the condensed consolidated balance sheet as of March 31, 2024.

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

LIBERTY TRIPADVISOR HOLDINGS, INC.

Notes to Condensed Consolidated Financial Statements

(unaudited)

Recognition

Prior to the partial redemption, as the Series A Preferred Stock was redeemable and the redemption triggers were outside of TripCo’s control, the Company was required to classify the shares outside of permanent equity.  The Company calculated the carrying value of the Series A Preferred Stock pursuant to the Redemption Price calculation, and any changes in the carrying value of the Series A Preferred Stock were recorded directly to retained earnings. Immediately prior to the partial redemption, the Company recognized a $410 million decrease to retained earnings related to the value of the Series A Preferred Stock. As a result of the Repurchase Agreement, the Series A Preferred Stock may no longer be settled in shares of TripCo or TRIP common stock and the Purchaser no longer has the ability to participate on the TripCo board of directors purely through ownership of Series A Preferred Stock. Following an evaluation of the accounting impact of these changes, we concluded the Series A Preferred Stock is a debt host with an equity-indexed derivative that is required to be bifurcated. Accordingly, the Series A Preferred Stock was required to be measured at fair value, through retained earnings, in connection with the reclassification from temporary equity to a liability.  The fair value of the Series A Preferred Stock was estimated to be $40 million lower than its redemption value and such amount was recorded as an increase to retained earnings. The debt host component is included in the preferred stock liability on the condensed consolidated balance sheet and will be accreted through interest expense to the amount to be paid upon settlement. The Preferred Stock Derivative is included in financial instrument liabilities at fair value in the condensed consolidated balance sheet.  As of March 31, 2024, the estimated fair value of the debt host component was $255 million, based on the present value of the liquidation price on the redemption date (Level 2). The Preferred Stock Derivative is included in financial instrument liabilities at fair value in the condensed consolidated balance sheets.

(7) Stockholders’ Equity

Preferred Stock

TripCo’s preferred stock is issuable, from time to time, with such powers, designations, preferences and relative, participating, optional or other rights and qualifications, limitations or restrictions thereof, as shall be stated and expressed in a resolution or resolutions providing for the issue of such preferred stock adopted by TripCo’s board of directors.  See note 6 for a description of the Series A Preferred Stock.

Common Stock

LTRPA entitles the holders to one vote per share, LTRPB entitles the holders to ten votes per share and LTRPK, except as otherwise required by applicable law, entitles the holder to no voting rights.  As of March 31, 2024, no shares of LTRPK have been issued. All series of TripCo common stock participate on an equal basis with respect to dividends and distributions.

Subsidiary Purchases of Common Stock

On September 7, 2023, Tripadvisor’s board of directors authorized the repurchase of $250 million in shares of its common stock under a new share repurchase program. This new share repurchase program, which has a term of two years, does not obligate Tripadvisor to acquire any particular number of shares and may be modified, suspended or discontinued at any time. As of March 31, 2024, Tripadvisor had $225 million remaining available to repurchase shares of its common stock under its share repurchase program.

(8) Commitments and Contingencies

Litigation

In the ordinary course of business, the Company and its subsidiaries are parties to legal proceedings and claims arising out of our operations. These matters may relate to claims involving patent and intellectual property rights (including alleged privacy, infringement of third-party intellectual property rights), tax matters (including value-added, excise, transient occupancy and accommodation taxes), regulatory compliance (including competition and consumer matters), defamation

LIBERTY TRIPADVISOR HOLDINGS, INC.

Notes to Condensed Consolidated Financial Statements

(unaudited)

and other claims. Although it is reasonably possible that the Company may incur losses upon conclusion of such matters, an estimate of any loss or range of loss cannot be made. In the opinion of management, it is expected that amounts, if any, which may be required to satisfy such contingencies will not be material in relation to the accompanying condensed consolidated financial statements.

As of March 31, 2024, Tripadvisor established an accrual in the amount of $10 million for a potential regulatory matter within Tripadvisor’s alternative accommodation rentals offering. This accrual was recorded to selling, general and administrative, including stock-based compensation in the condensed consolidated statements of operations and accrued liabilities and other current liabilities in the condensed consolidated balance sheet. This accrual is based on Tripadvisor’s best estimate of probable loss; the ultimate resolution of this contingency may be greater or less than the liability recorded.

Income Tax Matters

Tripadvisor received Notices of Proposed Adjustments from the IRS with respect to income tax returns filed by Expedia when Tripadvisor was part of Expedia Group’s consolidated income tax return for the 2014, 2015, and 2016 tax years. The assessment was related to certain transfer pricing arrangements with foreign subsidiaries, for which Tripadvisor had requested competent authority assistance under the Mutual Agreement Procedure (“MAP”) for the 2014 through 2016 tax years. In January 2024, Tripadvisor  received notification of a MAP resolution agreement for the 2014 through 2016 tax years, which it accepted in February 2024. In the first quarter of 2024, Tripadvisor recorded additional income tax expense as a discrete item, inclusive of interest, of $46 million related to this settlement on the condensed consolidated statement of operations. Tripadvisor reviewed the impact of the acceptance of this settlement position against its existing transfer pricing income tax reserves for the subsequent open tax years during the first quarter of 2024, which resulted in an income tax benefit, inclusive of estimated interest, of $4 million. The net impact of these adjustments resulted in an incremental income tax expense on the condensed consolidated statement of operations of $42 million for the three months ended March 31, 2024. Tripadvisor anticipates this will result in an estimated net operating cash outflow of $110 million to $120 million, inclusive of related interest expense, to be substantially settled during the second quarter of 2024.

As of December 31, 2023, Tripadvisor had recorded $153 million of unrecognized tax benefits, inclusive of interest, which were primarily included in other liabilities on the condensed consolidated balance sheet. As a result of the Company's acceptance of MAP with the IRS for the years 2014 through 2016, and its impact on other ongoing IRS audits, as described above, Tripadvisor reduced this unrecognized tax benefits liability by $79 million during the three months ended March 31, 2024, by reclassifying this balance to accrued liabilities and other current liabilities on the consolidated balance sheet, representing a short-term payment obligation to the IRS, and increasing the current income taxes receivable balance by $40 million, representing anticipated short-term competent authority relief, or payment due from a foreign jurisdiction.

In addition, as disclosed in the Annual Report on Form 10-K for the year ended December 31, 2023, Tripadvisor received a NOPA from the IRS for the 2009, 2010, and 2011 tax years relating to certain transfer pricing arrangements with its foreign subsidiaries. In response, Tripadvisor requested competent authority assistance under MAP for the 2009 through 2011 tax years. In January 2023, Tripadvisor received a final notice from the IRS regarding a MAP resolution agreement for the 2009 through 2011 tax years, which Tripadvisor accepted in February 2023. In the first quarter of 2023, Tripadvisor recorded additional income tax expense as a discrete item, inclusive of interest, of $31 million specifically related to this settlement on the condensed consolidated statement of operations. During the first quarter of 2023, Tripadvisor reviewed the impact of the acceptance of this settlement position against its existing transfer pricing income tax reserves for the subsequent tax years, which resulted in incremental income tax expense, inclusive of estimated interest, of $24 million. The net impact of these adjustments resulted in an incremental income tax expense of $55 million, which was recognized during the three months ended March 31, 2023.

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

We have three reportable segments: (1) Brand Tripadvisor; (2) Viator; and (3) TheFork.

●	Brand Tripadvisor – This segment includes Tripadvisor-branded hotels revenue, which consists of hotel meta revenue, primarily click-based advertising revenue, and hotel business to business revenue, which includes primarily subscription-based advertising and hotel sponsored placements revenue; Media and advertising revenue, which consists primarily of display-based advertising revenue; Tripadvisor experiences and dining revenue, which consists of intercompany (intersegment) revenue related to affiliate marketing commissions earned from experience bookings, and to a lesser extent, restaurant reservation bookings on Tripadvisor-branded websites and mobile apps, fulfilled by Viator and TheFork, respectively, which are eliminated on a consolidated basis, in addition to external revenue generated from Tripadvisor restaurant offerings; as well as other revenue, which consists of cruises, alternative accommodation rentals, flights and rental car revenue.
●	Viator – Tripadvisor provides information and services for consumers to research and book tours, activities and experiences in popular travel destinations through Viator.
●	TheFork – Tripadvisor provides information and services for consumers to research and book restaurants in popular travel destinations through this dedicated restaurant reservations offering.

The segment disclosure includes intersegment revenues, which consist of affiliate marketing fees for services provided by the Brand Tripadvisor segment to both the Viator and TheFork segments. These intersegment transactions are recorded by each segment at amounts that approximate fair value as if the transactions were between third parties, and therefore, impact segment performance. However, the revenue and corresponding expense are eliminated in consolidation. The elimination of such intersegment transactions is included within Corporate and eliminations in the tables below.

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

LIBERTY TRIPADVISOR HOLDINGS, INC.

Notes to Condensed Consolidated Financial Statements

(unaudited)

	Three months ended
	March 31,
	2024	2023

Major Products/Revenue Sources:	amounts in millions
Brand Tripadvisor
Tripadvisor-branded hotels	$159	168
Media and advertising	33	30
Tripadvisor experiences and dining	36	33
Other	12	13
Total Brand Tripadvisor	240	244

Viator	141	115
TheFork	41	35
Intersegment eliminations	(27)	(23)
Total Revenue	$395	371

The following table provides information about the balances of accounts receivable and contract assets, net of allowance for credit losses, from contracts with customers:

	March 31, 2024	December 31, 2023

	amounts in millions
Accounts receivable	$223	177
Contract assets	25	15
Total	$248	192

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

Contract liabilities generally include payments received in advance of performance under the contract, and are realized as revenue as the performance obligation to the customer is satisfied, which Tripadvisor presents as deferred revenue on its consolidated balance sheets, including amounts that are refundable. As of January 1, 2024 and 2023, Tripadvisor had $49 million and $44 million, respectively,  recorded as deferred revenue on its condensed consolidated balance sheets, of which $28 million was recognized as revenue and $2 million was refunded due to cancellations by travelers during each of the three months ended March 31, 2024 and 2023.

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

LIBERTY TRIPADVISOR HOLDINGS, INC.

Notes to Condensed Consolidated Financial Statements

(unaudited)

performance prepared in accordance with GAAP. TripCo generally accounts for intersegment sales and transfers as if the sales or transfers were to third parties, that is, at current prices.

Adjusted OIBDA is summarized as follows:

	Three months ended March 31,
	2024	2023

	amounts in millions
Brand Tripadvisor	$78	72
Viator	(27)	(30)
TheFork	(4)	(9)
Corporate and eliminations	(3)	(3)
Consolidated TripCo	$44	30

In addition, we do not report assets, capital expenditures and related depreciation expense by segment as our Chief Operating Decision Maker (“CODM”) does not use this information to evaluate operating segments. Accordingly, we do not regularly provide such information by segment to our CODM.

The following table provides a reconciliation of Adjusted OIBDA to Operating income (loss) and Earnings (loss) before income taxes:

	Three months ended
	March 31,
	2024	2023

	amounts in millions
Adjusted OIBDA	$44	30
Stock-based compensation	(28)	(23)
Depreciation and amortization	(22)	(21)
Legal reserves and settlements(1)	(10)	—
Restructuring and other related reorganization costs (2)	(1)	—
Non-recurring expenses (3)	(1)	(3)
Operating income (loss)	(18)	(17)
Interest expense	(17)	(16)
Dividend and interest income	13	11
Realized and unrealized gains (losses), net	(44)	(8)
Other, net	(3)	(1)
Earnings (loss) before income taxes	$(69)	(31)

(1)	See discussion in note 8.
(2)	During the third quarter of 2023, Tripadvisor initiated a restructuring and reduced global headcount. Tripadvisor expects the majority of remaining unpaid restructuring costs as of March 31, 2024 to be disbursed during 2024.
(3)	Tripadvisor expensed $1 million and $3 million of transaction costs during the three months ended March 31, 2024 and 2023, respectively, to selling, general and administrative, including stock-based compensation on the condensed consolidated statement of operations. Tripadvisor considers such costs to be non-recurring in nature.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Certain statements in this Quarterly Report on Form 10-Q constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, including statements regarding our business and marketing strategies; the impacts of the coronavirus pandemic (“COVID-19”); improvements in global travel, related spending and revenue; new products and service offerings; the impact of metasearch and search engines’ results placement and algorithms; changes in global economic conditions, consumer demand; increased inflation; covenant compliance; our projected sources and uses of cash; anticipated debt obligations; a potential transaction with Tripadvisor, Inc. (“Tripadvisor”); fluctuations in interest rates and foreign exchange rates; and the anticipated impact of certain contingent liabilities related to tax rules and other matters arising in the ordinary course of business. Forward-looking statements inherently involve many risks and uncertainties that could cause actual results to differ materially from those projected in these statements. Where, in any forward-looking statement, we express an expectation or belief as to future results or events, such expectation or belief is expressed in good faith and believed to have a reasonable basis, but such statements necessarily involve risks and uncertainties and there can be no assurance that the expectation or belief will result or be achieved or accomplished. The following include some but not all of the factors that could cause actual results or events to differ materially from those anticipated:

●	our ability to obtain cash in amounts sufficient to service our financial obligations and other commitments due to the fact we are a holding company and our ability to continue as a going concern;
●	our ability to access the cash that Tripadvisor generates from its operating activities;
●	the ability of our Company and Tripadvisor to obtain additional financing, or refinance our existing indebtedness, on acceptable terms;
●	the existence of our 8% Series A Cumulative Redeemable Preferred Stock, par value $0.01 per share (the “Series A Preferred Stock”), and its rights, preferences and privileges that are not held by, and are preferential to, the rights of our common stockholders;
●	our ability to realize the full value of our intangible assets;
●	weak economic conditions or declines or interruptions in the worldwide travel industry, including health concerns (including COVID-19 or other pandemics and epidemics), natural disasters, cyber-attacks, technology system failures, regional hostilities, wars, terrorist attacks, civil or political unrest or other events outside Tripadvisor’s control;
●	Tripadvisor’s ability to attract a significant number of visitors and cost-effectively convert these visitors into revenue-generating consumers;
●	failure of internet search engines and application marketplaces to continue to prominently display links to Tripadvisor’s websites;
●	Tripadvisor’s performance marketing efficiency and the general effectiveness of its advertising and marketing efforts;
●	reduction in spending by advertisers on Tripadvisor’s platforms or the loss of Tripadvisor’s significant travel partners;
●	Tripadvisor’s failure to maintain, protect or enhance its brands;
●	Tripadvisor’s strategy may be unsuccessful, may expose it to additional risks, or may not achieve its expected benefits;
●	declines or disruptions in the economy in general and in the travel industry in particular;
●	failure of Tripadvisor to effectively compete in the global environment in which it operates;
●	Tripadvisor’s failure to adapt to technological developments or industry trends, including artificial intelligence;
●	the ability of Tripadvisor to innovate and provide products, services and features that are useful to consumers;
●	Tripadvisor’s potential for prioritizing rapid innovation and consumer experience over short-term financial results;
●	the ability of Tripadvisor to maintain a quality of traffic in its network to provide value to its travel partners;

●	real or perceived inaccuracies of the assumptions and estimates and data Tripadvisor relies on to calculate certain of its key metrics;
●	the ability of Tripadvisor to hire, retain and engage the highly skilled work force on which it relies;
●	risks associated with the composition of Tripadvisor’s work force and Tripadvisor’s ability to manage those risks;
●	disruptions resulting from any acquisitions, investments, significant commercial arrangements and/or new business strategies;
●	risks due to Tripadvisor operating in many jurisdictions inside and outside the U.S.;
●	claims, lawsuits, government investigations and other proceedings to which Tripadvisor is regularly subject, whether in the ordinary course of business or otherwise;
●	the ability of Tripadvisor to protect its intellectual property from copying or use by others;
●	the impact of green house gas emissions on global climate change and its expected impacts on travel, including the world’s transportation infrastructure and tourist destinations;
●	risks associated with environmental, social, and governance responsibilities;
●	risks due to Tripadvisor’s processing, storage and use of personal information and other data;
●	risks associated with the facilitation of payments from consumers, including fraud and compliance with evolving rules and regulations and reliance on third parties;
●	risks resulting from system security issues, data protection breaches, cyberattacks and system outage issues;
●	risks associated with evolving regulations, guidance and practices on the use of “cookies” and similar tracking technologies;
●	Tripadvisor’s indebtedness and the resulting impacts on its business and financial condition;
●	limitations imposed by the various covenants in Tripadvisor’s credit facilities and indenture;
●	risks related to the 2026 Convertible Senior Notes (defined in note 5 to the accompanying condensed consolidated financial statements) and the associated capped calls;
●	Tripadvisor’s ability to meet its publicly announced guidance or other expectations about its business and future operating results;
●	fluctuation of Tripadvisor’s financial results;
●	factors that determine Tripadvisor’s effective income tax rate;
●	changes in tax laws that affect Tripadvisor or the examination of Tripadvisor’s tax positions;
●	changes in the tax treatment of companies engaged in e-commerce;
●	challenges by tax authorities in the jurisdictions where Tripadvisor operates;
●	fluctuation in foreign currency exchange rates which affect Tripadvisor; and
●	risks associated with our stock price being disproportionately affected by the results of operations of Tripadvisor and developments in its business.

For additional risk factors, please see Part II, Item 1A. of this Quarterly Report and Part I, Item 1A. Risk Factors of the Annual Report on Form 10-K for the year ended December 31, 2023. These forward-looking statements and such risks, uncertainties and other factors speak only as of the date of this Quarterly Report, and we expressly disclaim any obligation or undertaking to disseminate any updates or revisions to any forward-looking statement contained herein, to reflect any change in our expectations with regard thereto, or any other change in events, conditions or circumstances on which any such statement is based.

The following discussion and analysis provides information concerning our results of operations and financial condition. This discussion should be read in conjunction with our accompanying condensed consolidated financial statements and the notes thereto.

Overview

The accompanying financial statements and the other information herein refer to Liberty TripAdvisor Holdings, Inc. and its controlled subsidiaries as “TripCo,” “Consolidated TripCo,” the “Company,” “us,” “we” and “our” unless the context otherwise requires. We own an approximate 21% economic interest and 57% voting interest in Tripadvisor as of March 31, 2024. All significant intercompany accounts and transactions have been eliminated in the accompanying condensed consolidated financial statements.

TripCo has several obligations due within twelve months that cause substantial doubt about the Company’s ability to continue as a going concern within one year after the date that the financial statements are issued. See further discussion in note 1 to the accompanying condensed consolidated financial statements and “Liquidity and Capital Resources” below.

Trends

The online travel industry in which Tripadvisor operates is large, highly dynamic and competitive. Current trends affecting Tripadvisor’s overall business and segments, including uncertainties that may impact its ability to execute on its objectives and strategies, are described below. Public health-related events, such as a pandemic, political instability, geopolitical conflicts, including the evolving events in the Middle East, acts of terrorism, fluctuations in currency values, and changes in global economic conditions are examples of other events that could have a negative impact on the travel industry and as a result, Tripadvisor’s financial results in the future.

Prior to Google introducing changes to its search engine results page, Tripadvisor generated a significant amount of direct traffic from search engines, such as Google, through strong search engine optimization (“SEO”) performance across all segments. Tripadvisor believes its SEO traffic acquisition performance has been negatively impacted in the past, and may be impacted in the future, by metasearch and search engines (primarily Google) changing their search result placement and underlying algorithms, including to increase the prominence of their own products in search results across its business, most notably within its hotel meta offering within the Brand Tripadvisor segment.

In response to the large underpenetrated market for experiences, Viator continues to invest in marketing to drive awareness and grow market share in this attractive market. Over the long-term, Tripadvisor is focused on driving a greater percentage of its bookings from direct channels. Tripadvisor is doing this by continuing to focus on increasing its brand recognition and improving the user experience across products on its website and mobile app, providing high-quality customer service, and offering leading customer choice for online bookable experiences supply.

The global experiences market is large, growing, and highly fragmented, with the vast majority of bookings still occurring through traditional offline sources.  Tripadvisor is observing a secular shift, however, as this market continues to grow and accelerate the pace of online adoption. Likewise, the global restaurants category is also benefiting from increased online adoption by both consumers and partners, particularly in Europe. Given the competitive positioning of Tripadvisor’s businesses relative to the attractive growth prospects in these categories, Tripadvisor expects to continue to invest in these categories across the business and, in particular, within the Viator and TheFork segments, to continue accelerating revenue growth, operating scale, and market share gains for the long-term.

Recent Developments

As disclosed in our Annual Report on Form 10-K for the year ended December 31, 2023, Tripadvisor received a Notice of Proposed Adjustment issued by the IRS for the 2014, 2015, and 2016 tax years during August 2020. These proposed adjustments are related to certain transfer pricing arrangements with its foreign subsidiaries. Tripadvisor had previously requested competent authority assistance under Mutual Agreement Procedure (“MAP”) for these tax years. In January 2024, Tripadvisor received notification of a MAP resolution agreement for the 2014 through 2016 tax years, which it accepted in February 2024. In the first quarter of 2024, Tripadvisor recorded additional income tax expense as a discrete item, inclusive of interest, of $46 million related to this settlement on the condensed consolidated statement of operations. Tripadvisor reviewed the impact of the acceptance of this settlement position against its existing transfer pricing income tax reserves for the subsequent open tax years during the first quarter of 2024, which resulted in an income tax benefit, inclusive of estimated interest, of $4 million. The net impact of these adjustments resulted in an incremental income tax expense on the condensed consolidated statement of operations of $42 million for the three months ended March 31, 2024. See note 8 to the accompanying condensed consolidated financial statements for further information regarding potential material contingencies related to ongoing audits regarding income taxes. Tripadvisor anticipates this will result in an estimated net operating cash outflow of $110 million to $120 million, inclusive of related interest expense, to be substantially settled during the second quarter of 2024.

Results of Operations—Consolidated—March 31, 2024 and 2023

General.  We provide in the tables below information regarding our consolidated Operating Results and Other Income and Expense.

	Three months ended
	March 31,
	2024	2023

	amounts in millions
Revenue
Brand Tripadvisor	$240	244
Viator	141	115
TheFork	41	35
Intersegment eliminations	(27)	(23)
Total revenue	395	371
Operating expense	99	87
Selling, general and administrative expense	264	257
Stock-based compensation	28	23
Depreciation and amortization	22	21
Operating income (loss)	(18)	(17)
Other income (expense):
Interest expense	(17)	(16)
Dividend and interest income	13	11
Realized and unrealized gains (losses) on financial instruments, net	(44)	(8)
Other, net	(3)	(1)
	(51)	(14)
Earnings (loss) before income taxes	(69)	(31)
Income tax (expense) benefit	(43)	(57)
Net earnings (loss)	$(112)	(88)

Adjusted OIBDA	$44	30

Revenue. Brand Tripadvisor revenue decreased $4 million during the three months ended March 31, 2024, when compared to the same period in the prior year. The components of Brand Tripadvisor revenue are detailed as follows:

	Three months ended
	March 31,
	2024	2023

	amounts in millions
Tripadvisor-branded hotels	$159	168
Media and advertising	33	30
Tripadvisor experiences and dining (1)	36	33
Other	12	13
Total Brand Tripadvisor	$240	244

(1)Tripadvisor experiences and dining revenue within the Brand Tripadvisor segment is shown gross of intersegment (intercompany) revenue, which is eliminated on a consolidated basis. See note 9 to the accompanying condensed consolidated financial statements for a discussion of intersegment revenue.

Tripadvisor-branded hotels revenue decreased $9 million during the three months ended March 31, 2024 when compared to the same period in 2023, primarily due to a decrease in Tripadvisor’s hotel meta revenue and, to a lesser extent, a decrease in hotel business to business revenue. The decrease in Tripadvisor’s hotel meta revenue was primarily driven by its European hotel meta revenue and, to a lesser extent, U.S. and rest of world (“ROW”) hotel meta revenue, as well as an increased competitive environment in paid online marketing channels and product decisions Tripadvisor has implemented to provide more qualified referrals to its partners, leading to a decrease in click volumes. This decrease in click volumes was partially offset by continued strength in hotel meta monetization in the U.S. and ROW, as cost-per-click rates remained robust when compared to the same period in 2023.

Media and advertising revenue consists of revenue from display-based advertising (or “media advertising”) across Tripadvisor’s platform and increased by $3 million during the three months ended March 31, 2024 when compared to the same period in 2023, primarily driven by an increase in marketing spend from Tripadvisor’s advertisers in correlation with increased consumer demand.

Tripadvisor experiences and dining revenue includes intercompany (intersegment) revenue and external revenue generated from Tripadvisor’s restaurant service offerings. The intercompany revenue consists of affiliate marketing commissions earned primarily from experience bookings and, to a lesser extent, restaurant reservation bookings, on Tripadvisor-branded websites and mobile apps fulfilled by Viator and TheFork, respectively, and is eliminated on a consolidated basis. Tripadvisor experiences and dining revenue increased $3 million during the three months ended March 31, 2024, when compared to the same period in 2023, driven by strong consumer demand for Tripadvisor’s experiences, combined with enhancements to Tripadvisor’s websites and mobile apps, partially offset by a decline in dining revenue as Tripadvisor moves from a sales-led model to a self-service model.

Other revenue includes alternative accommodation rentals revenue, in addition to click-based advertising and display-based advertising revenue from cruise, flights and rental cars offerings on Tripadvisor websites and mobile apps. Other revenue decreased $1 million during the three months ended March 31, 2024, compared to the same period in 2023 primarily due to a decline in alternative accommodation rentals revenue, partially offset by an increase in cruise revenue.

Viator revenue increased $26 million during the three months ended March 31, 2024, when compared to the same period in 2023, driven by strong consumer demand for experiences across all geographies, including growth in both bookings and pricing of experiences, as well as, enhancements to its websites and mobile apps. In addition, and to a lesser extent, Viator benefitted from incremental demand due to the timing of the Easter holiday, which fell during the first quarter in 2024, while occurring in the second quarter in 2023. Viator is also benefiting from a larger macro trend, as the large global market in which it operates continues to grow and migrate online from traditional offline sources.

TheFork segment revenue increased $6 million during the three months ended March 31, 2024, when compared to the same period in 2023, driven by increased consumer demand for dining in Europe, including increased bookings and pricing.

Operating expense. Operating expense increased $12 million for the three months ended March 31, 2024, when compared to the same period in 2023, due to a $6 million increase in technology and content costs primarily driven by increased personnel and overhead costs resulting from additional headcount to support business growth within the Brand Tripadvisor and Viator segments. Operating expenses also increased as a result of a $6 million increase in cost of revenue, primarily due to increased direct costs from credit card payment processing fees and other revenue-related transaction costs in the Viator segment in direct correlation with an increase in revenue, as Viator serves as the merchant of record for the significant majority of its experience booking transactions, as well as increased direct revenue generation costs related to data center costs and media production costs in the Brand Tripadvisor segment.

Selling, general and administrative. Selling, general and administrative expense increased $7 million for the three months ended March 31, 2024, when compared to the same period in the prior year, primarily due to a $10 million accrual for a potential regulatory related matter during the first quarter of 2024.

Operating Income (Loss).  Operating loss increased $1 million during the three months ended March 31, 2024, when compared to the same period in the prior year, impacted by the above explanations.

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

	Three months ended
	March 31,
	2024	2023

	amounts in millions
Operating income (loss)	$(18)	(17)
Stock-based compensation	28	23
Depreciation and amortization	22	21
Legal reserves and settlements (1)	10	—
Restructuring and other related reorganization costs (2)	1	—
Non-recurring expenses (3)	1	3
Adjusted OIBDA	$44	30

(1)	See discussion in note 8 to the accompanying condensed consolidated financial statements.
(2)	During the third quarter of 2023, Tripadvisor initiated a restructuring and reduced global headcount. Tripadvisor expects the majority of remaining unpaid restructuring costs as of March 31, 2024 to be disbursed during 2024.
(3)	Tripadvisor expensed $1 million and $3 million of transaction costs during the three months ended March 31, 2024 and 2023, respectively, to selling, general and administrative, including stock-based compensation on the condensed consolidated statement of operations. Tripadvisor considers such costs to be non-recurring in nature.

Adjusted OIBDA is summarized as follows:

	Three months ended
	March 31,
	2024	2023

	amounts in millions

Brand Tripadvisor	$78	72
Viator	(27)	(30)
TheFork	(4)	(9)
Corporate	(3)	(3)
Consolidated TripCo	$44	30

Consolidated Adjusted OIBDA increased $14 million during the three months ended March 31, 2024, when compared to the same period in the prior year.  Brand Tripadvisor Adjusted OIBDA increased $6 million during the three months ended March 31, 2024, when compared to the same period in the prior year, while Adjusted OIBDA margin increased by 3% during the three months ended March 31, 2024, when compared to the same period in 2023. The improvement in Adjusted OIBDA was primarily due to a decrease in direct selling and marketing expenses related to search engine marketing (“SEM”) and other online paid traffic acquisition costs of $9 million and personnel and overhead costs driven by a reduction in headcount related to cost reduction measures taken during 2023. These improvements were partially offset by a decrease in revenue, as noted above, and an increase in direct revenue generation costs related to data center and media production costs, primarily in media and advertising. The improvement in Adjusted OIBDA margin during the three months ended March 31, 2024, when compared to the same period in 2023, was largely due to the decrease of selling and marketing costs as a percent of revenue related to more efficient marketing spend, primarily generating Tripadvisor experiences revenue.

Viator Adjusted OIBDA loss improved $3 million and Adjusted OIBDA margin improved by 7% during the three months ended March 31, 2024, when compared to the corresponding period in 2023, primarily due to an increase in revenue as noted above, partially offset by an increase in selling and marketing expenses related to SEM and other online paid traffic acquisition costs of $15 million, in response to strong consumer demand for experiences and increased investment to grow market share, acquire new customers, and drive brand awareness. In addition, increases in personnel and overhead costs to support business growth related to strong consumer demand and, to a lesser extent, an increase in revenue generation costs resulting from credit card payments in direct correlation with the increase in revenue negatively impacted Adjusted OIBDA. The improvement in Adjusted OIBDA margin during the three months ended March 31, 2024 when compared to the same period in 2023 was primarily due to the timing of the Easter holiday, as discussed above, and a decrease of selling and marketing costs as a percent of revenue.

TheFork Adjusted OIBDA loss improved $5 million and Adjusted OIBDA margin improved by 16% during the three months ended March 31, 2024, when compared to the corresponding period in the prior year. The improvement in Adjusted OIBDA was primarily due to an increase in revenue, as noted above and, to a lesser extent, lower personnel and overhead costs. The improvement in Adjusted OIBDA margin during the three months ended March 31, 2024 when compared to the same period in 2023, was primarily due to the decrease of selling and marketing costs as a percent of revenue related to more efficient marketing spend and lower personnel and overhead costs.

Corporate Adjusted OIBDA includes TripCo level selling, general and administrative expenses. Corporate Adjusted OIBDA loss remained flat for the three months ended March 31, 2024, when compared to the same period in the prior year.

Interest expense. Interest expense remained relatively flat for the three months ended March 31, 2024, when compared to the same period in the prior year.

Dividend and interest income.  Dividend and interest income increased $2 million during the three months ended March 31, 2024, when compared to the same period in the prior year, primarily due to an increase in the average amount of cash invested at Tripadvisor and increased interest rates received on bank deposits as well as an increase in interest earned on money market funds during the quarter.

Realized and unrealized gains (losses) on financial instruments, net.  Realized and unrealized gains (losses) on financial instruments, net are comprised of changes in the fair value of the following:

	Three months ended
	March 31,
	2024	2023

	amounts in millions
TripCo Exchangeable Senior Debentures due 2051	(11)	(10)
Financial instrument liabilities, net	(33)	2
	$(44)	(8)

The changes in these accounts are primarily due to market factors and changes in the fair value of the underlying stocks or financial instruments to which these related. Realized and unrealized losses on financial instruments, net increased $36 million during the three months ended March 31, 2024, compared to the same period in the prior year, primarily due to increased unrealized losses of $26 million related to the Preferred Stock Derivative (defined in note 4 of the accompanying consolidated financial statements), and increased unrealized losses of $9 million related to the variable prepaid forward (“VPF”).

Other, net.  Other, net expense increased $2 million for the three months ended March 31, 2024, when compared to the same period in the prior year.  Activity in the Other, net account primarily relates to share of earnings (losses) of affiliates and other gains (losses) at Tripadvisor.

Income taxes.  During the three months ended March 31, 2024 and 2023, we had losses before income taxes of $69 million and $31 million, respectively, and we had income tax expense of $43 million and $57 million, respectively.  For the three months ended March 31, 2024, the Company recognized tax expense instead of a tax benefit at the expected federal tax rate of 21% primarily due to Tripadvisor’s IRS settlement on its 2014-2016 transfer pricing audit (see note 8 to the accompanying condensed consolidated financial statements). For the three months ended March 31, 2023, the Company recognized tax expense instead of a tax benefit at the expected federal tax rate of 21% primarily due to Tripadvisor’s settlement with the IRS on its 2009-2011 transfer pricing audit and changes in unrecognized tax benefits resulting from the IRS settlement.

Net earnings (loss).  We had net losses of $112 million and $88 million for the three months ended March 31, 2024 and 2023, respectively. The changes in net earnings (loss) were the result of the above described fluctuations in our revenue and expenses.

Liquidity and Capital Resources

As of March 31, 2024, substantially all of our cash and cash equivalents consist of cash on hand in global financial institutions, money market funds and marketable securities with maturities of 90 days or less at the date of purchase.

The following are potential sources of liquidity: available cash balances, proceeds from asset sales, monetization of our investments, outstanding or anticipated debt facilities, debt and equity issuances, and dividend and interest receipts.

As of March 31, 2024, TripCo had a cash and cash equivalents balance of $1,191 million. Approximately $1,171 million of the cash balance, at March 31, 2024, is held at Tripadvisor. Although TripCo has a 57% voting interest in Tripadvisor, Tripadvisor is a separate public company with a significant non-controlling interest, as TripCo has only a 21% economic interest in Tripadvisor. Even though TripCo controls Tripadvisor through its voting interest and board representation, decision making with respect to using Tripadvisor’s cash balances must consider Tripadvisor’s minority holders. Accordingly, any potential distributions of cash from Tripadvisor to TripCo would generally be on a pro rata basis based on economic ownership interests. Covenants in Tripadvisor’s debt instruments also restrict the payment of dividends and cash distributions to stockholders.

As of March 31, 2024, $192 million of the Tripadvisor cash and cash equivalents balance were held by foreign subsidiaries, with approximately 35% located in the United Kingdom.  As of March 31, 2024, the significant majority of Tripadvisor’s cash was denominated in U.S. dollars. As of March 31, 2024, $469 million of Tripadvisor’s cumulative undistributed foreign earnings were no longer considered to be indefinitely reinvested. Due to the one-time transition tax on the deemed repatriation of undistributed foreign subsidiary earnings and profits in 2017, as a result of the 2017 Tax Cuts and Jobs Act, the majority of previously unremitted earnings have been subjected to U.S. federal income tax. To the extent future distributions from these subsidiaries will be taxable, a deferred income tax liability has been accrued on our condensed consolidated balance sheet, which was not material as of March 31, 2024.

Credit Facility

As of March 31, 2024, Tripadvisor is party to a credit facility, which, among other things, provides for a $500 million revolving credit facility with a maturity date of June 29, 2028 (the “Credit Facility”). As of March 31, 2024 and December 31, 2023, Tripadvisor had no outstanding borrowings. The Credit Facility, among other things, requires Tripadvisor to maintain a maximum total net leverage ratio and contains certain customary affirmative and negative covenants and events of default, including for a change of control. While there can be no assurance that Tripadvisor will be able to meet the total net leverage ratio covenant, based on its current projections, Tripadvisor does not believe there is a material risk it will not remain in compliance throughout the next twelve months.

As of March 31, 2024, Tripadvisor was in compliance with its debt covenants.

	Three months ended
	March 31,
	2024	2023

	amounts in millions
Cash flow information
Tripadvisor cash provided (used) by operating activities	$139	135
Corporate cash provided (used) by operating activities	(3)	(1)
Net cash provided (used) by operating activities	$136	134

Tripadvisor cash provided (used) by investing activities	$(16)	(16)
Corporate cash provided (used) by investing activities	—	—
Net cash provided (used) by investing activities	$(16)	(16)

Tripadvisor cash provided (used) by financing activities	$(12)	(11)
Corporate cash provided (used) by financing activities	—	—
Net cash provided (used) by financing activities	$(12)	(11)

During the three months ended March 31, 2024, Tripadvisor’s primary uses of cash were $16 million of capital expended for property and equipment and $10 million related to payments of withholding taxes on net share settlement of equity awards.

The projected use of TripCo’s corporate cash will primarily be to pay fees to Liberty Media Corporation (“Liberty Media”) for providing certain services pursuant to the services agreement and the facilities sharing agreement that TripCo entered into with Liberty Media or certain of its subsidiaries (not expected to exceed approximately $4 million annually), payment of dividends on the Series A Preferred Stock (unless added to the liquidation preference or paid in shares of LTRPA), interest expense on TripCo’s 0.50% Exchangeable Senior Debentures due 2051 (the “Debentures”) (approximately $2 million annually), and to pay any other corporate level expenses. Debt service costs accrue on the VPF borrowing described in note 5 to the accompanying condensed consolidated financial statements.

TripCo has several obligations due within the next twelve months. The Series A Preferred Stock is required to be redeemed for cash on March 27, 2025.  As of March 31, 2024, the Redemption Price (as defined in note 6 to the accompanying condensed consolidated financial statements) of the Series A Preferred Stock was $281 million. In addition, Series A Preferred Stock and the Debentures may be redeemed by TripCo, in whole or in part, on or after March 27, 2025. Holders of the Debentures also have the right to require TripCo to purchase their Debentures on March 27, 2025. As of March 31, 2024, the fair value of the Debentures was $311 million. If all holders exchanged their Debentures on March 27, 2025 and upon the redemption of the Company’s Series A Preferred Stock, TripCo would not have sufficient cash on hand to cover these obligations as of March 31, 2024. We note that Tripadvisor has sufficient cash to cover these obligations, but TripCo does not have ready access to Tripadvisor’s cash.  TripCo could sell shares of Tripadvisor common stock (“TRIP”) in order to cover its obligations, but given the share price of TRIP common stock as of March 31, 2024, TripCo would no longer retain a significant economic or voting interest in Tripadvisor if it were to do so.

On February 9, 2024, TripCo’s board of directors authorized TripCo to engage in discussions with respect to a potential transaction (“Potential Transaction”), pursuant to which all of the outstanding stock of TripCo and all of the outstanding common stock and Class B common stock of Tripadvisor, would be acquired concurrently for cash. The board of directors of Tripadvisor has formed a special committee comprised of independent and disinterested directors of the board of directors of Tripadvisor (“Special Committee”). TripCo and the Special Committee have ceased discussions with third parties with respect to a Potential Transaction. Strategic alternatives with respect to TripCo remain under consideration. In light of current circumstances, management’s plans do not alleviate the substantial doubt that the entity will continue as a going concern.

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

We are exposed to changes in interest rates primarily as a result of our borrowing and investment activities, which include investments in fixed and floating rate debt instruments and borrowings used to maintain liquidity and to fund business operations. The nature and amount of our long-term and short-term debt are expected to vary as a result of future requirements, market conditions and other factors. We expect to manage our exposure to interest rates by maintaining what we believe is an appropriate mix of fixed and variable rate debt. We believe this best protects us from interest rate risk. We expect to achieve this mix by (i) issuing fixed rate debt that we believe has a low stated interest rate and significant term to maturity, (ii) issuing variable rate debt with appropriate maturities and interest rates, and (iii) entering into interest rate swap arrangements when we deem appropriate. As of March 31, 2024, our debt is comprised of the following amounts:

	Variable rate debt			Fixed rate debt
	Principal		Weighted avg	Principal	Weighted avg
	amount		interest rate	amount	interest rate

	amount in millions
Tripadvisor	$	NA	NA	845	4.2%
TripCo debt	$	NA	NA	384	1.0%

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

Item 4. Controls and Procedures.

In accordance with Rules 13a-15 and 15d-15 under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), the Company carried out an evaluation, under the supervision and with the participation of management, including its chief executive officer and its principal accounting and financial officer (the "Executives"), of the effectiveness of its disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, the Executives concluded that the Company's disclosure controls and procedures were effective as of March 31, 2024 to provide reasonable assurance that information required to be disclosed in its reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms.

There has been no change in the Company's internal control over financial reporting that occurred during the three months ended March 31, 2024 that has materially affected, or is reasonably likely to materially affect, its internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings

See note 8 to the accompanying condensed consolidated financial statements for information regarding legal proceedings.

Item 1A. Risk Factors

There are questions about our ability to continue operating as a going concern. As disclosed in note 1 to the accompanying condensed consolidated financial statements, we believe there is substantial doubt about our ability to continue as a going concern as a result of the required redemption for cash on March 27, 2025 of our 8% Series A Cumulative Redeemable Preferred Stock, par value $0.01 per share (the “Series A Preferred Stock”) and the right of the holders of our 0.50% Exchangeable Senior Debentures due 2051 (the “Debentures”) to require us to purchase their Debentures on March 27, 2025. Although we are exploring alternatives to cover the obligations of the Series A Preferred Stock and Debentures, including a Potential Transaction (as defined in note 1 to the accompanying condensed consolidated financial statements), there can be no assurance that we will be able to enter into a transaction, in which case we would be forced to cease operations.  If we ceased operations, it is likely that our investors would lose their investment.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

During the three months ended March 31, 2024, 216 shares of LTRPA and no shares of LTRPB were surrendered by our officers and employees to pay withholding taxes and other deductions in connection with the vesting or exercise of restricted stock, restricted stock units or options.

Item 5. Other Information

None of the Company’s directors or officers adopted or terminated a Rule 10b5-1 trading arrangement or a non-Rule 10b5-1 trading arrangement during the Company’s fiscal quarter ended March 31, 2024.

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

LIBERTY TRIPADVISOR HOLDINGS, INC.

Date: May 8, 2024	By:	/s/ GREGORY B. MAFFEI
Gregory B. Maffei Chairman, President and Chief Executive Officer

Date: May 8, 2024	By:	/s/ BRIAN J. WENDLING
Brian J. Wendling Senior Vice President and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

II-3