Form 10-Q
period 2024-06-30
Liberty TripAdvisor Holdings, Inc.
filed 2024-08-06
CIK 1606745

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2024

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

Indicate by check mark whether the registrant is a shell company as defined in Rule 12b-2 of the Exchange Act. Yes ☐  No ☒

The number of outstanding shares of Liberty TripAdvisor Holdings, Inc. common stock as of July 31, 2024 was:

	Series A	Series B
Liberty TripAdvisor Holdings, Inc. common stock	73,084,484	4,232,532

Part I – Financial Information

LIBERTY TRIPADVISOR HOLDINGS, INC.

Condensed Consolidated Balance Sheets

(unaudited)

	June 30,	December 31,
	2024	2023

	amounts in millions
Assets
Current assets:
Cash and cash equivalents	$1,193	1,090
Accounts receivable and contract assets, net of allowance for credit losses of $25 million and $21 million, respectively	253	192
Income taxes receivable	45	—
Other current assets	65	42
Total current assets	1,556	1,324
Property and equipment, net	79	87
Intangible assets not subject to amortization:
Goodwill	1,381	1,387
Trademarks	521	522
	1,902	1,909
Intangible assets subject to amortization, net	118	116
Other assets	140	124
Total assets	$3,795	3,560

(continued)

See accompanying notes to condensed consolidated financial statements.

LIBERTY TRIPADVISOR HOLDINGS, INC.

Condensed Consolidated Balance Sheets (Continued)

(unaudited)

	June 30,	December 31,
	2024	2023

	amounts in millions
Liabilities and Equity
Current liabilities:
Deferred merchant and other payables	$483	265
Current portion of debt, including $307 million measured at fair value as of June 30, 2024	307	—
Deferred revenue	86	49
Series A Preferred Stock liability (note 6)	260	—
Accrued liabilities and other current liabilities	354	262
Total current liabilities	1,490	576
Long-term debt, including $0 and $287 million measured at fair value as of June 30, 2024 and December 31, 2023, respectively (note 5)	895	1,180
Deferred income tax liabilities	46	49
Financial instrument liabilities (note 4)	—	21
Series A Preferred Stock liability (note 6)	—	249
Other liabilities	162	253
Total liabilities	2,593	2,328
Equity:
Series A common stock, $.01 par value. Authorized 200,000,000 shares; issued and outstanding 73,084,484 shares at June 30, 2024 and 73,066,321 at December 31, 2023	1	1
Series B common stock, $.01 par value. Authorized shares 7,500,000; issued and outstanding 4,232,532 shares at June 30, 2024 and 4,057,532 at December 31, 2023	—	—
Series C common stock, $.01 par value. Authorized 200,000,000 shares; no shares issued	—	—
Additional paid-in capital	300	307
Accumulated other comprehensive earnings (loss), net of taxes	(10)	(2)
Retained earnings (deficit)	(741)	(724)
Total stockholders' equity	(450)	(418)
Noncontrolling interests in equity of subsidiaries	1,652	1,650
Total equity	1,202	1,232
Commitments and contingencies (note 8)
Total liabilities and equity	$3,795	3,560

See accompanying notes to condensed consolidated financial statements.

LIBERTY TRIPADVISOR HOLDINGS, INC.

Condensed Consolidated Statements of Operations

(unaudited)

	Three months ended		Six months ended
	June 30,		June 30,
	2024	2023	2024	2023

	amounts in millions, except
	per share amounts
Total revenue, net	$497	494	892	865
Operating costs and expenses:
Operating expense, including stock-based compensation (note 2)	121	112	232	209
Selling, general and administrative, including stock-based compensation (note 2)	323	321	603	591
Depreciation and amortization	20	21	42	42
	464	454	877	842
Operating income (loss)	33	40	15	23
Other income (expense):
Interest expense	(17)	(17)	(34)	(33)
Dividend and interest income	13	12	26	23
Realized and unrealized gains (losses) on financial instruments, net	53	15	9	7
Other, net	(1)	(1)	(4)	(2)
	48	9	(3)	(5)
Earnings (loss) before income taxes	81	49	12	18
Income tax (expense) benefit	(14)	(20)	(57)	(77)
Net earnings (loss)	67	29	(45)	(59)
Less net earnings (loss) attributable to noncontrolling interests	18	19	(28)	(38)
Net earnings (loss) attributable to Liberty TripAdvisor Holdings, Inc. shareholders	$49	10	(17)	(21)

Basic net earnings (loss) attributable to Series A and Series B Liberty TripAdvisor Holdings, Inc. shareholders per common share (note 3):	$0.64	0.13	(0.22)	(0.28)
Diluted net earnings (loss) attributable to Series A and Series B Liberty TripAdvisor Holdings, Inc. shareholders per common share (note 3):	$0.63	0.13	(0.22)	(0.28)

See accompanying notes to condensed consolidated financial statements.

LIBERTY TRIPADVISOR HOLDINGS, INC.

Condensed Consolidated Statements of Comprehensive Earnings (Loss)

(unaudited)

	Three months ended		Six months ended
	June 30,		June 30,
	2024	2023	2024	2023

	amounts in millions
Net earnings (loss)	$67	29	(45)	(59)
Other comprehensive earnings (loss), net of taxes:
Foreign currency translation adjustments	1	(2)	(11)	5
Credit risk on fair value debt instruments gains (loss)	7	4	(6)	(7)
Reclassification adjustments included in net income (loss), net of tax	—	—	3	—
Other comprehensive earnings (loss)	8	2	(14)	(2)
Comprehensive earnings (loss)	75	31	(59)	(61)
Less comprehensive earnings (loss) attributable to the noncontrolling interests	19	18	(34)	(34)
Comprehensive earnings (loss) attributable to Liberty TripAdvisor Holdings, Inc. shareholders	$56	13	(25)	(27)

See accompanying notes to condensed consolidated financial statements.

LIBERTY TRIPADVISOR HOLDINGS, INC.

Condensed Consolidated Statements of Cash Flows

(unaudited)

	Six months ended
	June 30,
	2024	2023

	amounts in millions
Cash flows from operating activities:
Net earnings (loss)	$(45)	(59)
Adjustments to reconcile net earnings (loss) to net cash provided by operating activities
Depreciation and amortization	42	42
Stock-based compensation	62	49
Realized and unrealized (gains) losses on financial instruments, net	(9)	(7)
Deferred income tax expense (benefit)	(9)	(11)
Other charges (credits), net	18	14
Changes in operating assets and liabilities
Current and other assets	(82)	(81)
Payables and other liabilities	207	290
Net cash provided (used) by operating activities	184	237
Cash flows from investing activities:
Capital expended for property and equipment, including capitalized website development	(31)	(31)
Net cash provided (used) by investing activities	(31)	(31)
Cash flows from financing activities:
Payment of withholding taxes on net share settlements of equity awards	(14)	(12)
Shares repurchased by subsidiary	(25)	(75)
Other financing activities, net	(4)	(6)
Net cash provided (used) by financing activities	(43)	(93)
Effect of foreign currency exchange rates on cash, cash equivalents and restricted cash	(7)	4
Net increase (decrease) in cash, cash equivalents and restricted cash	103	117
Cash, cash equivalents and restricted cash at beginning of period	1,090	1,053
Cash, cash equivalents and restricted cash at end of period	$1,193	1,170

See accompanying notes to condensed consolidated financial statements.

LIBERTY TRIPADVISOR HOLDINGS, INC.

Condensed Consolidated Statements of Equity

(unaudited)

	Stockholders' equity

					Accumulated		Noncontrolling
				Additional	other		interest in
	Common Stock			paid-in	comprehensive	Retained	equity of	Total
	Series A	Series B	Series C	capital	earnings (loss)	earnings (deficit)	subsidiaries	equity

	amounts in millions
Balance at January 1, 2024	$1	—	—	307	(2)	(724)	1,650	1,232
Net earnings (loss)	—	—	—	—	—	(17)	(28)	(45)
Other comprehensive earnings (loss)	—	—	—	—	(8)	—	(6)	(14)
Stock-based compensation	—	—	—	15	—	—	53	68
Withholding taxes on net share settlements of stock-based compensation	—	—	—	(14)	—	—	—	(14)
Shares issued by subsidiary	—	—	—	(3)	—	—	3	—
Shares repurchased by subsidiary	—	—	—	(5)	—	—	(20)	(25)
Balance at June 30, 2024	$1	—	—	300	(10)	(741)	1,652	1,202

	Stockholders' equity

					Accumulated		Noncontrolling
				Additional	other		interest in
	Common Stock			paid-in	comprehensive	Retained	equity of	Total
	Series A	Series B	Series C	capital	earnings (loss)	earnings (deficit)	subsidiaries	equity

	amounts in millions
Balance at March 31, 2024	$1	—	—	302	(17)	(790)	1,623	1,119
Net earnings (loss)	—	—	—	—	—	49	18	67
Other comprehensive earnings (loss)	—	—	—	—	7	—	1	8
Stock-based compensation	—	—	—	8	—	—	29	37
Withholding taxes on net share settlements of stock-based compensation	—	—	—	(4)	—	—	—	(4)
Shares issued by subsidiary	—	—	—	(1)	—	—	1	—
Shares repurchased by subsidiary	—	—	—	(5)	—	—	(20)	(25)
Balance at June 30, 2024	$1	—	—	300	(10)	(741)	1,652	1,202

See accompanying notes to condensed consolidated financial statements.

LIBERTY TRIPADVISOR HOLDINGS, INC.

Condensed Consolidated Statements of Equity (continued)

(unaudited)

	Stockholders' equity

					Accumulated		Noncontrolling
				Additional	other		interest in
	Common Stock			paid-in	comprehensive	Retained	equity of	Total
	Series A	Series B	Series C	capital	earnings (loss)	earnings (deficit)	subsidiaries	equity

	amounts in millions
Balance at January 1, 2023	$1	—	—	287	9	(439)	2,404	2,262
Net earnings (loss)	—	—	—	—	—	(21)	(38)	(59)
Other comprehensive earnings (loss)	—	—	—	—	(6)	—	4	(2)
Stock-based compensation	—	—	—	12	—	—	42	54
Withholding taxes on net share settlements of stock-based compensation	—	—	—	(12)	—	—	—	(12)
Shares issued by subsidiary	—	—	—	(4)	—	—	4	—
Shares repurchased by subsidiary	—	—	—	24			(99)	(75)
Balance at June 30, 2023	$1	—	—	307	3	(460)	2,317	2,168

	Stockholders' equity

					Accumulated		Noncontrolling
				Additional	other		interest in
	Common Stock			paid-in	comprehensive	Retained	equity of	Total
	Series A	Series B	Series C	capital	earnings (loss)	earnings (deficit)	subsidiaries	equity

	amounts in millions
Balance at March 31, 2023	$1	—	—	281	—	(470)	2,374	2,186
Net earnings (loss)	—	—	—	—	—	10	19	29
Other comprehensive earnings (loss)	—	—	—	—	3	—	(1)	2
Stock-based compensation	—	—	—	6	—	—	23	29
Withholding taxes on net share settlements of stock-based compensation	—	—	—	(3)	—	—	—	(3)
Shares issued by subsidiary	—	—	—	(1)	—	—	1	—
Shares repurchased by subsidiary	—	—	—	24	—	—	(99)	(75)
Balance at June 30, 2023	$1	—	—	307	3	(460)	2,317	2,168

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

As disclosed in note 6, TripCo’s 8% Series A Cumulative Redeemable Preferred Stock, par value $0.01 per share (the “Series A Preferred Stock”) is required to be redeemed for cash on March 27, 2025.  As of June 30, 2024, the Redemption Price (as defined in note 6) of the Series A Preferred Stock was $260 million. As disclosed in note 5, the Debentures may be redeemed by TripCo, in whole or in part, on or after March 27, 2025. Holders of the Debentures also have the right to require TripCo to purchase their Debentures on March 27, 2025. As of June 30, 2024, the fair value of the Debentures was $307 million. If all holders exchanged their Debentures on March 27, 2025 and upon the redemption of the Company’s Series A Preferred Stock, TripCo would not have sufficient cash on hand to cover these obligations as of June 30, 2024. We note that Tripadvisor has sufficient cash to cover these obligations, but TripCo does not have ready access to Tripadvisor’s cash.

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

LIBERTY TRIPADVISOR HOLDINGS, INC.

Notes to Condensed Consolidated Financial Statements

(unaudited)

The accompanying condensed consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The condensed consolidated financial statements do not include any adjustments that might be necessary should the Company be unable to continue as a going concern. The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates. The Company considers (i) recognition and recoverability of goodwill, intangible and long-lived assets and (ii) accounting for income taxes to be its most significant estimates.

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

Consumer travel expenditures have historically followed a seasonal pattern. Correspondingly, travel partner advertising investments, and therefore Tripadvisor’s revenue and operating profits, have also historically followed a seasonal pattern. Tripadvisor’s financial performance tends to be seasonally highest in the second and third quarters of a given year, which includes the seasonal peak in consumer demand, including traveler accommodation stays, and travel experiences taken, compared to the first and fourth quarters, which represent seasonal low points. In addition, during the first half of the year, experience bookings typically exceed the amount of completed experiences, resulting in higher cash flow related to working capital; while during the second half of the year, particularly in the third quarter, this pattern reverses and cash flows from these transactions are typically negative. Other factors may also impact typical seasonal fluctuations, such as significant shifts in Tripadvisor’s business mix, adverse economic conditions, or public health-related events, as well as other factors.

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

Under these agreements, less than $1 million was reimbursable to Liberty Media for both of the three months ended June 30, 2024 and 2023, and approximately $1 million was reimbursable to Liberty Media for both of the six months ended June 30, 2024 and 2023.

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

Included in the accompanying condensed consolidated statements of operations are the following amounts of stock-based compensation, the majority of which relates to Tripadvisor as discussed below:

	Three months ended		Six months ended
	June 30,		June 30,
	2024	2023	2024	2023

	amounts in millions
Operating expense	$14	11	26	21
Selling, general and administrative expense	20	15	36	28
	$34	26	62	49

Stock-based compensation expense related to Tripadvisor was $34 million and $25 million for the three months ended June 30, 2024 and 2023, respectively, and $61 million and $48 million for the six months ended June 30, 2024 and 2023, respectively.

TripCo - Outstanding Awards

As of June 30, 2024, there were 1,035 thousand TripCo Series A common stock (“LTRPA”) options outstanding and 983 thousand LTRPA options exercisable at a weighted average exercise price (“WAEP”) of $6.04 and $6.14, respectively,  a weighted average remaining contractual life of 2.9 years and an aggregate intrinsic value of zero. There were no options to purchase LTRPA granted, exercised or canceled during the six months ended June 30, 2024.

As of June 30, 2024, there were 600 thousand TripCo Series B common stock (“LTRPB”) options outstanding and exercisable at a WAEP of $4.23, a weighted average remaining contractual life of 3.4 years and an aggregate intrinsic value of $710 thousand.  There were no grants, exercises or cancellations of LTRPB options during the six months ended June 30, 2024. On May 31, 2023, TripCo and our CEO agreed that TripCo would cancel the CEO’s vested and unexercised nonqualified stock options to purchase 1.8 million shares of LTRPB, which had been granted in December 2014 with an exercise price equal to $27.83 per share, in exchange for an immaterial cash payment.

LIBERTY TRIPADVISOR HOLDINGS, INC.

Notes to Condensed Consolidated Financial Statements

(unaudited)

During the six months ended June 30, 2024, pursuant to an agreement among TripCo, Liberty Media and our CEO, TripCo granted a cash award equal to $875,000 in satisfaction of the annual grant pursuant to which he was entitled under his employment agreement. The cash award cliff vests one year from the month of grant, subject to the satisfaction of certain performance objectives. Performance objectives, which are subjective, are considered in determining the timing and amount of the compensation expense recognized. When the satisfaction of the performance objectives becomes probable, the Company records compensation expense. The probability of satisfying the performance objectives is assessed at the end of each reporting period.

As of June 30, 2024, the total unrecognized compensation cost related to unvested Awards was approximately $486 thousand. Such amount will be recognized in the Company's condensed consolidated statements of operations over a weighted average period of approximately one year.

As of June 30, 2024, TripCo reserved 1.6 million shares of LTRPA and LTRPB for issuance under exercise privileges of outstanding stock options.

Tripadvisor Equity Grant Awards

The following table presents the number and WAEP of the Awards to purchase Tripadvisor common stock (“TRIP common stock”) granted to certain officers, employees and directors of Tripadvisor.

			Weighted
			average
	TRIP		remaining	Aggregate
	common stock		contractual	intrinsic
	options	WAEP	life	value
	in thousands		in years	in millions
Outstanding at January 1, 2024	3,927	$35.56
Granted	42	$25.50
Exercised	(80)	24.36
Cancelled or expired	(234)	$48.13
Outstanding at June 30, 2024	3,655	$34.88	4.7	$—
Exercisable at June 30, 2024	2,900	$37.90	3.8	$—
Vested and expected to vest after June 30, 2024	3,655	$34.88	4.7	$—

Tripadvisor’s stock options generally have a term of ten years from the date of grant and typically vest equally over a four-year requisite service period. Tripadvisor amortizes the GDFV of its stock option grants as stock-based compensation expense over the vesting term on a straight-line basis, with the amount of compensation expense recognized at any date at least equaling the portion of the GDFV of the award that is vested at that date. The weighted average GDFV of options issued was $13.64 per share for the six months ended June 30, 2024.

Additionally, during the six months ended June 30, 2024, Tripadvisor granted approximately 6 million units, vested and released approximately 3 million units, and had cancellations of approximately 1 million units, which included primarily service-based RSUs, as well as a limited number of performance-based RSUs (“PSUs”) and market-based restricted stock units (“MSUs”) under the TripAdvisor, Inc. 2018 Stock and Annual Incentive Plan. The estimated GDFV per RSU and PSU was measured based on the quoted price of TRIP common stock at the date of the grant, with PSUs calculated upon the establishment of performance targets and amortized on a straight-line basis over the requisite service period. Based upon actual attainment relative to the target financial metrics, employees have the ability to receive up to 200% of the target number originally granted, or to be issued none at all.  As the MSUs provide for vesting based upon Tripadvisor’s total shareholder return, or “TSR,” performance, the potential outcomes of future stock prices and TSR of Tripadvisor and the Nasdaq Composite Total Return Index, was used to calculate the GDFV of these awards. The weighted average GDFV for RSUs, PSUs and MSUs granted, vested and released, and cancelled during the six months ended June 30, 2024 was $26.54 per share, $23.89 per share, and $22.89 per share, respectively.

LIBERTY TRIPADVISOR HOLDINGS, INC.

Notes to Condensed Consolidated Financial Statements

(unaudited)

As of June 30, 2024, the total unrecognized compensation cost related to Tripadvisor stock-based awards, substantially RSUs, was approximately $307 million and will be recognized over a weighted average period of approximately 2.8 years.

(3) Earnings (Loss) Per Common Share (“EPS”)

Basic EPS is computed by dividing net earnings (loss) by the weighted average number of common shares outstanding (“WASO”) for the period. Diluted EPS presents the dilutive effect on a per share basis of potential common shares as if they had been converted at the beginning of the periods presented. Excluded from EPS for both of the three months ended June 30, 2024 and 2023 are 1 million of potential common shares due to stock options because their inclusion would be antidilutive. Excluded from EPS for the six months ended June 30, 2024 and 2023 are 1 million and 2 million, respectively, of potential common shares due to stock options because their inclusion would be antidilutive.

	TripCo Common Stock
	Three months ended		Six months ended
	June 30,		June 30,
	2024	2023	2024	2023

	number of shares in millions
Basic WASO	77	77	77	76
Potentially dilutive shares (1)	1	1	1	2
Diluted WASO	78	78	78	78

(1)	Potentially dilutive shares are excluded from the computation of diluted EPS during periods in which losses are reported since the result would be antidilutive.

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

The Company’s assets and liabilities measured at fair value are as follows:

	June 30, 2024			December 31, 2023
		Quoted prices	Significant		Quoted prices	Significant
		in active	other		in active	other
		markets for	observable		markets for	observable
		identical assets	inputs		identical assets	inputs
Description	Total	(Level 1)	(Level 2)	Total	(Level 1)	(Level 2)

	amounts in millions
Cash equivalents	$332	332	—	404	404	—
Variable Prepaid Forward	$13	—	13	6	—	6
TripCo Exchangeable Senior Debentures due 2051	$307	—	307	287	—	287
Preferred Stock Derivative	$4	—	4	21	—	21

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

On August 10, 2022, TripSPV, a wholly owned subsidiary of the Company, amended its variable prepaid forward (“VPF”) with a financial institution with respect to 2.4 million shares of TRIP common stock held by the Company. Pursuant to the amendment, the VPF has a forward floor price of $23.64 per share and a forward cap price of $29.24 per share. The VPF is included in other assets in the condensed consolidated balance sheets.

As a result of the Repurchase Agreement, as described in note 6, TripCo determined the Series A Preferred Stock required liability treatment and needed to be bifurcated between a debt host and derivative (the “Preferred Stock Derivative”). The Preferred Stock Derivative was recorded at fair value upon the reclassification from temporary equity.  Changes in the fair values of the VPF and Preferred Stock Derivative are recognized in realized and unrealized gains (losses) on financial instruments in the condensed consolidated statements of operations. The Preferred Stock Derivative is included in accrued liabilities and other current liabilities in the condensed consolidated balance sheet as of June 30, 2024 and in financial instrument liabilities in the condensed consolidated balance sheet as of December 31, 2023.

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

Realized and Unrealized Gains (Losses) on Financial Instruments

Realized and unrealized gains (losses) on financial instruments are comprised of changes in the fair value of the following:

	Three months ended		Six months ended
	June 30,		June 30,
	2024	2023	2024	2023

	amounts in millions
Variable Prepaid Forward	$18	6	6	3
TripCo Exchangeable Senior Debentures due 2051	(3)	(5)	(14)	(15)
Preferred Stock Derivative	38	14	17	19
	$53	15	9	7

The Company has elected to account for the Debentures using the fair value option. Changes in the fair value of the Debentures and financial instrument assets and liabilities recognized in the condensed consolidated statement of operations are primarily due to market factors primarily driven by changes in the fair value of the underlying shares of the financial instruments. The Company isolates the portion of the unrealized gain (loss) attributable to the change in the instrument specific credit risk and recognizes such amount in other comprehensive earnings (loss).  The change in the fair value of the Debentures attributable to changes in the instrument specific credit risk was a gain of $7 million and a gain of $4 million for the three months ended June 30, 2024 and 2023, respectively, and a loss of $6 million and a loss of $7 million for the six months ended June 30, 2024 and 2023, respectively.  The cumulative change was a gain of $23 million as of June 30, 2024.

LIBERTY TRIPADVISOR HOLDINGS, INC.

Notes to Condensed Consolidated Financial Statements

(unaudited)

(5) Debt

Outstanding debt at June 30, 2024 and December 31, 2023 is summarized as follows:

	June 30,	December 31,
	2024	2023

	amounts in millions
TripCo Exchangeable Senior Debentures due 2051	$307	287
TripCo variable prepaid forward	54	53
Tripadvisor Credit Facility	—	—
Tripadvisor Senior Notes due 2025	500	500
Tripadvisor Convertible Senior Notes due 2026	345	345
Deferred financing costs	(4)	(5)
Total consolidated TripCo debt	1,202	1,180
Debt classified as current	(307)	—
Total long-term debt	$895	1,180

TripCo Exchangeable Senior Debentures due 2051

On March 25, 2021, TripCo issued $300 million aggregate original principal amount of the Debentures.  Pursuant to the terms of the offering, on March 31, 2021, the initial purchasers notified the Company of their intention to exercise the option to purchase $30 million aggregate original principal amount of additional Debentures. The additional Debentures were issued on April 5, 2021. Upon an exchange of Debentures, TripCo, at its option, may deliver shares of TRIP common stock or the value thereof in cash or a combination of shares of TRIP common stock and cash. Initially, 14.3299 shares of TRIP common stock are attributable to each $1,000 original principal amount of Debentures, representing an initial exchange price of approximately $69.78 for each share of TRIP common stock. A total of approximately 4.7 million shares of TRIP common stock are attributable to the Debentures. Interest is payable quarterly on March 31, June 30, September 30 and December 31 of each year, commencing June 30, 2021. The Debentures may be redeemed by TripCo, in whole or in part, on or after March 27, 2025. Holders of the Debentures also have the right to require TripCo to purchase their Debentures on March 27, 2025. Accordingly, the Debentures are classified as current debt in the condensed consolidated balance sheet as of June 30, 2024. The redemption and purchase price will generally equal 100% of the adjusted principal amount of the Debentures plus accrued and unpaid interest to the redemption date, plus any final period distribution.

TripCo used a portion of the net proceeds from the sale of the Debentures to fund the cash portion of the purchase price for the repurchase of a portion of the Series A Preferred Stock (see note 6 below).

TripCo Variable Prepaid Forward

The VPF matures in November 2025. At maturity, the accreted loan amount due will be approximately $57 million.  As of June 30, 2024, 2.4 million shares of TRIP common stock, with a value of approximately $43 million, were pledged as collateral pursuant to the VPF contract.

Tripadvisor Credit Facility

Tripadvisor is party to a credit agreement with a group of lenders, initially entered into in June 2015 and, amended and restated in June 2023, which, among other things, provides for a $500 million secured revolving credit facility (the “Credit Facility”). The Credit Facility has a maturity date of June 29, 2028 (unless, on any date that is 91 days prior to the final scheduled maturity date in respect of any indebtedness outstanding under certain “specified debt,” the aggregate outstanding principal amount of such specified debt is $200 million or more then the maturity date will be such business day).

LIBERTY TRIPADVISOR HOLDINGS, INC.

Notes to Condensed Consolidated Financial Statements

(unaudited)

As of June 30, 2024 and December 31, 2023, Tripadvisor had no outstanding borrowings under the Credit Facility and had issued $3 million and $4 million, respectively, of undrawn standby letters of credit under the Credit Facility. Tripadvisor’s Credit Facility also includes $15 million of borrowing capacity available for letters of credit and $40 million for swing line borrowings on same-day notice.

The Credit Facility, among other things, requires Tripadvisor to maintain a maximum total net leverage ratio of 4.5 to 1.0 and contains certain customary affirmative and negative covenants and events of default, including a change of control.

On July 8, 2024, Tripadvisor amended its Credit Facility, which among other things, provides for a new $500 million term loan B credit facility maturing July 8, 2031, with an interest rate based on the Secured Overnight Financing Rate plus 2.75% (the “Term Loan B Facility”). The Term Loan B Facility was offered at 99.75% of par and is required to be paid down at 1.00% of the aggregate principal amount per year. On July 15, 2024, Tripadvisor used proceeds from the Term Loan B Facility to fully redeem the $500 million aggregate principal amount of its 7.00% Senior Notes due 2025 (“2025 Senior Notes”).

Capped Call Transactions

In connection with the issuance of the 2026 Convertible Senior Notes, Tripadvisor entered into privately negotiated capped call transactions (the “Capped Calls”) with certain of the initial purchasers of the 2026 Convertible Senior Notes and/or their respective affiliates and/or other financial institutions at a cost of approximately $35 million.

The Capped Calls are considered indexed to Tripadvisor’s own stock and are considered equity under GAAP. The Capped Calls are reported as a reduction to additional paid-in-capital and noncontrolling interest in equity of subsidiaries within stockholders’ equity as of June 30, 2024 and December 31, 2023.

Fair Value of Debt

As of June 30, 2024, Tripadvisor estimated the fair value of its 2025 Senior Notes to be approximately $502 million and the fair value of its outstanding 0.25% Convertible 2026 Senior Notes (“2026 Convertible Senior Notes”) to be approximately $314 million. Tripadvisor considers the 2025 Senior Notes and the 2026 Convertible Senior Notes (collectively, the “Senior Notes”) to be “Level 2” fair value measurements. The estimated fair values of the Senior Notes are based on recently reported market transactions and/or prices for identical or similar financial instruments obtained from a third-party pricing source.

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

LIBERTY TRIPADVISOR HOLDINGS, INC.

Notes to Condensed Consolidated Financial Statements

(unaudited)

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

There were 187,414 shares of Series A Preferred Stock authorized, issued and outstanding at June 30, 2024 and December 31, 2023.

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

Redemption

The Company is required to redeem for cash shares of Series A Preferred Stock on the earlier of (i) the first business day after the fifth anniversary of March 26, 2020, or (ii) subject to certain exceptions, a change in control of TripCo. The “Redemption Price” in a mandatory redemption will equal the greater of (i) the sum of the liquidation value on the redemption date, plus all unpaid dividends accrued since the last dividend date, and (ii) the product of the (x) initial liquidation value, multiplied by (y) an accretion factor (determined based on a formula set forth in the Certificate of Designations) with respect to the TRIP common stock, less (z) the aggregate amount of all dividends paid in cash or shares of Eligible Common Stock from March 26, 2020 through the applicable redemption date. As a result of the redemption date, the Series A Preferred Stock is classified as a current liability in the condensed consolidated balance sheet as of June 30, 2024.

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

LIBERTY TRIPADVISOR HOLDINGS, INC.

Notes to Condensed Consolidated Financial Statements

(unaudited)

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

Recognition

Prior to the partial redemption, as the Series A Preferred Stock was redeemable and the redemption triggers were outside of TripCo’s control, the Company was required to classify the shares outside of permanent equity.  The Company calculated the carrying value of the Series A Preferred Stock pursuant to the Redemption Price calculation, and any changes in the carrying value of the Series A Preferred Stock were recorded directly to retained earnings. Immediately prior to the partial redemption, the Company recognized a $410 million decrease to retained earnings related to the value of the Series A Preferred Stock. As a result of the Repurchase Agreement, the Series A Preferred Stock may no longer be settled in shares of TripCo or TRIP common stock and the Purchaser no longer has the ability to participate on the TripCo board of directors purely through ownership of Series A Preferred Stock. Following an evaluation of the accounting impact of these changes, we concluded the Series A Preferred Stock is a debt host with an equity-indexed derivative that is required to be bifurcated. Accordingly, the Series A Preferred Stock was required to be measured at fair value, through retained earnings, in connection with the reclassification from temporary equity to a liability.  The fair value of the Series A Preferred Stock was estimated to be $40 million lower than its redemption value and such amount was recorded as an increase to retained earnings. The debt host component is included in Series A Preferred Stock liability on the condensed consolidated balance sheet and will be accreted through interest expense to the amount to be paid upon settlement. The Preferred Stock Derivative is recorded at fair value and is included in accrued liabilities and other current liabilities as of June 30, 2024, and in financial instrument liabilities as of December 31, 2023 in the condensed consolidated balance sheets.  As of June 30, 2024, the estimated fair value of the debt host component was $254 million, based on the present value of the liquidation price on the redemption date (Level 2).

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

LIBERTY TRIPADVISOR HOLDINGS, INC.

Notes to Condensed Consolidated Financial Statements

(unaudited)

Common Stock

LTRPA entitles the holders to one vote per share, LTRPB entitles the holders to ten votes per share and LTRPK, except as otherwise required by applicable law, entitles the holder to no voting rights.  As of June 30, 2024, no shares of LTRPK have been issued. All series of TripCo common stock participate on an equal basis with respect to dividends and distributions.

Subsidiary Purchases of Common Stock

During the three months ended June 30, 2024, Tripadvisor repurchased 1,366,385 shares of its outstanding common stock at an average price of $18.28 per share, exclusive of fees and commissions, or $25 million in the aggregate. During the three months ended June 30, 2023, Tripadvisor repurchased 4,724,729 shares of its outstanding common stock at an average share price of $15.85 per share, exclusive of fees and commissions, or $75 million in the aggregate.

On September 7, 2023, Tripadvisor’s board of directors authorized the repurchase of $250 million in shares of its common stock under a new share repurchase program. This new share repurchase program, which has a term of two years, does not obligate Tripadvisor to acquire any particular number of shares and may be modified, suspended or discontinued at any time. As of June 30, 2024, Tripadvisor had $200 million remaining available to repurchase shares of its common stock under its share repurchase program.

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

As of June 30, 2024, Tripadvisor had an accrual in the amount of $10 million in accrued liabilities and other current liabilities in the condensed consolidated balance sheet for a potential regulatory matter within Tripadvisor’s alternative accommodation rentals offering. This amount was accrued during the three months ended March 31, 2024, and is recorded to selling, general and administrative, including stock-based compensation in the condensed consolidated statements of operations for the six months ended June 30, 2024 and is based on Tripadvisor’s best estimate of probable loss; the ultimate resolution of this contingency may be greater or less than the liability recorded.

Income Tax Matters

Tripadvisor received Notices of Proposed Adjustments (“NOPA”) from the IRS with respect to income tax returns filed by Expedia when Tripadvisor was part of Expedia Group’s consolidated income tax return for the 2014 through 2016 tax years. The assessment was related to certain transfer pricing arrangements with foreign subsidiaries, for which Tripadvisor had requested competent authority assistance under the Mutual Agreement Procedure (“MAP”) for the 2014 through 2016 tax years. In January 2024, Tripadvisor received notification of a MAP resolution agreement for the 2014 through 2016 tax years, which it accepted in February 2024. During the six months ended June 30, 2024, Tripadvisor recorded additional income tax expense as a discrete item, inclusive of interest, of $45 million related to this settlement in the condensed consolidated statement of operations. Tripadvisor reviewed the impact of the acceptance of this settlement position against its existing transfer pricing income tax reserves for the subsequent open tax years during the first quarter of 2024, which resulted in an income tax benefit, inclusive of estimated interest, of $4 million. During the three months ended June 30, 2024, Tripadvisor made a tax payment to the IRS of $141 million, inclusive of estimated interest, to satisfy

LIBERTY TRIPADVISOR HOLDINGS, INC.

Notes to Condensed Consolidated Financial Statements

(unaudited)

this audit settlement. Tripadvisor anticipates a competent authority refund from a foreign jurisdiction and certain federal tax benefits, net of state tax payments due, associated with this IRS audit settlement which will be substantially settled in the next twelve months, resulting in an estimated net cash inflow of $25 million to $35 million, inclusive of related interest. This anticipated refund is reflected in current income taxes receivable, partially offset by a lesser amount of anticipated state tax payments in accrued liabilities and other current liabilities on the condensed consolidated balance sheet as of June 30, 2024.

As of December 31, 2023, Tripadvisor had recorded $153 million of unrecognized tax benefits, inclusive of interest, which were primarily included in other liabilities on the condensed consolidated balance sheet. As a result of Tripadvisor’s acceptance of MAP with the IRS for the 2014 through 2016 tax years, and its impact on other ongoing IRS audits, as described above, Tripadvisor reduced this unrecognized tax benefits liability by $79 million during the three months ended March 31, 2024, by reclassifying this balance to accrued liabilities and other current liabilities on the consolidated balance sheet, representing a short-term payment obligation to the IRS, which was subsequently paid during the three months ended June 30, 2024, as noted above.

In addition, as disclosed in the Annual Report on Form 10-K for the year ended December 31, 2023, Tripadvisor received a NOPA from the IRS for the 2009 through 2011 tax years relating to certain transfer pricing arrangements with its foreign subsidiaries. In response, Tripadvisor also requested competent authority assistance under MAP for the 2009 through 2011 tax years. In January 2023, Tripadvisor received a final notice from the IRS regarding a MAP resolution agreement for the 2009 through 2011 tax years, which Tripadvisor accepted in February 2023. In the first quarter of 2023, Tripadvisor recorded additional income tax expense as a discrete item, inclusive of interest, of $31 million specifically related to this settlement on the condensed consolidated statement of operations. During the first quarter of 2023, Tripadvisor reviewed the impact of the acceptance of this settlement position against its existing transfer pricing income tax reserves for the subsequent tax years, which resulted in incremental income tax expense, inclusive of estimated interest, of $24 million. The net impact of these adjustments resulted in an incremental income tax expense of $55 million, which was recognized during the three months ended March 31, 2023. During the three months ended June 30, 2023, Tripadvisor made a U.S. federal tax payment of $113 million, inclusive of interest, to Expedia related to this IRS audit settlement, pursuant to the Tax Sharing Agreement with Expedia.

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

We have three reportable segments: (1) Brand Tripadvisor; (2) Viator; and (3) TheFork.

●	Brand Tripadvisor – This segment includes Tripadvisor-branded hotels revenue, which consists of hotel meta revenue, primarily click-based advertising revenue, and hotel business to business revenue, which includes primarily subscription-based advertising and hotel sponsored placements revenue; Media and advertising revenue, which consists primarily of display-based advertising revenue; Tripadvisor experiences and dining revenue, which consists of intercompany (intersegment) revenue related to affiliate marketing commissions earned from experience bookings and, to a lesser extent, restaurant reservation bookings on Tripadvisor-branded websites and mobile apps, fulfilled by Viator and TheFork, respectively, which are eliminated on a consolidated basis, in addition to external revenue generated from Tripadvisor restaurant offerings; as well as other revenue,

LIBERTY TRIPADVISOR HOLDINGS, INC.

Notes to Condensed Consolidated Financial Statements

(unaudited)

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

	Three months ended		Six months ended
	June 30,		June 30,
	2024	2023	2024	2023

Major Products/Revenue Sources:	amounts in millions
Brand Tripadvisor
Tripadvisor-branded hotels	$150	174	309	343
Media and advertising	41	42	73	72
Tripadvisor experiences and dining	48	50	84	83
Other	11	13	24	25
Total Brand Tripadvisor	250	279	490	523

Viator	244	216	385	331
TheFork	42	38	83	73
Intersegment eliminations	(39)	(39)	(66)	(62)
Total Revenue	$497	494	892	865

The following table provides information about the balances of accounts receivable and contract assets, net of allowance for credit losses, from contracts with customers:

	June 30, 2024	December 31, 2023

	amounts in millions
Accounts receivable	$227	177
Contract assets	26	15
Total	$253	192

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

Contract liabilities generally include payments received in advance of performance under the contract, and are realized as revenue as the performance obligation to the customer is satisfied, which Tripadvisor presents as deferred revenue on its consolidated balance sheets, including amounts that are refundable. As of January 1, 2024, Tripadvisor had $49 million,  recorded as deferred revenue on its condensed consolidated balance sheets, of which $10 million and $38 million was recognized as revenue during the three and six months ended June 30, 2024 and 2023, respectively.  During the three and six months ended June 30, 2024, refunds due to cancellations by travelers were $1 million and $3 million, respectively. As of January 1, 2023, Tripadvisor had $44 million recorded as deferred revenue on its condensed consolidated balance sheet, of which $8 million and $36 million was recognized as revenue during the three and six months ended June 30, 2023, respectively. During the three and six months ended June 30, 2023, refunds due to cancellations by travelers were $1 million and $3 million, respectively.

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

Adjusted OIBDA is summarized as follows:

	Three months ended June 30,		Six months ended June 30,
	2024	2023	2024	2023

	amounts in millions
Brand Tripadvisor	$84	96	161	168
Viator	10	(2)	(18)	(31)
TheFork	3	(4)	—	(14)
Corporate and eliminations	(4)	(3)	(6)	(6)
Consolidated TripCo	$93	87	137	117

In addition, we do not report assets, capital expenditures and related depreciation expense by segment as our Chief Operating Decision Maker (“CODM”) does not use this information to evaluate operating segments. Accordingly, we do not regularly provide such information by segment to our CODM.

LIBERTY TRIPADVISOR HOLDINGS, INC.

Notes to Condensed Consolidated Financial Statements

(unaudited)

The following table provides a reconciliation of Adjusted OIBDA to Operating income (loss) and Earnings (loss) before income taxes:

	Three months ended		Six months ended
	June 30,		June 30,
	2024	2023	2024	2023

	amounts in millions
Adjusted OIBDA	$93	87	137	117
Stock-based compensation	(34)	(26)	(62)	(49)
Depreciation and amortization	(20)	(21)	(42)	(42)
Legal reserves and settlements(1)	(4)	—	(14)	—
Restructuring and other related reorganization costs (2)	—	—	(1)	—
Non-recurring expenses (3)	(2)	—	(3)	(3)
Operating income (loss)	33	40	15	23
Interest expense	(17)	(17)	(34)	(33)
Dividend and interest income	13	12	26	23
Realized and unrealized gains (losses), net	53	15	9	7
Other, net	(1)	(1)	(4)	(2)
Earnings (loss) before income taxes	$81	49	12	18

(1)	See discussion in note 8 related to a $10 million potential regulatory matter. During the second quarter of 2024 Tripadvisor recorded a one-time charge of $4 million to general and administrative, including stock based compensation on the condensed consolidated statement of operations, resulting from legislation enacted in Canada during June 2024 related to digital services taxes, which requires retrospective application back to January 1, 2022. This amount represents the one-time retrospective liability for the periods prior to April 1, 2024, while the liability for the three months ended June 30, 2024 and all prospective periods are and will be included within Adjusted OIBDA.
(2)	During the third quarter of 2023, Tripadvisor initiated a restructuring and reduced global headcount. Tripadvisor expects the majority of remaining unpaid restructuring costs as of June 30, 2024 to be disbursed during 2024.
(3)	Tripadvisor expensed $2 million of transaction costs during the three months ended June 30, 2024 and $3 million of transaction costs during each of the six months ended June 30, 2024 and 2023, to selling, general and administrative, including stock-based compensation on the condensed consolidated statement of operations. Tripadvisor considers such costs to be non-recurring in nature.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Certain statements in this Quarterly Report on Form 10-Q constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, including statements regarding our business and marketing strategies; the impacts of the coronavirus pandemic (“COVID-19”); improvements in global travel, related spending and revenue; new products and service offerings; the impact of metasearch and search engines’ results placement and algorithms; changes in global economic conditions; consumer demand; increased inflation; our projected sources and uses of cash; anticipated debt obligations; our ability to continue as a going concern; strategic alternatives with respect to our company; statements regarding the carrying value of our intangible assets; fluctuations in interest rates and foreign exchange rates; and the anticipated impact of certain contingent liabilities related to tax rules and other matters arising in the ordinary course of business. Forward-looking statements inherently involve many risks and uncertainties that could cause actual results to differ materially from those projected in these statements. Where, in any forward-looking statement, we express an expectation or belief as to future results or events, such expectation or belief is expressed in good faith and believed to have a reasonable basis, but such statements necessarily involve risks and uncertainties and there can be no assurance that the expectation or belief will result or be achieved or accomplished. The following include some but not all of the factors that could cause actual results or events to differ materially from those anticipated:

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

For additional risk factors, please see Part II, Item 1A. of this Quarterly Report, Part II, Item 1A. of the Quarterly Report on Form 10-Q for the quarter ended March 31, 2024, and Part I, Item 1A. Risk Factors of the Annual Report on Form 10-K for the year ended December 31, 2023. These forward-looking statements and such risks, uncertainties and other factors speak only as of the date of this Quarterly Report, and we expressly disclaim any obligation or undertaking to disseminate any updates or revisions to any forward-looking statement contained herein, to reflect any change in our expectations with regard thereto, or any other change in events, conditions or circumstances on which any such statement is based.

The following discussion and analysis provides information concerning our results of operations and financial condition. This discussion should be read in conjunction with our accompanying condensed consolidated financial statements and the notes thereto.

Overview

The accompanying financial statements and the other information herein refer to Liberty TripAdvisor Holdings, Inc.

and its controlled subsidiaries as “TripCo,” “Consolidated TripCo,” the “Company,” “us,” “we” and “our” unless the context otherwise requires. We own an approximate 21% economic interest and 57% voting interest in Tripadvisor as of June 30, 2024. All significant intercompany accounts and transactions have been eliminated in the accompanying condensed consolidated financial statements.

TripCo has several obligations due within twelve months that cause substantial doubt about the Company’s ability to continue as a going concern within one year after the date that the financial statements are issued. See further discussion in note 1 to the accompanying condensed consolidated financial statements and “Liquidity and Capital Resources” below.

Trends

The online travel industry in which Tripadvisor operates is large, highly dynamic and increasingly competitive. Current trends affecting Tripadvisor’s overall business and segments, including uncertainties that may impact its ability to execute on its objectives and strategies, are described below. Public health-related events, such as a pandemic, political instability, geopolitical conflicts, including the evolving events in the Middle East, acts of terrorism, fluctuations in currency values, and changes in global economic conditions are examples of other events that could have a negative impact on the travel industry and as a result, Tripadvisor’s financial results in the future.

Prior to Google introducing changes to its search engine results page, Tripadvisor generated a significant amount of direct traffic from search engines, including Google, through strong search engine optimization (“SEO”) performance across all segments. Tripadvisor believes its SEO traffic acquisition performance has been negatively impacted in the past, and may be impacted in the future, by metasearch and search engines (primarily Google) changing their search result placement and underlying algorithms, including to increase the prominence of their own products in search results across its business, most notably within its hotel meta offering within the Brand Tripadvisor segment.

In response to the large underpenetrated market for experiences, Viator continues to invest in marketing to drive awareness and grow market share. Over the long-term, Tripadvisor is focused on driving a greater percentage of its bookings from direct channels. Tripadvisor is doing this by continuing to focus on increasing its brand recognition and improving the user experience across products on its website and mobile app, providing high-quality customer service, and offering leading customer choice for online bookable experiences supply.

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

Due to recent goodwill and trademark impairments related to the Brand Tripadvisor reporting unit (formerly Tripadvisor Core reporting unit), the fair values of such intangible assets do not significantly exceed their respective carrying values. TripCo will continue to monitor Tripadvisor’s current business performance versus the current and updated long-term forecasts, among other relevant considerations, to determine if the carrying value of its assets (including Goodwill and Trademarks) is appropriate. Future outlook declines in revenue, cash flows, or other factors could result in a sustained decrease in fair value that may result in a determination that carrying value adjustments are required, which could be material.

Recent Developments

As disclosed in our Annual Report on Form 10-K for the year ended December 31, 2023, in August 2023, Tripadvisor received a Notice of Proposed Adjustment from the IRS for the 2014 through 2016 tax years relating to certain transfer pricing arrangements with its foreign subsidiaries. In response, Tripadvisor requested competent authority assistance under Mutual Agreement Procedure (“MAP”) for the 2014 through 2016 tax years. In January 2024, Tripadvisor received notification of a MAP resolution agreement for the 2014 through 2016 tax years, which it accepted in February 2024.

During the six months ended June 30, 2024, Tripadvisor recorded additional income tax expense as a discrete item, inclusive of interest, of $45 million related to this settlement on the condensed consolidated statement of operations. Tripadvisor reviewed the impact of the acceptance of this settlement position against its existing transfer pricing income tax reserves for the subsequent open tax years during the first quarter of 2024, which resulted in an income tax benefit, inclusive of estimated interest, of $4 million. During the three months ended June 30, 2024, Tripadvisor made a payment to the IRS of $141 million, inclusive of interest to satisfy this audit settlement. Tripadvisor anticipates a competent authority refund from a foreign jurisdiction and certain federal tax benefits, net of state tax payments due, associated with this IRS audit settlement which will be substantially settled in the next twelve months, resulting in an estimated net cash inflow of $25 million to $35 million, inclusive of related interest. See note 8 to the accompanying condensed consolidated financial statements for further information regarding potential material contingencies related to ongoing audits regarding income taxes.

Results of Operations—Consolidated—June 30, 2024 and 2023

General.  We provide in the tables below information regarding our consolidated Operating Results and Other Income and Expense.

	Three months ended		Six months ended
	June 30,		June 30,
	2024	2023	2024	2023

	amounts in millions
Revenue
Brand Tripadvisor	$250	279	490	523
Viator	244	216	385	331
TheFork	42	38	83	73
Intersegment eliminations	(39)	(39)	(66)	(62)
Total revenue	497	494	892	865
Operating expense	107	101	206	188
Selling, general and administrative expense	303	306	567	563
Stock-based compensation	34	26	62	49
Depreciation and amortization	20	21	42	42
Operating income (loss)	33	40	15	23
Other income (expense):
Interest expense	(17)	(17)	(34)	(33)
Dividend and interest income	13	12	26	23
Realized and unrealized gains (losses) on financial instruments, net	53	15	9	7
Other, net	(1)	(1)	(4)	(2)
	48	9	(3)	(5)
Earnings (loss) before income taxes	81	49	12	18
Income tax (expense) benefit	(14)	(20)	(57)	(77)
Net earnings (loss)	$67	29	(45)	(59)

Adjusted OIBDA	$93	87	137	117

Revenue. Brand Tripadvisor revenue decreased $29 million and $33 million during the three and six months ended June 30, 2024, respectively, when compared to the same periods in the prior year. The components of Brand Tripadvisor revenue are detailed as follows:

	Three months ended		Six months ended
	June 30,		June 30,
	2024	2023	2024	2023

	amounts in millions
Tripadvisor-branded hotels	$150	174	309	343
Media and advertising	41	42	73	72
Tripadvisor experiences and dining (1)	48	50	84	83
Other	11	13	24	25
Total Brand Tripadvisor	$250	279	490	523

(1)Tripadvisor experiences and dining revenue within the Brand Tripadvisor segment is shown gross of intersegment (intercompany) revenue, which is eliminated on a consolidated basis. See note 9 to the accompanying condensed consolidated financial statements for a discussion of intersegment revenue.

Tripadvisor-branded hotels revenue decreased $24 million and $34 million during the three and six months ended June 30, 2024, respectively, when compared to the same periods in 2023, primarily due to a decrease in Tripadvisor’s hotel meta revenue and, to a lesser extent, a decrease in hotel business to business revenue, as Tripadvisor transitions from a sales-led model to a self-service model. The decrease in Tripadvisor’s hotel meta revenue was primarily driven by declines in its U.S. and European hotel meta revenue and, to a lesser extent, rest of world hotel meta revenue, primarily due to weaker demand due to increased competition in paid online marketing channels and continued headwinds impacting free channels, or SEO, during the second quarter of 2024, contributing to a decrease in click volumes.

Media and advertising revenue consists of revenue from display-based advertising (or “media advertising”) across Tripadvisor’s platform. Media and advertising revenue decreased $1 million and increased $1 million during the three and six months ended June 30, 2024, respectively, when compared to the same periods in 2023, partially due to the timing of certain advertising campaigns.

Tripadvisor experiences and dining revenue includes intercompany (intersegment) revenue and external revenue generated from Tripadvisor’s restaurant service offerings. The intercompany revenue consists of affiliate marketing commissions earned primarily from experience bookings and, to a lesser extent, restaurant reservation bookings, on Tripadvisor-branded websites and mobile apps fulfilled by Viator and TheFork, respectively, and is eliminated on a consolidated basis. Tripadvisor experiences and dining revenue decreased $2 million during the three months ended June 30, 2024 when compared to the same period in 2023, primarily due to a decline in dining revenue as Tripadvisor moves from a sales-led model to a self-service model, and, to a lesser extent, some deceleration in experiences growth during the second quarter. Tripadvisor experiences and dining revenue increased $1 million during the six months ended June 30, 2024, when compared to the same periods in 2023, driven by experiences revenue, mostly offset by a decline in dining revenue as Tripadvisor moves from a sales-led model to a self-service model, as noted above.

Other revenue includes alternative accommodation rentals revenue, in addition to click-based advertising and display-based advertising revenue from cruise, flights and rental cars offerings on Tripadvisor websites and mobile apps. Other revenue decreased $2 million and $1 million during the three and six months ended June 30, 2024, respectively, compared to the same periods in 2023, primarily due to a decline in alternative accommodation rentals revenue, partially offset by an increase in cruise revenue.

Viator revenue increased $28 million and $54 million during the three and six months ended June 30, 2024, respectively, when compared to the same periods in 2023, driven by consumer demand for experiences across all geographies, driving growth in bookings. The increase in revenue during the three months ended June 30, 2024, when compared to the same period in 2023, was slightly offset by the timing of the Easter holiday during the second quarter of 2023, while the Easter holiday occurred during the first quarter in 2024, and as noted above, some deceleration in growth in the Brand Tripadvisor point-of-sale during the second quarter of 2024. Tripadvisor continues to believe that Viator is also benefiting from a larger macro trend, as the large global market in which it operates continues to grow and migrate online from traditional offline sources.

TheFork segment revenue increased $4 million and $10 million during the three and six months ended June 30, 2024, respectively, when compared to the same periods in 2023, driven by increased consumer demand for dining in Europe, including increased bookings and pricing.

Operating expense. Operating expense increased $6 million and $18 million for the three and six months ended June 30, 2024, respectively, when compared to the same periods in 2023, primarily due to cost of revenue increases of $5 million and $11 million, respectively, driven by increased direct revenue generation costs related to data center costs and media production costs in the Brand Tripadvisor segment, as well as increased direct costs from credit card payment processing fees and other revenue-related transaction costs in the Viator segment in direct correlation with an increase in revenue, as Viator serves as the merchant of record for the significant majority of its experience booking transactions. Additionally, technology and content costs increased $1 million and $7 million, during the three and six months ended June 30, 2024, respectively, when compared to the same periods in 2023, primarily due to increased personnel and overhead costs resulting from additional headcount to support business growth and strategic initiatives within the Viator and Brand Tripadvisor segments, respectively.

Selling, general and administrative. Selling, general and administrative expense decreased $3 million and increased $4 million for the three and six months ended June 30, 2024, respectively, when compared to the same periods in the prior year. The decrease for the three months ended June 30, 2024, compared to the same period in the prior year, was primarily due to a $9 million decrease in selling and marketing costs, partially offset by a $6 million increase in general and administrative expenses.  The decrease in selling and marketing costs was primarily driven by a $17 million decrease in Brand Tripadvisor’s paid online traffic acquisition costs, partially offset by a $9 million increase in Viator’s paid online traffic acquisition costs to capture consumer demand, including increased investment within the Viator segment to grow market share, acquire new customers, and drive brand awareness. General and administrative expenses increased during the three months ended June 30, 2024 primarily due to incremental digital service tax costs of $4 million resulting from enacted tax legislation in Canada during June 2024, and non-recurring transaction costs of $2 million.

The increase for the six months ended June 30, 2024, compared to the same period in the prior year, was due to an $11 million increase in general and administrative expenses, partially offset by a $7 million decrease in selling and marketing expenses. The increase in general and administrative expenses was primarily due to an estimated accrual of $10 million for the potential settlement of a regulatory related matter and $4 million of incremental digital service tax costs. Selling and marketing costs decreased  primarily due to a decrease in personnel and overhead costs related to a reduction in headcount related to Tripadvisor’s cost reduction measures taken during 2023 in the Brand Tripadvisor segment.  Selling and marketing costs also decreased due to a $26 million decrease in Brand Tripadvisor’s paid online traffic acquisition costs, partially offset by a $24 million increase in Viator’s paid online traffic acquisition costs to capture consumer demand, including increased investment within the Viator segment to grow market share, acquire new customers, and drive brand awareness.

Operating Income (Loss).  Operating income decreased $7 million and $8 million during the three and six months ended June 30, 2024, respectively, when compared to the same periods in the prior year, impacted by the above explanations.

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

The following table provides a reconciliation of Operating income (loss) to Adjusted OIBDA.

	Three months ended		Six months ended
	June 30,		June 30,
	2024	2023	2024	2023

	amounts in millions
Operating income (loss)	$33	40	15	23
Stock-based compensation	34	26	62	49
Depreciation and amortization	20	21	42	42
Legal reserves and settlements (1)	4	—	14	—
Restructuring and other related reorganization costs	—	—	1	—
Non-recurring expenses (3)	2	—	3	3
Adjusted OIBDA	$93	87	137	117

(1)	See discussion in note 8 to the accompanying condensed consolidated financial statements related to a $10 million potential regulatory matter. During the second quarter of 2024 Tripadvisor recorded a one-time charge of $4 million to general and administrative, including stock-based compensation on the condensed consolidated statement of operations, resulting from legislation enacted in Canada during June 2024 related to digital services taxes, which requires retrospective application back to January 1, 2022. This amount represents the one-time retrospective liability for the periods prior to April 1, 2024, while the liability for the three months ended June 30, 2024 and all prospective periods are and will be included within Adjusted OIBDA.
(2)	During the third quarter of 2023, Tripadvisor initiated a restructuring and reduced global headcount. Tripadvisor expects the majority of remaining unpaid restructuring costs as of June 30, 2024 to be disbursed during 2024.
(3)	Tripadvisor expensed $2 million of transaction costs during the three months ended June 30, 2024 and $3 million of transaction costs during each of the six months ended June 30, 2024 and 2023, to selling, general and administrative, including stock-based compensation on the condensed consolidated statement of operations. Tripadvisor considers such costs to be non-recurring in nature.

Adjusted OIBDA is summarized as follows:

	Three months ended		Six months ended
	June 30,		June 30,
	2024	2023	2024	2023

	amounts in millions

Brand Tripadvisor	$84	96	161	168
Viator	10	(2)	(18)	(31)
TheFork	3	(4)	—	(14)
Corporate	(4)	(3)	(6)	(6)
Consolidated TripCo	$93	87	137	117

Consolidated Adjusted OIBDA increased $6 million and $20 million during the three and six months ended June 30, 2024, respectively, when compared to the same periods in the prior year.  Brand Tripadvisor Adjusted OIBDA decreased $12 million and $7 million during the three and six months ended June 30, 2024, respectively, when compared to the same periods in the prior year, while Adjusted OIBDA margin remained constant and increased 1% during the three and six months ended June 30, 2024, respectively, when compared to the same periods in 2023. The decline in Adjusted OIBDA was primarily due to a decrease in revenue as noted above, and to a lesser extent, an increase in brand advertising costs, direct revenue generation costs related to data center and media production costs, primarily in media and advertising, partially offset by a decrease in direct selling and marketing expenses related to online paid traffic acquisition costs and personnel and overhead costs driven by a reduction in headcount related to cost reduction measures taken during 2023. The improvement in Adjusted OIBDA margin during the six months ended June 30, 2024, when compared to the same period in 2023, was largely due to the decrease of selling and marketing costs as a percent of revenue, partially offset by increases in cost of revenue and technology and content costs as a percent of revenue.

Viator Adjusted OIBDA improved $12 million and $13 million, while Adjusted OIBDA margin improved 5% and 4% during the three and six months ended June 30, 2024, respectively, when compared to the corresponding periods in 2023, primarily due to increased leverage as Tripadvisor scales the business and drives greater bookings from more profitable repeat customers.  These improvements were partially offset by Tripadvisor’s continued investment in marketing in response to consumer demand for experiences and increased investment to grow market share, acquire new customers, and drive brand awareness. In addition, increased personnel and overhead costs to support business growth and invest in Tripadvisor’s product experience and, to a lesser extent, increased digital service taxes and an increase in revenue generation costs resulting from credit card payments in direct correlation with the increase in revenue, all negatively impacted Adjusted OIBDA. The improvements in Adjusted OIBDA margin were primarily due to a decrease in selling and marketing costs as a percent of revenue.

TheFork Adjusted OIBDA improved $7 million and $14 million, while Adjusted OIBDA margin improved 18% and 19% during the three and six months ended June 30, 2024, respectively, when compared to the corresponding period in the prior year. The improvements in Adjusted OIBDA were primarily due to increases in revenue, as noted above, and lower personnel and overhead costs. The improvements in Adjusted OIBDA margin were primarily due to lower personnel and overhead costs as a percent of revenue, and to a lesser extent, lower selling and marketing costs as a percent of revenue as a result of efficient marketing spend.

Corporate Adjusted OIBDA includes TripCo level selling, general and administrative expenses. Corporate Adjusted OIBDA loss remained relatively flat for the three and six months ended June 30, 2024, when compared to the same periods in the prior year.

Interest expense. Interest expense remained relatively flat for the three and six months ended June 30, 2024, when compared to the same periods in the prior year.

Dividend and interest income.  Dividend and interest income increased $1 million and $3 million during the three and six months ended June 30, 2024, respectively, when compared to the same periods in the prior year, primarily due to an increase in the average amount of cash invested at Tripadvisor and increased interest rates received on bank deposits as well as an increase in interest earned on money market funds during the three and six months ended June 30, 2024.

Realized and unrealized gains (losses) on financial instruments, net.  Realized and unrealized gains (losses) on financial instruments, net are comprised of changes in the fair value of the following:

	Three months ended		Six months ended
	June 30,		June 30,
	2024	2023	2024	2023

	amounts in millions
Variable Prepaid Forward	$18	6	6	3
TripCo Exchangeable Senior Debentures due 2051	(3)	(5)	(14)	(15)
Preferred Stock Derivative	38	14	17	19
	$53	15	9	7

The changes in these accounts are primarily due to market factors and changes in the fair value of the underlying stocks or financial instruments to which these related. Realized and unrealized gains on financial instruments, net increased $38 million and $2 million during the three and six months ended June 30, 2024, respectively, compared to the same periods in the prior year. The increased unrealized gains in the three months ended June 30, 2024 were primarily due to unrealized gains of $38 million related to the Preferred Stock Derivative (defined in note 4 of the accompanying condensed consolidated financial statements).

Other, net.  Other, net expense remained flat and increased $2 million for the three and six months ended June 30, 2024, respectively, when compared to the same periods in the prior year.  Activity in the Other, net account primarily relates to share of earnings (losses) of affiliates and other gains (losses) at Tripadvisor.

Income taxes.  Earnings (loss) before income taxes, income tax (expense) benefit, and the effective tax rates for the three and six months ended June 30, 2024 and 2023 are summarized below:

	Three months ended		Six months ended
	June 30,		June 30,
	2024	2023	2024	2023

	amounts in millions
Earnings (loss) before income taxes	$81	49	12	18
Income tax (expense) benefit	$(14)	(20)	(57)	(77)
Effective tax rate	17%	41%	475%	428%

For the three months ended June 30, 2024, the Company’s tax rate was lower than the expected federal tax rate of 21% primarily due to unrealized gains attributable to the Company’s own stock which is not recognized for tax purposes and a decrease in the valuation allowance against certain deferred tax assets, partially offset by additional interest accrued on prior year IRS settlements. For the three months ended June 30, 2023, the Company’s tax rate was higher than the expected federal tax rate of 21% primarily due to unfavorable stock based compensation tax effects.  For the six months ended June 30, 2024, the Company’s tax rate was higher than the expected federal tax rate of 21% primarily due to Tripadvisor’s IRS settlement on its 2014-2016 transfer pricing audit (see note 8 to the accompanying condensed consolidated financial statements). For the six months ended June 30, 2023, the Company’s tax rate was higher than the expected federal tax rate of 21% primarily due to Tripadvisor’s settlement with the IRS on its 2009-2011 transfer pricing audit and changes in unrecognized tax benefits resulting from the IRS settlement.

Net earnings (loss).  We had net income of $67 million and $29 million for the three months ended June 30, 2024 and 2023, respectively, and net losses of $45 million and $59 million for the six months ended June 30, 2024 and 2023, respectively. The changes in net earnings (loss) were the result of the above described fluctuations in our revenue and expenses.

Liquidity and Capital Resources

As of June 30, 2024, substantially all of our cash and cash equivalents consist of cash on hand in global financial institutions, money market funds and marketable securities with maturities of 90 days or less at the date of purchase.

The following are potential sources of liquidity: available cash balances, proceeds from asset sales, monetization of our investments, outstanding or anticipated debt facilities, debt and equity issuances, and dividend and interest receipts.

As of June 30, 2024, TripCo had a cash and cash equivalents balance of $1,193 million. Approximately $1,176 million of the cash balance, at June 30, 2024, is held at Tripadvisor. Although TripCo has a 57% voting interest in Tripadvisor, Tripadvisor is a separate public company with a significant non-controlling interest, as TripCo has only a 21% economic interest in Tripadvisor. Even though TripCo controls Tripadvisor through its voting interest and board representation, decision making with respect to using Tripadvisor’s cash balances must consider Tripadvisor’s minority holders. Accordingly, any potential distributions of cash from Tripadvisor to TripCo would generally be on a pro rata basis based on economic ownership interests. Covenants in Tripadvisor’s debt instruments also restrict the payment of dividends and cash distributions to stockholders.

As of June 30, 2024, $226 million of the Tripadvisor cash and cash equivalents balance were held by foreign subsidiaries, with approximately 41% located in the United Kingdom. As of June 30, 2024, the significant majority of Tripadvisor’s cash was denominated in U.S. dollars. As of June 30, 2024, $537 million of Tripadvisor’s cumulative undistributed foreign earnings were no longer considered to be indefinitely reinvested. Due to the one-time transition tax on the deemed repatriation of undistributed foreign subsidiary earnings and profits in 2017, as a result of the 2017 Tax Cuts and Jobs Act, the majority of previously unremitted earnings have been subjected to U.S. federal income tax. To the extent future distributions from these subsidiaries will be taxable, a deferred income tax liability has been accrued on our condensed consolidated balance sheet, which was not material as of June 30, 2024.

Credit Facility

As of June 30, 2024, Tripadvisor is party to a credit facility, which, among other things, provides for a $500 million revolving credit facility with a maturity date of June 29, 2028 (the “Credit Facility”). As of June 30, 2024 and December 31, 2023, Tripadvisor had no outstanding borrowings. The Credit Facility, among other things, requires Tripadvisor to maintain a maximum total net leverage ratio and contains certain customary affirmative and negative covenants and events of default, including for a change of control. While there can be no assurance that Tripadvisor will be able to meet the total net leverage ratio covenant, based on its current projections, Tripadvisor does not believe there is a material risk it will not remain in compliance throughout the next twelve months.

On July 8, 2024, Tripadvisor amended its Credit Facility, which among other things, provides for a new $500 million term loan B credit facility maturing July 8, 2031, with an interest rate based on the Secured Overnight Financing Rate plus 2.75% (the “Term Loan B Facility”). The Term Loan B Facility was offered at 99.75% of par and is required to be paid down at 1.00% of the aggregate principal amount per year. On July 15, 2024, Tripadvisor used proceeds from the Term Loan B Facility to fully redeem the $500 million aggregate principal amount of its 7% Senior Notes due 2025.

As of June 30, 2024, Tripadvisor was in compliance with its debt covenants.

Tax Matters

Over the last several years, the Organization for Economic Cooperation and Development (“OECD”) has been developing its “two pillar” project to address certain perceived tax challenges arising from digitalization of the economy. This OECD project, if and however implemented by all participating countries, will result in significant changes to the international taxation system under which our current income tax obligations are determined. Pillar Two of this project calls for a minimum income tax rate on corporations of 15% and has begun to be implemented by an increasing number of countries starting in 2024. The OECD and implementing countries are expected to continue to offer further guidance on the impact of Pillar Two on their respective local corporate income tax rules, however, such impact for Tripadvisor is not expected to be material at this time. Tripadvisor will continue to monitor developments to determine any potential impact of Pillar Two in the countries in which it operates.

Pillar One, which would reallocate profits from the largest and most profitable businesses to countries where the customers of those businesses are located, remains under discussion at the OECD, and its implementation remains uncertain. If implemented, Pillar One would potentially result in the removal of unilateral digital services tax initiatives, such as those enacted in France, Italy, Spain, and the U.K. In July 2023, more than 138 countries and jurisdictions agreed to refrain from imposing newly enacted digital service tax initiatives or similar measures before December 31, 2024, provided the Pillar One negotiations have made sufficient progress by the end of 2023. In December 2023, the OECD Inclusive Framework reaffirmed their commitment to achieve a consensus-based solution and to complete the multilateral agreement by June 2024, thereby extending the standstill on new digital service tax initiatives. The June 2024 extended deadline has since expired, thereby enabling countries to introduce new unilateral digital service taxes. For example, in June 2024, Canada enacted tax legislation related to digital services taxes, which requires retrospective application back to January 1, 2022, resulting in a one-time charge of $4 million during the second quarter of 2024, reflected in general and administrative expenses on the condensed consolidated statement of operations. Furthermore, certain U.S. states, such as Maryland, have deployed comparable digital services tax initiatives. Tripadvisor will continue to monitor these developments to determine the financial impact. During the three and six months ended June 30, 2024, Tripadvisor recorded $9 million and $11 million, respectively, of digital service tax, while during the three and six months ended June 30, 2023, Tripadvisor recorded $5 million and $7 million, respectively, of digital service tax to general and administrative expense on the condensed consolidated statements of operations.

	Six months ended
	June 30,
	2024	2023

	amounts in millions
Cash flow information
Tripadvisor cash provided (used) by operating activities	$190	240
Corporate cash provided (used) by operating activities	(6)	(3)
Net cash provided (used) by operating activities	$184	237

Tripadvisor cash provided (used) by investing activities	$(31)	(31)
Corporate cash provided (used) by investing activities	—	—
Net cash provided (used) by investing activities	$(31)	(31)

Tripadvisor cash provided (used) by financing activities	$(43)	(93)
Corporate cash provided (used) by financing activities	—	—
Net cash provided (used) by financing activities	$(43)	(93)

During the six months ended June 30, 2024, Tripadvisor’s primary uses of cash were $31 million of capital expended for property and equipment, $25 million of share repurchases and $14 million related to payments of withholding taxes on net share settlement of equity awards.

The projected use of TripCo’s corporate cash will primarily be to pay fees to Liberty Media Corporation (“Liberty Media”) for providing certain services pursuant to the services agreement and the facilities sharing agreement that TripCo entered into with Liberty Media or certain of its subsidiaries (not expected to exceed approximately $4 million annually), payment of dividends on the Series A Preferred Stock (unless added to the liquidation preference or paid in shares of LTRPA), interest expense on TripCo’s 0.50% Exchangeable Senior Debentures due 2051 (the “Debentures”) (approximately $2 million annually), and to pay any other corporate level expenses. Debt service costs accrue on the VPF borrowing as described in note 5 to the accompanying condensed consolidated financial statements.

TripCo has several obligations due within the next twelve months. The Series A Preferred Stock is required to be redeemed for cash on March 27, 2025.  As of June 30, 2024, the Redemption Price (as defined in note 6 to the accompanying condensed consolidated financial statements) of the Series A Preferred Stock was $260 million. In addition, the Debentures may be redeemed by TripCo, in whole or in part, on or after March 27, 2025. Holders of the Debentures also have the right to require TripCo to purchase their Debentures on March 27, 2025. As of June 30, 2024, the fair value of the Debentures was $307 million. If all holders exchanged their Debentures on March 27, 2025 and upon the redemption of the Company’s Series A Preferred Stock, TripCo would not have sufficient cash on hand to cover these obligations as of June 30, 2024. We note that Tripadvisor has sufficient cash to cover these obligations, but TripCo does not have ready access to Tripadvisor’s cash.

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

We are exposed to changes in interest rates primarily as a result of our borrowing and investment activities, which include investments in fixed and floating rate debt instruments and borrowings used to maintain liquidity and to fund business operations. The nature and amount of our long-term and short-term debt are expected to vary as a result of future requirements, market conditions and other factors. We expect to manage our exposure to interest rates by maintaining what we believe is an appropriate mix of fixed and variable rate debt. We believe this best protects us from interest rate risk. We expect to achieve this mix by (i) issuing fixed rate debt that we believe has a low stated interest rate and significant term to maturity, (ii) issuing variable rate debt with appropriate maturities and interest rates, and (iii) entering into interest rate swap arrangements when we deem appropriate. As of June 30, 2024, our debt is comprised of the following amounts:

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

Item 4. Controls and Procedures.

In accordance with Rules 13a-15 and 15d-15 under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), the Company carried out an evaluation, under the supervision and with the participation of management, including its chief executive officer and its principal accounting and financial officer (the "Executives"), of the effectiveness of its disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, the Executives concluded that the Company's disclosure controls and procedures were effective as of June 30, 2024 to provide reasonable assurance that information required to be disclosed in its reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms.

There has been no change in the Company's internal control over financial reporting that occurred during the three months ended June 30, 2024 that has materially affected, or is reasonably likely to materially affect, its internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings

See note 8 to the accompanying condensed consolidated financial statements for information regarding legal proceedings.

Item 1A. Risk Factors

There are questions about our ability to continue operating as a going concern. As disclosed in note 1 to the accompanying condensed consolidated financial statements, we believe there is substantial doubt about our ability to continue as a going concern as a result of the required redemption for cash on March 27, 2025 of our 8% Series A Cumulative Redeemable Preferred Stock, par value $0.01 per share (the “Series A Preferred Stock”) and the right of the holders of our 0.50% Exchangeable Senior Debentures due 2051 (the “Debentures”) to require us to purchase their Debentures on March 27, 2025. Although we are exploring alternatives to cover the obligations of the Series A Preferred Stock and Debentures, there can be no assurance that we will be able to enter into a transaction or find such an alternative, in which case we would be forced to cease operations.  If we ceased operations, it is likely that our investors would lose their investment.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

During the three months ended June 30, 2024, no shares of LTRPA and LTRPB were surrendered by our officers and employees to pay withholding taxes and other deductions in connection with the vesting or exercise of restricted stock, restricted stock units or options.

Item 5. Other Information

None of the Company’s directors or officers adopted or terminated a Rule 10b5-1 trading arrangement or a non-Rule 10b5-1 trading arrangement during the Company’s fiscal quarter ended June 30, 2024.

II-1

Item 6. Exhibits

(a)	Exhibits

Listed below are the exhibits which are filed as a part of this Report (according to the number assigned to them in Item 601 of Regulation S-K):

Exhibit No.	Name

10.1

First Amendment, dated July 8, 2024, to the Amendment and Restatement Agreement, dated as of June 29, 2023 by and among Tripadvisor, Inc., Tripadvisor Holdings, LLC, Tripadvisor, LLC, the other Borrowers party thereto, the Lenders party thereto and JPMorgan Chase Bank, N.A., as Administrative Agent (incorporated by reference to Exhibit 10.1 to Tripadvisor’s Current Report on Form 8-K (File No. 001-35362) filed with the Securities and Exchange Commission on July 8, 2024).

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

LIBERTY TRIPADVISOR HOLDINGS, INC.

Date: August 6, 2024	By:	/s/ GREGORY B. MAFFEI
Gregory B. Maffei Chairman, President and Chief Executive Officer

Date: August 6, 2024	By:	/s/ BRIAN J. WENDLING
Brian J. Wendling Senior Vice President and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

II-3