Form 10-Q
period 2024-09-30
Liberty TripAdvisor Holdings, Inc.
filed 2024-11-06
CIK 1606745

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2024

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

Indicate by check mark whether the registrant is a shell company as defined in Rule 12b-2 of the Exchange Act. Yes ☐  No ☒

The number of outstanding shares of Liberty TripAdvisor Holdings, Inc. common stock as of October 31, 2024 was:

	Series A	Series B
Liberty TripAdvisor Holdings, Inc. common stock	73,084,484	4,232,532

Part I – Financial Information

LIBERTY TRIPADVISOR HOLDINGS, INC.

Condensed Consolidated Balance Sheets

(unaudited)

	September 30,	December 31,
	2024	2023

	amounts in millions
Assets
Current assets:
Cash and cash equivalents	$1,127	1,090
Accounts receivable and contract assets, net of allowance for credit losses of $28 million and $21 million, respectively	243	192
Income taxes receivable	46	3
Other current assets	62	39
Total current assets	1,478	1,324
Property and equipment, net	81	87
Intangible assets not subject to amortization:
Goodwill	1,392	1,387
Trademarks	525	522
	1,917	1,909
Intangible assets subject to amortization, net	122	116
Other assets	145	124
Total assets	$3,743	3,560

(continued)

See accompanying notes to condensed consolidated financial statements.

LIBERTY TRIPADVISOR HOLDINGS, INC.

Condensed Consolidated Balance Sheets (Continued)

(unaudited)

	September 30,	December 31,
	2024	2023

	amounts in millions
Liabilities and Equity
Current liabilities:
Deferred merchant and other payables	$423	265
Current portion of debt, including $309 million measured at fair value as of September 30, 2024	314	—
Deferred revenue	61	49
Series A Preferred Stock liability (note 6)	265	—
Accrued liabilities and other current liabilities	306	262
Total current liabilities	1,369	576
Long-term debt, including $0 and $287 million measured at fair value as of September 30, 2024 and December 31, 2023, respectively (note 5)	886	1,180
Deferred income tax liabilities	31	49
Financial instrument liabilities (note 4)	—	21
Series A Preferred Stock liability (note 6)	—	249
Other liabilities	163	253
Total liabilities	2,449	2,328
Equity:
Series A common stock, $.01 par value. Authorized 200,000,000 shares; issued and outstanding 73,084,484 shares at September 30, 2024 and 73,066,321 at December 31, 2023	1	1
Series B common stock, $.01 par value. Authorized shares 7,500,000; issued and outstanding 4,232,532 shares at September 30, 2024 and 4,057,532 at December 31, 2023	—	—
Series C common stock, $.01 par value. Authorized 200,000,000 shares; no shares issued	—	—
Additional paid-in capital	304	307
Accumulated other comprehensive earnings (loss), net of taxes	—	(2)
Retained earnings (deficit)	(737)	(724)
Total stockholders' equity	(432)	(418)
Noncontrolling interests in equity of subsidiaries	1,726	1,650
Total equity	1,294	1,232
Commitments and contingencies (note 8)
Total liabilities and equity	$3,743	3,560

See accompanying notes to condensed consolidated financial statements.

LIBERTY TRIPADVISOR HOLDINGS, INC.

Condensed Consolidated Statements of Operations

(unaudited)

	Three months ended		Nine months ended
	September 30,		September 30,
	2024	2023	2024	2023

	amounts in millions, except
	per share amounts
Total revenue, net	$532	533	1,424	1,398
Operating costs and expenses:
Operating expense, including stock-based compensation (note 2)	120	109	352	318
Selling, general and administrative, including stock-based compensation (note 2)	325	324	926	915
Depreciation and amortization	21	21	63	63
Impairment of goodwill and intangible assets	—	1,025	—	1,025
Restructuring and other related reorganization costs (benefits)	(1)	18	1	18
	465	1,497	1,342	2,339
Operating income (loss)	67	(964)	82	(941)
Other income (expense):
Interest expense	(19)	(17)	(53)	(50)
Dividend and interest income	13	13	39	36
Realized and unrealized gains (losses) on financial instruments, net	3	(8)	12	(1)
Other, net	(2)	(2)	(6)	(4)
	(5)	(14)	(8)	(19)
Earnings (loss) before income taxes	62	(978)	74	(960)
Income tax (expense) benefit	(27)	14	(84)	(63)
Net earnings (loss)	35	(964)	(10)	(1,023)
Less net earnings (loss) attributable to noncontrolling interests	31	(730)	3	(768)
Net earnings (loss) attributable to Liberty TripAdvisor Holdings, Inc. shareholders	$4	(234)	(13)	(255)

Basic net earnings (loss) attributable to Series A and Series B Liberty TripAdvisor Holdings, Inc. shareholders per common share (note 3):	$0.05	(3.04)	(0.17)	(3.36)
Diluted net earnings (loss) attributable to Series A and Series B Liberty TripAdvisor Holdings, Inc. shareholders per common share (note 3):	$0.05	(3.04)	(0.17)	(3.36)

See accompanying notes to condensed consolidated financial statements.

LIBERTY TRIPADVISOR HOLDINGS, INC.

Condensed Consolidated Statements of Comprehensive Earnings (Loss)

(unaudited)

	Three months ended		Nine months ended
	September 30,		September 30,
	2024	2023	2024	2023

	amounts in millions
Net earnings (loss)	$35	(964)	(10)	(1,023)
Other comprehensive earnings (loss), net of taxes:
Foreign currency translation adjustments	20	(13)	9	(8)
Credit risk on fair value debt instruments gains (loss)	6	(1)	—	(8)
Reclassification adjustments included in net income (loss), net of tax	—	—	3	—
Other comprehensive earnings (loss)	26	(14)	12	(16)
Comprehensive earnings (loss)	61	(978)	2	(1,039)
Less comprehensive earnings (loss) attributable to the noncontrolling interests	47	(741)	13	(775)
Comprehensive earnings (loss) attributable to Liberty TripAdvisor Holdings, Inc. shareholders	$14	(237)	(11)	(264)

See accompanying notes to condensed consolidated financial statements.

LIBERTY TRIPADVISOR HOLDINGS, INC.

Condensed Consolidated Statements of Cash Flows

(unaudited)

	Nine months ended
	September 30,
	2024	2023

	amounts in millions
Cash flows from operating activities:
Net earnings (loss)	$(10)	(1,023)
Adjustments to reconcile net earnings (loss) to net cash provided by operating activities
Depreciation and amortization	63	63
Impairment of goodwill and intangible assets	—	1,025
Stock-based compensation	93	74
Realized and unrealized (gains) losses on financial instruments, net	(12)	1
Deferred income tax expense (benefit)	(24)	(61)
Non-cash interest expense	20	18
Other charges (credits), net	6	3
Changes in operating assets and liabilities
Current and other assets	(107)	(16)
Payables and other liabilities	110	164
Net cash provided (used) by operating activities	139	248
Cash flows from investing activities:
Capital expended for property and equipment, including capitalized website development	(51)	(47)
Net cash provided (used) by investing activities	(51)	(47)
Cash flows from financing activities:
Borrowings of debt	500	—
Repayments of debt	(500)	—
Payment of withholding taxes on net share settlements of equity awards	(17)	(14)
Shares repurchased by subsidiary	(25)	(75)
Other financing activities, net	(13)	(8)
Net cash provided (used) by financing activities	(55)	(97)
Effect of foreign currency exchange rates on cash, cash equivalents and restricted cash	4	(7)
Net increase (decrease) in cash, cash equivalents and restricted cash	37	97
Cash, cash equivalents and restricted cash at beginning of period	1,090	1,053
Cash, cash equivalents and restricted cash at end of period	$1,127	1,150

See accompanying notes to condensed consolidated financial statements.

LIBERTY TRIPADVISOR HOLDINGS, INC.

Condensed Consolidated Statements of Equity

(unaudited)

	Stockholders' equity

					Accumulated		Noncontrolling
				Additional	other		interest in
	Common Stock			paid-in	comprehensive	Retained	equity of	Total
	Series A	Series B	Series C	capital	earnings (loss)	earnings (deficit)	subsidiaries	equity

	amounts in millions
Balance at January 1, 2024	$1	—	—	307	(2)	(724)	1,650	1,232
Net earnings (loss)	—	—	—	—	—	(13)	3	(10)
Other comprehensive earnings (loss)	—	—	—	—	2	—	10	12
Stock-based compensation	—	—	—	22	—	—	80	102
Withholding taxes on net share settlements of stock-based compensation	—	—	—	(17)	—	—	—	(17)
Shares issued by subsidiary	—	—	—	(3)	—	—	3	—
Shares repurchased by subsidiary	—	—	—	(5)	—	—	(20)	(25)
Balance at September 30, 2024	$1	—	—	304	—	(737)	1,726	1,294

	Stockholders' equity

					Accumulated		Noncontrolling
				Additional	other		interest in
	Common Stock			paid-in	comprehensive	Retained	equity of	Total
	Series A	Series B	Series C	capital	earnings (loss)	earnings (deficit)	subsidiaries	equity

	amounts in millions
Balance at June 30, 2024	$1	—	—	300	(10)	(741)	1,652	1,202
Net earnings (loss)	—	—	—	—	—	4	31	35
Other comprehensive earnings (loss)	—	—	—	—	10	—	16	26
Stock-based compensation	—	—	—	7	—	—	27	34
Withholding taxes on net share settlements of stock-based compensation	—	—	—	(3)	—	—	—	(3)
Balance at September 30, 2024	$1	—	—	304	—	(737)	1,726	1,294

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

As disclosed in note 6, TripCo’s 8% Series A Cumulative Redeemable Preferred Stock, par value $0.01 per share (the “Series A Preferred Stock”) is required to be redeemed for cash on March 27, 2025.  As of September 30, 2024, the Redemption Price (as defined in note 6) of the Series A Preferred Stock was $266 million. As disclosed in note 5, the Debentures may be redeemed by TripCo, in whole or in part, on or after March 27, 2025. Holders of the Debentures also have the right to require TripCo to purchase their Debentures on March 27, 2025. As of September 30, 2024, the fair value of the Debentures was $309 million. If all holders exchanged their Debentures on March 27, 2025 and upon the redemption of the Company’s Series A Preferred Stock, TripCo would not have sufficient cash on hand to cover these obligations as of September 30, 2024. We note that Tripadvisor has sufficient cash to cover these obligations, but TripCo does not have ready access to Tripadvisor’s cash.

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

Tripadvisor and the Company were negatively impacted by the risks and uncertainties related to the COVID-19 pandemic and Tripadvisor’s business would be adversely and materially affected upon a resurgence of COVID-19 or the emergence of any new pandemic or other health crisis that results in reinstated travel bans and/or other government restrictions and mandates. Following the lifting of restrictions in connection with the COVID-19 pandemic, travel demand increased. In addition, the U.S. and other countries have seen elevated and fluctuating levels of inflation and decreases in discretionary spending patterns by consumers. If macroeconomic conditions deteriorate, consumer demand and spending may decline, Tripadvisor may not be able to pass on increased costs to its customers and any inability to navigate the macroeconomic environment could harm its business, results of operations and financial condition.

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

Under these agreements approximately $1 million was reimbursable to Liberty Media for both of the three months ended September 30, 2024 and 2023, and approximately $2 million was reimbursable to Liberty Media for both of the nine months ended September 30, 2024 and 2023.

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

Included in the accompanying condensed consolidated statements of operations are the following amounts of stock-based compensation, the majority of which relates to Tripadvisor as discussed below:

	Three months ended		Nine months ended
	September 30,		September 30,
	2024	2023	2024	2023

	amounts in millions
Operating expense	$13	10	39	31
Selling, general and administrative expense	18	15	54	43
	$31	25	93	74

Stock-based compensation expense related to Tripadvisor was $31 million and $24 million for the three months ended September 30, 2024 and 2023, respectively, and $92 million and $72 million for the nine months ended September 30, 2024 and 2023, respectively.

TripCo - Outstanding Awards

As of September 30, 2024, there were 1,035 thousand TripCo Series A common stock (“LTRPA”) options outstanding and 1,011 thousand LTRPA options exercisable at a weighted average exercise price (“WAEP”) of $6.04 and $6.05, respectively, a weighted average remaining contractual life of 2.6 years and an aggregate intrinsic value of zero. There were no options to purchase LTRPA granted, exercised or canceled during the nine months ended September 30, 2024.

As of September 30, 2024, there were 600 thousand TripCo Series B common stock (“LTRPB”) options outstanding and exercisable at a WAEP of $4.23, a weighted average remaining contractual life of 3.1 years and an aggregate intrinsic value of $223 thousand.  There were no grants, exercises or cancellations of LTRPB options during the nine months ended September 30, 2024. On May 31, 2023, TripCo and our CEO agreed that TripCo would cancel the CEO’s vested and unexercised nonqualified stock options to purchase 1.8 million shares of LTRPB, which had been granted in December 2014 with an exercise price equal to $27.83 per share, in exchange for an immaterial cash payment.

LIBERTY TRIPADVISOR HOLDINGS, INC.

Notes to Condensed Consolidated Financial Statements

(unaudited)

During the nine months ended September 30, 2024, pursuant to an agreement among TripCo, Liberty Media and our CEO, TripCo granted a cash award equal to $875,000 in satisfaction of the annual grant pursuant to which he was entitled under his employment agreement. The cash award cliff vests one year from the month of grant, subject to the satisfaction of certain performance objectives. Performance objectives, which are subjective, are considered in determining the timing and amount of the compensation expense recognized. When the satisfaction of the performance objectives becomes probable, the Company records compensation expense. The probability of satisfying the performance objectives is assessed at the end of each reporting period.

As of September 30, 2024, the total unrecognized compensation cost related to unvested Awards was approximately $196 thousand. Such amount will be recognized in the Company's condensed consolidated statements of operations over a weighted average period of approximately one year.

As of September 30, 2024, TripCo reserved 1.6 million shares of LTRPA and LTRPB for issuance under exercise privileges of outstanding stock options.

Tripadvisor Equity Grant Awards

The following table presents the number and WAEP of the Awards to purchase Tripadvisor common stock (“TRIP common stock”) granted to certain officers, employees and directors of Tripadvisor.

			Weighted
			average
	TRIP		remaining	Aggregate
	common stock		contractual	intrinsic
	options	WAEP	life	value
	in thousands		in years	in millions
Outstanding at January 1, 2024	3,927	$35.56
Granted	45	$24.96
Exercised	(80)	24.36
Cancelled or expired	(1,131)	$35.76
Outstanding at September 30, 2024	2,761	$35.63	4.5	$—
Exercisable at September 30, 2024	2,193	$39.12	3.7	$—
Vested and expected to vest after September 30, 2024	2,761	$35.63	4.5	$—

Tripadvisor’s stock options generally have a term of ten years from the date of grant and typically vest equally over a four-year requisite service period. Tripadvisor amortizes the GDFV of its stock option grants as stock-based compensation expense over the vesting term on a straight-line basis, with the amount of compensation expense recognized at any date at least equaling the portion of the GDFV of the award that is vested at that date. The weighted average GDFV of options issued was $13.37 per share for the nine months ended September 30, 2024.

Additionally, during the nine months ended September 30, 2024, Tripadvisor granted approximately 6 million units, vested and released approximately 4 million units, and had cancellations of approximately 1 million units, which included primarily service-based RSUs, as well as a limited number of performance-based RSUs (“PSUs”) and market-based restricted stock units (“MSUs”) under the TripAdvisor, Inc. 2018 Stock and Annual Incentive Plan. The estimated GDFV per RSU and PSU was measured based on the quoted price of TRIP common stock at the date of the grant, with PSUs calculated upon the establishment of performance targets and amortized on a straight-line basis over the requisite service period. Based upon actual attainment relative to the target financial metrics, employees have the ability to receive up to 200% of the target number originally granted, or to be issued none at all.  As the MSUs provide for vesting based upon Tripadvisor’s total shareholder return, or “TSR,” performance, the potential outcomes of future stock prices and TSR of Tripadvisor and the Nasdaq Composite Total Return Index, was used to calculate the GDFV of these awards. The weighted average GDFV for RSUs, PSUs and MSUs granted, vested and released, and cancelled during the nine months ended

LIBERTY TRIPADVISOR HOLDINGS, INC.

Notes to Condensed Consolidated Financial Statements

(unaudited)

September 30, 2024 was $25.94 per share, $24.17 per share, and $23.15 per share, respectively.

As of September 30, 2024, the total unrecognized compensation cost related to Tripadvisor stock-based awards, substantially RSUs, was approximately $275 million and will be recognized over a weighted average period of approximately 2.7 years.

(3) Earnings (Loss) Per Common Share (“EPS”)

Basic EPS is computed by dividing net earnings (loss) by the weighted average number of common shares outstanding (“WASO”) for the period. Diluted EPS presents the dilutive effect on a per share basis of potential common shares as if they had been converted at the beginning of the periods presented. Excluded from EPS for both of the three months ended September 30, 2024 and 2023 are 1 million of potential common shares due to stock options because their inclusion would be antidilutive. Excluded from EPS for the nine months ended September 30, 2024 and 2023 are 1 million and 2 million, respectively, of potential common shares due to stock options because their inclusion would be antidilutive.

	TripCo Common Stock
	Three months ended		Nine months ended
	September 30,		September 30,
	2024	2023	2024	2023

	number of shares in millions
Basic WASO	77	77	77	76
Potentially dilutive shares (1)	1	2	1	2
Diluted WASO	78	79	78	78

(1)	Potentially dilutive shares are excluded from the computation of diluted EPS during periods in which losses are reported since the result would be antidilutive.

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

The Company’s assets and liabilities measured at fair value are as follows:

	September 30, 2024			December 31, 2023
		Quoted prices	Significant		Quoted prices	Significant
		in active	other		in active	other
		markets for	observable		markets for	observable
		identical assets	inputs		identical assets	inputs
Description	Total	(Level 1)	(Level 2)	Total	(Level 1)	(Level 2)

	amounts in millions
Cash equivalents	$310	310	—	404	404	—
Variable Prepaid Forward	$21	—	21	6	—	6
TripCo Exchangeable Senior Debentures due 2051	$309	—	309	287	—	287
Preferred Stock Derivative	$1	—	1	21	—	21

LIBERTY TRIPADVISOR HOLDINGS, INC.

Notes to Condensed Consolidated Financial Statements

(unaudited)

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

As a result of the Repurchase Agreement, as described in note 6, TripCo determined the Series A Preferred Stock required liability treatment and needed to be bifurcated between a debt host and derivative (the “Preferred Stock Derivative”). The Preferred Stock Derivative was recorded at fair value upon the reclassification from temporary equity.  Changes in the fair values of the VPF and Preferred Stock Derivative are recognized in realized and unrealized gains (losses) on financial instruments in the condensed consolidated statements of operations. The Preferred Stock Derivative is included in accrued liabilities and other current liabilities in the condensed consolidated balance sheet as of September 30, 2024 and in financial instrument liabilities in the condensed consolidated balance sheet as of December 31, 2023.

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

Realized and Unrealized Gains (Losses) on Financial Instruments

Realized and unrealized gains (losses) on financial instruments are comprised of changes in the fair value of the following:

	Three months ended		Nine months ended
	September 30,		September 30,
	2024	2023	2024	2023

	amounts in millions
Variable Prepaid Forward	$9	—	15	3
TripCo Exchangeable Senior Debentures due 2051	(8)	(11)	(22)	(26)
Preferred Stock Derivative	3	2	20	21
Tripadvisor foreign currency forward contracts	(1)	1	(1)	1
	$3	(8)	12	(1)

The Company has elected to account for the Debentures using the fair value option. Changes in the fair value of the Debentures and financial instrument assets and liabilities recognized in the condensed consolidated statement of operations are primarily due to market factors primarily driven by changes in the fair value of the underlying shares of the financial instruments. The Company isolates the portion of the unrealized gain (loss) attributable to the change in the instrument specific credit risk and recognizes such amount in other comprehensive earnings (loss).  The change in the fair value of

LIBERTY TRIPADVISOR HOLDINGS, INC.

Notes to Condensed Consolidated Financial Statements

(unaudited)

the Debentures attributable to changes in the instrument specific credit risk was a gain of $6 million and a loss of $1 million for the three months ended September 30, 2024 and 2023, respectively, and a loss of less than $1 million and a loss of $8 million for the nine months ended September 30, 2024 and 2023, respectively.  The cumulative change was a gain of $29 million as of September 30, 2024.

(5) Debt

Outstanding debt at September 30, 2024 and December 31, 2023 is summarized as follows:

	September 30,	December 31,
	2024	2023

	amounts in millions
TripCo Exchangeable Senior Debentures due 2051	$309	287
TripCo variable prepaid forward	54	53
Tripadvisor Credit Facility	—	—
Tripadvisor Term Loan B Facility due 2031	500	—
Tripadvisor Senior Notes due 2025	—	500
Tripadvisor Convertible Senior Notes due 2026	345	345
Deferred financing costs	(8)	(5)
Total consolidated TripCo debt	1,200	1,180
Debt classified as current	(314)	—
Total long-term debt	$886	1,180

TripCo Exchangeable Senior Debentures due 2051

On March 25, 2021, TripCo issued $300 million aggregate original principal amount of the Debentures.  Pursuant to the terms of the offering, on March 31, 2021, the initial purchasers notified the Company of their intention to exercise the option to purchase $30 million aggregate original principal amount of additional Debentures. The additional Debentures were issued on April 5, 2021. Upon an exchange of Debentures, TripCo, at its option, may deliver shares of TRIP common stock or the value thereof in cash or a combination of shares of TRIP common stock and cash. Initially, 14.3299 shares of TRIP common stock are attributable to each $1,000 original principal amount of Debentures, representing an initial exchange price of approximately $69.78 for each share of TRIP common stock. A total of approximately 4.7 million shares of TRIP common stock are attributable to the Debentures. Interest is payable quarterly on March 31, June 30, September 30 and December 31 of each year, commencing June 30, 2021. The Debentures may be redeemed by TripCo, in whole or in part, on or after March 27, 2025. Holders of the Debentures also have the right to require TripCo to purchase their Debentures on March 27, 2025. Accordingly, the Debentures are classified as current debt in the condensed consolidated balance sheet as of September 30, 2024. The redemption and purchase price will generally equal 100% of the adjusted principal amount of the Debentures plus accrued and unpaid interest to the redemption date, plus any final period distribution.

TripCo Variable Prepaid Forward

The VPF matures in November 2025. At maturity, the accreted loan amount due will be approximately $57 million.  As of September 30, 2024, 2.4 million shares of TRIP common stock, with a value of approximately $35 million, were pledged as collateral pursuant to the VPF contract.

Tripadvisor Credit Agreement

Tripadvisor is party to a credit agreement with a group of lenders, initially entered into in June 2015 and, amended and restated in June 2023, which, among other things, provides for a $500 million secured revolving credit facility (the

LIBERTY TRIPADVISOR HOLDINGS, INC.

Notes to Condensed Consolidated Financial Statements

(unaudited)

“Credit Facility”). The Credit Facility has a maturity date of June 29, 2028 (unless, on any date that is 91 days prior to the final scheduled maturity date in respect of any indebtedness outstanding under certain “specified debt,” the aggregate outstanding principal amount of such specified debt is $200 million or more then the maturity date will be such business day).  On July 8, 2024, Tripadvisor entered into the First Amendment to its Credit Agreement (the “Amended Credit Agreement”), which implements the Term Loan B Facility (discussed below) and, among other things:

●	Does not change the aggregate amount of revolving commitments available at $500 million related to Tripadvisor’s Credit Facility;
●	Makes certain adjustments to the definition of “Consolidated EBITDA”;
●	Increases the Available Amount by the portion of excess cash flow and asset sale, casualty and condemnation mandatory prepayments declined by lenders under the Term Loan B Facility, which may be used to make restricted payments and investments;
●	Adds a separate dollar basket not to exceed the greater of $195 million and 50% of Consolidated EBITDA for capital leases and purchase money debt;
●	Adds a separate “ratio debt” basket for additional indebtedness up to 3.5 times pro forma Total Net Leverage Ratio, subject to certain customary limitations; and
●	Adds customary extension and modification and refinancing facility provisions.

The Amended Credit Agreement includes certain customary restrictions on the ability of Tripadvisor and its subsidiaries to, among other things, incur additional indebtedness, grant additional liens, and make investments, acquisitions, dispositions, distributions, and other payments, with certain exceptions as more specifically described in the Amended Credit Agreement.  The Amended Credit Agreement contains customary events of default and modifies the cross-default provision so that the Term Loan B Facility includes a customary cross-acceleration event of default with the Credit Facility under the Amended Credit Agreement.  If an event of default occurs and is continuing, then, among other things, the lenders under the Credit Facility and/or the Term Loan B Facility, as applicable, may declare any outstanding Credit Facility and/or Term Loan B Facility obligations, as applicable, under the Amended Credit Agreement to be immediately due and payable and exercise their rights and remedies against the collateral. The obligations under the Amended Credit Agreement are secured by substantially all assets, whether personal, tangible or intangible, of Tripadvisor and the Subsidiary Loan Parties as granted under the Security Documents. Any term not otherwise defined herein shall have the meaning ascribed to it in the Amended Credit Agreement.

Credit Facility

As of September 30, 2024 and December 31, 2023, Tripadvisor had no outstanding borrowings under the Credit Facility and had issued $3 million and $4 million, respectively, of undrawn standby letters of credit under the Credit Facility. Tripadvisor’s Credit Facility also includes $15 million of borrowing capacity available for letters of credit and $40 million for swing line borrowings on same-day notice. The Credit Facility, among other things, requires Tripadvisor to maintain a maximum total net leverage ratio of 4.5 to 1.0 solely in respect to the Credit Facility and contains certain customary affirmative and negative covenants and events of default, including a change of control.

In connection with the Amended Credit Agreement, Tripadvisor incurred lender fees and other debt financing costs of $1 million under the Credit Facility. These costs were capitalized as deferred financing costs in other assets on the condensed consolidated balance sheet as of September 30, 2024. As of September 30, 2024, the Company had $4 million remaining in deferred financing costs in connection with the Credit Facility. These costs will be amortized over the remaining term of the Credit Facility, using the effective interest rate method, and recorded to interest expense on the condensed consolidated statement of operations.

Term Loan B Facility

On July 8, 2024, under the Amended Credit Agreement, Tripadvisor issued a $500 million Term Loan B Facility, maturing July 8, 2031, with an interest rate based on secured overnight financing rate plus 2.75%. On July 15, 2024, Tripadvisor used the funds to fully redeem its outstanding $500 million 2025 Senior Notes. As of September 30, 2024, the

LIBERTY TRIPADVISOR HOLDINGS, INC.

Notes to Condensed Consolidated Financial Statements

(unaudited)

interest rate on the Term Loan B Facility was 7.60% and the weighted-average interest rate on the Term Loan B Facility was 8.06% for the three months ended September 30, 2024. The Term Loan B Facility was offered at 99.75% of par and is required to be paid down at 1.00% of the aggregate principal amount per year, repayable in quarterly installments on the last day of each calendar quarter, commencing December 31, 2024, equal to 0.25% of the original principal amount with the balance due on the maturity date. The Term Loan B Facility has no financial covenants.

In connection with the issuance of the Term Loan B Facility, Tripadvisor incurred $7 million of debt issuance costs, comprised of the initial purchasers’ discount, lender fees, and other debt financing costs.  These debt issuance costs will be amortized over the remaining term of the Term Loan B Facility, using the effective interest rate method, and recorded to interest expense on the condensed consolidated statement of operations. As of September 30, 2024, unpaid interest on the Term Loan B Facility was not material and $10 million was recorded as interest expense on the condensed consolidated statements of operations during both the three and nine months ended September 30, 2024.

Capped Call Transactions

In connection with the issuance of the 0.25% convertible senior notes due 2026 (the “2026 Convertible Senior Notes”), Tripadvisor entered into privately negotiated capped call transactions (the “Capped Calls”) with certain of the initial purchasers of the 2026 Convertible Senior Notes and/or their respective affiliates and/or other financial institutions at a cost of approximately $35 million.

The Capped Calls are considered indexed to Tripadvisor’s own stock and are considered equity under GAAP. The Capped Calls are reported as a reduction to additional paid-in-capital and noncontrolling interest in equity of subsidiaries within stockholders’ equity as of September 30, 2024 and December 31, 2023.

Fair Value of Debt

As of September 30, 2024, Tripadvisor estimated the fair value of its Term Loan B Facility to be approximately $499 million and the fair value of its outstanding 2026 Convertible Senior Notes to be approximately $322 million. The estimated fair values of the Term Loan B Facility and the 2026 Convertible Senior Notes are based on recently reported market transactions and/or prices for identical or similar financial instruments obtained from a third-party pricing source, which Tripadvisor considers to be “Level 2” fair value measurements.

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

There were 187,414 shares of Series A Preferred Stock authorized, issued and outstanding at September 30, 2024 and December 31, 2023.

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

Redemption

The Company is required to redeem for cash shares of Series A Preferred Stock on the earlier of (i) the first business day after the fifth anniversary of March 26, 2020, or (ii) subject to certain exceptions, a change in control of TripCo. The “Redemption Price” in a mandatory redemption will equal the greater of (i) the sum of the liquidation value on the redemption date, plus all unpaid dividends accrued since the last dividend date, and (ii) the product of the (x) initial liquidation value, multiplied by (y) an accretion factor (determined based on a formula set forth in the Certificate of Designations) with respect to the TRIP common stock, less (z) the aggregate amount of all dividends paid in cash or shares of Eligible Common Stock from March 26, 2020 through the applicable redemption date. As a result of the redemption date, the Series A Preferred Stock is classified as a current liability in the condensed consolidated balance sheet as of September 30, 2024.

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

TripCo Call Right

Pursuant to the Repurchase Agreement, beginning March 27, 2024, TripCo has the option, from time to time, to call

LIBERTY TRIPADVISOR HOLDINGS, INC.

Notes to Condensed Consolidated Financial Statements

(unaudited)

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

Recognition

Prior to the partial redemption, as the Series A Preferred Stock was redeemable and the redemption triggers were outside of TripCo’s control, the Company was required to classify the shares outside of permanent equity.  The Company calculated the carrying value of the Series A Preferred Stock pursuant to the Redemption Price calculation, and any changes in the carrying value of the Series A Preferred Stock were recorded directly to retained earnings. Immediately prior to the partial redemption, the Company recognized a $410 million decrease to retained earnings related to the value of the Series A Preferred Stock. As a result of the Repurchase Agreement, the Series A Preferred Stock may no longer be settled in shares of TripCo or TRIP common stock and the Purchaser no longer has the ability to participate on the TripCo board of directors purely through ownership of Series A Preferred Stock. Following an evaluation of the accounting impact of these changes, we concluded the Series A Preferred Stock is a debt host with an equity-indexed derivative that is required to be bifurcated. Accordingly, the Series A Preferred Stock was required to be measured at fair value, through retained earnings, in connection with the reclassification from temporary equity to a liability.  The fair value of the Series A Preferred Stock was estimated to be $40 million lower than its redemption value and such amount was recorded as an increase to retained earnings. The debt host component is included in Series A Preferred Stock liability on the condensed consolidated balance sheet and will be accreted through interest expense to the amount to be paid upon settlement. The Preferred Stock Derivative is recorded at fair value and is included in accrued liabilities and other current liabilities as of September 30, 2024, and in financial instrument liabilities as of December 31, 2023 in the condensed consolidated balance sheets.  As of September 30, 2024, the estimated fair value of the debt host component was $257 million, based on the present value of the liquidation price on the redemption date (Level 2).

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

Common Stock

LTRPA entitles the holders to one vote per share, LTRPB entitles the holders to ten votes per share and LTRPK,

LIBERTY TRIPADVISOR HOLDINGS, INC.

Notes to Condensed Consolidated Financial Statements

(unaudited)

except as otherwise required by applicable law, entitles the holder to no voting rights.  As of September 30, 2024, no shares of LTRPK have been issued. All series of TripCo common stock participate on an equal basis with respect to dividends and distributions.

Subsidiary Purchases of Common Stock

During the nine months ended September 30, 2024, Tripadvisor repurchased 1,366,385 shares of its outstanding common stock at an average price of $18.28 per share, exclusive of fees and commissions, or $25 million in the aggregate. During the nine months ended September 30, 2023, Tripadvisor repurchased 4,724,729 shares of its outstanding common stock at an average share price of $15.85 per share, exclusive of fees and commissions, or $75 million in the aggregate.

On September 7, 2023, Tripadvisor’s board of directors authorized the repurchase of $250 million in shares of its common stock under a new share repurchase program. This new share repurchase program, which has a term of two years, does not obligate Tripadvisor to acquire any particular number of shares and may be modified, suspended or discontinued at any time. As of September 30, 2024, Tripadvisor had $200 million remaining available to repurchase shares of its common stock under its share repurchase program.

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

As of September 30, 2024, Tripadvisor had an accrual in the amount of $10 million in accrued liabilities and other current liabilities in the condensed consolidated balance sheet for a potential regulatory matter within Tripadvisor’s alternative accommodation rentals offering. This amount was accrued during the three months ended March 31, 2024, and is recorded to selling, general and administrative, including stock-based compensation in the condensed consolidated statements of operations for the nine months ended September 30, 2024 and is based on Tripadvisor’s best estimate of probable loss; the ultimate resolution of this contingency may be greater or less than the liability recorded.

Income Tax Matters

Tripadvisor received Notices of Proposed Adjustments (“NOPA”) from the IRS with respect to income tax returns filed by Expedia when Tripadvisor was part of Expedia Group’s consolidated income tax return for the 2014 through 2016 tax years. The assessment was related to certain transfer pricing arrangements with foreign subsidiaries, for which Tripadvisor had requested competent authority assistance under the Mutual Agreement Procedure (“MAP”) for the 2014 through 2016 tax years. In January 2024, Tripadvisor received notification of a MAP resolution agreement for the 2014 through 2016 tax years, which it accepted in February 2024. During the three and nine months ended September 30, 2024, Tripadvisor recorded an income tax benefit of $4 million and an income tax expense of $41 million, respectively, as discrete items, inclusive of interest, related to this settlement in the condensed consolidated statement of operations. Tripadvisor reviewed the impact of the acceptance of this settlement position against its existing transfer pricing income tax reserves for the subsequent open tax years during the first quarter of 2024, which resulted in an income tax benefit, inclusive of estimated interest, of $4 million. During the three months ended June 30, 2024, Tripadvisor made a tax payment to the IRS of $141 million, inclusive of estimated interest, and during the three months ended September 30, 2024, Tripadvisor made various state tax payments totaling $18 million, inclusive of estimated interest, related to this audit settlement. Tripadvisor anticipates a competent authority refund from a foreign jurisdiction and certain federal tax benefits,

LIBERTY TRIPADVISOR HOLDINGS, INC.

Notes to Condensed Consolidated Financial Statements

(unaudited)

net of state tax payments due, associated with this IRS audit settlement which will be substantially settled in the next twelve months, resulting in an estimated net cash inflow of $50 million to $60 million, inclusive of related interest. The anticipated competent authority refund is reflected in current income taxes receivable, as well as a lesser amount of anticipated federal tax benefits, partially offset by anticipated certain state tax payments in accrued liabilities and other current liabilities on the condensed consolidated balance sheet as of September 30, 2024.

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

In addition, as disclosed in the Annual Report on Form 10-K for the year ended December 31, 2023, Tripadvisor received a NOPA from the IRS for the 2009 through 2011 tax years relating to certain transfer pricing arrangements with its foreign subsidiaries. In response, Tripadvisor also requested competent authority assistance under MAP for the 2009 through 2011 tax years. In January 2023, Tripadvisor received a final notice from the IRS regarding a MAP resolution agreement for the 2009 through 2011 tax years, which Tripadvisor accepted in February 2023. In the first quarter of 2023, Tripadvisor recorded additional income tax expense as a discrete item, inclusive of interest, of $31 million specifically related to this settlement on the condensed consolidated statement of operations. During the first quarter of 2023, Tripadvisor reviewed the impact of the acceptance of this settlement position against its existing transfer pricing income tax reserves for the subsequent tax years, which resulted in incremental income tax expense, inclusive of estimated interest, of $24 million. The net impact of these adjustments resulted in an incremental income tax expense of $55 million, which was recognized during the three months ended March 31, 2023. During the three months ended June 30, 2023, Tripadvisor made a U.S. federal tax payment of $113 million, inclusive of interest, to Expedia related to this IRS audit settlement, pursuant to the Tax Sharing Agreement with Expedia. During the three months ended September 30, 2023, Tripadvisor received a competent authority refund of $49 million, inclusive of interest income, related to this IRS audit settlement.

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

	Three months ended		Nine months ended
	September 30,		September 30,
	2024	2023	2024	2023

Major Products/Revenue Sources:	amounts in millions
Brand Tripadvisor
Tripadvisor-branded hotels	$151	181	460	524
Media and advertising	40	38	114	110
Tripadvisor experiences and dining	51	55	135	138
Other	13	16	36	41
Total Brand Tripadvisor	255	290	745	813

Viator	270	245	655	576
TheFork	49	42	133	115
Intersegment eliminations	(42)	(44)	(109)	(106)
Total Revenue	$532	533	1,424	1,398

The following table provides information about the balances of accounts receivable and contract assets, net of allowance for credit losses, from contracts with customers:

	September 30, 2024	December 31, 2023

	amounts in millions
Accounts receivable	$220	177
Contract assets	23	15
Total	$243	192

Accounts receivable are recognized when the right to consideration becomes unconditional. Contract assets are rights

LIBERTY TRIPADVISOR HOLDINGS, INC.

Notes to Condensed Consolidated Financial Statements

(unaudited)

to consideration in exchange for services that Tripadvisor has transferred to a customer when that right is conditional on something other than the passage of time, such as commission payments that are contingent upon the completion of the service by the principal in the transaction.

Contract liabilities generally include payments received in advance of performance under the contract, and are realized as revenue as the performance obligation to the customer is satisfied, which Tripadvisor presents as deferred revenue on its consolidated balance sheets, including amounts that are refundable. As of January 1, 2024, Tripadvisor had $49 million,  recorded as deferred revenue on its condensed consolidated balance sheets, of which $7 million and $45 million was recognized as revenue during the three and nine months ended September 30, 2024, respectively.  As of January 1, 2023, Tripadvisor had $44 million recorded as deferred revenue on its condensed consolidated balance sheet, of which $4 million and $40 million was recognized as revenue during the three and nine months ended September 30, 2023, respectively. During both the three months ended September 30, 2024 and 2023, refunds due to cancellations by travelers were not material, while refunds due to cancellations by travelers during both the nine months ended September 30, 2024 and 2023 were $3 million.

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

Adjusted OIBDA is summarized as follows:

	Three months ended September 30,		Nine months ended September 30,
	2024	2023	2024	2023

	amounts in millions
Brand Tripadvisor	$87	111	248	279
Viator	30	17	13	(15)
TheFork	5	(1)	5	(14)
Corporate and eliminations	(3)	(2)	(9)	(8)
Consolidated TripCo	$119	125	257	242

In addition, we do not report assets, capital expenditures and related depreciation expense by segment as our Chief Operating Decision Maker (“CODM”) does not use this information to evaluate operating segments. Accordingly, we do not regularly provide such information by segment to our CODM.

LIBERTY TRIPADVISOR HOLDINGS, INC.

Notes to Condensed Consolidated Financial Statements

(unaudited)

The following table provides a reconciliation of Adjusted OIBDA to Operating income (loss) and Earnings (loss) before income taxes:

	Three months ended		Nine months ended
	September 30,		September 30,
	2024	2023	2024	2023

	amounts in millions
Adjusted OIBDA	$119	125	257	242
Stock-based compensation	(31)	(25)	(93)	(74)
Depreciation and amortization	(21)	(21)	(63)	(63)
Impairment of goodwill and intangible assets	—	(1,025)	—	(1,025)
Legal reserves and settlements(1)	—	—	(14)	—
Restructuring and other related reorganization (costs) benefits (2)	1	(18)	(1)	(18)
Non-recurring expenses (3)	(1)	—	(4)	(3)
Operating income (loss)	67	(964)	82	(941)
Interest expense	(19)	(17)	(53)	(50)
Dividend and interest income	13	13	39	36
Realized and unrealized gains (losses) on financial instruments, net	3	(8)	12	(1)
Other, net	(2)	(2)	(6)	(4)
Earnings (loss) before income taxes	$62	(978)	74	(960)

(1)	See discussion in note 8 related to a $10 million potential regulatory matter. During the second quarter of 2024 Tripadvisor recorded a one-time charge of $4 million to general and administrative, including stock based compensation on the condensed consolidated statement of operations, resulting from legislation enacted in Canada during June 2024 related to digital services taxes, which requires retrospective application back to January 1, 2022. This amount represents the one-time retrospective liability for the periods prior to April 1, 2024, while any liability subsequent to April 1, 2024 is included within Adjusted OIBDA.
(2)	During the third quarter of 2023, Tripadvisor initiated a restructuring and reduced global headcount. Tripadvisor expects the majority of remaining unpaid restructuring costs as of September 30, 2024 to be disbursed during 2024.
(3)	Tripadvisor expensed $1 million and $4 million of transaction costs during the three and nine months ended September 30, 2024, respectively, and $3 million of transaction costs during the nine months ended September 30, 2023, to selling, general and administrative, including stock-based compensation on the condensed consolidated statement of operations. Tripadvisor considers such costs to be non-recurring in nature.

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

For additional risk factors, please see Part II, Item 1A. of this Quarterly Report, Part II, Item 1A. of the Quarterly Report on Form 10-Q for the quarter ended June 30, 2024, Part II, Item 1A. of the Quarterly Report on Form 10-Q for the quarter ended March 31, 2024, and Part I, Item 1A. Risk Factors of the Annual Report on Form 10-K for the year ended December 31, 2023. These forward-looking statements and such risks, uncertainties and other factors speak only as of the date of this Quarterly Report, and we expressly disclaim any obligation or undertaking to disseminate any updates or revisions to any forward-looking statement contained herein, to reflect any change in our expectations with regard thereto, or any other change in events, conditions or circumstances on which any such statement is based.

The following discussion and analysis provides information concerning our results of operations and financial condition. This discussion should be read in conjunction with our accompanying condensed consolidated financial statements and the notes thereto.

Overview

The accompanying financial statements and the other information herein refer to Liberty TripAdvisor Holdings, Inc. and its controlled subsidiaries as “TripCo,” “Consolidated TripCo,” the “Company,” “us,” “we” and “our” unless the context otherwise requires. We own an approximate 21% economic interest and 57% voting interest in Tripadvisor as of

September 30, 2024. All significant intercompany accounts and transactions have been eliminated in the accompanying condensed consolidated financial statements.

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

The global experiences market is large, growing, and highly fragmented, with the vast majority of bookings still occurring through traditional offline sources.  Tripadvisor is observing a secular shift, however, as this market continues to grow and accelerate the pace of online adoption. Likewise, the global restaurants category is also benefiting from increased online adoption by both consumers and partners, particularly in Europe. Given the competitive positioning of Tripadvisor’s businesses relative to the attractive growth prospects in the experiences and restaurant categories, Tripadvisor expects to continue to invest in these categories across the business and, in particular, within the Viator and TheFork segments, to continue accelerating revenue growth, operating scale, and market share gains for the long-term.

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

Recent Developments

As disclosed in our Annual Report on Form 10-K for the year ended December 31, 2023, in August 2023, Tripadvisor received a Notice of Proposed Adjustment from the IRS for the 2014 through 2016 tax years relating to certain transfer pricing arrangements with its foreign subsidiaries. In response, Tripadvisor requested competent authority assistance under Mutual Agreement Procedure (“MAP”) for the 2014 through 2016 tax years. In January 2024, Tripadvisor received notification of a MAP resolution agreement for the 2014 through 2016 tax years, which it accepted in February 2024. During the three and nine months ended September 30, 2024, Tripadvisor recorded an income tax benefit of $4 million and an income tax expense of $41 million, respectively, as discrete items, inclusive of interest, related to this settlement on the condensed consolidated statements of operations. During the three months ended June 30, 2024, Tripadvisor made a payment to the IRS of $141 million, inclusive of interest, and during the three months ended September 30, 2024, Tripadvisor made various state tax payments totaling $18 million, inclusive of estimated interest, related to this settlement. Tripadvisor anticipates a competent authority refund from a foreign jurisdiction and certain federal tax benefits, net of certain state tax payments due, associated with this IRS audit settlement which will be substantially settled in the next twelve months, resulting in an estimated net cash inflow of $50 million to $60 million, inclusive of related interest. See note 8 to the accompanying condensed consolidated financial statements for further information regarding potential material contingencies related to ongoing audits regarding income taxes.

Results of Operations—Consolidated—September 30, 2024 and 2023

General.  We provide in the tables below information regarding our consolidated Operating Results and Other Income and Expense.

	Three months ended		Nine months ended
	September 30,		September 30,
	2024	2023	2024	2023

	amounts in millions
Revenue
Brand Tripadvisor	$255	290	745	813
Viator	270	245	655	576
TheFork	49	42	133	115
Intersegment eliminations	(42)	(44)	(109)	(106)
Total revenue	532	533	1,424	1,398
Operating expense	107	99	313	287
Selling, general and administrative expense	307	309	872	872
Stock-based compensation	31	25	93	74
Depreciation and amortization	21	21	63	63
Impairment of goodwill and intangible assets	—	1,025	—	1,025
Restructuring and other related reorganization costs (benefits)	(1)	18	1	18
Operating income (loss)	67	(964)	82	(941)
Other income (expense):
Interest expense	(19)	(17)	(53)	(50)
Dividend and interest income	13	13	39	36
Realized and unrealized gains (losses) on financial instruments, net	3	(8)	12	(1)
Other, net	(2)	(2)	(6)	(4)
	(5)	(14)	(8)	(19)
Earnings (loss) before income taxes	62	(978)	74	(960)
Income tax (expense) benefit	(27)	14	(84)	(63)
Net earnings (loss)	$35	(964)	(10)	(1,023)

Adjusted OIBDA	$119	125	257	242

Revenue. Brand Tripadvisor revenue decreased $35 million and $68 million during the three and nine months ended September 30, 2024, respectively, when compared to the same periods in the prior year. The components of Brand Tripadvisor revenue are detailed as follows:

	Three months ended		Nine months ended
	September 30,		September 30,
	2024	2023	2024	2023

	amounts in millions
Tripadvisor-branded hotels	$151	181	460	524
Media and advertising	40	38	114	110
Tripadvisor experiences and dining (1)	51	55	135	138
Other	13	16	36	41
Total Brand Tripadvisor	$255	290	745	813

(1)Tripadvisor experiences and dining revenue within the Brand Tripadvisor segment is shown gross of intersegment (intercompany) revenue, which is eliminated on a consolidated basis. See note 9 to the accompanying condensed consolidated financial statements for a discussion of intersegment revenue.

Tripadvisor-branded hotels revenue decreased $30 million and $64 million during the three and nine months ended September 30, 2024, respectively, when compared to the same periods in 2023, primarily due to a decrease in Tripadvisor’s hotel meta revenue and, to a lesser extent, a decrease in hotel business to business revenue, as Tripadvisor transitions from a sales-led model to a self-service model. The decrease in Tripadvisor’s hotel meta revenue during the three months ended September 30, 2024, when compared to the same period in 2023, was primarily driven by continued headwinds impacting free channels, including SEO traffic, contributing to a decrease in click volumes, and to a lesser extent, a deceleration in cost-per-click rates, particularly in the U.S. The decrease in Tripadvisor’s hotel meta revenue during the nine months ended September 30, 2024, when compared to the same period in 2023, was driven by declines in U.S. hotel meta revenue and, to a lesser extent, European hotel meta revenue, primarily due to weaker demand related to increased competition in paid online marketing channels and continued headwinds impacting free channels, including SEO traffic, during the second and third quarters of 2024, contributing to a decrease in click volumes.

Media and advertising revenue consists of revenue from display-based advertising (or “media advertising”) across Tripadvisor’s platform. Media and advertising revenue increased $2 million and $4 million during the three and nine months ended September 30, 2024, respectively, when compared to the same periods in 2023, primarily due to an increase in overall advertising campaigns and pricing.

Tripadvisor experiences and dining revenue includes intercompany (intersegment) revenue and external revenue generated from Tripadvisor’s restaurant service offerings. The intercompany revenue consists of affiliate marketing commissions earned primarily from experience bookings and, to a lesser extent, restaurant reservation bookings, on Tripadvisor-branded websites and mobile apps fulfilled by Viator and TheFork, respectively, and is eliminated on a consolidated basis. Tripadvisor experiences and dining revenue decreased $4 million during the three months ended September 30, 2024 when compared to the same period in 2023, primarily due to a decline in dining revenue as Tripadvisor moves from a sales-led model to a self-service model, and, to a lesser extent, some deceleration in experiences growth during the third quarter of 2024, as Tripadvisor’s near-term segment marketing strategy emphasizes profitability. Tripadvisor experiences and dining revenue decreased $3 million during the nine months ended September 30, 2024, when compared to the same period in 2023, primarily due to a decline in dining revenue as Tripadvisor moves from a sales-led model to a self-service model, as noted above, partially offset by an increase in experiences revenue, despite some deceleration in experiences revenue growth, as noted above, during the second and third quarters of 2024.

Other revenue includes alternative accommodation rentals revenue, in addition to click-based advertising and display-based advertising revenue from cruise, flights and rental cars offerings on Tripadvisor websites and mobile apps. Other revenue decreased $3 million and $5 million during the three and nine months ended September 30, 2024, respectively, compared to the same periods in 2023, primarily due to a decline in alternative accommodation rentals revenue, as Tripadvisor continues to strategically de-emphasize this offering.

Viator revenue increased $25 million and $79 million during the three and nine months ended September 30, 2024, respectively, when compared to the same periods in 2023, driven by consumer demand for experiences across all geographies, driving growth in bookings, partially offset by some deceleration in revenue growth in the Brand Tripadvisor point-of-sale during the second and third quarters of 2024, as noted above. Tripadvisor continues to believe that Viator is also benefiting from a larger macro trend, as the large global market in which it operates continues to grow and migrate online from traditional offline sources.

TheFork revenue increased $7 million and $18 million during the three and nine months ended September 30, 2024, respectively, when compared to the same periods in 2023, driven by increased consumer demand for dining in Europe, including increased bookings and pricing.  In addition, Tripadvisor estimates this segment’s revenue growth rate was positively impacted by foreign currency fluctuations of approximately 2% during both the three and nine months ended September 30, 2024 when compared to the same periods in 2023.

Operating expense. Operating expense increased $8 million and $26 million for the three and nine months ended September 30, 2024, respectively, when compared to the same periods in 2023, primarily due to cost of revenue increases of $4 million and $15 million, respectively. The increase in cost of revenue during the three months ended September 30, 2024, when compared to the same period in 2023, was primarily due to increased direct costs from credit card payment processing fees and other revenue-related transaction costs in the Viator segment in direct correlation with an increase in revenue, as Viator serves as the merchant of record for the significant majority of its experience booking transactions. The increase in cost of revenue during the nine months ended September 30, 2024, when compared to the same period in 2023, was primarily due to increased direct costs from credit card payment processing fees and other revenue-related transaction costs in the Viator segment, as noted above, as well as increased direct revenue generation costs related to data center costs and media production costs in the Brand Tripadvisor segment. Additionally, technology and content costs increased $4 million and $11 million, during the three and nine months ended September 30, 2024, respectively, when compared to the same periods in 2023, primarily due to higher personnel and overhead costs in the Brand Tripadvisor and Viator segments, in support of product development, and in addition, increased licensing costs.

Selling, general and administrative. Selling, general and administrative expense decreased $2 million and remained flat for the three and nine months ended September 30, 2024, respectively, when compared to the same periods in the prior year. The decrease for the three months ended September 30, 2024, compared to the same period in the prior year, was primarily driven by an $8 million decrease in Brand Tripadvisor’s overall marketing costs, partially offset by a $4 million increase in overall marketing costs in the Viator segment, in order to capture consumer demand, including increased investment within the Viator segment to focus on growing market share, acquiring new customers, and driving brand awareness.

For the nine months ended September 30, 2024, when compared to the same period in the prior year, a $28 million decrease in overall marketing costs in the Brand Tripadvisor segment was offset by a $21 million increase in overall marketing costs in the Viator segment, and a $10 million accrual for the potential settlement of a regulatory related matter during the first quarter of 2024 (as discussed in note 8 to the accompanying condensed consolidated financial statements).

Operating Income (Loss).  Operating income increased $1,031 million and $1,023 million during the three and nine months ended September 30, 2024, respectively, when compared to the same periods in the prior year, due to the impairments recorded to goodwill and intangible assets during the three months ended September 30, 2023, as well as the above explanations.

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

The following table provides a reconciliation of Operating income (loss) to Adjusted OIBDA.

	Three months ended		Nine months ended
	September 30,		September 30,
	2024	2023	2024	2023

	amounts in millions
Operating income (loss)	$67	(964)	82	(941)
Stock-based compensation	31	25	93	74
Depreciation and amortization	21	21	63	63
Legal reserves and settlements (1)	—	—	14	—
Impairments of goodwill and intangible assets	—	1,025	—	1,025
Restructuring and other related reorganization costs (benefits) (2)	(1)	18	1	18
Non-recurring expenses (3)	1	—	4	3
Adjusted OIBDA	$119	125	257	242

(1)	See discussion in note 8 to the accompanying condensed consolidated financial statements related to a $10 million potential regulatory matter. During the second quarter of 2024 Tripadvisor recorded a one-time charge of $4 million to general and administrative, including stock-based compensation on the condensed consolidated statement of operations, resulting from legislation enacted in Canada during June 2024 related to digital services taxes, which requires retrospective application back to January 1, 2022. This amount represents the one-time retrospective liability for the periods prior to April 1, 2024, while any liability subsequent to April 1, 2024 is included within Adjusted OIBDA.
(2)	During the third quarter of 2023, Tripadvisor initiated a restructuring and reduced global headcount. Tripadvisor expects the majority of remaining unpaid restructuring costs as of September 30, 2024 to be disbursed during 2024.
(3)	Tripadvisor expensed $1 million and $4 million of transaction costs during the three and nine months ended September 30, 2024, respectively, and $3 million of transaction costs during the nine months ended September 30, 2023, to selling, general and administrative, including stock-based compensation on the condensed consolidated statement of operations. Tripadvisor considers such costs to be non-recurring in nature.

Adjusted OIBDA is summarized as follows:

	Three months ended		Nine months ended
	September 30,		September 30,
	2024	2023	2024	2023

	amounts in millions

Brand Tripadvisor	$87	111	248	279
Viator	30	17	13	(15)
TheFork	5	(1)	5	(14)
Corporate	(3)	(2)	(9)	(8)
Consolidated TripCo	$119	125	257	242

Consolidated Adjusted OIBDA decreased $6 million and increased $15 million during the three and nine months ended September 30, 2024, respectively, when compared to the same periods in the prior year.  Brand Tripadvisor Adjusted OIBDA decreased $24 million and $31 million during the three and nine months ended September 30, 2024, respectively, when compared to the same periods in the prior year, while Adjusted OIBDA margin decreased 4% and 1% during the three and nine months ended September 30, 2024, respectively, when compared to the same periods in 2023. The decline in Adjusted OIBDA was primarily due to a decrease in revenue, as noted above, and to a lesser extent, a decrease in the segment's operating expenses during the three and nine months ended September 30, 2024, when compared to the same periods in 2023, of $11 million and $37 million, respectively, primarily related to a decrease in direct selling and marketing expenses, primarily paid online traffic acquisition costs, and to a lesser extent a decrease in overall personnel and overhead costs. The decrease in Adjusted OIBDA margin during the three and nine months ended September 30, 2024, when compared to the same periods in 2023, was largely due to an increase in technology and content personnel and overhead costs, and to a lesser extent, an increase in direct costs within cost of revenue, as a percent of revenue.

Viator Adjusted OIBDA improved $13 million and $28 million, while Adjusted OIBDA margin improved 4%  and 5% during the three and nine months ended September 30, 2024, respectively, when compared to the corresponding periods in 2023, primarily due to increased leverage as Tripadvisor scales the business and drives a greater number of bookings from more profitable repeat customers.  These improvements were partially offset by Tripadvisor’s continued investment in marketing, primarily paid online traffic acquisition costs, in response to consumer demand for experiences and increased investment focusing on growing market share, acquiring new customers, and driving brand awareness. In addition, increased personnel and overhead costs to support business growth and invest in Tripadvisor’s product experience and, to a lesser extent, increased licensing costs, and an increase in revenue generation costs resulting from credit card payments in direct correlation with the increase in revenue, all negatively impacted Adjusted OIBDA. The improvements in Adjusted OIBDA margin were primarily due to a decrease in selling and marketing costs as a percent of revenue.

TheFork Adjusted OIBDA improved $6 million and $19 million, while Adjusted OIBDA margin improved 12% and 16% during the three and nine months ended September 30, 2024, respectively, when compared to the corresponding period in the prior year. The improvements in Adjusted OIBDA were primarily due to increases in revenue, as noted above, and lower personnel and overhead costs. The improvements in Adjusted OIBDA margin were primarily due to lower personnel and overhead costs as a percent of revenue.

Corporate Adjusted OIBDA includes TripCo level selling, general and administrative expenses. Corporate Adjusted OIBDA loss remained relatively flat for the three and nine months ended September 30, 2024, when compared to the same periods in the prior year.

Impairment of goodwill and intangible assets. TripCo recorded goodwill impairments of $820 million and trademark impairments of $205 million during the nine months ended September 30, 2023, related to the Brand Tripadvisor reporting unit.

Restructuring and other related reorganization costs (benefits). Tripadvisor incurred restructuring and other related reorganization benefits of $1 million and costs of $1 million during the three and nine months ended September 30, 2024, respectively, and $18 million during the three and nine months ended September 30, 2023.  These costs (benefits) consisted primarily of employee severance and related benefits.

Interest expense. Interest expense increased $2 million and $3 million for the three and nine months ended September 30, 2024, respectively, when compared to the same periods in the prior year, primarily due to Tripadvisor’s issuance of the Term Loan B Facility in July 2024, which increased Tripadvisor’s cost of capital.

Dividend and interest income.  Dividend and interest income remained flat and increased $3 million during the three and nine months ended September 30, 2024, respectively, when compared to the same periods in the prior year. The increase for the nine months ended September 30, 2024 was primarily due to an increase in the average amount of cash invested.

Realized and unrealized gains (losses) on financial instruments, net.  Realized and unrealized gains (losses) on financial instruments, net are comprised of changes in the fair value of the following:

	Three months ended		Nine months ended
	September 30,		September 30,
	2024	2023	2024	2023

	amounts in millions
Variable Prepaid Forward	$9	—	15	3
TripCo Exchangeable Senior Debentures due 2051	(8)	(11)	(22)	(26)
Preferred Stock Derivative	3	2	20	21
Tripadvisor foreign currency forward contracts	(1)	1	(1)	1
	$3	(8)	12	(1)

The changes in these accounts are primarily due to market factors and changes in the fair value of the underlying stocks or financial instruments to which these related. Realized and unrealized gains on financial instruments, net increased $11 million and $13 million during the three and nine months ended September 30, 2024, respectively, compared to the same periods in the prior year. The increased unrealized gains in the three and nine months ended September 30, 2024 compared to the same periods in the prior year were primarily due to increases in unrealized gains related to the variable prepaid forward (defined in note 4 of the accompanying condensed consolidated financial statements) of $9 million and $12 million, respectively, and decreases in unrealized losses related to the TripCo Exchangeable Senior Debentures due 2051 of $3 million and $4 million, respectively.

Other, net.  Other, net expense remained flat and increased $2 million for the three and nine months ended September 30, 2024, respectively, when compared to the same periods in the prior year.  The increase for the nine months ended September 30, 2024, compared to the same period in the prior year, was primarily driven by losses on disposals of assets and a loss on early extinguishment of debt at Tripadvisor, partially offset by a decrease in foreign exchange losses at Tripadvisor.

Income taxes.  Earnings (loss) before income taxes, income tax (expense) benefit, and the effective tax rates for the three and nine months ended September 30, 2024 and 2023 are summarized below:

	Three months ended		Nine months ended
	September 30,		September 30,
	2024	2023	2024	2023

	amounts in millions
Earnings (loss) before income taxes	$62	(978)	74	(960)
Income tax (expense) benefit	$(27)	14	(84)	(63)
Effective tax rate	44%	1%	114%	(7)%

For the three months ended September 30, 2024, the Company’s tax rate was higher than the expected federal tax rate of 21% primarily due to unfavorable stock-based compensation tax effects. For the three months ended September 30, 2023, the Company’s tax rate was lower than the expected federal tax rate of 21% primarily due to goodwill impairments that are not deductible for tax purposes and unfavorable stock-based compensation tax effects.  For the nine months ended September 30, 2024, the Company’s tax rate was higher than the expected federal tax rate of 21% primarily due to Tripadvisor’s IRS settlement on its 2014-2016 transfer pricing audit (see note 8 to the accompanying condensed consolidated financial statements). For the nine months ended September 30, 2023, the Company’s tax rate was lower than the expected federal tax rate of 21% primarily related to goodwill impairments that are not deductible for tax purposes, and Tripadvisor’s settlement with the IRS on its 2009-2011 transfer pricing audit and changes in unrecognized tax benefits resulting from the IRS settlement.

Net earnings (loss).  We had net income of $35 million and net losses of $964 million for the three months ended September 30, 2024 and 2023, respectively, and net losses of $10 million and $1,023 million for the nine months ended September 30, 2024 and 2023, respectively. The changes in net earnings (loss) were the result of the above described fluctuations in our revenue and expenses.

Liquidity and Capital Resources

As of September 30, 2024, substantially all of our cash and cash equivalents consist of cash on hand in global financial institutions, money market funds and marketable securities with maturities of 90 days or less at the date of purchase.

The following are potential sources of liquidity: available cash balances, proceeds from asset sales, monetization of our investments, outstanding or anticipated debt facilities, debt and equity issuances, and dividend and interest receipts.

As of September 30, 2024, TripCo had a cash and cash equivalents balance of $1,127 million. Approximately $1,112 million of the cash balance, at September 30, 2024, is held at Tripadvisor. Although TripCo has a 57% voting interest in Tripadvisor, Tripadvisor is a separate public company with a significant non-controlling interest, as TripCo has only a 21% economic interest in Tripadvisor. Even though TripCo controls Tripadvisor through its voting interest and board representation, decision making with respect to using Tripadvisor’s cash balances must consider Tripadvisor’s minority holders. Accordingly, any potential distributions of cash from Tripadvisor to TripCo would generally be on a pro rata basis based on economic ownership interests. Covenants in Tripadvisor’s debt instruments also restrict the payment of dividends and cash distributions to stockholders.

As of September 30, 2024, $216 million of the Tripadvisor cash and cash equivalents balance were held by foreign subsidiaries, with approximately 36% located in the United Kingdom. As of September 30, 2024, the significant majority of Tripadvisor’s cash was denominated in U.S. dollars. As of September 30, 2024, $556 million of Tripadvisor’s cumulative undistributed foreign earnings were no longer considered to be indefinitely reinvested. Due to the one-time transition tax on the deemed repatriation of undistributed foreign subsidiary earnings and profits in 2017, as a result of the 2017 Tax Cuts and Jobs Act, the majority of previously unremitted earnings have been subjected to U.S. federal income tax. To the extent future distributions from these subsidiaries will be taxable, a deferred income tax liability has been accrued on our condensed consolidated balance sheet, which was not material as of September 30, 2024.

Credit Facility

As of September 30, 2024, Tripadvisor is party to a credit agreement, which, among other things, provides for a $500 million revolving credit facility with a maturity date of June 29, 2028 (the “Credit Facility”). As of September 30, 2024 and December 31, 2023, Tripadvisor had no outstanding borrowings. The Credit Facility, among other things, requires Tripadvisor to maintain a maximum total net leverage ratio and contains certain customary affirmative and negative covenants and events of default, including for a change of control. While there can be no assurance that Tripadvisor will be able to meet the total net leverage ratio covenant, based on its current projections, Tripadvisor does not believe there is a material risk it will not remain in compliance throughout the next twelve months.

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

As of September 30, 2024, Tripadvisor was in compliance with its debt covenants.

Tax Matters

The Organization for Economic Cooperation and Development (“OECD”) has been developing its “two pillar” project to address certain perceived tax challenges arising from digitalization of the economy. Many countries have implemented or are in the process of implementing the Pillar Two legislation, which will result in significant changes to the international taxation system under which our current income tax obligations are determined. Pillar Two of this project calls for a minimum income tax rate on corporations of 15% and has begun to be implemented by an increasing number of countries. The OECD and implementing countries are expected to continue to offer further guidance on the impact of Pillar Two on their respective local corporate income tax rules, however, such impact for Tripadvisor is not expected to be material at this time. Tripadvisor will continue to monitor developments to determine any potential impact of Pillar Two in the countries in which it operates.

Pillar One, which would reallocate profits from the largest and most profitable businesses to countries where the customers of those businesses are located, remains under discussion at the OECD, and its implementation remains uncertain. If implemented, Pillar One would potentially result in the removal of unilateral digital services tax initiatives, such as those enacted in France, Italy, Spain, and the U.K. In July 2023, more than 138 countries and jurisdictions agreed to refrain from imposing newly enacted digital service tax initiatives or similar measures before December 31, 2024, provided the Pillar One negotiations have made sufficient progress by the end of 2023. In December 2023, the OECD Inclusive Framework reaffirmed their commitment to achieve a consensus-based solution and to complete the multilateral agreement by June 2024, thereby extending the standstill on new digital service tax initiatives. The June 2024 extended deadline has since expired, thereby enabling countries to introduce new unilateral digital service taxes. For example, in June 2024, Canada enacted tax legislation related to digital services taxes, which requires retrospective application back to January 1, 2022, resulting in a one-time charge of $4 million during the second quarter of 2024, reflected in general and administrative expenses on the condensed consolidated statement of operations. Tripadvisor will continue to monitor these developments to determine the financial impact. During the three and nine months ended September 30, 2024, Tripadvisor recorded $7 million and $18 million, respectively, of digital service tax, while during the three and nine months ended September 30, 2023, Tripadvisor recorded $6 million and $13 million, respectively, of digital service tax to general and administrative expense on the condensed consolidated statements of operations.

	Nine months ended
	September 30,
	2024	2023

	amounts in millions
Cash flow information
Tripadvisor cash provided (used) by operating activities	$147	254
Corporate cash provided (used) by operating activities	(8)	(6)
Net cash provided (used) by operating activities	$139	248

Tripadvisor cash provided (used) by investing activities	$(51)	(47)
Corporate cash provided (used) by investing activities	—	—
Net cash provided (used) by investing activities	$(51)	(47)

Tripadvisor cash provided (used) by financing activities	$(55)	(97)
Corporate cash provided (used) by financing activities	—	—
Net cash provided (used) by financing activities	$(55)	(97)

During the nine months ended September 30, 2024, Tripadvisor’s primary uses of cash were $51 million of capital expended for property and equipment, $25 million of share repurchases and $17 million related to payments of withholding taxes on net share settlement of equity awards.

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

TripCo has several obligations due within the next twelve months. The Series A Preferred Stock is required to be redeemed for cash on March 27, 2025.  As of September 30, 2024, the Redemption Price (as defined in note 6 to the accompanying condensed consolidated financial statements) of the Series A Preferred Stock was $266 million. In addition, the Debentures may be redeemed by TripCo, in whole or in part, on or after March 27, 2025. Holders of the Debentures also have the right to require TripCo to purchase their Debentures on March 27, 2025. As of September 30, 2024, the fair value of the Debentures was $309 million. If all holders exchanged their Debentures on March 27, 2025 and upon the redemption of the Company’s Series A Preferred Stock, TripCo would not have sufficient cash on hand to cover these obligations as of September 30, 2024. We note that Tripadvisor has sufficient cash to cover these obligations, but TripCo does not have ready access to Tripadvisor’s cash.

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

We are exposed to changes in interest rates primarily as a result of our borrowing and investment activities, which include investments in fixed and floating rate debt instruments and borrowings used to maintain liquidity and to fund business operations. The nature and amount of our long-term and short-term debt are expected to vary as a result of future requirements, market conditions and other factors. We expect to manage our exposure to interest rates by maintaining what we believe is an appropriate mix of fixed and variable rate debt. We believe this best protects us from interest rate risk. We expect to achieve this mix by (i) issuing fixed rate debt that we believe has a low stated interest rate and significant term to maturity, (ii) issuing variable rate debt with appropriate maturities and interest rates, and (iii) entering into interest rate swap arrangements when we deem appropriate. As of September 30, 2024, our debt is comprised of the following amounts:

	Variable rate debt		Fixed rate debt
	Principal	Weighted avg	Principal	Weighted avg
	amount	interest rate	amount	interest rate

	amount in millions
Tripadvisor	$500	7.6%	345	0.3%
TripCo debt	$ NA	NA	385	1.0%

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

Item 4. Controls and Procedures

In accordance with Rules 13a-15 and 15d-15 under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), the Company carried out an evaluation, under the supervision and with the participation of management, including its chief executive officer and its principal accounting and financial officer (the "Executives"), of the effectiveness of its disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, the Executives concluded that the Company's disclosure controls and procedures were effective as of September 30, 2024 to provide reasonable assurance that information required to be disclosed in its reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms.

There has been no change in the Company's internal control over financial reporting that occurred during the three months ended September 30, 2024 that has materially affected, or is reasonably likely to materially affect, its internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

During the three months ended September 30, 2024, no shares of LTRPA and LTRPB were surrendered by our officers and employees to pay withholding taxes and other deductions in connection with the vesting or exercise of restricted stock, restricted stock units or options.

Item 5. Other Information

None of the Company’s directors or officers adopted or terminated a Rule 10b5-1 trading arrangement or a non-Rule 10b5-1 trading arrangement during the Company’s fiscal quarter ended September 30, 2024.

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

LIBERTY TRIPADVISOR HOLDINGS, INC.

Date: November 6, 2024	By:	/s/ GREGORY B. MAFFEI
Gregory B. Maffei Chairman, President and Chief Executive Officer

Date: November 6, 2024	By:	/s/ BRIAN J. WENDLING
Brian J. Wendling Senior Vice President and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

II-3