Form 10-K
period 2024-12-31
Liberty TripAdvisor Holdings, Inc.
filed 2025-02-20
CIK 1606745

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D. C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2024

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

The aggregate market value of the voting stock held by non-affiliates of Liberty TripAdvisor Holdings, Inc. computed by reference to the last sales price of such stock, as of the closing of trading on June 30, 2024, was approximately $35 million.

The number of outstanding shares of Liberty TripAdvisor Holdings, Inc.'s common stock as of January 31, 2025 was:

	Series A	Series B
Liberty TripAdvisor Holdings, Inc. common stock	73,084,484	4,815,438

Documents Incorporated by Reference

Information required by Part III of this Annual Report on Form 10-K is incorporated by reference from an amendment to this Annual Report on Form 10-K to be filed no later than 120 days after the end of the Registrant’s fiscal year ended December 31, 2024.

LIBERTY TRIPADVISOR HOLDINGS, INC.

2024 ANNUAL REPORT ON FORM 10-K

* * * * *

Cautionary Note Regarding Forward-Looking Statements

Certain statements in this Annual Report on Form 10-K constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, including statements regarding our business, product and marketing strategies; increases in global travel, related spending and revenue; increases in the online experiences and OTA (defined below) markets and restaurant industries; cost reduction measures and related impacts; the impact of metasearch and search engines’ results placement and algorithms; new product and service offerings; the recoverability of our goodwill and other long-lived assets; covenant compliance; our projected sources and uses of cash; consumer demand; anticipated debt obligations; our ability to continue as a going concern; the proposed Merger (defined below); statements regarding the recoverability and carrying value of our intangible assets, fluctuations in interest rates and foreign exchange rates; and the anticipated impact of certain contingent liabilities related to tax rules and other matters arising in the ordinary course of business. You can identify some of the forward-looking statements by the use of forward-looking words such as “anticipate,” “believe,” “plan,” “estimate,” “expect,” “intend,” “should,” “may” and other similar expressions, although not all forward-looking statements contain these identifying words.  In particular, statements under Item 1. "Business," Item 1A. "Risk Factors," Item 2. "Properties," Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations" and Item 7A. "Quantitative and Qualitative Disclosures About Market Risk" contain forward-looking statements.  Forward-looking statements inherently involve many risks and uncertainties that could cause actual results to differ materially from those projected in these statements. Where, in any forward-looking statement, we express an expectation or belief as to future results or events, such expectation or belief is expressed in good faith and believed to have a reasonable basis, but such statements are not guarantees of future performance and necessarily involve significant risks and uncertainties. There can be no assurance that such expectations or beliefs will result or be achieved or accomplished and you should not place undue reliance on these forward-looking statements. The following include some but not all of the factors that could cause actual results or events to differ materially from those anticipated:

●	our ability to obtain cash in amounts sufficient to service our financial obligations and other commitments due to the fact we are a holding company and our ability to continue as a going concern;
●	our ability to access the cash that Tripadvisor generates from its operating activities;
●	the ability of our Company and Tripadvisor to obtain additional financing, or refinance our existing indebtedness, on acceptable terms;
●	the existence of our Series A Preferred Stock and its rights, preferences and privileges that are not held by, and are preferential to, the rights of our common stockholders;
●	our ability to realize the full value of our intangible assets;
●	weak economic conditions or declines or interruptions in the worldwide travel industry, including health concerns (including pandemics or epidemics), natural disasters, cyber-attacks, technology system failures, regional hostilities, wars, terrorist attacks, civil or political unrest or other events outside Tripadvisor’s control;
●	Tripadvisor’s ability to attract a significant number of visitors and cost-effectively convert these visitors into revenue-generating consumers;
●	failure of internet search engines and application marketplaces to continue to prominently display links to Tripadvisor’s websites;
●	Tripadvisor’s performance marketing efficiency and the general effectiveness of its advertising and marketing efforts;
●	reduction in spending by advertisers on Tripadvisor’s platforms or the loss of Tripadvisor’s significant travel partners;
●	Tripadvisor’s failure to maintain, protect or enhance its brands;
●	Tripadvisor’s strategy may be unsuccessful, may expose it to additional risks, or may not achieve its expected benefits;
●	declines or disruptions in the economy in general and in the travel industry in particular;
●	failure of Tripadvisor to effectively compete in the global environment in which it operates;

●	Tripadvisor’s failure to adapt to technological developments or industry trends, including artificial intelligence (“AI”);
●	the ability of Tripadvisor to innovate and provide products, services and features that are useful to consumers;
●	Tripadvisor’s potential for prioritizing rapid innovation and consumer experience over short-term financial results;
●	the ability of Tripadvisor to maintain a quality of traffic in its network to provide value to its travel partners;
●	real or perceived inaccuracies of the assumptions and estimates and data Tripadvisor relies on to calculate certain of its key metrics;
●	the ability of Tripadvisor to hire, retain and engage the highly skilled work force on which it relies;
●	risks associated with the composition of Tripadvisor’s work force and Tripadvisor’s ability to manage those risks;
●	disruptions resulting from any acquisitions, investments, significant commercial arrangements and/or new business strategies;
●	risks due to Tripadvisor operating in many jurisdictions inside and outside the U.S.;
●	claims, lawsuits, government investigations and other proceedings to which Tripadvisor is regularly subject, whether in the ordinary course of business or otherwise;
●	the ability of Tripadvisor to protect its intellectual property from copying or use by others;
●	the impact of green house gas emissions on global climate change and its expected impacts on travel, including the world’s transportation infrastructure and tourist destinations;
●	risks associated with environmental, social, and governance (“ESG”) responsibilities;
●	risks due to Tripadvisor’s processing of personal information and other data;
●	risks associated with the facilitation of payments from consumers, including fraud and compliance with evolving rules and regulations and reliance on third parties;
●	risks resulting from system security issues, data protection breaches, cyberattacks and system outage issues;
●	risks associated with evolving regulations, guidance and practices on the use of “cookies” and similar tracking technologies;
●	Tripadvisor’s indebtedness and the resulting impacts on its business and financial condition;
●	limitations imposed by the various covenants in Tripadvisor’s credit facilities and indenture;
●	risks related to the 2026 Convertible Senior Notes and Capped Calls (each as defined herein);
●	Tripadvisor’s ability to meet its publicly announced guidance or other expectations about its business and future operating results;
●	fluctuation of Tripadvisor’s financial results;
●	factors that determine Tripadvisor’s effective income tax rate;
●	changes in tax laws that affect Tripadvisor or the examination of Tripadvisor’s tax positions;
●	changes in the tax treatment of companies engaged in e-commerce;
●	challenges by tax authorities in the jurisdictions where Tripadvisor operates;
●	fluctuation in foreign currency exchange rates which affect Tripadvisor;
●	risks associated with our stock price being disproportionately affected by the results of operations of Tripadvisor and developments in its business;
●	our ability to realize the potential benefits of the proposed Merger in the near term or at all;
●	the possibility that satisfaction of all conditions to the proposed Merger (including stockholder approvals) may not be achieved;
●	uncertainties related to the consummation of the proposed Merger, including the fact that it may not be consummated or may not be consummated in a timely manner;
●	unfavorable outcome of legal proceedings related to the proposed Merger;
●	the inability of holders of our common stock to participate in any further upside of our business if the proposed Merger is consummated; and
●	other events relating to the proposed Merger.

These forward-looking statements and such risks, uncertainties and other factors speak only as of the date of this Annual Report, and we expressly disclaim any obligation or undertaking to disseminate any updates or revisions to any forward-looking statement contained herein, to reflect any change in our expectations with regard thereto, or any other change in events, conditions or circumstances on which any such statement is based.  When considering such forward-looking statements, you should keep in mind the factors described in Item 1A. "Risk Factors" and other cautionary statements contained in this Annual Report.  Such risk factors and statements describe circumstances which could cause actual results to differ materially from those contained in any forward-looking statement.

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

PART I.

Item 1. Business.

General Development of Business

Liberty TripAdvisor Holdings, Inc. (“TripCo” or the “Company”) was formed in 2013 as a Delaware corporation.  TripCo was a subsidiary of Liberty Interactive Corporation (subsequently renamed Qurate Retail, Inc. (“Qurate Retail”)) until the completion of its spin-off from Qurate Retail on August 27, 2014 (“TripCo Spin-Off”). Following the TripCo Spin-Off, Qurate Retail and TripCo operate as separate, publicly traded companies, and neither has any stock ownership, beneficial or otherwise, in the other.  TripCo does not have any operations outside of its controlling interest in its subsidiary, Tripadvisor, Inc. (“Tripadvisor”). As of December 31, 2024, TripCo held an approximate 19% economic interest and 56% voting interest in Tripadvisor.

In connection with the TripCo Spin-Off, TripCo entered into certain agreements, including the services agreement, the facilities sharing agreement and the tax sharing agreement, with Qurate Retail and/or Liberty Media Corporation (“Liberty Media”) (or certain of their subsidiaries) in order to govern certain of the ongoing relationships between the companies after the TripCo Spin-Off and to provide for an orderly transition. It is expected that the services agreement and the facilities sharing agreement will terminate at the effective time of the proposed Merger.

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

Pursuant to the services agreement through 2024, in connection with Liberty Media’s employment arrangement with Gregory B. Maffei, TripCo’s Chairman, President and Chief Executive Officer, components of Mr. Maffei’s compensation were either paid directly to him or reimbursed to Liberty Media, based on allocations set forth in the services agreement. For each of the years ended December 31, 2024, 2023 and 2022, the allocation percentage for TripCo was 5%.

Mr. Maffei’s employment arrangement with Liberty Media expired on December 31, 2024. Mr. Maffei continues to serve as President and Chief Executive Officer of TripCo and Chairman of the TripCo board of directors, and was appointed as the Chairman of the Executive Committee of the TripCo board of directors (the “Executive Committee”). As a non-employee director, Mr. Maffei receives the following amounts: (i) an annual retainer equal to $184,060 (payable quarterly in arrears) for his service as a non-employee director of TripCo, effective January 1, 2025, (ii) an annual fee equal to $5,000 (payable quarterly in arrears) for his service as a member of the Executive Committee and (iii) a fee equal to $25,000 (payable quarterly in arrears) for his service as the Chairman of the Executive Committee.

Under the facilities sharing agreement, TripCo shares office space with Liberty Media and related amenities at Liberty Media’s corporate headquarters in Englewood, Colorado.

On March 15, 2020, TripCo and Gregory B. Maffei entered into an Investment Agreement (the “Investment Agreement”) with Certares Holdings LLC, Certares Holdings (Blockable) LLC and Certares Holdings (Optional) LLC with respect to an investment in TripCo’s newly-created 8% Series A Cumulative Redeemable Preferred Stock, par value $0.01 per share (the “Series A Preferred Stock”) which was later assigned to Certares LTRIP LLC (“Certares” or the “Purchaser”). Pursuant to the assigned Investment Agreement, on March 26, 2020, TripCo issued 325,000 shares of Series A Preferred Stock to Certares for a purchase price of $1,000 per share.  On March 29, 2021 and April 6, 2021, TripCo repurchased a portion of the Series A Preferred Stock. See further discussion about the Series A Preferred Stock in note 8 of the accompanying consolidated financial statements.

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

As disclosed in note 8 to the accompanying consolidated financial statements, the Series A Preferred Stock is required to be redeemed for cash on March 27, 2025. In connection with the Merger (as defined and described below), Certares entered into a letter agreement with the Company and Tripadvisor (the “Side Letter”) pursuant to which, among other things, Certares has agreed, subject to the terms of the Side Letter, to waive this mandatory redemption date through the date of the proposed Merger. As of December 31, 2024, the Redemption Price (as defined in note 8) of the Series A Preferred Stock was $271 million. As disclosed in note 5, the Debentures may be redeemed by TripCo, in whole or in part, on or after March 27, 2025. Holders of the Debentures also have the right to require TripCo to purchase their Debentures on March 27, 2025. As of December 31 2024, the fair value of the Debentures was $324 million. If all holders submitted their Debentures for repurchase on March 27, 2025 and upon the redemption of the Company’s Series A Preferred Stock, TripCo would not have sufficient cash on hand to cover these obligations as of December 31, 2024. We note that Tripadvisor has sufficient cash to cover these obligations, but TripCo does not have ready access to Tripadvisor’s cash.

On December 18, 2024, TripCo entered into an Agreement and Plan of Merger with Tripadvisor and Telluride Merger Sub Corp., a Delaware corporation and an indirect wholly owned subsidiary of Tripadvisor (“Merger Sub”), whereby subject to the terms and conditions thereof, (i) Merger Sub will merge with and into the Company (the “Merger”), with the Company surviving the Merger as the surviving corporation (the “surviving corporation”) and an indirect wholly owned subsidiary of Tripadvisor; and (ii) the Merger will be immediately followed by a merger of the Company, as the surviving corporation in the Merger, with and into TellurideSub LLC, a Delaware limited liability company and a direct wholly owned subsidiary of Tripadvisor (“ParentSub LLC”) (such merger, the “ParentSub LLC merger”), with ParentSub LLC surviving the ParentSub LLC merger as the surviving company and a wholly owned subsidiary of Tripadvisor.

At the effective time of the Merger (the “effective time”):

●	each share of TripCo’s (i) Series A common stock, par value $0.01 per share (“LTRPA”), and (ii) Series B common stock, par value $0.01 per share (“LTRPB”), in each case, issued and outstanding immediately prior to the effective time (other than (a) shares held by TripCo as treasury stock, (b) shares held by TRIP or Merger Sub (such shares in clauses (a) and (b), collectively, the “Excluded Treasury Shares”), or (c) shares held by dissenting stockholders) would be converted into the right to receive $0.2567 in cash (without interest thereon); and

●	all shares of the Series A Preferred Stock, issued and outstanding immediately prior to the effective time (other than the Excluded Treasury Shares) would be converted into the right to receive in the aggregate (i) $42,471,000 in cash, without interest thereon, and (ii) 3,037,959 validly issued, fully paid and nonassessable shares of Tripadvisor’s common stock, par value $0.001 per share.

Concurrently with or promptly after the consummation of the Merger, the Debentures will be redeemed pursuant to the terms of the indenture governing the Debentures (the “Indenture”).  In the event (i) any holder of the Debentures exercises its put right under the indenture or (ii) any holder of the Debentures elects to exchange its Debentures pursuant to the indenture, in each case prior to the consummation of the Merger, then Tripadvisor (or its subsidiaries) shall make cash loans to TripCo in an amount (including reasonable fees and expenses related thereto) that TripCo reasonably determines is necessary to repurchase or settle its exchange obligation with respect to the applicable Debentures in full in cash.

As the proposed Merger is not yet approved by shareholder vote, management’s plans do not alleviate the substantial doubt that the Company will continue as a going concern.

If the Merger is not consummated, the Company may lack sufficient liquidity to continue its operations and may need to restrict its spending, liquidate all or a portion of its assets or pursue other strategic alternatives, and/or seek protection under the provisions of the U.S. Bankruptcy Code.

Description of Business

Tripadvisor

Tripadvisor operates as a family of brands with the purpose of connecting people to experiences worth sharing.  Tripadvisor’s vision is to be the world’s most trusted source for travel and experiences. Tripadvisor operates across three reportable segments: Brand Tripadvisor, Viator, and TheFork. Tripadvisor leverages its brands, technology platforms and capabilities to connect its large, global audience with partners by offering rich content, travel guidance products and services, and two-sided marketplaces for experiences, accommodations, restaurants, and other travel categories.

Brand Tripadvisor’s purpose is to empower everyone to be a better traveler by serving as the world’s most trusted and essential travel guidance platform. Since Tripadvisor’s founding in 2000, the Tripadvisor brand has developed a relationship of trust and community with travelers and experience seekers by providing an online global platform for travelers to discover, generate, and share authentic user-generated content in the form of reviews and opinions for destinations, points-of-interest, experiences, accommodations, restaurants, and cruises in over 40 countries and in more than 20 languages across the world. Tripadvisor offers more than 1 billion user-generated reviews and opinions on over 9 million experiences, accommodations, restaurants, airlines, and cruises. Tripadvisor’s online platform attracts one of the world’s largest travel audiences, with hundreds of millions of visitors annually.

Viator’s purpose is to bring extraordinary, unexpected, and forever memorable experiences to more people, more often, wherever they are traveling. In doing so, Viator elevates tens of thousands of businesses, large and small. Viator delivers on its purpose by enabling travelers to discover and book iconic, unique and memorable experiences from operators around the globe. Viator’s online marketplace is comprehensive and easy-to-use, connecting millions of travelers to the world’s largest supply of bookable tours, activities and attractions—nearly 400,000 experiences from more than 65,000 operators. Viator is a pure-play experiences online travel agency (“OTA”) singularly focused on the needs of both travelers and operators with the largest supply of bookable experiences available to travelers.

TheFork’s purpose is to deliver happiness through amazing dining experiences as the leading online restaurant booking platform in Europe. At the forefront of championing restaurant culture, TheFork harnesses technology to promote real life connections between diners and restaurateurs. With a network of approximately 55,000 partner restaurants across 11 countries, nearly 40 million app downloads and more than 20 million reviews, TheFork is a platform for food lovers to enjoy unforgettable restaurant experiences. Through TheFork, users can easily find restaurants according to their preferences, check real-time availability, instantly book online 24/7, benefit from special offers and pay directly to the restaurants. For restaurateurs, TheFork's technology enables them to optimize reservation management and occupancy rates, increase bookings and visibility, limit the impacts of no-shows, manage payments and streamline operations, all while accessing a broad community of loyal diners.

Tripadvisor’s Industry and Market Opportunity

Tripadvisor is one of the world’s largest online travel companies, and its consolidated annual revenue in 2024 represents a small fraction of total worldwide travel spending which highlights the potential size of its global market opportunity. Phocuswright, an independent travel, tourism and hospitality research firm, estimated global travel spending, exclusive of experiences, vacation rentals, and dining, at approximately $1.6 trillion in 2024. Phocuswright estimates global travel spending will reach approximately $1.9 trillion by 2027, with an expected increasing share booked through online channels each year.

Tripadvisor believes that it is a compelling leader in the global experiences industry and well positioned to capture increased share in a large and growing market that Tripadvisor estimates to reach approximately $365 billion by 2028 based on data from Arival’s October 2022 report (the “Arival Report”), a leading research provider on the in-destination experiences industry, and internal company projections. Moreover, Tripadvisor believes it is poised to benefit from increased online adoption in the global experiences industry. Based on data from Phocuswright and Arival, Tripadvisor estimates online penetration in experiences is approximately half of other major travel categories, such as hotel accommodations, and Tripadvisor anticipates the total size of the online experiences market will continue to grow as travelers become increasingly aware of the category online and operators continue to shift their business online. In addition, OTAs are the fastest growing channel in the travel experiences market and are expected to undergo significant growth going forward, with the OTA channel expected to experience a compounded annual growth rate of 37% from 2022 to the end of 2025 according to the Arival Report.

Based on information in Euromonitor’s February 2022 report, a leading provider of global business intelligence, market research data and analysis, Tripadvisor estimates the full-service European restaurant industry may reach approximately $250 billion by the end of 2025. In addition, based on this same data, this industry is exhibiting a similar trend as the experiences industry in terms of online adoption; the majority of restaurant reservation bookings still take place offline, but an increasing share is booked through online channels each year. Tripadvisor believes that it is still early in the global shift in consumer adoption towards booking experiences and restaurants online, which provides an exciting future market opportunity for its business.

Business Models

The Brand Tripadvisor segment includes revenue generated from the following sources:

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

Tripadvisor provides additional business-to-business (“B2B”) offerings to hotels and related accommodation partners that deliver other unique opportunities to further promote, advertise, and operate their businesses as well as merchandise their inventory on its platform. These include a subscription-based advertising solution, with revenue determined by a contractual fee and time duration, or other CPC-based advertising solutions through hotel sponsored placements on Tripadvisor’s platform.

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

Tripadvisor provides additional B2B offerings to restaurant partners that deliver other unique opportunities to further promote, advertise, and operate their businesses as well as merchandise their businesses on its platform. These offerings can be subscription-based, with revenue determined by a contractual fee and time duration, or CPC-based advertising solutions through restaurant sponsored placements on its platform.

●Other Revenue. Tripadvisor provides travelers additional offerings across various other travel categories, including cruises, vacation rentals, flights, and rental cars.  Tripadvisor provides these offerings across a collection of brands that complement and reinforce its segment strategy of providing differentiated guidance that helps travelers reduce friction and make better decisions.  Tripadvisor’s vacation rentals platform displays and promotes vacation rentals inventory, including contextually-relevant booking links to third party booking partners, in exchange for which, Tripadvisor earns a commission when travelers complete a booking on the third-party booking partner’s website. Tripadvisor’s cruise, flight, and rental cars offerings generate revenue primarily through click-based and display-based advertising solutions.

The Viator segment offers travelers a comprehensive online marketplace that provides access to nearly 400,000 experiences and more than 65,000 experience operators. These experiences are instantly bookable online in over 200 countries. Viator’s business model relies on the success of travelers and operators who join its marketplace and generate consistent bookings over time. As experience operators become more successful on Tripadvisor’s platform and as travelers return over time, Tripadvisor benefits from the recurring activity on its marketplace. Tripadvisor generates revenue through commissions for each booking transaction it facilitates directly and indirectly through its platform. Through Viator, Tripadvisor also powers traveler experience bookings on behalf of third-party distribution partner websites, including the Tripadvisor platform as well as many of the world’s major OTAs, airlines, hotels, online and offline travel agencies, and other prominent content and eCommerce brands.  For the majority of experience bookings, Tripadvisor collects the full amount charged to the traveler at the time of booking and remits the operator’s portion after the booked experience occurs. In addition, Viator offers a “Reserve Now, Pay Later” payment option, which allows Tripadvisor’s travelers the option to reserve certain experiences and defer payment until a date no later than two days before the experience date.

TheFork segment offers travelers and diners a comprehensive online marketplace that provides access to approximately 55,000 restaurants to discover and book reservations in 11 countries across the United Kingdom (“U.K.”), and western and central Europe. Tripadvisor primarily generates revenue for each booking reservation it facilitates on its platform, calculated on a per seated diner fee basis and paid for by the restaurant partner.  Tripadvisor also generates revenue on a subscription basis from restaurant partners by providing, for a fee, access to premium online reservation booking software and related services offerings to help them more effectively and efficiently manage their business, as well as partnerships with non-restaurant partners providing dining experiences to elevate and unlock benefits for their users and members.

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

For the year ended December 31, 2024, Booking Holdings Inc. and its subsidiaries (“Booking”), accounted for 10% or more of Tripadvisor’s consolidated revenue, and together with Expedia Group, Inc. and its subsidiaries (“Expedia”), Tripadvisor’s two most significant travel partners, accounted for approximately 22% of consolidated revenue. For the years ended December 31, 2023 and 2022, Expedia and Booking each accounted for 10% or more of Tripadvisor’s consolidated revenue, and together accounted for approximately 25% and 31% of its consolidated revenue, respectively, with nearly all of this concentration of revenue recorded in the Brand Tripadvisor segment during these reporting periods.

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

Tripadvisor’s systems infrastructure for Tripadvisor-branded websites is in a "hybrid-cloud" configuration in which parts of it are housed at a colocation facility and managed by Tripadvisor’s operations team, while the rest is hosted on Amazon Web Services. Tripadvisor’s infrastructure installations have multiple communication links as well as continuous monitoring and engineering support. The co-location facility is protected with both network-level and application-level defenses, using well known commercial solutions specifically tailored for such purposes. Tripadvisor makes use of Amazon Web Services availability zones to provide redundancy for the cloud portions of its infrastructure. Substantially all of Tripadvisor’s software components, data, and content are replicated in multiple data centers and development centers, as well as backed up at offsite locations. Tripadvisor’s systems are monitored and protected through multiple layers of security. Several of Tripadvisor’s individual subsidiaries and businesses have their own technology teams to support business growth while leveraging common assets, tools and processes for scale across the group.

Intellectual Property

Tripadvisor’s intellectual property is an important component of its business. Tripadvisor relies on its intellectual property rights covering a  number of assets, including its content, proprietary technology, software code, ratings indexes, and databases of reviews, forum content and other types of user-generated content. Tripadvisor has acquired some of its intellectual property rights through licenses and content agreements with third parties and these arrangements may place restrictions on its use of the intellectual property.

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

Seasonality

Consumer travel expenditures have historically followed a seasonal pattern. Correspondingly, travel partner advertising investments and, therefore, Tripadvisor’s revenue and operating profits, have also historically followed a seasonal pattern.  Tripadvisor’s financial performance tends to be highest in the second and third quarters of a given year, which includes the seasonal peak in consumer demand, including traveler accommodation stays, and travel experiences taken, compared to the first and fourth quarters, which represent seasonal low points. In addition, during the first half of the year, experience bookings typically exceed the amount of completed experiences, resulting in higher cash flow related to working capital, while during the second half of the year, particularly in the third quarter, this pattern reverses and cash flows from these transactions are typically negative. Other factors may also impact typical seasonal fluctuations, such as significant shifts in Tripadvisor’s business mix, adverse economic conditions, public health-related events, as well as other factors.

Terms of Investment in Tripadvisor

We own an approximate 19% economic interest and 56% voting interest in Tripadvisor as of December 31, 2024. Tripadvisor’s amended and restated certificate of incorporation provides that the holders of TRIP common stock, acting as a single class, are entitled to elect a number of directors equal to 25% of the total number of directors, rounded up to the next whole number, which is currently three directors. We consolidate Tripadvisor as we control a majority of the voting interest in Tripadvisor. We are subject to a Governance Agreement with Tripadvisor which provides us with certain director nomination, registration and other rights and imposes certain restrictions on our shares of LTRPB.

Regulatory Matters

Tripadvisor is subject to a number of laws and regulations that affect companies conducting business on the Internet as well as some relating to the travel industry, the provision of travel services and the vacation rental industry.  As Tripadvisor continues to expand the reach of its brands into additional international markets and expands its product offerings, it is increasingly subject to additional laws and regulations.  This includes laws and regulations regarding privacy and data protection, libel and defamation, content, digital services, intellectual property, distribution, electronic contracts and other communications, consumer protection, taxation, online payment services and competition, among others. These laws and regulations are constantly evolving and can be subject to significant change. Many of these laws and regulations are being tested in courts, and could be interpreted by regulators and courts in ways that could harm Tripadvisor’s business.

In addition, the application and interpretation of these laws and regulations is often uncertain, particularly in the new and rapidly-evolving industry in which Tripadvisor operates.

In addition, Tripadvisor provides advertising services and conducts marketing activities that are subject to consumer protection laws that regulate unfair and deceptive practices, domestically and internationally, including, in some countries, pricing display requirements, licensing and registration requirements and industry specific value-added tax regimes. The U.S. (as well as individual states), the E.U. (as well as member states) and other countries have adopted legislation that regulates certain aspects of the internet, including online editorial and user-generated content, data privacy, behavioral targeting and online advertising, taxation, and liability for third-party activities. It is difficult to accurately predict how such legislation will be interpreted and applied or whether new taxes or regulations will be imposed on Tripadvisor’s services, and whether or how it might be affected. Increased regulation of the internet could increase the cost of doing business or otherwise materially adversely affect Tripadvisor’s business, financial condition or operating results.

Tripadvisor is subject to laws that require protection of user privacy and user data. As Tripadvisor’s business has evolved, it continues to receive and store a greater volume of personal information. This data is increasingly subject to laws and regulations in numerous jurisdictions around the world. For example, in 2018, both the E.U. and United Kingdom adopted the General Data Protection Regulation, or GDPR. GDPR, which imposes stringent requirements on the processing of health and other sensitive data.

In the U.S., at the federal level, failing to take appropriate steps to keep consumers’ personal information secure may constitute unfair acts or practices in or affecting commerce in violation of Section 5(a) of the Federal Trade Commission Act, 15 U.S.C § 45(a). Regulators and legislators in the U.S. are also increasingly scrutinizing and restricting certain sensitive personal data transfers and transactions involving foreign countries.

Also, in the U.S., an increasing number of state laws govern privacy and security of personal information. For example, in California, the California Consumer Protection Act, or CCPA, establishes a comprehensive privacy framework for covered businesses similar to those established under GDPR. Similar laws have been passed in numerous other states. These new laws will add complexity, variation in requirements, restrictions and potential legal risks; require additional investment of resources in compliance programs; impact data practices and the availability of previously useful data; and could result in increased compliance costs and/or changes in business practices and policies.

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

Marketing

Tripadvisor has established world-renowned, widely used, and recognized brands through the innovative and efficient implementation of marketing and promotional campaigns. Particularly, Tripadvisor believes it has been successful with the strategic use of a number of cost effective online and offline marketing channels to reach travelers and diners, including its own platform channels (i.e., websites and apps), online search engines (primarily Google), social media, email, generative AI platforms (i.e. chatgpt), media via public relations, partnerships, and content distribution. Tripadvisor’s omni-channel marketing programs are intended to showcase the value of its industry-leading travel brands; increase user traffic; efficiently drive transactions and engagement; optimize ongoing traveler acquisition costs; and strategically position its brands in relation to one another as Tripadvisor continues to differentiate its offering versus those of its competitors. Tripadvisor’s sustained scale and profitability depend on its ability to effectively maintain its costs and increase the overall number of users engaged on its platforms and their subsequent transactions. Tripadvisor continues to focus on its ability to attract and engage new and repeat users and encourage users to directly visit its websites and apps.

Tripadvisor has the ability to manage its marketing investments across its portfolio of brands to optimize its results. Tripadvisor’s flexibility enables it to make decisions on a brand-by-brand, market-by-market, travel segment and customer basis that it thinks are appropriate based on the relative growth opportunity, the expected returns and the competitive environment.

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

Tripadvisor primarily competes, and in some cases partners, with the following businesses:

●General OTAs, such as Expedia, Booking, Airbnb, Traveloka, Despegar, Trip.com and their respective subsidiaries and operating companies;
●Experiences OTAs, such as GetYourGuide, Klook, and TUI Musement;
●Hotel metasearch providers, such as trivago, Kayak and Skyscanner;
●Online search, social media, and marketplace platforms for advertising spend, such as Google, Facebook, X, Pinterest, and Snap;
●Global and regional travel, experiences, and restaurant brands seeking to promote direct bookings;
●Emerging online advertising businesses, such as ad-supported retail and entertainment platforms like Amazon, Spotify, and Walmart;
●AI driven travel curators;
●Traditional offline travel agencies; and
●Global and regional restaurant technology providers for reservation management and related services, such as OpenTable, Resy, and Tock.

Human Capital Resources

Employees

As described above, our Company is party to a services agreement with Liberty Media, pursuant to which 84 Liberty Media corporate employees provide certain management services to the Company for a determined fee. As a result, our Company is not responsible for the hiring, retention and compensation of these individuals (except that our Company previously granted equity incentive awards to certain of these individuals). However, our Company directly benefits from the efforts undertaken by Liberty Media to attract and retain talented employees. Liberty Media strives to create a diverse, inclusive and supportive workplace, with opportunities for its employees to grow and develop in their careers, supported by competitive compensation, benefits and health and wellness programs, and by programs that build connections between its employees and their communities. Our Company fully supports these efforts.

As of December 31, 2024, Tripadvisor had approximately 2,860 employees, with approximately 60%, 35% and 5% based in Europe, the U.S. and the rest of the world, respectively. Additionally, Tripadvisor uses independent contractors to supplement its workforce.  Tripadvisor’s employees and independent contractors are subject to its Code of Business Conduct and Ethics, which sets forth a commitment to operate in accordance with the highest ethical, professional, and legal standards. Tripadvisor believes it has good relationships with its employees and contractors, including relationships with employees represented by international works councils or other similar organizations. Tripadvisor’s board of directors, compensation committee, and Section 16 committee have oversight of its human capital management.

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

Tripadvisor’s overall talent acquisition and retention strategy is designed to attract and retain qualified candidates to enable the success of the company and achievement of its performance goals. Tripadvisor recruits the best people for the job without regard to gender, ethnicity or other protected traits and it is its policy to comply fully with all domestic, foreign and local laws relating to discrimination in the workplace. Tripadvisor’s talent acquisition team uses internal and external resources to recruit highly skilled and talented workers, and encourages employee referrals for open positions.

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

It is important that Tripadvisor’s employees represent a mix of experiences and backgrounds in order to make it stronger, more innovative and more inclusive. Inclusion is one of Tripadvisor’s core values. Tripadvisor’s inclusion initiatives support its goal that everyone throughout the company is engaged in creating an inclusive workplace. Tripadvisor offers leadership training and support to ensure that all employees are supported in their careers. Additionally, Tripadvisor also supports a network of active Employee Resource Groups, which are open to all employees.

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

For additional information about Human Capital Management risks, see “Risk Factors” under the section entitled “Our future success depends on the performance of our key employees and our ability to attract, retain and engage senior management and a highly skilled workforce” in Part I, Item 1A of this Annual Report on Form 10-K.

Available Information

All of our filings with the SEC, including our Form 10-Ks, Form 10-Qs and Form 8-Ks, as well as amendments to such filings are available on our Internet website free of charge generally within 24 hours after we file such material with the SEC.  The SEC maintains an internet site that contains our reports, proxy and information statements, and other information regarding us that we file electronically with the SEC (http://www.sec.gov). Our website address is www.libertytripadvisorholdings.com.

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

The following is a summary of the material risk factors that could adversely affect our business, financial condition, and results of operations:

Risk Factor Summary

Risk Factors Relating to Our Corporate History and Structure

●	We are a holding company, and we could be unable in the future to obtain cash in amounts sufficient to service our financial obligations or meet our other commitments.
●	There are questions about our ability to continue to operate as a going concern. If the Merger is not consummated, we may lack sufficient liquidity to continue our operations and may need to restrict our spending, liquidate all or a portion of our assets or pursue other strategic alternatives, and/or seek protection under the provisions of the U.S. Bankruptcy Code. If we ceased operations, it is likely that our investors would lose their investment.
●	We have no ability to cause Tripadvisor to pay dividends or otherwise make funds available to us.
●	We may have future capital needs and may not be able to obtain additional financing on acceptable terms.
●	Our Series A Preferred Stock has rights, preferences and privileges that are not held by, and are preferential to, the rights of our common stockholders.
●	The Company has overlapping directors and officers with Qurate Retail, Liberty Media and Liberty Broadband Corporation (“LBC”), which may lead to conflicting interests.
●	Certain of our inter-company agreements were negotiated while we were a subsidiary of Qurate Retail.
●	Goodwill and other identifiable intangible assets, specifically trademarks, represent a significant portion of our total assets, and we may never realize the full value of our intangible assets.

Risk Factors Relating to Tripadvisor

●	If Tripadvisor is unable to continue to attract a significant number of visitors to its platform, to cost-effectively convert these visitors into revenue-generating customers and to continue to engage consumers, its business and financial performance could be harmed.
●	If Tripadvisor is unable to drive traffic cost-effectively, traffic to its platform could decline.
●	Tripadvisor’s strategy may be unsuccessful and may expose it to additional risks.
●	Tripadvisor derives a substantial portion of its revenue from advertising and any significant reduction in spending by advertisers on its platform could harm its business.
●	Tripadvisor relies on a relatively small number of significant travel partners and any reduction in spending by or loss of these partners could seriously harm its business.

●	Any failure to maintain, protect or enhance Tripadvisor’s brands could hurt its ability to retain and expand its base of consumers and partners.
●	Weak economic conditions have, in the past, and could have a material adverse impact on Tripadvisor’s business, financial performance and the market price of its common stock.
●	Tripadvisor operates in a competitive global environment and its failure to compete effectively could reduce its market share and harm its financial performance.
●	Any failure to adapt to technological developments or industry trends, could harm Tripadvisor’s businesses.
●	If Tripadvisor is unable to adapt to the evolving demands of its customers, it may not remain competitive.
●	Tripadvisor’s dedication to making the consumer experience its highest priority may cause it to prioritize rapid innovation and consumer experience over short-term financial results.
●	Any failure in its ability to deliver quality traffic and/or the metrics to demonstrate the value of the traffic could have a material and adverse impact on the value of Tripadvisor’s platform to its partners.
●	Tripadvisor relies on assumptions and estimates and data to calculate certain of its key metrics, and real or perceived inaccuracies in such metrics may harm its reputation and negatively affect its business.
●	Tripadvisor’s future success depends on the performance of its key employees and its ability to attract, retain and engage senior management and a highly skilled workforce.
●	The composition of Tripadvisor’s work force, creates challenges and risks and failure to properly manage those risks could have a negative impact on its business.
●	Acquisitions, investments, significant commercial arrangements and/or new business strategies could present new challenges and risks and disrupt its ongoing business.

Risks Related to Legal and Regulatory Matters

●	Tripadvisor operates in many different jurisdictions and these operations expose Tripadvisor to additional risks.
●	Tripadvisor is regularly subject to claims, lawsuits, government investigations, and other proceedings which may result in adverse outcomes and diversion of management resources, and other negative results.
●	A failure to comply with existing or new laws, rules and regulations or changes to such laws, rules and regulations and other legal uncertainties may adversely affect Tripadvisor’s business or financial results.
●	Tripadvisor faces risks related to its intellectual property.
●	Green house gas emissions are driving global climate change, which is expected to have various impacts on travel, and such impact could have a negative impact on Tripadvisor’s operations.
●	Tripadvisor’s business and reputation may be adversely impacted by ESG responsibilities.

Risks Related to Information Security, Cybersecurity and Data Privacy

●	Tripadvisor’s processing of personal information and other data subjects it to risks, laws and regulations and could give rise to cyberattacks and other risks.
●	System security issues, data protection breaches, cyberattacks and system outage issues could disrupt Tripadvisor’s operations or services provided to its consumers.
●	Evolving regulations, guidance and practices on the use of tracking technologies could negatively impact the way Tripadvisor does business.
●	Tripadvisor is subject to risks associated with processing payment transactions.

Risks Related to Financial Matters

●	Tripadvisor may fail to meet its publicly announced guidance or other expectations about its business and future operating results, which could cause its stock price to decline.
●	Tripadvisor’s financial results are difficult to forecast.
●	Tripadvisor has indebtedness which could adversely affect its business and financial condition.
●	Failure to comply with the various covenants contained in Tripadvisor’s Credit Agreement could have a material adverse effect on its business.
●	Tripadvisor is subject to risks relating to its 2026 Convertible Senior Notes and the Capped Calls.
●	Tripadvisor may have future capital needs and may not be able to obtain additional financing on acceptable terms.

Risks Related to Tax Matters

●	Tripadvisor’s effective income tax rate is impacted by a number of factors that could have a material impact on its financial results and could increase the volatility of those results.
●	Application of U.S. state and local or international tax laws, changes in tax laws or tax rulings, or the examination of Tripadvisor’s tax positions, could materially affect its financial position and results of operations.
●	Changes in the tax treatment of companies engaged in e-commerce may adversely affect the commercial use of Tripadvisor’s platform and its financial results.
●	Taxing authorities have in the past and may successfully in the future assert that Tripadvisor should have collected sales and use, occupancy, VAT or similar taxes, which could adversely affect its operating results.

Risk Factors Relating to our Common Stock and the Securities Market

●	Because our common stock is quoted on the OTC, your ability to sell your shares in the secondary trading market may be limited.
●	Our stock price may be disproportionately affected by the results of operations of Tripadvisor and developments in its business.

Risk Factors Relating to the Proposed Merger with Tripadvisor

●	The proposed Merger may not be completed on the currently contemplated timeline or at all and may not achieve the intended benefits.
●	We expect to incur costs and expenses in connection with the Merger.
●	The announcement and pendency of the Merger could divert the attention of management and cause disruptions in our business as a whole.
●	We are subject to contractual restrictions while the Merger is pending.
●	The Merger is subject to conditions, some or all of which may not be satisfied, or completed on a timely basis.
●	The Merger Agreement contains provisions that limit our ability to pursue alternatives to the Merger, could discourage a potential acquiror from making a favorable alternative transaction proposal and, in specified circumstances, could require us to pay a termination fee to Tripadvisor.
●	Holders of a single series of our common stock may not have any remedies if an action by our directors has an adverse effect on only that series of our common stock.

Risk Factors Relating to Our Corporate History and Structure

We are a holding company, and we could be unable in the future to obtain cash in amounts sufficient to service our financial obligations or meet our other commitments. Our ability to meet our financial obligations and other contractual commitments, including principal and interest payments under the Debentures and any other indebtedness that we may obtain in the future, depends upon our ability to access cash. We are a holding company, and our sources of cash include our available cash balances, any dividends and interest we may receive from our investments, potential Tripadvisor loans (as defined and described below) and proceeds from any asset sales we may undertake in the future. We currently have no plans with respect to any asset sales. The ability of Tripadvisor to pay dividends or to make other payments or advances to us depends on its operating results and any statutory, regulatory or contractual restrictions to which it may be or may become subject.

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

There are questions about our ability to continue to operate as a going concern. We believe there is substantial doubt about our ability to continue as a going concern as a result of the required redemption for cash on March 27, 2025 of our Series A Preferred Stock and the right of the holders of our Debentures to require us to purchase their Debentures on March 27, 2025. On December 18, 2024, we announced our intention to merge with an indirect wholly owned subsidiary of Tripadvisor.  At the effective time of the Merger, shares of the Series A Preferred Stock will be converted into the right to receive cash and shares of Tripadvisor’s common stock. In addition, the Debentures will be redeemed concurrently with or promptly after the consummation of the Merger. In the event any holders of the Debentures put or exchange their Debentures prior to the consummation of the Merger, Tripadvisor has agreed to make cash loans (each a “Tripadvisor loan”) to us in an amount (including reasonable fees and expenses related thereto) that we reasonably determine is necessary to repurchase or settle our exchange obligation with respect to such Debentures in full in cash. If a Tripadvisor loan is provided to us and the Merger is not consummated, the Tripadvisor loan will mature on (a) the earlier of (1) September 18, 2025 and (2) 15 business days after the termination of the Merger Agreement (as defined below) or (b) such later date as jointly agreed to by us and Tripadvisor. The Merger is subject to certain customary conditions, including shareholder approval, which has not yet been received. See “The Merger is subject to conditions, some or all of which may not be satisfied, or completed on a timely basis, if at all.” If the Merger is not consummated, we may lack sufficient liquidity to continue our operations and may need to restrict our spending, liquidate all or a portion of our assets or pursue other strategic alternatives, and/or seek protection under the provisions of the U.S. Bankruptcy Code. If we ceased operations, it is likely that our investors would lose their investment.

Notwithstanding our ownership interest in Tripadvisor and our having two nominees on its ten member board of directors, we have no ability to cause Tripadvisor to pay dividends or otherwise make funds available to us. We do not have access to the cash that Tripadvisor generates from its operating activities. Tripadvisor generated $144 million, $235 million and $400 million of cash from its operations during the years ended December 31, 2024, 2023 and 2022, respectively. Tripadvisor uses the cash it generates from its operations to fund its investing activities and to service its debt and other financing obligations. We do not have access to the cash that Tripadvisor generates unless Tripadvisor declares a dividend on its capital stock payable in cash, repurchases any or all of its outstanding shares of capital stock for cash or otherwise distributes or makes payments to its stockholders, including us. Other than the special dividend paid in December 2019, Tripadvisor has not historically paid any dividends on its capital stock or, with limited exceptions, otherwise distributed cash to its stockholders and instead has used all of its available cash in the expansion of its business and to service its debt obligations. Covenants in Tripadvisor’s existing debt instruments also restrict the payment of dividends and cash distributions to stockholders. We expect that Tripadvisor will continue to apply its available cash to the expansion of its business.

Our company may have future capital needs and may not be able to obtain additional financing, or refinance our existing indebtedness, on acceptable terms.  As of December 31, 2024, 187,414 shares of Series A Preferred Stock were outstanding and held by Certares (as defined below), with a redemption value, as of December 31, 2024, of approximately $271 million, which we are required to redeem for cash on the earlier of (i) the first business day after March 26, 2025, or (ii) subject to certain exceptions, our change in control. Since March 27, 2024, we have the option, from time to time, to call and repurchase any and all of the outstanding Series A Preferred Stock for cash.

As of December 31, 2024, TripCo had approximately $330 million principal amount of debt outstanding under the Debentures. If all holders submitted their Debentures for repurchase on March 27, 2025 and upon the redemption of the Company’s Series A Preferred Stock, we would not have enough cash on hand to cover these obligations as of December 31, 2024.

Although Tripadvisor has substantial cash flow from operations, we have limited sources of cash and liquidity. Our cash balance is expected to enable us to fund our parent level operating expenses for the foreseeable future; however, we cannot assure you that we will not experience unexpected expenses (including those related to the Merger) or that we will have sufficient liquidity to fund our operations and service our debt and other obligations during the foreseeable future. For additional information about our company’s ability to potentially service our direct debt obligations, see “We are a holding company, and we could be unable in the future to obtain cash in amounts sufficient to service our financial obligations or meet our other commitments,” “There are questions about our ability to continue to operate as a going concern” above, and “We are subject to contractual restrictions while the Merger is pending, which could adversely affect our business and operations” below.

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

Our Series A Preferred Stock has rights, preferences and privileges that are not held by, and are preferential to, the rights of our common stockholders, which could adversely affect our liquidity and financial condition and result in the interests of Certares (as defined below) differing from those of our common stockholders. On March 15, 2020, we entered into the Investment Agreement with Mr. Maffei and Certares. Pursuant to the Investment Agreement, we sold Certares 325,000 shares of Series A Preferred Stock, for a purchase price of $1,000 per share. As of December 31, 2024, 187,414 shares of Series A Preferred Stock remained outstanding, which were held by Certares. As a holder of our Series A Preferred Stock, Certares is entitled to receive:

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

As discussed above, we are required to redeem the Series A Preferred Stock for cash on the earlier of the first business day after March 26, 2025 or, subject to certain exceptions, our change in control, and we have had the option, from time to time since March 27, 2024, to call and repurchase any and all of the outstanding Series A Preferred Stock for cash. In connection with the Merger (as defined and described below), Certares entered into the Side Letter pursuant to which, among other things, Certares has agreed, subject to the terms of the Side Letter, to waive this mandatory redemption date through the date of the proposed Merger. If the Merger is not consummated, the waiver is terminated.

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

In connection with the Merger (as defined and described below), Certares entered into the Side Letter pursuant to which, among other things, Certares has agreed, subject to the terms of the Side Letter, to waive this mandatory redemption date through the date of the proposed Merger. If the Merger is not consummated, the waiver is terminated.

It is possible that we would not have sufficient funds to make any required redemption of Series A Preferred Stock. Moreover, we may not be able to arrange financing, to pay the redemption price.

Our company has overlapping directors and officers with Qurate Retail, Liberty Media, and LBC, which may lead to conflicting interests.  As a result of our spin-off from Qurate Retail in 2014 and other transactions between 2011 and 2014 that resulted in the separate corporate existence of Qurate Retail, Liberty Media and LBC, all of our executive officers also serve as executive officers of Qurate Retail, Liberty Media and/or LBC, and there are overlapping directors. None of Qurate Retail, Liberty Media or LBC has any ownership interest in any of the others. Our executive officers and members of our company’s board of directors (the “Board of Directors”) have fiduciary duties to our stockholders. Likewise, any such persons who serve in similar capacities at Qurate Retail, Liberty Media, LBC or any other public company have fiduciary duties to that company’s stockholders. For example, there may be the potential for a conflict of interest when our company, Qurate Retail, Liberty Media or LBC looks at acquisitions and other corporate opportunities that may be suitable for each of them. Therefore, such persons may have conflicts of interest or the appearance of conflicts of interest with respect to matters involving or affecting more than one of the companies to which they owe fiduciary duties. Moreover, many of our company’s directors and officers own Qurate Retail, Liberty Media and/or LBC capital stock and equity awards. These ownership interests could create, or appear to create, potential conflicts of interest when the applicable individuals are faced with decisions that could have different implications for our company, Qurate Retail, Liberty Media and LBC. Each of our company and LBC has renounced its rights to certain business opportunities and their respective restated certificate of incorporation provides that no director or officer of the respective company will breach their fiduciary duty and therefore be liable to the respective company or its stockholders by reason of the fact that any such individual directs a corporate opportunity to another person or entity (including Qurate Retail, Liberty Media, LBC and our company, as the case may be) instead of the respective company, or does not refer or communicate information regarding such corporate opportunity to the respective company, unless (x) such opportunity was expressly offered to such person solely in his or her capacity as a director or officer of the respective company or as a director or officer of any of the respective company’s subsidiaries, and (y) such opportunity relates to a line of business in which the respective company or any of its subsidiaries is then directly engaged. In addition, any potential conflict that qualifies as a “related party transaction” (as defined in Item 404 of Regulation S-K) is subject to review by an independent committee of the applicable issuer’s board of directors in accordance with its corporate governance guidelines. Any other potential conflicts that arise will be addressed on a case-by-case basis, keeping in mind the applicable fiduciary duties owed by the executive officers and directors of each issuer. From time to time, we may enter into transactions with Qurate Retail, Liberty Media and/or LBC their subsidiaries or other affiliates. There can be no assurance that the terms of any such transactions will be as favorable to our company, Qurate Retail, Liberty Media, LBC or any of their respective subsidiaries or affiliates as would be the case where there is no overlapping officer or director.

Certain of our inter-company agreements were negotiated while we were a subsidiary of Qurate Retail. We entered into a number of inter-company agreements covering matters such as tax sharing and our responsibility for certain liabilities previously undertaken by Qurate Retail for certain of our businesses. In addition, we entered into a services agreement with Liberty Media pursuant to which it provides to us certain management, administrative, financial, treasury, accounting, tax, legal and other services, for which we pay Liberty Media a services fee, based on the allocation set forth in the amendment. The terms of all of these agreements were established while we were a wholly owned subsidiary of Qurate Retail, and hence may not be the result of arms’ length negotiations. Although we believe that the negotiations with Liberty Media were at arms’ length, the persons negotiating on behalf of Liberty Media also serve as officers of Qurate Retail, as described above. We believe that the terms of these inter-company agreements are commercially reasonable and fair to all parties under the circumstances; however, conflicts could arise in the interpretation or any extension or renegotiation of the foregoing agreements.

Goodwill and other identifiable intangible assets, specifically trademarks, represent a significant portion of our total assets, and we may never realize the full value of our intangible assets. As of December 31, 2024, we had intangible assets not subject to amortization, which consisted of goodwill and trademarks, of approximately $1,231 million, which represented approximately 43% of total assets as of December 31, 2024. These intangible assets were recorded in connection with our acquisition of a controlling interest in Tripadvisor in 2012 and subsequent acquisitions by Tripadvisor. We perform our annual assessment of the recoverability of our goodwill and other non-amortizable intangible assets during the fourth quarter, or more frequently if events and circumstances indicate impairment may have occurred. Impairments may result from, among other things, deterioration in financial and operational performance, declines in stock price, increased attrition, adverse market conditions, adverse changes in applicable laws and/or regulations, deterioration of general macroeconomic conditions, fluctuations in foreign exchange rates, increased competitive markets in which Tripadvisor operates in, declining financial performance over a sustained period, changes in key personnel and/or strategy, and a variety of other factors.

Given a sustained decline in Tripadvisor’s stock price and macroeconomic conditions leading up to December 31, 2024, TripCo performed a quantitative analysis of the Brand Tripadvisor  reporting unit and Tripadvisor trademark during the fourth quarter of 2024. Based on near-term business trends and their impact on long term assumptions, combined with macroeconomic factors such as rising interest rates, TripCo concluded that the estimated fair values of the Brand Tripadvisor reporting unit and the Tripadvisor trademark were less than their respective carrying values. As a result, TripCo recognized a goodwill impairment of $518 million and a trademark impairment of $145 million during the fourth quarter of 2024, related to the Brand Tripadvisor reporting unit.  Declines in the future revenue outlook, cash flows, or other changes in the business, may necessitate future impairments, which could be material.  TripCo will continue to monitor Tripadvisor’s financial performance, stock price and other events and circumstances that may negatively impact the estimated fair values to determine if future impairment assessments may be necessary.

The amount of any quantified impairment must be expensed immediately as a charge to results of operations. Any impairment charge relating to goodwill or other intangible assets, has had, and would in the future have the effect of decreasing our earnings or increasing our losses in such period. At least annually, or as circumstances arise that may trigger an assessment, we will test our goodwill for impairment. There can be no assurance that our future evaluations of goodwill will not result in our recognition of additional impairment charges, which may have a material adverse effect on our financial statements and results of operations.

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

Tripadvisor also relies on application marketplaces, or app stores such as Apple’s App Store and Google’s Play, to drive downloads of its apps. In the future, Apple, Google or other marketplace operators may make changes that make access to Tripadvisor’s products more difficult or may limit Tripadvisor’s access to information that would restrict its ability to provide the best user experience. For example, Google’s online travel offerings have continued to grow rapidly by linking travel search services to its dominant search functionality through flight, hotel and alternative accommodations meta-search products. Tripadvisor’s apps may receive unfavorable treatment compared to the promotion and placement of competing apps, such as the order in which they appear within marketplaces. In addition, the app stores, including Apple, continue to issue privacy enhancing policies including requirements on developers to provide enhanced descriptions regarding their data handling practices and enhanced permission requirements for in-app tracking. These policies may negatively impact the effectiveness of Tripadvisor’s data tracking capabilities. Similarly, if problems arise in Tripadvisor’s relationships with providers of application marketplaces, traffic to Tripadvisor’s platform and its user growth could be harmed.

Tripadvisor’s strategy may be unsuccessful and may expose it to additional risks. If Tripadvisor’s strategy does not achieve its expected benefits, there could be negative impacts to its business, financial condition and results of operations. Tripadvisor is implementing discrete strategies across each segment which are connected and reinforce a cohesive strategy across the Tripadvisor group. There are no assurances that it will be successful in executing its strategies. Tripadvisor’s efforts may prove more difficult than it currently anticipates. Further, Tripadvisor may not succeed in realizing the benefits of these efforts on its anticipated timeline or at all. In addition, as Tripadvisor implements its strategies, the macroeconomic environment, including but not limited to, inflationary pressures, higher labor costs, and changes in consumer and merchant behavior may make it more difficult to effectively execute its strategy. Even if fully implemented, Tripadvisor’s strategy may not result in growth or the other anticipated benefits to its business, financial condition and results of operations. If Tripadvisor is unable to effectively execute its strategy and realize its anticipated benefits, it could negatively impact Tripadvisor’s business, financial condition and results of operations.

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

Tripadvisor relies on a relatively small number of significant travel partners and any reduction in spending by or loss of these partners could seriously harm its business. For the year ended December 31, 2024, Tripadvisor’s two most significant travel partners, Expedia and Booking (and their subsidiaries), accounted for a combined 22% of total revenue, with most of this revenue recorded within the Brand Tripadvisor segment. If any of Tripadvisor’s significant travel partners were to cease or significantly curtail advertising on its platform, Tripadvisor could experience a rapid decline in its revenue over a relatively short period of time which would have a material impact on its business. Similarly, if Tripadvisor is unable to identify or expand its relationships with new or existing travel partners, it could harm its ability to attract and engage visitors on its platform.

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

Weak economic conditions, including those that cause declines or disruptions in the travel industry or reduce consumer discretionary spending have, in the past, had a material adverse impact on Tripadvisor’s businesses and,  financial performance and could have a material adverse impact on Tripadvisor’s business, financial performance and the market price of its common stock. Tripadvisor’s business and financial performance are affected by the health of the worldwide travel industry, including macroeconomic conditions and events beyond its control. Events beyond Tripadvisor’s control, such as macroeconomic factors (including tightening of credit markets, elevated levels of inflation, and declines in consumer confidence), health concerns (including epidemics or pandemics), unusual or extreme weather or natural disasters, travel-related health concerns, restrictions related to travel, trade or immigration policies, regional hostilities or instability, wars, terrorism, sources of political uncertainty, foreign policy changes, natural disasters, imposition of taxes or surcharges by regulatory authorities, significant increases in energy costs, labor unrest or travel-related accidents, can disrupt travel globally or otherwise result in declines in travel demand. For example, ongoing conflicts between Ukraine and Russia and Israel and Hamas have impacted travel to those regions and the surrounding regions.

Governments worldwide are increasingly implementing restrictive travel policies and enhanced border controls that could limit international mobility. These developments include, but are not limited to, the introduction of digital travel authorization systems and increased visa requirements, enhanced security screening and background check requirements, regional travel blocks and reciprocal entry restrictions, health-related entry requirements and screening protocols, and environmental impact restrictions. These restrictions could reduce travel demand, increase the complexity and cost of international travel, or make certain destinations inaccessible to travelers from specific regions.

Sales of travel and/or leisure products tend to decline or grow more slowly during economic downturns and times of inflation when consumers engage in less discretionary spending, are concerned about unemployment or economic weakness, have reduced access to credit or experience other concerns that reduce their ability or willingness to travel. In addition, the uncertainty of macroeconomic factors and their impact on consumer behavior makes it more difficult to forecast industry and consumer trends, which in turn has in the past and could in the future adversely affect Tripadvisor’s ability to effectively manage its business. Leisure travel, which accounts for a substantial majority of Tripadvisor’s current business, is particularly dependent on discretionary consumer spending levels. For example, the U.S. and other countries have continued to experience elevated inflation which has created economic uncertainty and has impacted and may continue to impact consumer demand in the travel industry. Economic downturn and adverse market conditions may also negatively impact Tripadvisor’s partners, its partners’ access to capital, cost of capital and ability to meet liquidity needs. These challenges faced in a prolonged economic downturn or deterioration in the travel industry could adversely impact Tripadvisor’s business, financial performance and share price. The extent and duration of such impacts remain largely uncertain and dependent on future developments that cannot be accurately predicted at this time.

Tripadvisor operates in a competitive global environment and its failure to compete effectively could reduce its market share and harm its financial performance. Tripadvisor competes with different types of companies in the various markets and geographies where it operates, including large and small companies in the travel and leisure space as well as broader service providers.  Tripadvisor faces competition for content, consumers, advertisers, online travel search and price comparison services and online reservations. Tripadvisor competes globally with both online and offline, established and emerging, providers of travel, lodging, experiences and restaurant reservation and related services. Current and new competitors can launch new services at a relatively low cost. More specifically:

●General OTAs such as Expedia, Booking, Airbnb, Traveloka, Despegar, Trip.com, and their respective subsidiaries and operating companies;
●Experiences OTAs, such as GetYourGuide, Klook, and TUI Musement;
●Hotel metasearch providers such as trivago, Kayak, and Skyscanner;
●Online search, social media, and marketplace platforms for advertising spend, such as Google, Facebook, X, Pinterest, and Snap;
●Global and regional travel, experiences, and restaurant brands seeking to promote direct bookings;
●Emerging online advertising businesses, such as ad-supported retail and entertainment platforms like Amazon, Spotify, and Walmart;
●AI driven travel curators, such as Travel Plan AI, Aitinerary, Wonderplan, Roam Around and similar websites;
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

In addition, Google and other large, established companies with substantial resources and expertise have launched travel or travel-related search, metasearch and/or reservation booking services and may create additional inroads into online travel. Many of Tripadvisor’s competitors continue to expand their voice and AI capabilities, which may provide them with a competitive advantage in travel.

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

The markets in which Tripadvisor operates are characterized by rapidly changing technology, evolving industry standards, frequent new service announcements and enhancements, and changing consumer demands and preferences. Tripadvisor’s future success will also depend on its ability to adapt to emerging technologies such as tokenization; chatbot; and new authentication technologies, such as biometrics, distributed ledger and blockchain technologies; new and emerging payment methods, such as Alipay, Paytm and WeChat Pay; AI; virtual and augmented reality; and cloud technologies.  For example, Tripadvisor incorporates AI in certain of its operations. In July 2023, Tripadvisor launched an AI powered travel itinerary generator which creates personalized travel itineraries using OpenAI’s generative AI technology. AI generated content and recommendations may contain errors, biases, or inappropriate content that could damage Tripadvisor’s brand reputation and user trust. The use of AI presents risks and challenges because in some instances Tripadvisor may make use of third-party foundational models that have been pre-trained on data which may be insufficient, erroneous, stale, contain biased information, or infringe IP rights. Additionally, the output produced by these models may be inaccurate, misleading, discriminatory, offensive, illegal or otherwise harmful. Such risks are heightened if Tripadvisor or third-party developers or vendors lack sufficient responsible AI development or governance practices. These deficiencies and other failures of AI systems could subject Tripadvisor to competitive harm, regulatory action, legal liability, and brand or reputational harm. In addition, there is no guarantee that Tripadvisor’s itinerary generator or other AI focused initiatives will be competitive or attract more consumers to its platform.

The emergence of alternative or new devices and the emergence of niche competitors who may be able to optimize products, services or strategies for such platforms will require additional investments in technology. New developments in other areas could also make it easier for competitors to enter its markets due to lower up-front technology costs. Many of Tripadvisor’s competitors, including major technology companies, are developing or deploying AI-powered travel planning and booking tools that could reduce reliance on traditional travel platforms. Tripadvisor may not be able to keep up with these rapid changes and its ability to integrate and develop new and evolving technologies will require increased financial and personnel investments that could have an adverse impact on Tripadvisor’s operations unless and until it achieves expected return on these investments. Tripadvisor’s future success will depend on its ability to adapt to rapidly changing technologies, to adapt its services and platform to evolving industry standards and local preferences, and to continually innovate and improve the performance, features, and reliability of Tripadvisor’s services and online platforms in response to competitive service offerings and the evolving demands of the marketplace.

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

Tripadvisor is dependent upon the quality of traffic in its network to provide value to its partners, and any failure in its ability to deliver quality traffic and/or the metrics to demonstrate the value of the traffic could have a material and adverse impact on the value of its platform to its partners and adversely affect its revenue. Tripadvisor uses technology and processes to monitor the quality of the internet traffic that it delivers to its partners and has identified metrics to demonstrate the quality of that traffic and identify low quality clicks such as non-human processes, including robots, spiders, the mechanical automation of clicking and other types of invalid clicks or click fraud. Even with such monitoring in place, there is a risk that a certain amount of low-quality traffic will be delivered to such online advertisers. The proliferation of AI technologies could significantly impact the quality of traffic to Tripadvisor’s platform and it faces increasing risks related to automated and artificial traffic generation. Such low-quality or invalid traffic may be detrimental to Tripadvisor’s relationships with partners and could adversely affect its advertising pricing and revenue.

Tripadvisor relies on assumptions and estimates and data to calculate certain of its key metrics, and real or perceived inaccuracies in such metrics may harm its reputation and negatively affect its business. Certain metrics are key to Tripadvisor’s business; as both the industry in which it operates and its businesses continue to evolve, so too might the metrics by which it evaluates its businesses. While the calculation of the metrics Tripadvisor uses is based on what it believes to be reasonable estimates, its internal tools are not independently verified by a third-party and have a number of limitations; furthermore, its methodologies for tracking these metrics may change over time. For example, a single person may have multiple accounts or browse the internet on multiple browsers or devices, some consumers may restrict Tripadvisor’s ability to accurately identify them across visits, some mobile apps automatically contact its servers for regular updates with no user action, and Tripadvisor is not always able to capture user information on its platform. As such, the calculations of its unique users may not accurately reflect the number of people actually visiting its platform. If the internal tools Tripadvisor uses to track these metrics under-count or over-count performance or contain algorithms or other technical errors, the data it reports may not be accurate.  Tripadvisor continues to improve upon its tools and methodologies to capture data; however, the improvement of its tools and methodologies could cause inconsistency between current data and previously reported data, which could confuse investors or lead to questions about the integrity of its data. Finally, Tripadvisor may, in the future, identify new or other metrics that enable it to more accurately evaluate its business. Accordingly, investors should not place undue reliance on these metrics.

Tripadvisor’s future success depends on the performance of its key employees and its ability to attract, retain and engage senior management and a highly skilled workforce. In particular, Tripadvisor is highly dependent on the services of its leadership team for the development of and execution on its vision and strategy. Over the last few years, Tripadvisor has made several changes to its senior leadership group. Tripadvisor’s future performance will depend, in part, on the successful integration of these new senior level executives into their roles. If Tripadvisor does not successfully manage these additions, it could be viewed negatively by its investors, employees, and partners, and could have an adverse impact on its business and results of operations. Tripadvisor also heavily relies on the continued service and performance of its senior management team, which provides leadership, contributes to the core areas of Tripadvisor’s business and helps it to efficiently execute on mission, vision and strategic initiatives. If Tripadvisor is unable to retain members of its senior management team, including its executive leadership, Tripadvisor may not be able to manage its business effectively and, as a result, its business and operating results could be harmed. If the senior management team fails to work together effectively and to execute its plans and strategies on a timely basis, then its business and future growth prospects could be harmed. Additionally, Tripadvisor’s ability to protect its competitive position may be limited by restrictions on the enforceability of non-competition provisions it has entered into with certain of its employees (including officers) in various jurisdictions, which could enable its former employees to more readily compete with it or use its confidential information at competing enterprises, potentially harming its business relationships and operational results.

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

Acquisitions, investments, significant commercial arrangements and/or new business strategies could present new challenges and risks and disrupt its ongoing business. Tripadvisor has acquired, invested in and/or entered into significant commercial arrangements with a number of businesses in the past and its future growth may depend, in part, on future acquisitions, investments, commercial arrangements and/or changes in business strategies. Such endeavors have in the past and may in the future involve significant risks and uncertainties, including, but not limited to, the following:

●	Costs incurred to identify, pursue and fund these endeavors that may or may not be successful and may limit other potential uses of cash;
●	Diversion of management’s attention or other resources from Tripadvisor’s existing business;
●	Difficulties and expenses in integrating the operations, products, technology or personnel;
●	Difficulties in implementing and retaining uniform standards, controls, procedures, governance structure, policies and information systems;
●	Assumption of debt and liabilities, including costs associated with litigation, cybersecurity risks, and other claims;
●	Failure of any such strategy or target to achieve anticipated objectives, revenue or earnings;
●	Limited management or operational control and heightened reputational risk with respect to minority investments;
●	Entrance into markets in which Tripadvisor has no prior experience;
●	Amortization expenses related to acquired intangible assets and other adverse accounting consequences; and
●	Adverse market reaction to the transaction.

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

Risks Related to Legal and Regulatory Matters

Tripadvisor is a global company that operates in many different jurisdictions inside and outside the U.S. and these operations expose Tripadvisor to additional risks. Many regions have different economic conditions, languages, currencies, legislation, regulatory environments, levels of political stability and consumer expectations. Tripadvisor is subject to risks typical of global businesses, including, but not limited to, the following:

●	Compliance with additional laws and regulations, including but not limited to, those regarding data privacy, AI, labor and employment, advertising, anti-competition and tax;
●	Difficulties in managing human capital and operations due to distance, time zones, language, status as an independent contractor or agency worker versus employee and cultural differences;
●	Restrictions on repatriation of cash and on investments in operations;
●	Uncertainty regarding liability for services, content and intellectual property rights;
●	Increased risk and limits on enforceability of intellectual property rights;
●	Diminished ability to legally enforce contractual rights;
●	Currency exchange rate fluctuations;
●	Economic or political instability or laws involving economic or trade prohibitions, sanctions or travel restrictions; and
●	Threatened or actual acts of terrorism.

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

A failure to comply with existing or new laws, rules and regulations or changes to such laws, rules and regulations and other legal uncertainties may adversely affect Tripadvisor’s business or financial results. Tripadvisor’s business and financial results could be adversely affected by unfavorable changes in or interpretations of existing laws, rules and regulations or the promulgation of new laws, rules and regulations applicable to Tripadvisor and its business, including, but not limited to, those relating to internet and online commerce, internet advertising, consumer protection, intermediary liability, cybersecurity, data protection and privacy. These laws continue to evolve. For example, there is, and will likely continue to be, an increasing number of laws and regulations pertaining to internet and online commerce and payments, cybersecurity and privacy, AI, and liability for information retrieved from or transmitted over the internet, online editorial and user-generated content, behavioral targeting and online advertising and liability for third-party activities. The use of AI in Tripadvisor’s operations also subjects it to evolving regulations and potential liability related to algorithmic decision-making, automated content generation, and AI governance requirements. Likewise, the SEC, DOJ and OFAC, as well as foreign regulatory authorities, have continued to increase the enforcement of economic sanctions and trade regulations, anti-money laundering, and anti-corruption laws, across industries. Operating in this dynamic regulatory environment requires significant management attention and financial resources. As regulations continue to evolve and regulatory oversight continues to increase, Tripadvisor cannot guarantee that its programs and policies will be deemed compliant by all applicable regulatory authorities. The failure of Tripadvisor’s businesses to comply with these laws and regulations could result in fines and/or proceedings against us by governmental agencies, regulatory authorities, courts and/or consumers, which, if material, could adversely affect Tripadvisor’s business and financial results.

The promulgation of new laws, rules and regulations, or the applicability or new interpretations of existing laws, rules and regulations, could require Tripadvisor to change certain aspects of its business, operations and relationships to ensure compliance, which could decrease demand for services, reduce revenue, increase costs and/or subject Tripadvisor to additional liabilities. For example, many jurisdictions have adopted, and many jurisdictions are considering adopting, privacy rights and consumer protections for their residents, which legislation will continue to change the landscape for the use and protection of data and could increase the cost and complexity of delivering Tripadvisor’s services. In addition, in the event Tripadvisor redomesticates, by conversion, from a corporation organized under the laws of the State of Delaware to a corporation organized under the laws of the State of Nevada (the “Redomestication”), such Redomestication will result in changes to Tripadvisor’s charter documents and may result in changes to certain aspects of its corporate governance practices. Unfavorable changes could limit Tripadvisor’s marketing methods and capabilities, decrease demand for Tripadvisor’s products and services, impede development of new products, require significant management time, increase costs and/or subject us to additional liabilities. Violations of these laws and regulations could result in penalties, criminal sanctions and/or negative publicity against Tripadvisor, its officers or its employees and/or restrictions on the conduct of its business.  Regardless of election results in any particular country, it is unknown at this time to what extent new legislation will be passed into law or pending or new regulatory proposals will be adopted, or the effect that such passage or adoption will have, positively or negatively, on Tripadvisor’s business.

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

Increased focus on ESG matters and Tripadvisor’s inability to meet expectations with respect to ESG may have an adverse impact on its reputation, employee retention and business. Certain institutional, individual, and other investors, consumers, employees and other stakeholders have been increasingly focused on ESG practices of companies, which includes practices surrounding climate change, greenhouse gas emissions, human and civil rights, diversity, equity and inclusion, and a company’s overall corporate governance profile. Some investors may use these non-financial performance factors to guide their investment strategies and, in some cases, may choose not to invest in Tripadvisor if they believe its policies and actions relating to ESG are inadequate. Tripadvisor’s disclosures on these matters, or a failure to meet evolving stakeholder expectations for ESG practices and reporting, may potentially harm its reputation and customer relationships. Organizations implementing ESG programs may face pushback from ESG opponents regarding their sustainability efforts or any modifications to these programs. There is also potential exposure to unfavorable reactions from regulatory bodies, such as anti-ESG legislation or regulatory measures, or from the public through means like consumer boycotts or negative press coverage, which could impact our standing, operations, and financial performance.

As ESG best practices and reporting standards continue to develop, Tripadvisor may incur increasing costs relating to ESG monitoring and reporting and complying with ESG initiatives. Ensuring there are systems and processes in place to comply with the various ESG tracking and reporting obligations may require management time and expense. As Tripadvisor looks to respond to evolving standards for identifying, measuring, and reporting ESG metrics, its efforts may result in a significant increase in costs and may nonetheless not meet investor or other stakeholder expectations, which may negatively impact Tripadvisor’s financial results, its reputation, its ability to attract or retain employees, its attractiveness as a service provider, investment, or business partner, or expose it to private litigation, and actions by stockholders or stakeholders. In addition, if Tripadvisor’s competitors’ ESG performance is perceived to be better than its own, potential or current investors may elect to invest with its competitors.

In addition, there is regulatory uncertainty with respect to the U.S.’ climate change policy. On January 20, 2025, President Trump signed an executive order to withdraw the U.S. from the Paris Agreement, marking a significant shift in U.S. climate policy. It remains unclear what further actions President Trump may take with respect to domestic and international programs and initiatives, what support the Trump administration would have for any potential changes to such legislative programs and initiatives in the U.N. or Congress, and what the impacts of such changes may be.

Risks Related to Information Security, Cybersecurity and Data Privacy

Tripadvisor’s processing of personal information and other data subjects it to risks, laws and regulations and could give rise to cyberattacks and other risks, including damage to Tripadvisor’s reputation and value of its brands. Respecting user privacy and protecting personal information is essential to maintaining consumer and service provider confidence in Tripadvisor’s services and brands. Tripadvisor is subject to a variety of laws in the U.S. and abroad regarding privacy and the processing and protection of personal information, the scope of which are changing, subject to differing interpretations, and may be inconsistent between countries or conflict with other existing laws. The existence of comprehensive privacy laws in different states around the country would make Tripadvisor’s compliance obligations more complex and costly and may increase the likelihood that it could become subject to enforcement actions or otherwise incur liability for noncompliance.

All of these rapidly evolving compliance and operational requirements impose significant costs, which are likely to increase over time, such as costs related to organizational changes, implementing additional protection technologies, training employees and engaging consultants and legal advisors. In addition, such requirements may obligate Tripadvisor to modify its data processing practices and policies, utilize management’s time and/or divert resources from other initiatives and projects.  Implementing and complying with these laws and regulations may be more costly or take longer than Tripadvisor anticipates, or could otherwise affect its operations. Any failure or perceived failure by Tripadvisor to comply with its privacy and information security policies, privacy-related obligations to consumers or other third parties, or privacy-related legal obligations, may result in fines, litigation or governmental enforcement actions that could harm its reputation and cause its consumers and partners to lose trust in Tripadvisor, any of which could have an adverse effect on its business, brands, market share and financial results.

System security issues, data protection breaches, cyberattacks and system outage issues could disrupt Tripadvisor’s operations or services provided to its consumers, and any such disruption could damage its reputation and adversely affect its business, financial results and share price. Tripadvisor’s reputation and ability to attract, retain and service its consumers and partners is dependent upon the reliable performance and security of its computer systems and those of third-parties Tripadvisor utilizes in its operations. Significant security issues, data breaches, cyberattacks and outages, interruptions or delays or other cybersecurity incidents and cybersecurity threats, in Tripadvisor’s systems or third-party systems upon which it relies, could impair Tripadvisor’s ability to display content or process transactions and significantly harm its business. Breaches of Tripadvisor’s security measures and those of its partners or the accidental loss, inadvertent disclosure or unapproved dissemination of proprietary information or sensitive or confidential data about Tripadvisor, its consumers or its partners, could expose Tripadvisor, its consumers and partners to a risk of loss or misuse of this information, damage its brand and reputation or otherwise harm its business and financial performance and could result in government enforcement actions and litigation and potential liability for Tripadvisor, including damages, penalties and fines. The costs of enhancing infrastructure to attain improved stability and redundancy may be time consuming and expensive and may require resources and expertise that are difficult to obtain. In addition, to the extent that Tripadvisor does experience a cybersecurity incident, remediation may be costly and it may not have adequate insurance to cover such costs and/or any costs associated with investigating the incidents and notifying affected individuals and entities and government regulators.

Tripadvisor and its third party partners and vendors are at constant risk of cyber-attacks or cyber intrusions via viruses, worms, break-ins, malware, ransomware, phishing attacks, hacking, denial-of-service attacks or other attacks and similar disruptions from the unauthorized use of or access to computer systems (including from internal and external sources) that attack Tripadvisor’s products or otherwise exploit any vulnerabilities in its systems or those of its third party partners and vendors, or attempt to fraudulently induce its employees, consumers, third party partners and vendors or others to disclose passwords or other sensitive information or unwittingly provide access to its systems or data. Tripadvisor’s increased use of AI products may create opportunities for new attack methods for adversaries. These types of incidents continue to be prevalent and pervasive across industries, including in Tripadvisor’s industry, and such attacks on its systems have occurred in the past and are expected to occur in the future. In addition, Tripadvisor expects the amount and sophistication of the perpetrators of these attacks to continue to expand, which could include nation-state actors. Any such incident could lead to interruptions, delays or website outages, causing loss of critical data or the unauthorized disclosure or use of personally identifiable or other confidential information. In addition, sophisticated hardware and operating system software and applications that Tripadvisor produces or procures from third parties may contain defects in design or manufacture, including “bugs” and other problems that could unexpectedly interfere with the operation of the system. Tripadvisor has in the past and may in the future need to expend significant resources to protect against security breaches or to investigate and address problems caused by cyber or other security problems. There are no assurances that Tripadvisor’s programs and actions taken to protect against cyber security incidents and threats or to investigate and address problems related to cyber or other security problems will be sufficient to prevent or limit the impact of any cyber intrusion or related attack. Failure to adequately protect against cybersecurity threats, attacks or intrusions, whether for Tripadvisor’s own systems or systems of vendors, could expose it to security breaches that could have an adverse impact on its financial performance. Tripadvisor’s business policies and internal security controls may not keep pace as new threats and regulations emerge in jurisdictions worldwide.

Much of Tripadvisor’s business is conducted with third-party partners and vendors. A security breach or other cybersecurity incident at such third-party could be perceived by consumers as a security breach or other cybersecurity incident of Tripadvisor’s own systems and could result in negative publicity or reputational damage, expose it to risk of loss or litigation and subject it to regulatory penalties and sanctions. In addition, such incidents may also result in a decline in Tripadvisor’s user base and client base or engagement levels.

Media coverage of data breaches and public exposure of consumer data rights has increased, in part because of the rise of enforcement actions, investigations and lawsuits. Similarly, the increase in privacy activist groups is likely to give rise to further scrutiny, investigative actions and publicity. Security breaches or other cybersecurity incidents or the perceived threat of a breach or perceived breach could result in interruptions in service, negative publicity, damage to reputation, cause Tripadvisor’s users, suppliers and/or partners to cease doing business with Tripadvisor or do business with Tripadvisor less frequently, exposure to risk of loss and possible liability due to lawsuits, enforcement actions, investigations, regulatory penalties and sanctions. As this focus and attention on privacy and data protection increases, Tripadvisor also risks exposure to potential liabilities and costs resulting from the compliance with, or any failure to comply with, applicable legal requirements, conflicts among these legal requirements or differences in approaches to privacy and security. Security breaches could also cause travelers and consumers to lose confidence in Tripadvisor’s data security, which would have a negative effect on the value of its brand.

Evolving regulations, guidance and practices on the use of “pixels,” "cookies" and similar tracking technologies could negatively impact the way Tripadvisor does business. Pixels, cookies and similar technologies are common tools used by websites and apps, including Tripadvisor’s, to store or gather information, improve site security, improve and personalize the customer experience, market to consumers and increase conversion. Companies such as Apple and Google continue to introduce new policies governing developers’ use of pixels, cookies and similar tracking technologies, including enhanced disclosure and opt in requirements. Similarly, many states and countries have adopted data protection laws and regulations governing the use of pixels, cookies and other similar tracking technologies by websites and app developers. Recent trends have included litigation by individual and class action plaintiffs focused on the use of such tracking technologies. Such regulations and litigation trends could limit Tripadvisor’s ability to serve certain customers in the manner it currently does, including with respect to retargeting or personalized advertising, impair its ability to improve and optimize performance on its platform, negatively affect a consumer's experience using its platform, which, in turn, could negatively impact its business. Equally, privacy has been the impetus behind a move towards a cookie-less online ecosystem which poses a potential risk to its data practices and online advertising strategy.

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

Additionally, Tripadvisor’s marketplace activities in the U.K. and the European Union require it to obtain or operate under a payment institution license under the Payment Services Directive Two (“PSD2”). PSD2 requires a license to perform certain defined “payment services” in a European Economic Area (“EEA”) member state. Conditions for obtaining and complying with the license include minimum capital requirements, establishment of procedures for safeguarding funds, and certain governance and reporting requirements. Certain obligations relating to internal controls and the conduct of business, in particular, consumer disclosure requirements and certain rules regarding the timing and settlement of payments, must be met. Tripadvisor has obtained a payment institution license in the U.K. As a result of Brexit, it is no longer able to passport its U.K. license to the EEA. Although Tripadvisor’s E.U. application has been submitted during 2023 and is currently under consideration by the E.U., it may not receive the E.U. license on a timely basis if at all.

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

Tripadvisor has indebtedness which could adversely affect its business and financial condition. With respect to the 2026 Convertible Senior Notes and Term Loan B Facility (as defined in note 5 of the accompanying consolidated financial statements), Tripadvisor is subject to risks relating to its existing or potential indebtedness that include:

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

Failure to comply with the various covenants contained in Tripadvisor’s Credit Agreement could have a material adverse effect on its business. The various covenants contained in the Credit Agreement include those that limit Tripadvisor’s ability to, among other things:

●	Incur indebtedness;
●	Grant additional liens;
●	Make certain investments, acquisitions, dispositions, distributions and other payments
●	Pay dividends on, redeem or repurchase its capital stock;
●	Effect share repurchases;
●	Effect investments;
●	Enter into secured financing arrangements;
●	Enter into sale and leaseback transactions; and
●	Enter into unrelated businesses.

These covenants may limit Tripadvisor’s ability to optimally operate its business. The Credit Facility contains customary events of default and modifies the cross-default provision so that the Term Loan B Facility includes a customary cross-acceleration event of default with the Credit Facility. If an event of default occurs and is continuing, then, among other things, the lenders under the Credit Facility and/or the Term Loan B Facility, as applicable, may declare any outstanding Credit Facility and/or Term Loan B Facility obligations, as applicable, to be immediately due and payable and exercise their rights and remedies against the collateral.

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

Holders of the 2026 Convertible Senior Notes may convert the 2026 Convertible Senior Notes after the occurrence of certain dates or events. Settlement of the 2026 Convertible Senior Notes could adversely affect Tripadvisor’s liquidity. In addition, any failure to comply with the restrictions of Tripadvisor’s Credit Facility, Term Loan B Facility, or 2026 Convertible Senior Notes may result in an event of default under the agreements governing such debt instruments and such default may allow the creditors to accelerate the debt incurred thereunder.

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

Over recent years, the Organization for Economic Cooperation and Development (“OECD”) through its “Inclusive Framework” has been working on a “two-pillar” global tax consensus project that, if implemented, would result in certain changes to the current global tax regulatory framework. The OECD’s “Pillar One” initiative proposes to reallocate certain profits from the largest and most profitable multinational businesses to countries where the customers of those businesses are located, and the “Pillar Two” initiative proposes a global minimum income tax rate on corporations of 15%. In response to these proposals, certain jurisdictions have enacted legislation to implement a global minimum income tax of 15%, which currently has no impact on Tripadvisor’s financial results, as well as legislation to impose new forms of gross receipts taxes, such as digital services taxes imposed on digital advertising and online marketplace platforms/services. If consensus is reached on Pillar One, unilateral digital services taxes should be repealed, however until such time Tripadvisor continues to be subject to these taxes. Tripadvisor is currently subject to unilateral digital services taxes, and during the years ended December 31, 2024, 2023 and 2022, Tripadvisor recorded $18 million, $18 million and $9 million, respectively, of digital service taxes to cost of sales on the consolidated statements of operations. While the future of the global tax regulatory landscape remains uncertain, Tripadvisor continues to monitor the OECD’s and members ongoing discussions to determine the current and potential impact on its consolidated financial statements.

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

Risk Factors Relating to our Common Stock and the Securities Market

Because our common stock is quoted on the OTC, your ability to sell your shares in the secondary trading market may be limited. Since October 30, 2023, LTRPA and LTRPB have been quoted on the OTC Markets Group, Inc.’s OTCQB Venture Market, and such market is currently the only trading market for LTRPA and LTRPB. We can provide no assurance that LTRPA and/or LTRPB will continue to trade on this market, whether broker-dealers will continue to provide public quotes of LTRPA and/or LTRPB on this market, whether the trading volume of LTRPA and/or LTRPB will be sufficient to provide for respective efficient trading markets or whether quotes for LTRPA and/or LTRPB will continue on this market in the future, which could result in significantly lower trading volumes and reduced liquidity for investors seeking to buy or sell LTRPA and/or LTRPB. As a result, prices for shares of LTRPA and/or LTRPB may be lower than might otherwise prevail if LTRPA and LTRPB were listed on a national securities exchange.

Our stock price may be disproportionately affected by the results of operations of Tripadvisor and developments in its business. The fair value of our investment in Tripadvisor, on an as-converted basis, was $396 million as of December 31, 2024, which represents a significant portion of our total market value. Since our common stock began trading in 2014, the share price of our Series A common stock has had a tendency to move in tandem with the share price of Tripadvisor's common stock. As a result, our Series A common stock price may be disproportionately affected by the results of operations of Tripadvisor and developments in its business.

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

In addition, certain provisions of the Merger Agreement may also discourage or prevent alternative transactions. See “The Merger Agreement contains provisions that limit our ability to pursue alternatives to the Merger, could discourage a potential acquiror from making a favorable alternative transaction proposal and, in specified circumstances, could require us to pay a termination fee to Tripadvisor.”

Further, Mr. Maffei beneficially owns shares representing the power to direct approximately 41% of the aggregate voting power in our company, due to his beneficial ownership of approximately 97% of the outstanding shares of our Series B common stock as of January 31, 2025.

Risk Factors Relating to the Proposed Merger with Tripadvisor

We intend to combine with Tripadvisor. The proposed Merger may not be completed on the currently contemplated timeline or at all and may not achieve the intended benefits. We have announced our intention to combine with Tripadvisor through the Merger and the ParentSub LLC Merger (collectively, the “Merger”), subject to the satisfaction of certain conditions, including obtaining certain requisite approvals of the holders of our common stock and our Series A Preferred Stock and other customary closing conditions. Unanticipated developments, including possible delays in obtaining requisite approvals could delay or prevent the Merger from occurring or cause the Merger to occur on terms or conditions that are less favorable and/or different than expected. See “The Merger is subject to conditions, some or all of which may not be satisfied, or completed on a timely basis, if at all. Failure to complete the Merger could negatively impact our business and/or financial results”. As a result of the substantial doubt as to our ability to continue as a going concern, if the Merger is not consummated, we may lack sufficient liquidity to continue our operations and may need to restrict our spending, liquidate all or a portion of our assets or pursue other strategic alternatives, and/or seek protection under the provisions of the U.S. Bankruptcy Code. Even if the Merger is completed, we may not realize some or all of the anticipated benefits from the Merger.

We expect to incur costs and expenses in connection with the Merger. We expect that we will incur certain nonrecurring costs in connection with the consummation of the Merger, including investment banking, legal and accounting fees and financial printing and other related charges. Many of these costs have already been incurred or will be incurred regardless of whether the Merger is completed. While many of the expenses that will be incurred, by their nature, are difficult to estimate accurately at the present time, our management continues to assess the magnitude of these costs, and additional unanticipated costs may be incurred in connection with the Merger. We may incur costs in connection with the defense or settlement of any stockholder lawsuits filed in connection with the Merger. For example, on January 28, 2025, a purported stockholder of Tripadvisor filed a complaint in the Court of Chancery of the State of Delaware seeking books and records of Tripadvisor relating to the Merger and, on January 30, 2025, a purported stockholder of TripCo filed a complaint in the United States District Court for the Northern District of Illinois alleging claims under the federal securities laws relating to the preliminary proxy statement issued by TripCo concerning the Merger. Securities class action, derivative, and other stockholder lawsuits are often brought against public companies that have entered into merger agreements. The outcome of litigation is uncertain and we may not be successful in defending against any present or future claims brought against us even if they are without merit. Such litigation could have an adverse effect on our financial condition and results of operations and could prevent or delay the completion of the Merger. Furthermore, in certain circumstances, we may be required to pay a termination fee of approximately $16 million, as provided in the Agreement and Plan of Merger, dated December 18, 2024, by and among us, Tripadvisor and Merger Sub (the “Merger Agreement”). Although we expect that the realization of benefits related to the Merger will offset such costs and expenses over time, no assurances can be made that this net benefit will be achieved in the near term, or at all.

The announcement and pendency of the Merger could divert the attention of management and cause disruptions in our businesses as a whole, which could have an adverse effect on our business and financial results, including our ability to continue as a going concern. Our management may be required to divert a disproportionate amount of attention away from their day-to-day activities and operations, and devote time and effort to consummating the Merger. The risks, and adverse effects, of such disruptions and diversions, including in relation to litigations filed in connection with the Merger, could be exacerbated by a delay in the completion of the Merger. These factors could adversely affect our financial position or results of operations, regardless of whether the Merger is completed.

We are subject to contractual restrictions while the Merger is pending, which could adversely affect our business and operations. Under the terms of the Merger Agreement, we are subject to certain restrictions on the conduct of our business prior to the effective time of the Merger, which may adversely affect our and our subsidiaries’ ability to execute certain of our business strategies, maintain business relationships, or manage risks associated with our business, operations, technology, infrastructure or compliance functions, including the ability in certain cases to acquire or dispose of assets, incur indebtedness, undertake capital expenditures or settle actual or potential claims before a governmental entity. Such limitations could adversely affect us prior to the effective time of the Merger.

In addition, due to operating covenants in the Merger Agreement, we may be unable (without the prior written consent of Tripadvisor), during the pendency of the Merger Agreement, to pursue strategic transactions, undertake significant capital projects, undertake certain significant financing transactions and otherwise pursue other actions, even if such actions would prove beneficial. These factors could adversely affect our financial position or results of operations, regardless of whether the Merger is completed.

Each of the risks described above may be exacerbated by delays or other adverse developments with respect to the completion of the Merger.

The Merger is subject to conditions, some or all of which may not be satisfied, or completed on a timely basis, if at all. Failure to complete the Merger could negatively impact our business and/or financial results, and if the Merger is not consummated, we may lack sufficient liquidity to continue operations. The completion of the Merger is subject to a number of conditions, including obtaining certain requisite approvals of the holders of common stock and Series A Preferred Stock and other customary closing conditions. We cannot make any assurances that the Merger will be completed on the terms or timeline currently contemplated, or at all. Some of the conditions to the completion of the Merger are outside our control and outside the control of other parties to the Merger. We have and will continue to expend time and resources and incur expenses related to the proposed Merger.

If the Merger is not completed for any reason, our ongoing business may be adversely affected and we will be subject to several risks and consequences, including the following:

●	if the Merger Agreement is terminated in certain circumstances, we may be required to pay Tripadvisor a termination fee of approximately $16 million;
●	we will be required to pay certain costs relating to the Merger, whether or not the Merger is completed, such as significant fees and expenses relating to financial advisory, legal, accounting, consulting and other advisory fees and expenses, employee-benefit and related expenses and filing and printing fees; and
●	matters relating to the Merger may require substantial commitments of time and resources by our management and the expenditure of significant funds in the form of fees and expenses, which could otherwise have been devoted to day-to-day operations and other opportunities that may have been beneficial to us.

As a result of the substantial doubt as to our ability to continue as a going concern, if the Merger is not consummated, we may lack sufficient liquidity to continue our operations and may need to restrict our spending, liquidate all or a portion of our assets or pursue other strategic alternatives, and/or seek protection under the provisions of the U.S. Bankruptcy Code.

In addition, if the Merger is not completed, we may experience negative reactions from our employees, commercial partners and customers. We could also be subject to litigation, including litigation related to failure to complete the Merger or to enforce obligations under the Merger Agreement. If the Merger is not consummated, there can be no assurance that the risks described above will not materially affect our business and financial results.

Pursuant to the terms, and during the pendency, of the Merger Agreement, we have agreed to be subject to customary “no shop” restrictions on our ability to solicit alternative acquisition proposals from third parties and to provide information to, and participate in discussions or negotiations with, third parties regarding any alternative acquisition proposals.

The Merger Agreement contains provisions that limit our ability to pursue alternatives to the Merger, could discourage a potential acquiror from making a favorable alternative transaction proposal and, in specified circumstances, could require us to pay a termination fee to Tripadvisor. The Merger Agreement contains provisions that make it more difficult for us to engage in any alternative transaction with a third party. The Merger Agreement contains customary “no-shop” restrictions on our ability to solicit alternative acquisition proposals from third parties and to provide information to, and participate in discussions or negotiations with, third parties regarding any alternative acquisition proposals during the pendency of the Merger Agreement, subject to a customary “fiduciary out” provision.

In addition, before our Board (or any committee thereof) changes its recommendation on the Merger or terminates the Merger Agreement to enter into an alternative acquisition agreement with respect to a “superior proposal” in accordance with the Merger Agreement, Tripadvisor will generally have an opportunity to modify the terms of the Merger Agreement such that the alternative acquisition agreement ceases to constitute a “superior proposal.” In addition, in some circumstances, upon termination of the Merger Agreement, we would be required to pay a termination fee of approximately $16 million to Tripadvisor, as provided in the Merger Agreement.

These provisions could discourage a potential third-party acquiror or merger partner that might have an interest in acquiring all or a significant portion of our company or pursuing an alternative company transaction or alternative parent transaction from considering or proposing such a transaction, even if it were prepared to pay consideration with a higher per share value than the value proposed to be received in the Merger or would result in greater value to our stockholders relative to the terms and conditions of the Merger Agreement. In particular, the termination fee, if applicable, could result in a potential third-party acquiror or merger partner proposing to pay a lower price to our stockholders than it might otherwise have proposed to pay absent such a fee.

In addition, in connection with the Merger Agreement, we entered into voting agreements with Mr. Maffei and Certares, pursuant to which Mr. Maffei and Certares each agreed to vote the shares of our common stock and our Series A Preferred Stock, respectively, held by them in favor of the transactions contemplated by the Merger Agreement. The existence of the voting agreements could discourage a third party from pursuing alternative transactions with us.

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

For additional information on Tripadvisor’s cybersecurity program and risks refer to Item 1C. “Cybersecurity” in their 2024 Form 10-K filed on February 20, 2025.

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

Tripadvisor also has executive oversight committees responsible for assessing and managing cybersecurity risk as part of their enterprise risk management and compliance programs. Tripadvisor has designated the Compliance Committee and Chief Compliance Officer (“CCO”) with day-to-day management and oversight of corporate compliance initiatives, including cybersecurity. The Tripadvisor Compliance Committee consists of, among others, the Chief Financial Officer, Chief Legal Officer and CCO. The CCO has further established an Information Governance and Privacy Committee responsible for oversight of privacy and cybersecurity risks.  The Information Governance and Privacy Committee consists of senior members of Tripadvisor’s Information Security Team and CCO, as well as representatives from engineering, product development and data privacy. The Information Governance and Privacy Committee meets regularly to discuss and monitor information uses and governance and risks associated with Tripadvisor’s information assets, including prevention, detection, mitigation and remediation of risks from cybersecurity threats.

Our management team’s experience includes a diverse background in telecom and other industries, with decades of experience in various aspects of cybersecurity. Liberty Media’s Head of Cybersecurity has more than 25 years of cybersecurity and information technology experience and holds Certified Information Security Manager and Certified in Risk and Information System Control certifications and has worked at a variety of companies, including large publicly-traded companies, implementing and managing IT and cybersecurity programs and teams, developing tools and processes to protect internal networks, customer payment systems and telecommunications networks used by customers to transmit data. Tripadvisor maintains rigorous standards for its information security leadership positions, including requiring extensive experience in building and leading cybersecurity teams and implementing enterprise-wide cybersecurity programs.

Item 2. Properties

In connection with the TripCo Spin-Off, a wholly owned subsidiary of Liberty Media entered into a facilities sharing agreement with TripCo, pursuant to which TripCo shares office facilities with Liberty Media and related amenities at Liberty Media’s corporate headquarters located at 12300 Liberty Boulevard, Englewood, Colorado.

As of December 31, 2024, Tripadvisor does not own any real estate. Tripadvisor leases approximately 280,000 square feet of office space for its corporate headquarters in Needham, Massachusetts, which has an expiration date of December 2030 and an option to extend the lease term for two consecutive terms of five years each. Tripadvisor also leases an aggregate of approximately 165,000 square feet of office space at nearly 25 locations across North America, Europe and Asia Pacific, primarily used for sales offices, subsidiary headquarters and for international operations, pursuant to leases with various expiration dates, with the latest expiring in March 2034. Tripadvisor believes that its current facilities are adequate for its current operations and that additional leased space can be obtained on reasonable terms if needed.

Item 3. Legal Proceedings

Refer to note 12 of the accompanying consolidated financial statements for information on our legal proceedings.

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

The following table sets forth the range of high and low sales prices of shares of our Series B common stock for the years ended December 31, 2024 and 2023.

	Liberty TripAdvisor Holdings, Inc.
	Series B
	High	Low
2023
First quarter	$32.80	22.05
Second quarter	$48.82	17.19
Third quarter	$46.53	27.01
Fourth quarter	$28.42	4.08
2024
First quarter	$13.00	6.50
Second quarter	$8.35	5.00
Third quarter	$6.15	4.10
Fourth quarter	$4.75	0.26

Holders

As of January 31, 2025, there were approximately 714 and 39 record holders of our Series A and Series B common stock, respectively.  The foregoing numbers of record holders do not include the number of stockholders whose shares are held nominally by banks, brokerage houses or other institutions, but include each such institution as one shareholder.

Dividends

We have not paid any cash dividends on our common stock, and we have no present intention of so doing.  Payment of cash dividends, if any, in the future will be determined by our board of directors in light of our earnings, financial condition and other relevant considerations.

Securities Authorized for Issuance Under Equity Compensation Plans

Information required by this item is incorporated by reference to an amendment to this Annual Report on Form 10-K/A that we expect to file within 120 days from December 31, 2024.

Purchases of Equity Securities by the Issuer

There were no repurchases of our common stock during the three months ended December 31, 2024. No shares of Series A common stock were surrendered by our officers and employees to pay withholding taxes and other deductions in connection with the vesting of their restricted stock during the three months ended December 31, 2024.

Item 6. [Reserved.]

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis provides information concerning our results of operations and financial condition. This discussion should be read in conjunction with our accompanying consolidated financial statements and the notes thereto.

Overview

TripCo holds an approximate 19% economic interest and 56% voting interest in its subsidiary Tripadvisor, Inc. (“Tripadvisor”) as of December 31, 2024.

The financial information represents the historical consolidated results of TripCo and its subsidiaries as discussed in note 1 in the accompanying consolidated financial statements. In the following discussion, TripCo and its subsidiaries are referred to as “TripCo,” “the Company,” “us,” “we” and “our.” All significant intercompany accounts and transactions have been eliminated in the consolidated financial statements.

Our “Corporate” category includes corporate expenses.

In March 2020, TripCo and Gregory B. Maffei entered into an Investment Agreement (the “Investment Agreement”) with Certares Holdings LLC, Certares Holdings (Blockable) LLC and Certares Holdings (Optional) LLC with respect to an investment in TripCo’s newly-created 8% Series A Cumulative Redeemable Preferred Stock, par value $0.01 per share (the “Series A Preferred Stock”) which was later assigned to Certares LTRIP LLC (“Certares” or the “Purchaser”). Pursuant to the assigned Investment Agreement, on March 26, 2020, TripCo issued 325,000 shares of Series A Preferred Stock to Certares for a purchase price of $1,000 per share (see note 8 of the accompanying consolidated financial statements). On March 29, 2021 and April 6, 2021, TripCo repurchased a portion of the Series A Preferred Stock. See further discussion about the Series A Preferred Stock in note 8 of the accompanying consolidated financial statements.

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

As disclosed in note 8 of the accompanying consolidated financial statements, the Series A Preferred Stock is required to be redeemed for cash on March 27, 2025.  In connection with the Merger (as defined and described below), Certares entered into a letter agreement with the Company and Tripadvisor (the “Side Letter”) pursuant to which, among other things, Certares has agreed, subject to the terms of the Side Letter, to waive this mandatory redemption date through the date of the proposed Merger. As of December 31, 2024, the Redemption Price (as defined in note 8 of the accompanying consolidated financial statements) of the Series A Preferred Stock was $271 million. As disclosed in note 5 to the accompanying consolidated financial statements, the Debentures may be redeemed by TripCo, in whole or in part, on or after March 27, 2025. Holders of the Debentures also have the right to require TripCo to purchase their Debentures on March 27, 2025. As of December 31, 2024, the fair value of the Debentures was $324 million. If all holders submitted their Debentures for repurchase on March 27, 2025 and upon the redemption of the Company’s Series A Preferred Stock, TripCo would not have sufficient cash on hand to cover these obligations as of December 31, 2024. We note that Tripadvisor has sufficient cash to cover these obligations, but TripCo does not have ready access to Tripadvisor’s cash.

On December 18, 2024, TripCo entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Tripadvisor and Telluride Merger Sub Corp., a Delaware corporation and an indirect wholly owned subsidiary of Tripadvisor (“Merger Sub”), whereby subject to the terms and conditions thereof, (i) Merger Sub will merge with and into the Company (the “Merger”), with the Company surviving the Merger as the surviving corporation (the “surviving corporation”) and an indirect wholly owned subsidiary of Tripadvisor; and (ii) the Merger will be immediately followed by a merger of the Company, as the surviving corporation in the Merger, with and into TellurideSub LLC, a Delaware limited liability company and a direct wholly owned subsidiary of Tripadvisor (“ParentSub LLC”) (such merger, the “ParentSub LLC merger”), with ParentSub LLC surviving the ParentSub LLC merger as the surviving company and a wholly owned subsidiary of Tripadvisor.

At the effective time of the Merger (the “effective time”):

●	each share of TripCo’s (i) Series A common stock, par value $0.01 per share (“LTRPA”), and (ii) Series B common stock, par value $0.01 per share (“LTRPB”), in each case, issued and outstanding immediately prior to the effective time (other than (a) shares held by TripCo as treasury stock, (b) shares held by TRIP or Merger Sub (such shares in clauses (a) and (b), collectively, the “Excluded Treasury Shares”), or (c) shares held by dissenting stockholders) would be converted into the right to receive $0.2567 in cash (without interest thereon); and
●	all shares of the Series A Preferred Stock, issued and outstanding immediately prior to the effective time (other than the Excluded Treasury Shares) would be converted into the right to receive in the aggregate (i) $42,471,000 in cash, without interest thereon, and (ii) 3,037,959 validly issued, fully paid and nonassessable shares of Tripadvisor’s common stock, par value $0.001 per share.

Concurrently with or promptly after the consummation of the Merger, the Debentures will be redeemed pursuant to the terms of the Indenture.  In the event (i) any holder of the Debentures exercises its put right under the Indenture or (ii) any holder of the Debentures elects to exchange its Debentures pursuant to the Indenture, in each case prior to the consummation of the Merger, then Tripadvisor (or its subsidiaries) shall make cash loans to TripCo in an amount (including reasonable fees and expenses related thereto) that TripCo reasonably determines is necessary to repurchase or settle its exchange obligation with respect to the applicable Debentures in full in cash.

As the proposed Merger is not yet approved by shareholder vote, management’s plans do not alleviate the substantial doubt that the Company will continue as a going concern.

If the Merger is not consummated, the Company may lack sufficient liquidity to continue its operations and may need to restrict its spending, liquidate all or a portion of its assets or pursue other strategic alternatives, and/or seek protection under the provisions of the U.S. Bankruptcy Code.

Strategies and Challenges

Results for TripCo are largely dependent upon the operating performance of Tripadvisor. Therefore, the executive summary below contains the strategies and challenges of Tripadvisor for an understanding of the business objectives of Tripadvisor.

Tripadvisor operates in a unique position in the travel and experiences ecosystem as a result of the following:

●Tripadvisor operates in large, global, and growing addressable markets including travel, experiences, and digital advertising;
●Tripadvisor has a large, global and engaged audience making meaningful contributions that reinforces a relationship of trust and community; and
●Tripadvisor possesses a wealth of high intent data that comes from serving its audience of travelers and experience seekers at different points along their journey - whether they are engaging on Tripadvisor’s platforms for  inspiration on their next experience, planning a trip, or making a purchasing decision.

In the Brand Tripadvisor segment, Tripadvisor offers a compelling value proposition to both travelers and partners across a number of key offerings that include accommodations, experiences, dining, and media. This value proposition is delivered through a collection of durable assets that Tripadvisor believes are difficult to replicate: a trusted brand, authentic user generated content, a large community of contributors, and one of the largest global travel audiences.  Tripadvisor’s strategy in this segment is to leverage these core assets as well as its technology capabilities to provide travelers with a compelling user experience to help make the best decisions in each phase of the travel journey, including pre-trip planning, in-destination, and post-trip sharing. Tripadvisor intends to drive new traveler acquisition and repeat audience engagement on its platform by offering meaningful travel guidance solutions and services that reduce friction in the traveler journey and create a deeper, more persistent relationship with travelers.  Tripadvisor evaluates investment opportunities across data, product, marketing, and technology that it believes will improve and diversify the monetization of its audience through deeper engagement, which, Tripadvisor expects will, in turn, drive more value to its partners.

The Brand Tripadvisor segment plays an important role in Tripadvisor’s portfolio. For over two decades, Tripadvisor believes it has built difficult to replicate assets such as a trusted brand, authentic content, a large community of contributors, and one of the largest global travel audiences. Tripadvisor’s long-term strategy for the Brand Tripadvisor segment builds on its heritage and the reasons hundreds of millions of travelers come to Tripadvisor each year. Fundamental to this strategy will be: (1) innovating and enhancing world-class travel guidance and planning products to help travelers make confident decisions in a world where it is hard to find advice you can trust; (2) prioritizing deeper engagement with travelers, increasing members, and repeat customers by leveraging Tripadvisor’s rich data and technology assets to provide more relevant, curated, and contextual content throughout the traveler journey; and (3) driving a step change in the value Tripadvisor can deliver to its partners by accelerating and diversifying the monetization of its valuable audience across key categories, including hotel meta, media advertising, experiences, and restaurants. As Tripadvisor continues to focus on offering a more compelling product and experience that better meets travelers’ needs across their end-to-end travel journey, Tripadvisor believes it will be better able to drive deeper engagement through direct channel growth, including via its mobile app. As this direct engagement with users improves and scales, Tripadvisor will be able to collect valuable data and create more relevant opportunities to monetize, which it believes will result in a meaningfully higher average revenue per user over time.

In the Viator and TheFork segments, Tripadvisor provides two-sided marketplaces that connect travelers and diners to operators of bookable experiences and restaurants, respectively. Within the Viator and TheFork segments, Tripadvisor is investing in growth, future scale, and market share gains to accelerate its market leadership position, while working to improve unit economics on both sides of the marketplace with the goal of sustainable future profitability. This means driving awareness and higher quality audience engagement, which Tripadvisor believes will drive greater repeat bookings, more direct traffic, and translate into improved unit economics over time.  Tripadvisor’s investments on both sides of its marketplace, as well as in its primary offerings, are intended to deliver a differentiated value proposition that it believes will drive sustainable market leadership as its partners, operators, and travelers find themselves in an increasingly competitive marketplace environment. Tripadvisor is focused on continuing to grow both its supplier base and its user base by offering innovative tools and features on its branded platforms, and through continued awareness of its brand through marketing efforts.

Tripadvisor is focused on executing initiatives through organic investment in data, products, marketing and technology to further enhance the value it delivers to travelers and partners across its brands, platforms, and segments. In addition, Tripadvisor may accelerate growth inorganically by opportunistically pursuing strategic acquisitions.

Current Trends Affecting Tripadvisor’s Business

The online travel industry in which Tripadvisor operates is large, highly dynamic and competitive. Described below are the current trends affecting Tripadvisor’s overall business and segments, including uncertainties that may impact Tripadvisor’s ability to execute on its objectives and strategies. Public health-related events, such as a pandemic, political instability, geopolitical conflicts, including the evolving events in the Middle East and between Ukraine and Russia; acts of terrorism, fluctuations in currency values, and changes in global economic conditions, are examples of other events that could have a negative impact on the travel industry, and as a result, Tripadvisor’s financial results in the future.

Tripadvisor generates a significant amount of direct traffic from search engines, including Google, through strong search engine optimization (“SEO”) performance across all segments. Tripadvisor believes its SEO traffic acquisition performance has been negatively impacted, and may be impacted in the future, by search engines (primarily Google) changing their search result placement and underlying algorithms, to increase the prominence of their own products in search results across Tripadvisor’s business. This has most notably impacted Tripadvisor’s hotel meta offering within the Brand Tripadvisor segment.

In response to the large underpenetrated market for experiences, Viator continues to invest in product, supply and marketing to drive bookings and grow market share. Over the long-term, Tripadvisor is focused on driving a greater percentage of its bookings from direct channels. Tripadvisor is doing this by continuing to focus on increasing its brand loyalty and improving the user experience across products on its website and mobile app, providing high quality customer service, and offering leading customer choice for online bookable experiences supply. In addition, Tripadvisor is evolving and growing its partnerships with leading global and e-commerce brands and general online travel agencies to increase demand for experiences and drive positive unit economics.

The global experiences market is large, growing, and highly fragmented, with the vast majority of bookings still occurring through traditional offline sources. Tripadvisor expects to benefit from ongoing market tailwinds as consumers increasingly book experiences online and consumer behavior continues to allocate discretionary spending more to travel and experiences and away from physical goods.  Likewise, the global restaurants category is also benefiting from increased online adoption by both consumers and restaurant partners, particularly in Europe. Given the competitive positioning of Tripadvisor’s businesses relative to the attractive growth prospects in the experiences and restaurant categories, Tripadvisor expects to continue to invest in these categories across the company, and in particular, within the Viator and TheFork segments, to continue growing revenue, operating scale, and market share gains for the long-term.

Restructuring and Related Reorganization Actions

During the fourth quarter of 2024, Tripadvisor approved and subsequently initiated a set of actions across its businesses in order to reduce its cost structure, improve operational efficiencies, and realign its workforce with its strategic initiatives. As a result, Tripadvisor incurred pre-tax restructuring and other related reorganization costs totaling $21 million, which consisted of a one-time contract termination fee to a third-party professional services firm and employee severance and related benefits.

As a result of subsequent actions, Tripadvisor expects to incur additional pre-tax restructuring and other related reorganization costs in an estimated range of $9 million to $11 million during the first quarter of 2025, consisting of employee severance and related benefits, primarily in the Brand Tripadvisor segment. Tripadvisor expects these cost reduction measures to be completed during the first quarter of 2025.

Income Taxes

As previously disclosed, in August 2023, Tripadvisor received a notice of proposed adjustments from the Internal Revenue Service (“IRS”) for the 2014 through 2016 tax years relating to certain transfer pricing arrangements with its foreign subsidiaries. In response, Tripadvisor requested competent authority assistance under the Mutual Agreement Procedure (“MAP”) for the 2014 through 2016 tax years. In January 2024, Tripadvisor received notification of a MAP resolution agreement for the 2014 through 2016 tax years, which it accepted in February 2024. In connection with this IRS audit settlement: (i) during the second quarter of 2024,  Tripadvisor made a payment to the IRS of $141 million, inclusive of interest, (ii) during the second half of 2024, Tripadvisor made various state tax payments totaling $26 million, inclusive of estimated interest and (iii) during the fourth quarter of 2024, Tripadvisor received a competent authority refund of $42 million, inclusive of net interest income, from a foreign jurisdiction. This IRS audit settlement resulted in total net operating cash outflow during 2024 of $105 million, which includes federal tax benefits from these payments of $20 million.

Revised Operating Expense Presentation

During the fourth quarter of 2024, TripCo revised its operating expense captions on the consolidated statement of operations to better align financial presentation with how management assesses performance and makes strategic decisions in its business operations, and to provide additional clarity and understanding of its operating expenses for investors. Prior year amounts have been reclassified to conform to the current period presentation. The revised presentation did not result in any changes to previously reported revenue, total costs and expenses, operating income (loss), earnings (loss) before income taxes, or net earnings (loss). For further information, refer to note 2 of the accompanying consolidated financial statements.

A discussion regarding TripCo’s financial condition and results of operations for fiscal year 2024 compared to fiscal year 2023 is presented below. A discussion regarding our financial condition and results of operations for fiscal year 2023 compared to fiscal year 2022 can be found in Part II, Item 7. "Management’s Discussion and Analysis of Financial Condition and Results of Operations" of our Annual Report on Form 10-K for the year ended December 31, 2023, filed with the SEC on February 16, 2024, except for the discussion related to consolidated operating expenses which are presented below.  We have included a discussion of certain of Tripadvisor’s operating expense captions for fiscal year 2023 compared to fiscal year 2022, given the changes made to those same operating expense captions, as noted above.

Results of Operations—Consolidated

General.  We provide in the tables below information regarding our historical Consolidated Operating Results and Other Income and Expense, as well as information regarding the contribution to those items from our reportable segments.

	Years ended December 31,
	2024	2023	2022

	amounts in millions
Revenue
Brand Tripadvisor	$949	1,031	966
Viator	840	737	493
TheFork	181	154	126
Intersegment eliminations	(135)	(134)	(93)
Total revenue	1,835	1,788	1,492
Cost of sales (exclusive of depreciation and amortization as shown separately below)	131	119	78
Marketing	729	705	576
Personnel	595	570	503
Technology	91	80	63
General and administrative expense	107	92	87
Depreciation and amortization	85	87	97
Restructuring and other related reorganization costs	21	22	—
Impairment of goodwill and intangible assets	663	1,025	—
Operating income (loss)	(587)	(912)	88
Other income (expense):
Interest expense	(71)	(67)	(65)
Dividend and interest income	50	49	16
Realized and unrealized gains (losses) on financial instruments, net	5	(32)	62
Other, net	(9)	(5)	(8)
	(25)	(55)	5
Earnings (loss) before income taxes	(612)	(967)	93
Income tax (expense) benefit	(49)	(53)	(47)
Net earnings (loss)	$(661)	(1,020)	46

Adjusted OIBDA	$324	324	287

Revenue. Brand Tripadvisor revenue decreased $82 million for the year ended December 31, 2024, as compared to the corresponding prior year period.

Brand Tripadvisor revenue is detailed as follows:

	Years ended December 31,
	2024	2023	2022

	amounts in millions
Tripadvisor-branded hotels	$585	659	650
Media and advertising	150	145	130
Tripadvisor experience and dining (1)	169	176	134
Other	45	51	52
Total Brand Tripadvisor	$949	1,031	966
(1)	Tripadvisor experiences and dining revenue within the Brand Tripadvisor segment is shown gross of intersegment (intercompany) revenue, which is eliminated on a consolidated basis. See note 13 of the accompanying consolidated financial statements for a discussion of intersegment revenue.

Tripadvisor-branded hotels revenue primarily includes revenue from click-based advertising on Tripadvisor’s meta platform and to a lesser extent, hotel business-to-business (“B2B”) revenue, which includes click-based revenue generated from hotel sponsored placement advertising that enable hotels to enhance their visibility on Tripadvisor hotel pages, and subscription-based advertising services that Tripadvisor offers to travel partners.  Tripadvisor-branded hotels revenue decreased $74 million during the year ended December 31, 2024, when compared to the same period in 2023, primarily due to a decrease in Tripadvisor’s hotel meta revenue and, to a lesser extent, a decrease in hotel B2B revenue, as Tripadvisor transitioned from a sales-led model to a self-service model in 2024. The decrease in Tripadvisor’s hotel meta revenue during the year ended December 31, 2024, when compared to the same period in 2023, was driven by declines in U.S. hotel meta revenue and, to a lesser extent, its European hotel meta revenue, primarily due to weaker demand related to increased competition in paid online marketing channels and continued headwinds impacting direct channels, including SEO traffic, contributing to a decrease in click volumes, and to a lesser extent, a deceleration in cost-per-click rates, particularly in the U.S.

Media and advertising revenue consists of revenue from display-based advertising (or “media advertising”) across its platform. Media and advertising revenue increased $5 million during the year ended December 31, 2024, when compared to the same period in 2023, primarily due to an increase in overall advertising campaigns and pricing.  Advertising through creative offerings and programmatic advertising, more than offset declines in traditional display advertising that correlates more closely with traffic volume, as well as the broader display advertising market, which is growing slower than other advertising formats.

Tripadvisor experiences and dining revenue includes intercompany (intersegment) revenue, consisting of affiliate marketing commissions earned primarily from experience bookings and, to a lesser extent, restaurant reservation bookings, on Tripadvisor-branded websites and mobile apps that are fulfilled by Viator and TheFork, respectively, which is eliminated on a consolidated basis, in addition to revenue from Brand Tripadvisor’s restaurant offerings. Tripadvisor experiences and dining revenue decreased $7 million during the year ended December 31, 2024, when compared to the same period in 2023, driven by a decline in dining revenue as Tripadvisor transitioned from a sales-led model to a self-service model during 2024.

Other revenue includes vacation rentals revenue in addition to primarily click-based advertising and display-based advertising revenue from cruise, flights and rental car offerings on Tripadvisor websites and mobile apps.  Other revenue decreased $6 million during the year ended December 31, 2024, when compared to the same period in the prior year, primarily due to a decline in vacation rentals revenue as this offering continues to be strategically de-emphasized.

Viator revenue increased $103 million during the year ended December 31, 2024, when compared to the same period in 2023, primarily driven by growth in booking volume across all points of sale in all major geographies and, to a lesser extent, an increase in pricing.

TheFork segment revenue increased $27 million during the year ended December 31, 2024, when compared to the same period in 2023, driven primarily by increased booking volumes in direct channels and, to a lesser extent, an increase in pricing.

Cost of sales. Cost of sales consists of expenses that are directly related or closely correlated to revenue generation, including direct costs, such as credit card and other booking transaction payment fees, media production costs, ad serving fees, and other revenue generating costs. In addition, cost of sales includes operating costs such as bad debt expense and non-income taxes, including sales, use and digital services taxes. Cost of sales increased $12 million during the year ended December 31, 2024, compared to the same period in the prior year, primarily due to increased direct costs from credit card payment processing fees and other revenue-related transaction costs of $7 million in the Viator segment in direct correlation with the increase in revenue, as Viator serves as the merchant of record for the significant majority of its experience booking transactions, and to a lesser extent, increased direct revenue generation costs related to media production costs in the Brand Tripadvisor segment, as well as other costs to support revenue growth in TheFork segment. These increased costs were partially offset by a decrease in non-income related taxes of $4 million in the Viator segment.

Cost of sales increased $41 million during the year ended December 31, 2023, compared to the same period in the prior year, primarily due to increased direct costs from credit card payment processing fees and other revenue-related transaction costs of $20 million in the Viator segment in direct correlation with the increase in revenue, and to a lesser extent, increased direct revenue generation costs related to media production costs in the Brand Tripadvisor segment and incremental digital service tax costs of $9 million, primarily in the Viator segment, for the year ended December 31, 2023.

Marketing. Marketing expenses consist of direct costs, including traffic generation costs from paid online traffic acquisition costs (including search engine marketing and other online traffic acquisition costs), syndication costs and affiliate marketing commissions, social media costs, brand advertising (including connected television, traditional television and other offline advertising), promotions and public relations. Marketing expense increased $24 million during the year ended December 31, 2024, compared to the same period in the prior year, primarily driven by an increase in overall marketing costs in the Viator and TheFork segments of $53 million, in order to capture consumer demand, including increased investment within the Viator segment focused on growing market share, acquiring new customers, and driving brand awareness, partially offset by a decrease in overall marketing costs in the Brand Tripadvisor segment of $28 million.

Marketing expense increased $129 million for the year ended December 31, 2023, compared to the same period in the prior year, driven by $128 million and $19 million increases in the Viator and Brand Tripadvisor segments, respectively, in order to capture consumer demand, including increased investment within these segments in order to grow market share, slightly offset by a decrease in overall marketing costs in TheFork segment of $17 million.

Personnel. Personnel expenses consist primarily of salaries, payroll taxes, bonuses, employee health and other benefits, and Tripadvisor’s stock-based compensation. In addition, personnel expenses include costs associated with contingent staff, bonuses and commissions for sales, sales support, customer support and marketing employees. Personnel expense increased $25 million during the year ended December 31, 2024, compared to the same period in the prior year, primarily driven by a $24 million increase in stock-based compensation expense due to a modification during the first quarter of 2020 related to Tripadvisor’s company wide annual grant which reduced the original grant-date vesting period from four years to two years.

Personnel expense increased $67 million during the year ended December 31, 2023, compared to the same period in the prior year, of which $59 million was primarily due to additional headcount and contingent staff to support business growth, primarily in the Brand Tripadvisor and Viator segments. The impact of Tripadvisor’s cost reduction measures in July 2023, did not materially impact personnel costs during 2023. Stock-based compensation increased $8 million during the year ended December 31, 2023 when compared to the same period in 2022, primarily due to an increase in Tripadvisor’s stock-based compensation granted to support business growth during 2023.

Technology. Technology expenses consist primarily of licensing, data center costs, including cloud-based solutions, maintenance, computer supplies, telecom, and content translation and localization costs. Technology expense increased $11 million and $17 million during the years ended December 31, 2024 and 2023, respectively, compared to the same periods in the prior year, primarily due to increased licensing costs, and to a lesser extent, increased data center costs.

General and administrative. General and administrative expenses consist primarily of professional service fees and other fees, including audit, legal, tax and accounting, and other operating costs, including real estate and office expenses, and non-compensation related personnel expenses such as travel, relocation, recruiting, and training expenses. It also includes corporate expenses and corporate stock-based compensation. General and administrative expense increased $15 million during the year ended December 31, 2024, compared to the same period in the prior year primarily due to an estimated accrual for the potential settlement of a regulatory related matter of $10 million during 2024 in the Brand Tripadvisor segment, as well as an increase in corporate level legal expense and transaction costs related to the proposed Merger.

General and administrative expense increased $5 million during the year ended December 31, 2023, compared to the same period in the prior year, primarily due to non-income tax related government assistance benefits related to COVID-19 relief of $11 million received by Tripadvisor during 2022 in TheFork segment, which did not reoccur in 2023, as well as a non-recurring cost of $3 million related to transaction costs during 2023. These increases were partially offset by an approximate $8 million loss incurred during the fourth quarter of 2022 as the result of a fraud scheme resulting in payments to an external party in the Brand Tripadvisor segment which did not reoccur in 2023.

Depreciation and amortization.  Depreciation and amortization decreased $2 million during the year ended December 31, 2024, when compared to the same period in the prior year, primarily due to the completion of amortization related to intangible assets purchased in business acquisitions from previous years.

Restructuring and other related reorganization costs.  Tripadvisor incurred restructuring and other related reorganization costs of $21 million during the year ended December 31, 2024, as discussed above.

Impairment of goodwill and intangible assets. TripCo recorded goodwill impairments of $518 million and $820 million and trademark impairments of $145 million and $205 million during the years ended December 31, 2024 and 2023, respectively, related to the Brand Tripadvisor reporting unit. See note 4 to the accompanying consolidated financial statements for additional information.

Operating Income (Loss). Our consolidated operating income (loss) improved $325 million and declined $1,000 million for the years ended December 31, 2024 and 2023, respectively, as compared to the corresponding prior year periods. Operating income was impacted by the above explanations.

Adjusted OIBDA. To provide investors with additional information regarding our financial results, we also disclose Adjusted OIBDA, which is a non-GAAP financial measure.  We define Adjusted OIBDA as Operating income (loss) plus depreciation and amortization, stock-based compensation, separately reported litigation settlements, transaction related costs, restructuring and impairment charges. Our chief operating decision maker and management team use this measure of performance in conjunction with other measures to evaluate our business and make decisions about our resources. We believe this is an important indicator of the operational strength and performance of our businesses by identifying those items that are not directly a reflection of each business’ performance or indicative of ongoing business trends. In addition, this measure allows us to view operating results, perform analytical comparisons and benchmarking between businesses and identify strategies to improve performance. Accordingly, Adjusted OIBDA should be considered in addition to, but not as a substitute for, operating income, net income, cash flow provided by operating activities and other measures of financial performance prepared in accordance with U.S. generally accepted accounting principles (“GAAP”).

The following table provides a reconciliation of Operating income (loss) to Adjusted OIBDA:

	Years ended December 31,
	2024	2023	2022

	amounts in millions
Operating income (loss)	$(587)	(912)	88
Stock-based compensation	121	99	93
Depreciation and amortization	85	87	97
Impairment of goodwill and intangible assets	663	1,025	—
Restructuring and other related reorganization costs (1)	21	22	—
Transaction related expenses (2)	3	3	—
Other non-recurring expenses (3)	—	—	8
Legal reserves and settlement (4)	18	—	1
Adjusted OIBDA	$324	324	287
(1)	During the fourth quarter of 2024 and the third quarter of 2023, Tripadvisor initiated a set of actions across its businesses in order to reduce its cost structure, improve operational efficiencies, and realign its workforce with its strategic initiatives. See further details in note 12 of the accompanying consolidated financial statements.
(2)	Tripadvisor expensed certain transaction related costs of $3 million during both of the years ended December 31, 2024 and 2023, to general and administrative expenses on the consolidated statement of operations.
(3)	Tripadvisor incurred a loss of approximately $8 million during the fourth quarter of 2022, as the result of external fraud, which was recorded to general and administrative expense on the consolidated statement of operations during the year ended December 31, 2022. Tripadvisor considers such costs to be non-recurring in nature.
(4)	This amount primarily includes an estimated accrual for the potential settlement of a regulatory related matter of $10 million, expensed during 2024 (see discussion in note 12 of the accompanying consolidated financial statements), as well as $5 million related to legal settlements that are reflected in general and administrative expenses on the consolidated statement of operations. During the year ended December 31, 2024, Tripadvisor recorded a one-time charge of $3 million resulting from legislation enacted in Canada during June 2024 related to digital services taxes, which requires retrospective application back to January 1, 2022. This amount represents the one-time retrospective liability for the periods prior to April 1, 2024, while any liability subsequent to April 1, 2024 is included within Adjusted OIBDA. This cost is reflected in cost of sales on the consolidated statement of operations.

Adjusted OIBDA is summarized as follows:

	Years ended December 31,
	2024	2023	2022

	amounts in millions

Brand Tripadvisor	$301	348	345
Viator	33	—	(11)
TheFork	5	(14)	(39)
Corporate	(15)	(10)	(8)
Consolidated TripCo	$324	324	287

Consolidated Adjusted OIBDA remained flat for the year ended December 31, 2024, as compared to the corresponding prior year period.

Brand Tripadvisor Adjusted OIBDA decreased $47 million for the year ended December 31, 2024, when compared to the corresponding prior year period, primarily due to a decrease in revenue, as noted above, partially offset by a $35 million decrease in operating expenses, related to a decrease in marketing expenses, primarily paid online traffic acquisition costs, and to a lesser extent a decrease in personnel costs. Adjusted OIBDA margin decreased 2% during the year ended December 31, 2024 when compared to the same period in 2023, largely due to an increase in personnel costs as a percentage of revenue.

Viator Adjusted OIBDA improved $33 million during the year ended December 31, 2024, when compared to the corresponding prior year period, primarily due to differences in marketing channel mix driving increased spend efficiency.  These improvements were partially offset by increased personnel costs to support growth, and to a lesser extent, increased licensing costs, as well as revenue generation costs resulting from credit card payments in direct correlation with the increase in revenue, all negatively impacted Adjusted OIBDA.

TheFork Adjusted OIBDA improved $19 million during the year ended December 31, 2024, when compared to the same period in the prior year, primarily due to an increase in revenue as noted above, and lower personnel costs, partially offset by an increase in paid online traffic acquisition costs and other costs to support revenue growth. The 12% improvement in Adjusted OIBDA margin was primarily due to lower personnel costs as a percent of revenue.

Corporate Adjusted OIBDA loss increased $5 million during the year ended December 31, 2024, when compared to the same period in the prior year, primarily due to increased legal expenses. Corporate Adjusted OIBDA includes TripCo level general and administrative expenses.

Interest expense.  Interest expense increased $4 million during the year ended December 31, 2024, when compared to the same period in the prior year. Tripadvisor’s interest expense increased $2 million, compared to the same period in the prior year, primarily due to the issuance of Tripadvisor’s Term Loan B Facility in July 2024, which had a higher interest rate. The significant majority of Tripadvisor’s interest expense incurred during the year ended December 31, 2024 was related to the Term Loan B Facility and 2026 Convertible Senior Notes.  TripCo’s interest expense increased by $2 million during the year ended December 31, 2024, primarily due to the accretion of TripCo’s Series A Preferred Stock.

Dividend and interest income. Dividend and interest income increased $1 million during the year ended December 31, 2024, when compared to the same period in the prior year, primarily due to an increase in the average amount of cash invested at Tripadvisor.

Realized and unrealized gains (losses) on financial instruments, net. Realized and unrealized gains (losses) on financial instruments, net are comprised of changes in the fair value of the following:

	Years ended December 31,
	2024	2023	2022

	amounts in millions
TripCo Exchangeable Senior Debentures due 2051	$(33)	(36)	(5)
Variable Prepaid Forward	16	(5)	18
Preferred Stock Derivative	21	9	45
Tripadvisor foreign currency forward contracts	1	—	4
	$5	(32)	62

The changes in these accounts are primarily due to market factors and changes in the fair value of the underlying stocks or financial instruments to which these relate.  Realized and unrealized gains (losses) on financial instruments, net increased $37 million for the years ended December 31, 2024, compared to the same period in the prior year, primarily due to an increase in unrealized gains related to the Variable Prepaid Forward (as defined in note 3 of the accompanying consolidated financial statements) of $21 million, an increase in unrealized gains of $12 million related to the Preferred Stock Derivative (as defined in note 3 of the accompanying consolidated financial statements), and a decrease in unrealized losses of $3 million related to the Debentures.

Other, net.  Other, net expense increased $4 million for the year ended December 31, 2024, when compared to the same period in the prior year. Activity in the Other, net account primarily relates to foreign exchange gains (losses), share of earnings (losses) of affiliates, gain (loss) on early extinguishment of debt, and other gain (loss) at Tripadvisor.

Income taxes.  Earnings (loss) before income taxes, income tax (expense) benefit, and the effective tax rates for the years ended December 31, 2024, 2023 and 2022 are summarized below:

	Years ended December 31,
	2024	2023	2022

	amounts in millions
Earnings (loss) before income taxes	$(612)	(967)	93
Income tax (expense) benefit	$(49)	(53)	(47)
Effective tax rate	8%	5%	(51)%

During 2024, the Company recognized tax expense instead of a tax benefit at the expected federal tax rate of 21% primarily due to goodwill impairments that are not deductible for tax purposes (see note 4 of the accompanying consolidated financial statements) and Tripadvisor’s IRS settlement on its 2014 through 2016 transfer pricing audit (see note 7 of the accompanying consolidated financial statements).

During 2023, the Company recognized tax expense instead of a tax benefit at the expected federal tax rate of 21% primarily due to goodwill impairments that are not deductible for tax purposes (see note 4 of the accompanying consolidated financial statements), changes in unrecognized tax benefits, and Tripadvisor’s IRS settlement on its 2009 through 2011 transfer pricing audit (see note 7 of the accompanying consolidated financial statements).

Liquidity and Capital Resources

As of December 31, 2024, substantially all of our cash and cash equivalents consist of cash on hand in global financial institutions, money market funds and marketable securities, with maturities of 90 days or less at the date purchased.

The following are potential sources of liquidity: available cash balances, proceeds from asset sales, outstanding or anticipated debt facilities, debt and equity issuances, and dividend and interest receipts, in each case subject to the terms and restrictions in the Merger Agreement.

As of December 31, 2024, TripCo had a cash balance of $1,075 million. Approximately $1,064 million of the cash balance is held at Tripadvisor. Although TripCo has a 56% voting interest in Tripadvisor, Tripadvisor is a separate public company with a significant non-controlling interest, as TripCo has only a 19% economic interest in Tripadvisor. Even though TripCo controls Tripadvisor through its voting interest and board representation, decision making with respect to using Tripadvisor’s cash balances must consider Tripadvisor’s minority holders. Accordingly, any potential distributions of cash from Tripadvisor to TripCo would generally be on a pro rata basis based on economic ownership interests. Covenants in Tripadvisor’s debt instruments also restrict the payment of dividends and cash distributions to stockholders. See note 5 of the accompanying consolidated financial statements.

As of December 31, 2024, approximately $227 million of TripCo cash and cash equivalents were held by Tripadvisor’s international subsidiaries outside of the U.S., of which approximately 44% was located in the U.K., with the majority of Tripadvisor’s cash denominated in U.S. dollars.  As of December 31, 2024, Tripadvisor had $582 million of cumulative undistributed earnings in foreign subsidiaries, which were no longer considered to be indefinitely reinvested. See note 7 of the accompanying consolidated financial statements for additional information.

As of December 31, 2024, Tripadvisor is party to a credit agreement (“Amended Credit Agreement”), which, among other things, provides for a $500 million revolving credit facility with a maturity date of June 29, 2028 (the “Credit Facility”). As of December 31, 2024 and December 31, 2023, Tripadvisor had no outstanding borrowings under the Credit Facility. The Credit Facility, among other things, requires Tripadvisor to maintain a maximum total net leverage ratio and contains certain customary affirmative and negative covenants and events of default, including for a change of control. While there can be no assurance that Tripadvisor will be able to meet the total net leverage ratio covenant, based on its current projections, Tripadvisor does not believe there is a material risk it will not remain in compliance throughout the next twelve months.

As of December 31, 2024, Tripadvisor had an aggregate principal amount of $5 million in current portion of debt and $831 million in long-term debt, pertaining to the 2026 Convertible Senior Notes and Term Loan B Facility, each as discussed below.

In March 2021, Tripadvisor completed the sale of $345 million of convertible senior notes due 2026 (“2026 Convertible Senior Notes”). The 2026 Convertible Senior Notes provide, among other things, that interest, at a rate of 0.25% per annum, is payable on April 1 and October 1 of each year, until their maturity on April 1, 2026. The 2026 Convertible Senior Notes are senior unsecured obligations of Tripadvisor, although unconditionally guaranteed on a joint and several basis, by certain of Tripadvisor’s domestic subsidiaries.

On July 8, 2024, under the Amended Credit Agreement, Tripadvisor issued a $500 million Term Loan B Facility maturing July 8, 2031, with an interest rate based on secured overnight financing rate plus 2.75%, payable monthly. On July 15, 2024, Tripadvisor used these funds to fully redeem its outstanding $500 million, 2025 Senior Notes. The Term Loan B Facility was offered at 99.75% of par and is required to be paid down at 1.00% of the aggregate principal amount per year, repayable in quarterly installments on the last day of each calendar quarter, commencing December 31, 2024, equal to 0.25% of the original principal amount with the balance due on the maturity date. Principal payments of $1 million were made during the year ended December 31, 2024.

The 2026 Convertible Senior Notes are not registered securities and there are currently no plans to register these notes as securities in the future. Tripadvisor may from time to time repurchase the 2026 Convertible Senior Notes and Term Loan B Facility through tender offers, open market purchases, privately negotiated transactions or otherwise. Such repurchases, if any, will depend on prevailing market conditions, liquidity requirements, contractual restrictions and other factors.

Over recent years, the Organization for Economic Cooperation and Development (“OECD”) through its “Inclusive Framework” has been working on a “two-pillar” global tax consensus project that, if implemented, would result in certain changes to the current global tax regulatory framework. The OECD’s “Pillar One” initiative proposes to reallocate certain profits from the largest and most profitable multinational businesses to countries where the customers of those businesses are located, and the “Pillar Two” initiative proposes a global minimum income tax rate on corporations of 15%. In response to these proposals, certain jurisdictions have enacted legislation to implement a global minimum income tax of 15%, which currently has no impact on Tripadvisor’s financial results, as well as legislation to impose new forms of gross receipts taxes, such as digital services taxes imposed on digital advertising and online marketplace platforms/services.

If consensus is reached on Pillar One, unilateral digital services taxes should be repealed, however until such time Tripadvisor continues to be subject to these taxes. Tripadvisor is currently subject to unilateral digital services taxes, and during the years ended December 31, 2024, 2023 and 2022, Tripadvisor recorded $18 million, $18 million and $9 million, respectively, of digital service taxes to cost of sales on the consolidated statement of operations. While the future of global tax regulatory landscape remains uncertain, Tripadvisor continues to monitor the OECD’s and members ongoing discussions to determine the current and potential impact on the financial statements.

Historically, Tripadvisor’s operating cash flows have been sufficient to fund its working capital requirements, capital expenditures and long term debt obligations and other financial commitments and are expected to be sufficient in future periods.

	Years ended December 31,
	2024	2023	2022

	amounts in millions
Cash flow information
Tripadvisor cash provided (used) by operating activities	$144	235	400
Corporate and other cash provided (used) by operating activities	(13)	(9)	(10)
Net cash provided (used) by operating activities	$131	226	390

Tripadvisor cash provided (used) by investing activities	$(73)	(63)	(52)
Corporate and other cash provided (used) by investing activities	—	—	—
Net cash provided (used) by investing activities	$(73)	(63)	(52)

Tripadvisor cash provided (used) by financing activities	$(63)	(127)	(27)
Corporate and other cash provided (used) by financing activities	1	—	5
Net cash provided (used) by financing activities	$(62)	(127)	(22)

During the year ended December 31, 2024, Tripadvisor’s primary source of cash was from operations, while its primary uses of cash were $74 million of capital expenditures, $25 million to repurchase shares of its common stock and $21 million related to payments of withholding taxes on net share settlements of equity awards.

The projected use of TripCo’s corporate cash will primarily be to pay fees (not expected to exceed $4 million annually) to Liberty Media for providing certain services pursuant to the services agreement and the facilities sharing agreement, payment of dividends on the Series A Preferred Stock (unless added to the liquidation price or paid in shares of Series A common stock of TripCo), interest expense on TripCo’s 0.50% Exchangeable Senior Debentures due 2051 (approximately $2 million annually) and to pay any other corporate level expenses. TripCo has several obligations due within twelve months that cause substantial doubt about the Company’s ability to continue as a going concern within one year after the date that the financial statements are issued. See further discussion in note 1 to the accompanying consolidated financial statements and the “Overview” section above.

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

The following table summarizes current and long-term material cash requirements, both accrued and off-balance sheet, as of December 31, 2024, excluding uncertain tax positions as it is undeterminable when payments will be made.

	Payments due by period
		Less than			More than
	Total	1 year	1 - 3 years	3 - 5 years	5 years

	amounts in millions
Material Cash Requirements
Finance and operating lease obligations (1)	$77	17	26	21	13
Long-term debt (2)	1,174	335	355	10	474
Expected interest payments (3)	265	38	72	71	84
Series A Preferred Stock (4)	276	276	—	—	—
Other obligations (5)	110	36	56	18	—
Total	$1,902	702	509	120	571

(1)	Estimated future lease payments for Tripadvisor’s corporate headquarters lease in Needham, Massachusetts and operating leases, primarily for office space, with non-cancelable lease terms. These amounts exclude expected rental income under non-cancelable subleases. See note 6 of the accompanying consolidated financial statements for further information.
(2)	Amounts are stated at the face amount at maturity of our debt instruments and may differ from the amounts stated in our consolidated balance sheet to the extent debt instruments have elements which are reported at fair value. Amounts do not assume additional borrowings or refinancings of existing debt.
(3)	Amounts are based on our outstanding debt at December 31, 2024 and assume that our existing debt is repaid at maturity.
(4)	Amount that would be paid to settle debt host component of Series A Preferred Stock on March 27, 2025, in the event the Merger is not completed. This amount differs from the preferred stock liability balance stated in our consolidated balance sheet as the liability is being accreted to the amount to be paid upon settlement. Upon completion of the proposed Merger, the Series A Preferred Stock will be converted into the right to receive in the aggregate (i) $42,471,000 in cash, without interest thereon, and (ii) 3,037,959 validly issued, fully paid and nonassessable shares of Tripadvisor common stock (see note 1 of the accompanying consolidated financial statements).
(5)	Includes purchase obligations and expected commitment fee payments on the Credit Facility.

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

As of December 31, 2024, the intangible assets not subject to amortization for each of our reportable segments were as follows:

	Goodwill	Trademarks	Total

	amounts in millions
Brand Tripadvisor	$641	377	1,018
Viator	117	—	117
TheFork	96	—	96
	$854	377	1,231

TripCo performed a quantitative analysis of the Brand Tripadvisor reporting unit and Tripadvisor trademark in the fourth quarter of 2024. Based on near-term business trends and their impact on long term assumptions, we concluded that the estimated fair values of the Brand Tripadvisor reporting unit and the Tripadvisor trademark were less than their respective carrying values. As a result, TripCo recognized a goodwill impairment of $518 million and a trademark impairment of $145 million during the year ended December 31, 2024, related to the Brand Tripadvisor reporting unit. The fair value of the reporting unit was determined with the assistance of a third party specialist using a combination of market multiples (market approach) and discounted cash flow (income approach) calculations (Level 3). The fair value of the trademarks was determined with the assistance of a third party specialist using the relief from royalty method (Level 3).

Given a sustained decline in Tripadvisor’s stock price leading up to September 30, 2023, TripCo performed a quantitative analysis of the Brand Tripadvisor reporting unit and Tripadvisor trademark as of September 30, 2023. Based on near-term business trends and their impact on long term assumptions, combined with macroeconomic factors at that time such as rising interest rates, we concluded that the estimated fair values of the Brand Tripadvisor reporting unit and the Tripadvisor trademark were less than their respective carrying values. As a result, TripCo recognized a goodwill impairment of $820 million and a trademark impairment of $205 million during the year ended December 31, 2023, related to the Brand Tripadvisor reporting unit. The fair value of the reporting unit was determined using a combination of market multiples (market approach) and discounted cash flow (income approach) calculations (Level 3). The fair value of the trademarks was determined using the relief from royalty method (Level 3).

Due to the above described goodwill and trademark impairments related to the Brand Tripadvisor reporting unit, the fair values of such intangible assets do not significantly exceed their respective carrying values. TripCo will continue to monitor Tripadvisor’s current business performance versus the current and updated long-term forecasts, among other relevant considerations, to determine if the carrying value of its assets (including Goodwill and Trademarks) is appropriate. Future outlook declines in revenue, cash flows, or other factors could result in a sustained decrease in fair value that may result in a determination that carrying value adjustments are required, which could be material.

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

We are exposed to changes in interest rates primarily as a result of our borrowing and investment activities, which include investments in fixed and floating rate debt instruments and borrowings used to maintain liquidity and to fund business operations. The nature and amount of our long-term and short-term debt are expected to vary as a result of future requirements, market conditions and other factors. We expect to manage our exposure to interest rates by maintaining what we believe is an appropriate mix of fixed and variable rate debt. We believe this best protects us from interest rate risk. We expect to achieve this mix by (subject to the terms of the Merger Agreement) (i) issuing fixed rate debt that we believe has a low stated interest rate and significant term to maturity, (ii) issuing variable rate debt with appropriate maturities and interest rates and (iii) entering into interest rate swap arrangements when we deem appropriate.  As of December 31, 2024, our debt is comprised of the following amounts:

	Variable rate debt		Fixed rate debt
	Principal	Weighted avg	Principal	Weighted avg
	amount	interest rate	Amount	interest rate

	dollar amounts in millions
Tripadvisor	499	7.1%	$345	0.3%
TripCo debt	N/A	N/A	$330	0.5%

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

Item 8. Financial Statements and Supplementary Data

The consolidated financial statements of Liberty TripAdvisor Holdings, Inc. are filed under this Item, beginning on Page II-25.  The financial statement schedules required by Regulation S-X are filed under Item 15 of this Annual Report on Form 10-K.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

In accordance with Exchange Act Rules 13a-15 and 15d-15, the Company carried out an evaluation, under the supervision and with the participation of management, including its chief executive officer and its principal accounting and financial officer (the "Executives") and under the oversight of its Board of Directors, of the effectiveness of the design and operation of its disclosure controls and procedures as of December 31, 2024. Based on that evaluation, the Executives concluded that the Company's disclosure controls and procedures were effective as of December 31, 2024 to provide reasonable assurance that information required to be disclosed in its reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms.

See page II-21 for Management’s Report on Internal Control Over Financial Reporting.

There has been no change in the Company's internal control over financial reporting that occurred during the quarter ended December 31, 2024 that has materially affected, or is reasonably likely to materially affect, its internal control over financial reporting.

Item 9B. Other Information

Insider Trading Arrangements

None of the Company’s directors or officers adopted or terminated a Rule 10b5-1 trading arrangement or a non-Rule 10b5-1 trading arrangement during the Company’s fiscal quarter ended December 31, 2024.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

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

The Company's management assessed the effectiveness of internal control over financial reporting as of December 31, 2024, using the criteria in Internal Control-Integrated Framework (2013), issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, management has concluded that, as of December 31, 2024, the Company’s internal control over financial reporting is effective.

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors
Liberty TripAdvisor Holdings, Inc.:

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Liberty TripAdvisor Holdings, Inc. and subsidiaries (the Company) as of December 31, 2024 and 2023, the related consolidated statements of operations, comprehensive earnings (loss), cash flows, and equity for each of the years in the three-year period ended December 31, 2024, and the related notes (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2024 and 2023, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2024, in conformity with U.S. generally accepted accounting principles.

Going Concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in note 1 to the consolidated financial statements, the Company’s Series A Preferred Stock liability is required to be redeemed for cash on March 27, 2025 and holders of the Company’s 0.50% Exchangeable Debentures have the right to require the Company to purchase their Debentures on March 27, 2025, and the Company does not have sufficient cash on hand to cover these obligations as of December 31, 2024, which raises substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are also described in note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Sufficiency of audit evidence over revenue

As discussed in notes 2 and 13 to the consolidated financial statements, and disclosed in the consolidated statements of operations, the Company had $1,835 million in revenue, net of intersegment revenue of $135 million, for the year ended December 31, 2024, of which $949 million was Brand Tripadvisor related, $840 million was Viator related, and $181 million was TheFork related. Each of these categories of revenue has multiple revenue streams and the Company’s processes and information technology (IT) systems differ between each revenue stream.

We identified the evaluation of sufficiency of audit evidence over Brand Tripadvisor and Viator revenue as a critical audit matter. Subjective auditor judgment was required due to the number of revenue streams and the related IT applications utilized throughout the revenue recognition processes. Subjective auditor judgment was required to evaluate that relevant revenue data was captured and aggregated throughout these various IT applications. This matter also included determining the revenue streams over which procedures would be performed and evaluating the nature and extent of evidence obtained over each revenue stream, both of which included the involvement of IT professionals with specialized skills and knowledge.

The following are the primary procedures we performed to address this critical audit matter. We applied auditor judgment to determine the nature and extent of procedures to be performed over Brand Tripadvisor and Viator revenue. We evaluated the design and tested the operating effectiveness of certain internal controls related to the Company’s revenue recognition process for Brand Tripadvisor and Viator revenue. This included controls related to accurate recording of amounts. For certain revenue streams, we assessed the recorded revenue by selecting a sample of transactions and compared the amounts recognized for consistency with underlying documentation, including evidence of contracts with customers.

We involved IT professionals with specialized skills and knowledge, who assisted in:

●	testing certain IT applications used by the Company in its revenue recognition processes.
●	testing the transfer of relevant revenue data between certain systems used in the revenue recognition processes.

We evaluated the sufficiency of audit evidence obtained by assessing the results of procedures performed, including the appropriateness of the nature and extent of such evidence.

Valuation of Tripadvisor trademark and goodwill in the Brand Tripadvisor reporting unit

As discussed in notes 2 and 4 to the consolidated financial statements, the Company performs impairment assessments of its trademark indefinite-lived intangible assets and goodwill on an annual basis or whenever events or changes in circumstances indicate that the carrying value of a trademark intangible asset more likely than not exceeds its fair value or the carrying value of a reporting unit with goodwill more likely than not exceeds its fair value. Based on near-term business trends and their impact on long-term assumptions, the Company performed a quantitative impairment assessment of the Tripadvisor trademark and goodwill in the Brand Tripadvisor reporting unit as of October 1, 2024. The fair value estimate related to the Tripadvisor trademark was determined using the relief from royalty method, and an impairment loss of $145 million was recorded by the Company. The fair value estimate of the Brand Tripadvisor reporting unit was determined using a combination of market multiples method (market approach) and discounted cash flow method (income approach), and the Company recorded a goodwill impairment loss of $518 million. The trademark intangible assets and goodwill balances as of December 31, 2024 were $377 million and $854 million, respectively.

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

Denver, Colorado
February 20, 2025

LIBERTY TRIPADVISOR HOLDINGS, INC.

Consolidated Balance Sheets

December 31, 2024 and 2023

	2024	2023

	amounts in millions
Assets
Current assets:
Cash and cash equivalents	$1,075	1,090
Accounts receivable and contract assets, net of allowance for credit losses	207	192
Other current assets	49	42
Total current assets	1,331	1,324
Property and equipment, at cost (note 2)	209	232
Accumulated depreciation	(125)	(145)
	84	87
Intangible assets not subject to amortization (note 4):
Goodwill	854	1,387
Trademarks	377	522
	1,231	1,909
Intangible assets subject to amortization, net (note 4)	121	116
Other assets	123	124
Total assets	$2,890	3,560

(continued)

See accompanying notes to consolidated financial statements.

LIBERTY TRIPADVISOR HOLDINGS, INC.

Consolidated Balance Sheets (Continued)

December 31, 2024 and 2023

	2024	2023

	amounts in millions
Liabilities and Equity
Current liabilities:
Deferred merchant and other payables	$304	265
Current portion of debt, including $324 million measured at fair value as of December 31, 2024 (note 5)	329	—
Deferred revenue	47	49
Series A Preferred Stock liability (note 8)	270	—
Accrued liabilities and other current liabilities	277	262
Total current liabilities	1,227	576
Long-term debt, including zero and $287 million measured at fair value as of December 31, 2024 and December 31, 2023, respectively (note 5)	831	1,180
Deferred income tax liabilities (note 7)	6	49
Financial instrument liabilities (note 3)	—	21
Series A Preferred Stock liability (note 8)	—	249
Other liabilities	158	253
Total liabilities	2,222	2,328
Equity
Series A common stock, $.01 par value. Authorized 200,000,000 shares; issued and outstanding 73,084,484 at December 31, 2024 and 73,066,321 at December 31, 2023	1	1
Series B common stock, $.01 par value. Authorized 7,500,000 shares; issued and outstanding 4,815,438 at December 31, 2024 and 4,057,532 at December 31, 2023	—	—
Series C common stock, $.01 par value. Authorized 200,000,000 shares; no shares issued	—	—
Additional paid-in capital	317	307
Accumulated other comprehensive earnings (loss), net of taxes	(10)	(2)
Retained earnings (deficit)	(902)	(724)
Total stockholders' equity	(594)	(418)
Noncontrolling interests in equity of subsidiaries	1,262	1,650
Total equity	668	1,232
Commitments and contingencies (note 12)
Total liabilities and equity	$2,890	3,560

See accompanying notes to consolidated financial statements.

LIBERTY TRIPADVISOR HOLDINGS, INC.

Consolidated Statements of Operations

Years ended December 31, 2024, 2023 and 2022

	2024	2023	2022

	amounts in millions, except
	per share amounts
Total revenue, net	$1,835	1,788	1,492
Operating costs and expenses:
Cost of sales (exclusive of depreciation and amortization as shown separately below)	131	119	78
Marketing	729	705	576
Personnel, including stock-based compensation (note 2)	595	570	503
Technology	91	80	63
General and administrative, including stock-based compensation (note 2)	107	92	87
Depreciation and amortization	85	87	97
Restructuring and other related reorganization costs (note 12)	21	22	—
Impairment of goodwill and intangible assets (note 4)	663	1,025	—
	2,422	2,700	1,404
Operating income (loss)	(587)	(912)	88
Other income (expense):
Interest expense	(71)	(67)	(65)
Dividend and interest income	50	49	16
Realized and unrealized gains (losses) on financial instruments, net	5	(32)	62
Other, net	(9)	(5)	(8)
	(25)	(55)	5
Earnings (loss) before income taxes	(612)	(967)	93
Income tax (expense) benefit (note 7)	(49)	(53)	(47)
Net earnings (loss)	(661)	(1,020)	46
Less net earnings (loss) attributable to the noncontrolling interests	(483)	(735)	16
Net earnings (loss) attributable to Liberty TripAdvisor Holdings, Inc. shareholders	$(178)	(285)	30

Basic net earnings (loss) attributable to Series A and Series B Liberty TripAdvisor Holdings, Inc. shareholders per common share (note 2):	$(2.31)	(3.75)	0.39
Diluted net earnings (loss) attributable to Series A and Series B Liberty TripAdvisor Holdings, Inc. shareholders per common share (note 2):	$(2.31)	(3.75)	0.39

See accompanying notes to consolidated financial statements.

LIBERTY TRIPADVISOR HOLDINGS, INC.

Consolidated Statements of Comprehensive Earnings (Loss)

Years ended December 31, 2024, 2023 and 2022

	2024	2023	2022

	amounts in millions
Net earnings (loss)	$(661)	(1,020)	46
Other comprehensive earnings (loss), net of taxes:
Foreign currency translation adjustments	(24)	12	(30)
Credit risk on fair value debt instruments gains (losses)	(4)	(14)	36
Reclassification adjustments included in net earnings (loss)	3	—	1
Other comprehensive earnings (loss)	(25)	(2)	7
Comprehensive earnings (loss)	(686)	(1,022)	53
Less comprehensive earnings (loss) attributable to the noncontrolling interests	(500)	(726)	(7)
Comprehensive earnings (loss) attributable to Liberty TripAdvisor Holdings, Inc. shareholders	$(186)	(296)	60

See accompanying notes to consolidated financial statements.

LIBERTY TRIPADVISOR HOLDINGS, INC.

Consolidated Statements of Cash Flows

Years ended December 31, 2024, 2023 and 2022

	2024	2023	2022

	amounts in millions
Cash flows from operating activities:
Net earnings (loss)	$(661)	(1,020)	46
Adjustments to reconcile net earnings (loss) to net cash provided by operating activities:
Depreciation and amortization	85	87	97
Stock-based compensation	121	99	93
Realized and unrealized (gains) losses on financial instruments, net	(5)	32	(62)
Impairment of goodwill and intangible assets (note 4)	663	1,025	—
Deferred income tax expense (benefit)	(48)	(87)	(20)
Other charges (credits), net	35	31	30
Changes in operating assets and liabilities
Current and other assets	(12)	26	(14)
Payables and other liabilities	(47)	33	220
Net cash provided (used) by operating activities	131	226	390
Cash flows from investing activities:
Capital expended for property and equipment, including capitalized website development	(74)	(63)	(56)
Other investing activities, net	1	—	4
Net cash provided (used) by investing activities	(73)	(63)	(52)
Cash flows from financing activities:
Borrowings of debt, net of financing costs	493	—	9
Repayment of debt	(501)	—	—
Shares repurchased by subsidiary (note 9)	(25)	(100)	—
Payment of withholding taxes on net share settlements of equity awards	(21)	(17)	(20)
Other financing activities, net	(8)	(10)	(11)
Net cash provided (used) by financing activities	(62)	(127)	(22)
Effect of foreign currency exchange rates on cash, cash equivalents and restricted cash	(11)	1	(23)
Net increase (decrease) in cash, cash equivalents and restricted cash	(15)	37	293
Cash, cash equivalents and restricted cash at beginning of period	1,090	1,053	760
Cash, cash equivalents and restricted cash at end of period	$1,075	1,090	1,053

Cash paid for interest	$60	41	41
Cash paid (received) for income taxes	$170	(140)	(41)

See accompanying notes to consolidated financial statements.

LIBERTY TRIPADVISOR HOLDINGS, INC.

Consolidated Statements of Equity

Years ended December 31, 2024, 2023 and 2022

	Stockholders’ equity
						Accumulated		Noncontrolling
					Additional	other		interest in
	Preferred				paid-in	comprehensive	Retained	equity of	Total
	stock	Series A	Series B	Series C	capital	earnings (loss)	earnings (deficit)	subsidiaries	equity

	amounts in millions
Balance at January 1, 2022	$—	1	—	—	288	(21)	(469)	2,328	2,127
Net earnings (loss)	—	—	—	—	—	—	30	16	46
Other comprehensive earnings (loss)	—	—	—	—	—	30	—	(23)	7
Stock-based compensation	—	—	—	—	24	—	—	78	102
Withholding taxes on net share settlements of stock-based compensation	—	—	—	—	(20)	—	—	—	(20)
Shares issued by subsidiary	—	—	—	—	(5)	—	—	5	—
Balance at December 31, 2022	—	1	—	—	287	9	(439)	2,404	2,262
Net earnings (loss)	—	—	—	—	—	—	(285)	(735)	(1,020)
Other comprehensive earnings (loss)	—	—	—	—	—	(11)	—	9	(2)
Stock-based compensation	—	—	—	—	25	—	—	84	109
Withholding taxes on net share settlements of stock-based compensation	—	—	—	—	(17)	—	—	—	(17)
Shares issued by subsidiary	—	—	—	—	(6)	—	—	6	—
Share repurchased by subsidiary	—	—	—	—	18	—	—	(118)	(100)
Balance at December 31, 2023	—	1	—	—	307	(2)	(724)	1,650	1,232
Net earnings (loss)	—	—	—	—	—	—	(178)	(483)	(661)
Other comprehensive earnings (loss)	—	—	—	—	—	(8)	—	(17)	(25)
Stock-based compensation	—	—	—	—	28	—	—	106	134
Settlement of variable prepaid forward contract with subsidiary shares	—	—	—	—	12	—	—	22	34
Withholding taxes on net share settlements of stock-based compensation	—	—	—	—	(21)	—	—	—	(21)
Shares issued by subsidiary	—	—	—	—	(4)	—	—	4	—
Share repurchased by subsidiary	—	—	—	—	(5)	—	—	(20)	(25)
Balance at December 31, 2024	$—	1	—	—	317	(10)	(902)	1,262	668

See accompanying notes to consolidated financial statements.

LIBERTY TRIPADVISOR HOLDINGS, INC.

Notes to Consolidated Financial Statements

December 31, 2024, 2023 and 2022

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

The accompanying consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the U.S. (“GAAP”) and represent a consolidation of the historical financial information of Tripadvisor. These financial statements refer to the consolidation of Tripadvisor as “TripCo,” “the Company,” “us,” “we” and “our” in the notes to the consolidated financial statements. All significant intercompany accounts and transactions have been eliminated in the consolidated financial statements. Additionally, certain prior period amounts have been reclassified for comparability with the current period presentation.

Description of Business

Tripadvisor operates as a family of brands with the purpose of connecting people to experiences worth sharing. Tripadvisor’s vision is to be the world’s most trusted source for travel and experiences. Tripadvisor operates across three reportable segments: Brand Tripadvisor, Viator, and TheFork. Tripadvisor leverages its brands, technology platforms and capabilities to connect its large, global audience with partners by offering rich content, travel guidance products and services, and two-sided marketplaces for experiences, accommodations, restaurants, and other travel categories.

Brand Tripadvisor offers travelers and experience seekers an online global platform for travelers to discover, generate, and share authentic user-generated content in the form of reviews and opinions for destinations, points-of-interest, experiences, accommodations, restaurants, and cruises in over 40 countries and in more than 20 languages across the world. Tripadvisor offers more than 1 billion user-generated reviews and opinions on over 9 million experiences, accommodations, restaurants, airlines, and cruises. Viator’s online marketplace is comprehensive, connecting travelers to bookable tours, activities and attractions—consisting of nearly 400,000 experiences from more than 65,000 operators. TheFork provides an online marketplace that enables diners to discover and book online reservations at approximately 55,000 restaurants in 11 countries, across the U.K., and western and central Europe.

Risks and Uncertainties

Tripadvisor and the Company were negatively impacted by the risks and uncertainties related to the COVID-19 pandemic and Tripadvisor’s business would be adversely and materially affected upon a resurgence of COVID-19 or the emergence of any new pandemic or other health crisis that results in reinstated travel bans and/or other government restrictions and mandates. In addition, the U.S. and other countries have seen elevated levels of inflation and fluctuating discretionary spending patterns by consumers all of which may impact Tripadvisor’s business. If macroeconomic conditions deteriorate, consumer demand and spending may decline. Tripadvisor may not be able to pass on increased costs to its customers and any inability to navigate the macroeconomic environment could harm its business, results of operations and financial condition.

Additionally, natural disasters, public health-related events, political instability, geopolitical conflicts, including the evolving events in the Middle East and between Ukraine and Russia, acts of terrorism, fluctuations in currency values,

LIBERTY TRIPADVISOR HOLDINGS, INC.

Notes to Consolidated Financial Statements (Continued)

December 31, 2024, 2023 and 2022

and changes in global economic conditions, are examples of other events that could have a negative impact on the travel industry, and as a result, Tripadvisor’s financial results.

Seasonality

Consumer travel expenditures have historically followed a seasonal pattern. Correspondingly, travel partner advertising investments, and therefore Tripadvisor’s revenue and operating profits, have also historically followed a seasonal pattern. Tripadvisor’s financial performance tends to be highest in the second and third quarters of a given year, which includes the seasonal peak in consumer demand, including traveler accommodation stays, and travel experiences taken, compared to the first and fourth quarters, which represent seasonal low points. In addition, during the first half of the year, experience bookings typically exceed the amount of completed experiences, resulting in higher cash flow related to working capital, while during the second half of the year, particularly in the third quarter, this pattern reverses and cash flows from these transactions are typically negative. Other factors may also impact typical seasonal fluctuations, such as significant shifts in Tripadvisor’s business mix, adverse economic conditions, public health-related events, as well as other factors.

Spin-Off of TripCo from Qurate Retail

The TripCo Spin-Off was completed on August 27, 2014. Following the TripCo Spin-Off, Qurate Retail and TripCo operate as separate, publicly traded companies, and neither has any stock ownership, beneficial or otherwise, in the other. In connection with the TripCo Spin-Off, TripCo entered into certain agreements, including the services agreement, the facilities sharing agreement and the tax sharing agreement, with Qurate Retail and/or Liberty Media Corporation (“Liberty Media”) (or certain of their subsidiaries) in order to govern certain of the ongoing relationships between the companies after the TripCo Spin-Off and to provide for an orderly transition. It is expected that the services agreement and the facilities sharing agreement will terminate at the effective time of the Merger

Pursuant to the services agreement, Liberty Media provides TripCo with general and administrative services including legal, tax, accounting, treasury and investor relations support. Liberty TripCo reimburses Liberty Media for direct, out-of-pocket expenses incurred by Liberty Media in providing these services and TripCo pays a services fee to Liberty Media under the services agreement that is subject to adjustment semi-annually, as necessary.

Pursuant to the services agreement, in connection with Liberty Media’s employment arrangement with Gregory B. Maffei, TripCo’s Chairman, President and Chief Executive Officer, components of Mr. Maffei’s compensation were either paid directly to him or reimbursed to Liberty Media, based on allocations set forth in the services agreement. For each of the years ended December 31, 2024, 2023 and 2022, the allocation percentage for TripCo was 5%.

Mr. Maffei’s employment arrangement with Liberty Media expired on December 31, 2024.  Mr. Maffei continues to serve as President and Chief Executive Officer of TripCo and Chairman of the TripCo board of directors, and was appointed as the Chairman of the Executive Committee of the TripCo board of directors (the “Executive Committee”). As a non-employee director, Mr. Maffei receives the following amounts: (i) an annual retainer equal to $184,060 (payable quarterly in arrears) for his service as a non-employee director of TripCo, effective January 1, 2025, (ii) an annual fee equal to $5,000 (payable quarterly in arrears) for his service as a member of the Executive Committee and (iii) a fee equal to $25,000 (payable quarterly in arrears) for his service as the Chairman of the Executive Committee.

Under the facilities sharing agreement, TripCo shares office space with Liberty Media and related amenities at Liberty Media’s corporate headquarters in Englewood, Colorado.

LIBERTY TRIPADVISOR HOLDINGS, INC.

Notes to Consolidated Financial Statements (Continued)

December 31, 2024, 2023 and 2022

The tax sharing agreement provides for the allocation and indemnification of tax liabilities and benefits between Qurate Retail and TripCo and other agreements related to tax matters.

Under these agreements, approximately $3 million was reimbursable to Liberty Media for each of the years ended December 31, 2024, 2023, and 2022.

Going Concern

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

In applying the accounting guidance in ASC 205, TripCo considered its current financial condition and liquidity sources, including current funds available, forecasted future cash flows and its conditional and unconditional obligations due over the twelve months after the date that its financial statements were issued. The Company specifically considered the redemption of  TripCo’s 8% Series A Cumulative Redeemable Preferred Stock, par value $0.01 per share (the “Series A Preferred Stock”) and TripCo’s 0.50% Exchangeable Senior Debentures due 2051 (the “Debentures”) in its analysis.

As disclosed in note 8, the Company’s Series A Preferred Stock is required to be redeemed for cash on March 27, 2025.  In connection with the Merger (as defined and described below), Certares entered into a letter agreement with the Company and Tripadvisor (the “Side Letter”) pursuant to which, among other things, Certares has agreed, subject to the terms of the Side Letter, to waive this mandatory redemption date through the date of the proposed Merger. As of December 31, 2024, the Redemption Price (as defined in note 8) of the Series A Preferred Stock was $271 million. As disclosed in note 5, the Debentures may be redeemed by TripCo, in whole or in part, on or after March 27, 2025. Holders of the Debentures also have the right to require TripCo to purchase their Debentures on March 27, 2025. As of December 31 2024, the fair value of the Debentures was $324 million. If all holders put their Debentures on March 27, 2025 and upon the redemption of the Company’s Series A Preferred Stock, TripCo would not have sufficient cash on hand to cover these obligations as of December 31, 2024. We note that Tripadvisor has sufficient cash to cover these obligations, but TripCo does not have ready access to Tripadvisor’s cash.

On December 18, 2024, TripCo entered into an Agreement and Plan of Merger with Tripadvisor and Telluride Merger Sub Corp., a Delaware corporation and an indirect wholly owned subsidiary of Tripadvisor (“Merger Sub”), whereby subject to the terms and conditions thereof, (i) Merger Sub will merge with and into the Company (the “Merger”), with the Company surviving the Merger as the surviving corporation (the “surviving corporation”) and an indirect wholly owned subsidiary of Tripadvisor; and (ii) the Merger will be immediately followed by a merger of the Company, as the surviving corporation in the Merger, with and into TellurideSub LLC, a Delaware limited liability company and a direct wholly owned subsidiary of Tripadvisor (“ParentSub LLC”) (such merger, the “ParentSub LLC merger”), with ParentSub LLC surviving the ParentSub LLC merger as the surviving company and a wholly owned subsidiary of Tripadvisor.

At the effective time of the Merger (the “effective time”):

●	each share of TripCo’s (i) Series A common stock, par value $0.01 per share (the “LTRPA”), and (ii) Series B common stock, par value $0.01 per share (the “LTRPB”), in each case, issued and outstanding immediately prior to the effective time (other than (a) shares held by TripCo as treasury stock, (b) shares held by TRIP or Merger Sub (such shares in clauses (a) and (b), collectively, the “Excluded Treasury Shares”), or (c) shares held by

LIBERTY TRIPADVISOR HOLDINGS, INC.

Notes to Consolidated Financial Statements (Continued)

December 31, 2024, 2023 and 2022

dissenting stockholders) would be converted into the right to receive $0.2567 in cash (without interest thereon); and
●	all shares of the Series A Preferred Stock, issued and outstanding immediately prior to the effective time (other than the Excluded Treasury Shares) would be converted into the right to receive in the aggregate (i) $42,471,000 in cash, without interest thereon, and (ii) 3,037,959 validly issued, fully paid and nonassessable shares of Tripadvisor’s common stock, par value $0.001 per share.

Concurrently with or promptly after the consummation of the Merger, the Debentures will be redeemed pursuant to the terms of the Indenture.  In the event (i) any holder of the Debentures exercises its put right under the Indenture or (ii) any holder of the Debentures elects to exchange its Debentures pursuant to the Indenture, in each case prior to the consummation of the Merger, then Tripadvisor (or its subsidiaries) shall make cash loans to TripCo in an amount (including reasonable fees and expenses related thereto) that TripCo reasonably determines is necessary to repurchase or settle its exchange obligation with respect to the applicable Debentures in full in cash.

As the proposed Merger is not yet approved by shareholder vote, management’s plans do not alleviate the substantial doubt that the Company will continue as a going concern.

If the Merger is not consummated, the Company may lack sufficient liquidity to continue its operations and may need to restrict its spending, liquidate all or a portion of its assets or pursue other strategic alternatives, and/or seek protection under the provisions of the U.S. Bankruptcy Code.

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

LIBERTY TRIPADVISOR HOLDINGS, INC.

Notes to Consolidated Financial Statements (Continued)

December 31, 2024, 2023 and 2022

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

The following table presents the changes in the allowance for credit losses for the periods presented:

	Years ended December 31,
	2024	2023	2022

	amounts in millions

Balance, beginning of period	$21	28	28
Provision charged to expense	8	6	6
Write-offs, net of recoveries and other adjustments	(4)	(13)	(6)
Balance, end of period	$25	21	28

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

LIBERTY TRIPADVISOR HOLDINGS, INC.

Notes to Consolidated Financial Statements (Continued)

December 31, 2024, 2023 and 2022

Property and Equipment

Property and equipment, at cost consists of the following:

	December 31,
	2024	2023

	amounts in millions
Finance lease right-of-use asset	$114	114
Leasehold improvements	24	37
Computer equipment and purchased software	56	64
Furniture, office equipment and other	15	17
Total property and equipment, at cost	$209	232

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

December 31, 2024, 2023 and 2022

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

Noncontrolling Interests

Noncontrolling interest relates to the equity ownership interest in Tripadvisor that the Company does not own. The Company reports noncontrolling interests of consolidated companies within equity in the consolidated balance sheets and the amount of net earnings (loss) attributable to the parent and to the noncontrolling interest is presented in the consolidated statements of operations. Also, changes in ownership interests in consolidated companies in which the Company maintains a controlling interest are recorded in equity.

LIBERTY TRIPADVISOR HOLDINGS, INC.

Notes to Consolidated Financial Statements (Continued)

December 31, 2024, 2023 and 2022

Foreign Currency Translation and Transaction Gains and Losses

The functional currency of the Company is the U.S. dollar. The functional currency of the Company’s foreign operations generally is the applicable local currency for each foreign subsidiary. Assets and liabilities of foreign subsidiaries are translated at the spot rate in effect at the applicable reporting date, and the consolidated statements of operations are translated at the average exchange rates in effect during the applicable period. The resulting unrealized cumulative translation adjustment, net of applicable income taxes, is recorded as a component of accumulated other comprehensive earnings (loss) in equity.

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

Accordingly, we have recorded foreign currency exchange losses of $3 million, $5 million and $9 million for the years ended December 31, 2024, 2023, and 2022, respectively, in other, net on our consolidated statements of operations.

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
(4)	Allocation of the transaction price to the performance obligations in the contract
(5)	Recognition of revenue when, or as, Tripadvisor satisfies a performance obligation

At contract inception, Tripadvisor assesses the services promised in its contracts with customers and identifies a performance obligation for each promise to transfer to the customer a service (or bundle of services) that is distinct. To identify the performance obligations, Tripadvisor considers all of the services promised in the contract regardless of whether they are explicitly stated or are implied by customary business practices. There was no significant revenue recognized in the years ended December 31, 2024, 2023 and 2022 related to performance obligations satisfied in prior periods. Tripadvisor has applied a practical expedient and does not disclose the value of unsatisfied performance obligations that have an original expected duration of less than one year. Tripadvisor expects to complete its performance obligations within one year from the initial transaction date. The value related to Tripadvisor’s remaining or partially satisfied performance obligations relates to subscription services that are satisfied over time or services that are recognized at a point in time, but not yet achieved.  The timing of services, invoicing and payments do not include a significant financing component. Tripadvisor’s customer invoices are generally due 30 days from the time of invoicing.

Tripadvisor recognizes an asset for the incremental costs of obtaining a contract with a customer if it expects the benefit of those costs to be longer than one year. Although the substantial majority of its contract costs have an amortization period of less than one year, Tripadvisor has determined contract costs arising from certain sales incentives have an amortization period in excess of one year given the high likelihood of contract renewal. Sales incentives are not paid upon renewal of these contracts and therefore are not commensurate with the initial sales incentive costs. As of both December

LIBERTY TRIPADVISOR HOLDINGS, INC.

Notes to Consolidated Financial Statements (Continued)

December 31, 2024, 2023 and 2022

31, 2024 and 2023, there were $3 million of unamortized contract costs in other long-term assets on the consolidated balance sheet. Tripadvisor amortizes these contract costs on a straight-line basis over the estimated customer life, which is based on historical customer retention rates. Amortization expense recorded to personnel expense on the consolidated statements of operations during each of the years ended December 31, 2024, 2023 and 2022, was $1 million. Tripadvisor assesses such asset for impairment when events or circumstances indicate that the carrying amount may not be recoverable. No impairments were recognized during the years ended December 31, 2024, 2023 and 2022.

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

Brand Tripadvisor Segment

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

Tripadvisor also generates revenue from its cost-per-acquisition (“CPA”) model, which consists of contextually-relevant booking links to its travel partner’s websites which are advertised on its platform. Tripadvisor earns a commission from its travel partners, based on a pre-determined contractual commission rate, for each traveler who clicks to and books a hotel reservation on the travel partner’s website, which results in a traveler stay. CPA revenue is billable only upon the completion of each traveler’s stay resulting from a hotel reservation. The travel partners provide the service to the travelers, and Tripadvisor acts as an agent under GAAP. Tripadvisor’s performance obligation is complete at the time of the hotel reservation booking, and the commission earned is recognized upon booking, as Tripadvisor has no post-booking service obligations. Tripadvisor recognizes this revenue net of an estimate of the impact of cancellations, using historical cancellation rates and current trends. Contract assets are recognized at the time of booking for commissions that are billable upon the completion of a traveler’s stay. CPA revenue is generally billed to Tripadvisor’s travel partners two months after traveler stays are completed.

In addition, Tripadvisor offers business to business solutions, including subscription-based advertising to hotels, owners of B&Bs and other specialty lodging properties. Subscription-based advertising services are predominantly sold for a flat fee for a contracted period of time of one year or less and revenue is recognized on a straight-line basis over the period of the subscription service as efforts are expended evenly throughout the contract period.

To a lesser extent, Tripadvisor also offers travel partners the opportunity to advertise and promote their business through hotel sponsored placements on its platform. This service is generally priced on a CPC basis, with payments from travel partners determined by the number of travelers who click on the sponsored link multiplied by the CPC rate for each

LIBERTY TRIPADVISOR HOLDINGS, INC.

Notes to Consolidated Financial Statements (Continued)

December 31, 2024, 2023 and 2022

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

Other. Tripadvisor’s vacation rentals offering provides information and services that allow travelers to research and book vacation and short-term rental properties. Prior to the fourth quarter of 2024, Tripadvisor earned commissions associated with rental transactions through its free-to-list model from both the traveler and the property owner or manager. Tripadvisor provided post-booking services to the travelers, property owners and managers until the time the rental commenced, which was the time the performance obligation was satisfied and revenue was recognized. Under GAAP, Tripadvisor acted as an agent in these transactions, as it did not control any properties before the property owner provided the accommodation to the traveler and had no inventory risk. Accordingly, this commission revenue was recorded on a net basis.

As of the beginning of the fourth quarter of 2024, Tripadvisor’s performance obligation in the vacation rentals offering is to display and promote vacation rentals inventory from partners on its platform, including contextually-relevant booking links to third-party booking partners, Tripadvisor’s customers, in exchange for a commission when travelers complete a booking on the third-party booking partner's website. The third-party booking partner is responsible for completing the booking, payment processing and post-booking services to the travelers. Tripadvisor does not control the service or have inventory risk, and therefore acts as an agent for these transactions under GAAP. Accordingly, Tripadvisor’s performance obligation is satisfied and revenue is recognized at the time of the booking, as it has no post-booking obligations to the traveler. Tripadvisor recognizes this revenue net of an estimate of the impact of cancellations, which is not material, using historical cancellation rates and current trends. Tripadvisor generally invoices and receives commissions directly from third-party bookings partners upon the completion of a traveler's stay. Therefore, contract assets are recognized at the time of booking for commissions earned that are billable upon the completion of a traveler's stay.

LIBERTY TRIPADVISOR HOLDINGS, INC.

Notes to Consolidated Financial Statements (Continued)

December 31, 2024, 2023 and 2022

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

TheFork Segment

Tripadvisor provides information and services for consumers to research and book dining reservations through its dedicated online restaurant reservations platform, TheFork. Tripadvisor primarily generates transaction fees (or per seated diner fees) that are paid by its restaurant customers for diners seated primarily from bookings through TheFork’s online reservation system.  The transaction fee is recognized as revenue after the reservation is fulfilled, or as diners are seated by Tripadvisor’s restaurant customers. Tripadvisor invoices restaurants monthly for transaction fees.

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

December 31, 2024, 2023 and 2022

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

	Years ended December 31,
	2024	2023	2022

	amounts in millions

Brand Tripadvisor
Tripadvisor-branded hotels	$585	659	650
Media and advertising	150	145	130
Tripadvisor experiences and dining	169	176	134
Other	45	51	52
Total Brand Tripadvisor	949	1,031	966

Viator	840	737	493
TheFork	181	154	126
Intersegment eliminations	(135)	(134)	(93)
Total Revenue	$1,835	1,788	1,492

The following table provides information about the opening and closing balances of accounts receivable and contract assets from contracts with customers:

	December 31,
	2024	2023

	amounts in millions

Accounts receivable	$187	177
Contract assets	20	15
Total	$207	192

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

Contract liabilities generally include payments received in advance of performance under the contract, and are realized as revenue as the performance obligation to the customer is satisfied, which Tripadvisor presents as deferred revenue on its consolidated balance sheet. As of January 1, 2024 and 2023, Tripadvisor had $49 million and $44 million, respectively, recorded as deferred revenue on its consolidated balance sheet, of which $46 million and $41 million was recognized into revenue during the years ended December 31, 2024 and 2023, respectively, and $3 million was refunded due to cancellations by travelers during both of the years ended December 31, 2024 and 2023.

LIBERTY TRIPADVISOR HOLDINGS, INC.

Notes to Consolidated Financial Statements (Continued)

December 31, 2024, 2023 and 2022

There were no significant changes in deferred revenue during the years ended December 31, 2024 and 2023, related to business combinations, impairments, cumulative catch-ups or other material adjustments.

Advertising Costs

Tripadvisor’s advertising costs are reported as “Marketing expenses” in the consolidated statement of operations.  Tripadvisor incurs advertising expense consisting of paid online advertising expense, traffic acquisition costs (including search engine marketing (“SEM”) and other online traffic acquisition costs), syndication costs and affiliate marketing commissions, social media costs, brand advertising (including connected television, traditional television and other offline advertising), promotions and public relations, to promote its brands. Costs associated with communicating the advertisements are expensed in the period in which the advertisement takes place. Production costs associated with advertisements are expensed in the period in which the advertisement first takes place. Advertising expense was $729 million, $705 million and $576 million for the years ended December 31, 2024, 2023 and 2022, respectively.

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

Included in the accompanying consolidated statements of operations are the following amounts of stock-based compensation for the years ended December 31, 2024, 2023 and 2022:

	December 31,
	2024	2023	2022

	amounts in millions
Personnel	$120	96	88
General and administrative	1	3	5
	$121	99	93

During the years ended December 31, 2024, 2023 and 2022, Tripadvisor capitalized $13 million, $10 million and $10 million, respectively, of stock-based compensation expense as website development costs.

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

December 31, 2024, 2023 and 2022

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

Deferred Merchant Payables

In Tripadvisor’s experiences offerings, Tripadvisor receives payment from travelers at the time of booking or prior to the experience, and records these amounts, net of Tripadvisor’s commissions, on its consolidated balance sheet as deferred merchant payables. Tripadvisor pays experience operators after the travelers’ use. Therefore, it receives payment from the traveler prior to paying the experience operator and this operating cycle represents a working capital source or use of cash to Tripadvisor. Tripadvisor’s deferred merchant payables balance was $255 million and $237 million for the years ended December 31, 2024 and 2023, respectively.

Certain Risks and Concentrations

Tripadvisor’s business is subject to certain risks and concentrations, including a concentration related to dependence on relationships with its customers. For the year ended December 31, 2024, Booking Holdings Inc. (“Booking”), and its subsidiaries accounted for 10% or more of consolidated revenue, and together with Expedia Group Inc., and its subsidiaries (“Expedia”), Tripadvisor’s two most significant travel partners, accounted for approximately 22% of consolidated revenue. For the years ended December 31, 2023 and 2022, Expedia and Booking each accounted for 10% or more of Tripadvisor’s consolidated revenue, and together accounted for approximately 25% and 31%, respectively, of its total revenue. Additionally, Tripadvisor’s business is dependent on relationships with third-party service providers it relies on to fulfill service obligations to Tripadvisor’s customers where Tripadvisor is the merchant of record, such as Tripadvisor’s experience operators. However, no one operator’s inventory resulted in more than 10% of Tripadvisor’s revenue on a consolidated basis in any period presented. As of both December 31, 2024 and 2023, Expedia accounted for approximately 10% of Tripadvisor’s consolidated accounts receivable, net.

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

LIBERTY TRIPADVISOR HOLDINGS, INC.

Notes to Consolidated Financial Statements (Continued)

December 31, 2024, 2023 and 2022

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

Comprehensive Income (Loss)

Comprehensive income (loss) consists of net earnings (loss), cumulative foreign currency translation adjustments and comprehensive earnings (loss) attributable to debt credit risk adjustments.

Earnings (Loss) per Common Share (EPS)

Basic earnings (loss) per common share (“EPS”) is computed by dividing net earnings (loss) available to common shareholders by the weighted average number of common shares outstanding (“WASO”) for the period. Diluted EPS presents the dilutive effect on a per share basis of potential common shares as if they had been converted at the beginning of the periods presented. Excluded from EPS for the years ended December 31, 2024, 2023 and 2022 are 1 million, 2 million and 3 million potential common shares, respectively, because their inclusion would be antidilutive.

	Years ended December 31,
	2024	2023	2022

	in millions
Basic WASO	77	76	76
Potentially dilutive shares (a)	1	2	1
Diluted WASO	78	78	77
(a)	Potentially dilutive shares are excluded from the computation of diluted EPS during periods in which losses are reported since the result would be antidilutive.

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

New Accounting Pronouncements Not Yet Adopted

In December 2023, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2023-09, Improvements to Income Tax Disclosures, which requires more detailed income tax disclosures. The guidance requires entities to disclose disaggregated information about their effective tax rate reconciliation as well as expanded information on income taxes paid by jurisdiction. The disclosure requirements will be applied on a prospective basis, with the option to apply them retrospectively. The effective date for the standard is for fiscal years beginning after December 15, 2024, with early adoption permitted. The Company is in the process of evaluating the impact of the new standard on the related disclosures.

LIBERTY TRIPADVISOR HOLDINGS, INC.

Notes to Consolidated Financial Statements (Continued)

December 31, 2024, 2023 and 2022

In November 2024, the FASB issued ASU 2024-03, Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses, which expands disclosures about specific expense categories at interim and annual reporting periods. The standard is effective for fiscal years beginning after December 15, 2026, and interim periods within fiscal years beginning after December 15, 2027, with early adoption permitted. The Company is in the process of evaluating the impact of the new standard on the related disclosures.

In November 2024, the FASB issued ASU 2024-04, Debt—Debt with Conversion and Other Options (Subtopic 470-20) Induced conversions of convertible debt instruments, which clarifies the requirements for determining whether certain settlements of convertible debt instruments should be accounted for as an induced conversion. This guidance is effective for annual reporting periods beginning after December 15, 2025 and interim reporting periods within those annual reporting periods. Early adoption is permitted.  The Company is in the process of evaluating the impact of the new standard on the related disclosures.

Recently Adopted Accounting Pronouncements

In November 2023, the FASB issued  ASU 2023-07, Improvements to Reportable Segment Disclosures, which is intended to improve reportable segment disclosure requirements, primarily through additional disclosures about significant segment expenses. The standard is effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024. The Company adopted this guidance for the year ended December 31, 2024 and has applied it retrospectively to all prior periods presented in the financial statements, which did not result in a change to previously reported operating segments revenue or Adjusted OIBDA. See note 13 for segment disclosures.

Revised Operating Expense Presentation

During the fourth quarter of 2024, TripCo revised its operating expense captions on its consolidated statements of operations to better align Tripadvisor’s financial presentation with how management assesses performance and makes strategic decisions in its business operations, and to provide additional clarity and understanding of its operating expenses for investors. Prior year amounts have been reclassified to conform to the current period presentation. The revised presentation did not result in a change to previously reported revenue, total costs and expenses, operating income (loss), earnings (loss) before income taxes, or net earnings (loss). Below is a brief description of the major cost components within the revised operating expense captions presented on the consolidated statements of operations:

●Cost of Sales: Cost of sales consists of expenses that are directly related or closely correlated to revenue generation, including direct costs, such as credit card and other booking transaction payment fees, media production costs, ad serving fees, and other revenue generating costs. In addition, cost of sales includes operating costs such as bad debt expense and non-income taxes, including sales, use, digital services, and other non-income revenue related taxes.
●Marketing: Marketing expenses consist of direct costs, including traffic generation costs from paid online traffic acquisition costs (including search engine marketing and other online traffic acquisition costs), syndication costs and affiliate marketing commissions, social media costs, brand advertising (including connected television, traditional television and other offline advertising), promotions and public relations.
●Personnel: Personnel expenses consist primarily of salaries, payroll taxes, bonuses, employee health and other benefits, and stock-based compensation. In addition, personnel expenses include costs associated with contingent staff, bonuses and commissions for sales, sales support, customer support and marketing employees.

LIBERTY TRIPADVISOR HOLDINGS, INC.

Notes to Consolidated Financial Statements (Continued)

December 31, 2024, 2023 and 2022

●Technology: Technology expenses consist primarily of licensing, data center costs including cloud-based solutions, maintenance, computer supplies, telecom, and content translation and localization costs.
●General and administrative: General and administrative expenses consist primarily of professional service fees and other fees including audit, legal, tax and accounting, other operating costs including real estate and office expenses, non-compensation related personnel expenses such as travel, relocation, recruiting, and training expenses, and corporate level expenses.

The table below shows the reclassification adjustments amongst costs and expenses on the consolidated statements of operations for the periods presented:

	As Reported December 31, 2023	Adjustments		As Adjusted December 31, 2023	As Reported December 31, 2022	Adjustments		As Adjusted December 31, 2022

	(in millions)				(in millions)
Cost of Sales	$—	$119	1	$119	$—	$78	1	$78
Marketing	—	705	2	705	—	576	2	576
Personnel, including stock-based compensation	—	570	3	570	—	503	3	503
Technology	—	80	4	80	—	63	4	63
General and administrative, including stock-based compensation (formerly Selling general and administrative, including stock-based compensation)	1,144	(1,052)	5	92	969	(882)	5	87
Operating expense, including stock based compensation	422	(422)		—	338	(338)		—
Total	$1,566	$—		$1,566	$1,307	$—		$1,307

(1)Reclass of the costs related to revenue generating activities, from operating expense to Costs of Sales.
(2)Reclass of marketing expenses, from selling, general and administrative (“SG&A”), to Marketing.
(3)Reclass of people costs from SG&A to Personnel.
(4)Reclass of technology costs, from operating expense to Technology.
(5)Reclass of marketing expenses and people costs from SG&A to Marketing and Personnel, with the exception of corporate stock based compensation.

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

LIBERTY TRIPADVISOR HOLDINGS, INC.

Notes to Consolidated Financial Statements (Continued)

December 31, 2024, 2023 and 2022

The Company’s assets and liabilities measured at fair value are as follows:

	December 31, 2024			December 31, 2023
		Quoted prices	Significant		Quoted prices	Significant
		in active	other		in active	other
		markets for	observable		markets for	observable
		identical assets	inputs		identical assets	inputs
Description	Total	(Level 1)	(Level 2)	Total	(Level 1)	(Level 2)

	amounts in millions
Cash equivalents	$333	333	—	404	404	—
Variable Prepaid Forward	$—	—	—	6	—	6
TripCo Exchangeable Senior Debentures due 2051	$324	—	324	287	—	287
Preferred Stock Derivative	$—	—	—	21	—	21

TripCo generally classifies cash equivalents and marketable securities, if any, within Level 1 and Level 2 as it values these financial instruments using quoted market prices (Level 1) or alternative pricing sources (Level 2). Fair values for Level 2 investments are considered Level 2 valuations because they are obtained from independent pricing sources for identical or comparable instruments, rather than direct observations of quoted prices in active markets.

The fair value of TripCo’s 0.50% Exchangeable Senior Debentures due 2051 (the “Debentures”) is based on quoted market prices, however, the Debentures are not considered to be traded on “active markets.”  Accordingly, they are reported in the foregoing table as Level 2 fair value.

On August 20, 2022, a wholly owned subsidiary of the Company (“TripSPV”), amended its variable prepaid forward (“VPF”) with a financial institution with respect to 2.4 million shares of Tripadvisor (“TRIP”) common stock held by the Company. Pursuant to the amendment to the VPF, the VPF had a forward floor price of $23.64 per share and a forward cap price of $29.24 per share. TripSPV received proceeds of approximately $9 million on August 11, 2022 (see note 6) in connection with the amendment. The VPF was included in other assets in the consolidated balance sheet as of December 31, 2023. On December 19, 2024, TripSPV delivered 2.4 million shares of TRIP common stock to settle the VPF. See note 5 for further information.

As a result of the Repurchase Agreement, as defined and described in note 8, TripCo determined the Series A Preferred Stock required liability treatment and needed to be bifurcated between a debt host and derivative (the “Preferred Stock Derivative”). The Preferred Stock Derivative was recorded at fair value upon the reclassification from temporary equity. Changes in the fair values of the VPF and Preferred Stock Derivative are recognized in realized and unrealized gains (losses) on financial instruments, net in the consolidated statements of operations. The Preferred Stock Derivative is included in financial instrument liabilities in the consolidated balance sheet as of December 31, 2023.

The fair value of the Preferred Stock Derivative and VPF (prior to settlement) were derived from a Black-Scholes-Merton model using observable market data as the significant inputs.

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

December 31, 2024, 2023 and 2022

balance sheets. See note 5 for a description of the fair value of the Company’s fixed rate debt. See note 8 for a description of the fair value of the debt host component of the Company’s Preferred Stock Derivative.

Realized and Unrealized Gains (Losses) on Financial Instruments

Realized and unrealized gains (losses) on financial instruments are comprised of changes in the fair value of the following:

	Years ended December 31,
	2024	2023	2022

	amounts in millions
TripCo Exchangeable Senior Debentures due 2051	$(33)	(36)	(5)
Variable Prepaid Forward	16	(5)	18
Preferred Stock Derivative	21	9	45
Tripadvisor foreign currency forward contracts	1	—	4
	$5	(32)	62

The Company has elected to account for the Debentures using the fair value option. Changes in the fair value of the Debentures and financial instrument assets and liabilities recognized in the consolidated statement of operations are primarily due to market factors primarily driven by changes in the fair value of the underlying shares of the financial instruments. The Company isolates the portion of the unrealized gain (loss) attributable to the change in the instrument specific credit risk and recognizes such amount in other comprehensive earnings (loss). The change in the fair value of the Debentures attributable to changes in the instrument specific credit risk was a loss of $4 million, a loss of $14 million and a gain of $36 million for the years ended December 31, 2024, 2023, and 2022, respectively.  The cumulative change was a gain of $24 million as of December 31, 2024.

(4) Goodwill and Other Intangible Assets

Goodwill and Indefinite Lived Intangible Assets

Changes in the carrying amount of goodwill are as follows:

	Brand Tripadvisor	Viator	TheFork	Total

	amounts in millions
Balance at December 31, 2022	$1,977	119	104	2,200
Foreign currency translation adjustments	2	1	4	7
Impairments (1)	(820)	—	—	(820)
Balance at December 31, 2023	$1,159	120	108	1,387
Foreign currency translation adjustments	—	(3)	(12)	(15)
Impairments (1)	(518)	—	—	(518)
Balance at December 31, 2024	$641	117	96	854
(1)	See discussion regarding impairment of goodwill below.

As presented in the accompanying consolidated balance sheets, trademarks are the other significant indefinite lived intangible asset. See the disclosure below for information related to the 2024 and 2023 impairments of the Company’s

LIBERTY TRIPADVISOR HOLDINGS, INC.

Notes to Consolidated Financial Statements (Continued)

December 31, 2024, 2023 and 2022

trademarks. Other fluctuations in the trademark balance from the prior year were due to the change in foreign exchange rates.

Intangible Assets Subject to Amortization

Intangible assets subject to amortization are comprised of the following:

	December 31, 2024				December 31, 2023
	Weighted
	Average	Gross		Net	Gross		Net
	Remaining	carrying	Accumulated	carrying	carrying	Accumulated	carrying
	Useful Life	amount	amortization	amount	amount	amortization	amount

	in years	amounts in millions
Customer relationships	3	$1,018	(1,013)	5	1,038	(1,030)	8
Other	3	744	(628)	116	701	(593)	108
Total		$1,762	(1,641)	121	1,739	(1,623)	116

Amortization expense was $66 million, $63 million and $74 million for the years ended December 31, 2024, 2023 and 2022, respectively.

Intangible assets are generally amortized on a straight-line basis. The estimated future amortization expense for the next five years related to intangible assets with definite lives as of December 31, 2024 is as follows (amounts in millions):

2025	$26
2026	$25
2027	$24
2028	$23
2029	$23

Impairments

TripCo performed a quantitative analysis of the Brand Tripadvisor reporting unit and Tripadvisor trademark during the fourth quarter of 2024. Based on near-term business trends and their impact on long term assumptions, we concluded that the estimated fair values of the Brand Tripadvisor reporting unit and the Tripadvisor trademark were less than their respective carrying values. As a result, TripCo recognized a goodwill impairment of $518 million and a trademark impairment of $145 million during the year ended December 31, 2024, related to the Brand Tripadvisor reporting unit. The fair value of the reporting unit was determined with the assistance of a third party specialist using a combination of market multiples (market approach) and discounted cash flow (income approach) calculations (Level 3). The fair value of the trademarks was determined with the assistance of a third party specialist using the relief from royalty method (Level 3).

Given a sustained decline in Tripadvisor’s stock price leading up to September 30, 2023, TripCo performed a quantitative analysis of the Brand Tripadvisor reporting unit and Tripadvisor trademark as of September 30, 2023. Based on near-term business trends and their impact on long term assumptions, combined with macroeconomic factors, we concluded that the estimated fair values of the Brand Tripadvisor reporting unit and the Tripadvisor trademark were less than their respective carrying values. As a result, TripCo recognized a goodwill impairment of $820 million and a trademark impairment of $205 million during the year ended December 31, 2023, related to the Brand Tripadvisor

LIBERTY TRIPADVISOR HOLDINGS, INC.

Notes to Consolidated Financial Statements (Continued)

December 31, 2024, 2023 and 2022

reporting unit. The fair value of the reporting unit was determined using a combination of market multiples (market approach) and discounted cash flow (income approach) calculations (Level 3). The fair value of the trademarks was determined using the relief from royalty method (Level 3).

Based on the quantitative assessment performed during the fourth quarter of 2024 and the resulting impairment losses recorded, the estimated fair values of the trademark and Brand Tripadvisor reporting unit approximate their respective carrying values as of December 31, 2024.

As of December 31, 2024, accumulated goodwill impairment losses for Tripadvisor totaled $2,909 million.

(5) Debt

Outstanding debt at December 31, 2024 and 2023 is summarized as follows:

	December 31,
	2024	2023

	amounts in millions
TripCo Exchangeable Senior Debentures due 2051	$324	287
TripCo variable prepaid forward	—	53
Tripadvisor Credit Facility	—	—
Tripadvisor Term Loan B Facility due 2031	499	—
Tripadvisor Senior Notes due 2025	—	500
Tripadvisor Convertible Senior Notes due 2026	345	345
Deferred financing costs	(8)	(5)
Total consolidated TripCo debt	$1,160	1,180
Less debt classified as current	(329)	—
Total long-term debt	$831	1,180

TripCo Exchangeable Senior Debentures due 2051

On March 25, 2021, TripCo issued $300 million aggregate original principal amount of its Debentures.  Pursuant to the terms of the offering, on March 31, 2021, the initial purchasers notified the Company of their intention to exercise the option to purchase $30 million aggregate original principal amount of additional Debentures. The additional Debentures were issued on April 5, 2021. Upon an exchange of Debentures, pursuant to a supplemental indenture entered into on December 18, 2024, TripCo will deliver solely cash to satisfy its exchange obligations. Initially, 14.3299 shares of TRIP common stock are attributable to each $1,000 original principal amount of Debentures, representing an initial exchange price of approximately $69.78 for each share of TRIP common stock. A total of approximately 4.7 million shares of TRIP common stock are attributable to the Debentures. The interest rate on the Debentures is fixed at 0.5%. Interest is payable quarterly on March 31, June 30, September 30 and December 31 of each year. The Debentures may be redeemed by TripCo, in whole or in part, on or after March 27, 2025. Holders of the Debentures also have the right to require TripCo to purchase their Debentures on March 27, 2025. Accordingly, the Debentures are classified as current debt in the consolidated balance sheet as of December 31, 2024. The redemption and purchase price will generally equal 100% of the adjusted principal amount of the Debentures plus accrued and unpaid interest to the redemption date, plus any final period distribution.

LIBERTY TRIPADVISOR HOLDINGS, INC.

Notes to Consolidated Financial Statements (Continued)

December 31, 2024, 2023 and 2022

TripCo Variable Prepaid Forward

The VPF amendment executed in August 2022, as described in note 3, was accounted for as a modification for the debt component of the VPF. Accordingly, the proceeds of $9 million TripCo received in connection with the amendment was reflected as an incremental borrowing for the debt component of the VPF. On December 19, 2024, TripSPV delivered 2.4 million shares of TRIP common stock, with a value of $34 million, to settle the $55 million debt component of the VPF and $22 million derivative component of the VPF, resulting in a cash payment to TripSPV of approximately $1 million.

Tripadvisor Credit Agreement

Tripadvisor is party to a credit agreement with a group of lenders initially entered into in June 2015 and amended and restated in June 2023 (the “Credit Agreement”), which, among other things, provides for a $500 million secured revolving credit facility (the “Credit Facility”).

The Credit Facility has a maturity date of June 29, 2028 (unless, on any date that is 91 days prior to the final scheduled maturity date in respect of any indebtedness outstanding under certain “specified debt,” the aggregate outstanding principal amount of such specified debt is $200 million or more, then the maturity date will be such business day). On July 8, 2024, Tripadvisor entered into the First Amendment to its Credit Agreement (the “Amended Credit Agreement”), which implements the Term Loan B Facility (discussed below); and among other things:

●Does not change the aggregate amount of revolving commitments available at $500 million related to the Credit Facility;
●Makes certain adjustments to the definition of “Consolidated EBITDA”;
●Increases the Available Amount by the portion of excess cash flow and asset sale, casualty and condemnation mandatory prepayments declined by lenders under the Term Loan B Facility, which may be used to make restricted payments and investments;
●Adds a separate dollar basket not to exceed the greater of $195 million and 50% of Consolidated EBITDA for capital leases and purchase money debt;
●Adds a separate “ratio debt” basket for additional indebtedness up to 3.5 times pro forma Total Net Leverage Ratio, subject to certain customary limitations; and
●Adds customary extension and modification and refinancing facility provisions.

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

December 31, 2024, 2023 and 2022

Subsidiary Loan Parties as granted under the Security Documents. Any term not otherwise defined herein shall have the meaning ascribed to it in the Amended Credit Agreement.

Tripadvisor Credit Facility

As of December 31, 2024 and 2023, Tripadvisor had no outstanding borrowings under the Credit Facility. The Credit Facility also includes $15 million of borrowing capacity available for letters of credit and $40 million for swing-line borrowings on same-day notice. As of December 31, 2024 and 2023, Tripadvisor had issued $3 million and $4 million, respectively, of undrawn standby letters of credit under the Credit Facility. For the years ended December 31, 2024, 2023 and 2022, Tripadvisor recorded total commitment fees on the Credit Facility of $1 million to interest expense on the consolidated statements of operations. The Amended Credit Agreement, among other things, requires Tripadvisor to maintain a maximum total net leverage ratio of 4.5 to 1.0 solely in respect to the Credit Facility and contains certain customary affirmative and negative covenants and events of default, including a change of control.

Tripadvisor may borrow from the Credit Facility in U.S. dollars, Euros and Sterling. Borrowings under the Credit Facility generally bear interest, at the Company’s option, at a rate per annum equal to either (i) the Adjusted Term SOFR rate for the interest period in effect for such borrowing in U.S.dollars, the EURIBO rate for the interest period in effect for such borrowings in Euro and the Daily Simple SONIA rate for the interest period in effect for such borrowings in Sterling; plus, in each case, an applicable margin ranging from 1.75% to 2.50% (“Term Benchmark/RFP Spread”), based on Tripadvisor’s total net leverage ratio; or (ii) the Alternate Base Rate (“ABR”), which is the greatest of (a) the Prime Rate in effect on such day, (b) the New York Fed Bank Rate in effect on such day plus 1/2 of 1.00% per annum, and (c) the Adjusted Term SOFR for an interest period of one month as published two U.S. Government Securities Business Days prior to such day (or if such day is not a U.S. Government Securities Business Day, the immediately preceding U.S. Government Securities Business Day) plus 1.00% plus an applicable margin ranging from 0.75% to 1.50%, based on Tripadvisor’s total net leverage ratio. In addition, Tripadvisor is required to pay a quarterly commitment fee, at an applicable rate ranging from 0.25% to 0.40%, on the daily unused portion of the Credit Facility for each fiscal quarter and in connection with the issuance of letters of credit. As of December 31, 2024, Tripadvisor’s unused revolver capacity was subject to a commitment fee of 0.25%, given its total net leverage ratio.

  In connection with the Amended Credit Agreement, Tripadvisor incurred lender fees and other debt financing costs of approximately $1 million under the Credit Facility. These costs were capitalized as deferred financing costs in other long-term assets on the consolidated balance sheet. As of both December 31, 2024 and 2023, Tripadvisor had $4 million remaining in deferred financing costs in connection with the Credit Facility. These costs will be amortized over the remaining term of the Credit Facility, using the effective interest rate method, and recorded to interest expense on the consolidated statements of operations.

There is no specific repayment date prior to the maturity date for any borrowings under the Amended Credit Agreement. Tripadvisor may voluntarily repay any outstanding borrowing under the Credit Facility at any time without premium or penalty, other than customary breakage costs with respect to Term Benchmark loans. Additionally, Tripadvisor believes that the likelihood of the lender exercising any subjective acceleration rights, which would permit the lenders to accelerate repayment of any outstanding borrowings, is remote. As such, Tripadvisor intends to classify any future borrowings under this facility as long-term debt.

Term Loan B Facility

On July 8, 2024, under the Amended Credit Agreement, Tripadvisor issued a $500 million Term Loan B Facility, maturing July 8, 2031, with an interest rate based on secured overnight financing rate plus 2.75%. On July 15, 2024, Tripadvisor used the funds to fully redeem its outstanding senior notes due 2025 (the “2025 Senior Notes”). As of

LIBERTY TRIPADVISOR HOLDINGS, INC.

Notes to Consolidated Financial Statements (Continued)

December 31, 2024, 2023 and 2022

December 31, 2024, the interest rate on the Term Loan B Facility was 7.11% for the year ended December 31, 2024. The Term Loan B Facility was offered at 99.75% of par and is required to be paid down at 1.00% of the aggregate principal amount per year, repayable in quarterly installments on the last day of each calendar quarter, commencing December 31, 2024, equal to 0.25% of the original principal amount with the balance due on the maturity date. Principal payments of $1 million were made during the year ended December 31, 2024. The Term Loan B Facility has no financial covenants.

In connection with the issuance of the Term Loan B Facility, Tripadvisor incurred $7 million of debt issuance costs, comprised of the initial purchasers’ discount, lender fees, and other debt financing costs.  These debt issuance costs will be amortized over the remaining term of the Term Loan B Facility, using the effective interest rate method, and recorded to interest expense on the consolidated statement of operations. As of December 31, 2024, unpaid interest on the Term Loan B Facility was not material and $19 million was recorded as interest expense on the consolidated statement of operations during the year ended December 31, 2024.

Tripadvisor 2025 Senior Notes

On July 15, 2024, as noted above, Tripadvisor redeemed all $500 million aggregate principal amount of the outstanding 2025 Senior Notes, in addition to the settlement of accrued and unpaid interest. As a result, Tripadvisor recognized a loss on extinguishment of debt of $2 million, which primarily consisted of a non-cash write-off of unamortized debt issuance costs, and is included in other, net on the consolidated statements of operations for the year ended December 31, 2024.

As of December 31, 2023, unpaid interest on the 2025 Senior Notes was $16 million and was included in accrued liabilities and other current liabilities on the consolidated balance sheets. During the years ended December 31, 2024, 2023 and 2022, Tripadvisor recorded $19 million, $35 million, and $35 million of interest expense, respectively, on the consolidated statement of operations.

2026 Convertible Senior Notes

In 2021, Tripadvisor issued $345 million in outstanding aggregate principal amount of 0.25% convertible senior notes due 2026 (the “2026 Convertible Senior Notes”). Tripadvisor also entered into an indenture, dated March 25, 2021 (the “2026 Indenture”), among Tripadvisor, the guarantors party thereto and the trustee. The terms of the 2026 Convertible Senior Notes are governed by the 2026 Indenture. The 2026 Convertible Senior Notes mature on April 1, 2026, unless earlier converted, redeemed or repurchased. The 2026 Convertible Senior Notes are senior unsecured obligations of Tripadvisor, and are guaranteed by certain of Tripadvisor’s domestic subsidiaries, with interest payable semiannually in arrears on April 1 and October 1 of each year. As of December 31, 2024 and 2023, unpaid interest on the 2026 Convertible Senior Notes was not material.

The 2026 Convertible Senior Notes are redeemable, in whole or in part, at Tripadvisor’s option at any time, and from time to time, beginning after April 1, 2024 and on or before the 30th scheduled trading day immediately before the maturity date, at a cash redemption price equal to the principal amount of the 2026 Convertible Senior Notes to be redeemed, plus accrued and unpaid interest, if any, but only if the last reported sale price per share of Tripadvisor’s common stock exceeds 130% of the conversion price on (1) each of at least 20 trading days, whether or not consecutive, during the 30 consecutive trading days ending on, and including, the trading day immediately before the date Tripadvisor sends the related redemption notice; and (2) the trading day immediately before the date Tripadvisor sends such notice. In addition, calling any such note for redemption will constitute a make-whole fundamental change with respect to that note, in which case the conversion rate applicable to the conversion of that note will be increased in certain circumstances if it is converted after it is called for redemption.

LIBERTY TRIPADVISOR HOLDINGS, INC.

Notes to Consolidated Financial Statements (Continued)

December 31, 2024, 2023 and 2022

The 2026 Convertible Senior Notes are unconditionally guaranteed, on a joint and several basis, by the guarantors on a senior, unsecured basis. The 2026 Convertible Senior Notes are Tripadvisor’s general senior unsecured obligations and rank equally in right of payment with all of its existing and future senior indebtedness, and senior in right of payment to all of its future subordinated indebtedness. The 2026 Convertible Senior Notes will be effectively subordinated to any of Tripadvisor’s existing and future secured indebtedness, including borrowings under the Amended Credit Agreement, to the extent of the value of the assets securing such indebtedness.

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

Tripadvisor accounts for the 2026 Convertible Senior Notes as a liability measured at its amortized cost, and no other features of the 2026 Convertible Senior Notes are bifurcated and recognized as a derivative. The proceeds from the issuance of the 2026 Convertible Senior Notes were approximately $340 million, net of debt issuance costs of $5 million comprised primarily of the initial purchasers’ discount, and Tripadvisor used a portion of the proceeds from the 2026 Convertible Senior Notes to enter into capped call transactions (discussed below). Tripadvisor intends to use the remainder of the proceeds from this offering for general corporate purposes, which may include repayment of debt. The debt issuance costs are being amortized over the remaining term of the 2026 Convertible Senior Notes, using the effective interest rate method, and recorded to interest expense in the consolidated statements of operations. During the years ended December 31, 2024, 2023, and 2022 the effective interest rate on the 2026 Convertible Senior Notes, including debt issuance costs, was approximately 0.33%, 0.40%, and 0.47%, respectively, and $1 million was recorded as interest expense on the consolidated statements of operations for each of the years ended December 31, 2024, 2023 and 2022.

LIBERTY TRIPADVISOR HOLDINGS, INC.

Notes to Consolidated Financial Statements (Continued)

December 31, 2024, 2023 and 2022

The 2026 Convertible Senior Notes do not contain any financial covenants, restrictions on dividends, incurrence of senior debt or other indebtedness, or restrictions on the issuance or repurchase of securities by the Company.

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

The Capped Calls are considered indexed to Tripadvisor’s own stock and are considered equity classified under GAAP and were recorded as a reduction to additional paid-in-capital and noncontrolling interest in equity of subsidiaries within stockholders’ equity when the Capped Calls were purchased in March 2021. The Capped Calls are not accounted for as derivatives and their fair value is not remeasured each reporting period. In addition, upon entering into the Capped Calls, Tripadvisor recorded an associated deferred tax asset of $9 million, as it made an income tax election allowable under Internal Revenue Service (“IRS”) regulations in order to recover the cost of the Capped Calls as interest expense for income tax purposes only over the term of the 2026 Convertible Senior Notes.

Fair Value

The estimated fair values, based on recently reported market transactions and prices for identical or similar financial instruments obtained from a third-party pricing source (Level 2) of Tripadvisor’s debt securities, not reported at fair value are as follows:

	December 31,
	2024	2023

	amounts in millions
Tripadvisor Senior Notes due 2025	$—	502
Tripadvisor Convertible Senior Notes due 2026	$323	304
Term Loan B Facility	$504	—

TripCo believes that the carrying amount of the debt component of the VPF approximated fair value at December 31, 2023.

LIBERTY TRIPADVISOR HOLDINGS, INC.

Notes to Consolidated Financial Statements (Continued)

December 31, 2024, 2023 and 2022

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

Tripadvisor’s office space operating leases expire at various dates with the latest maturity in March 2034. These leases generally include options to extend the lease term for up to approximately 6 years and/or terminate certain leases within 1 year, which Tripadvisor includes in the lease terms if it is reasonably certain to exercise these options.

Tripadvisor also establishes assets and liabilities at the present value of estimated future costs to return certain of its leased facilities to their original condition to satisfy any asset retirement obligations. Such assets are depreciated over the lease period into operating expense, and the recorded liabilities are accreted to the future value of the estimated restoration costs and are included in other liabilities on the consolidated balance sheet. Tripadvisor’s asset retirement obligations were not material as of both December 31, 2024 and 2023.

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

LIBERTY TRIPADVISOR HOLDINGS, INC.

Notes to Consolidated Financial Statements (Continued)

December 31, 2024, 2023 and 2022

The components of lease expense during the years ended December 31, 2024, 2023 and 2022 were as follows:

	Years ended December 31,
	2024	2023	2022

	amounts in millions
Operating lease cost (1)	$14	17	19
Finance lease cost:
Amortization of right-of-use assets (2)	$10	10	10
Interest on lease liabilities (3)	2	3	3
Total finance lease cost	$12	13	13
Sublease income on operating leases (1)	(3)	(5)	(9)
Total lease cost, net	$23	25	23
(1)	Operating lease costs, net of sublease income, are included in operating expense, including stock-based compensation in the consolidated statements of operations.
(2)	Amount is included in depreciation expense in the consolidated statements of operations.
(3)	Amount is included in interest expense in the consolidated statements of operations.

Supplemental balance sheet information related to leases is as follows:

	December 31,
	2024	2023

	amounts in millions
Operating leases:
Operating lease right-of-use assets (1)	$17	15

Current operating lease liabilities (2)	$6	10
Operating lease liabilities (3)	11	6
Total operating lease liabilities	$17	16

Finance Lease:
Finance lease right-of-use assets (4)	$57	67

Current finance lease liabilities (2)	$7	6
Finance lease liabilities (3)	43	51
Total finance lease liabilities	$50	57
(1)	Included in other assets, at cost, net of accumulated amortization in the consolidated balance sheets.
(2)	Included in accrued liabilities and other current liabilities in the consolidated balance sheets.
(3)	Included in other liabilities in the consolidated balance sheets.
(4)	Included in property and equipment, net in the consolidated balance sheets.

LIBERTY TRIPADVISOR HOLDINGS, INC.

Notes to Consolidated Financial Statements (Continued)

December 31, 2024, 2023 and 2022

Additional information related to leases is as follows for the periods presented:

	Years ended December 31,
	2024	2023	2021

	amounts in millions
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash outflows from operating leases	$12	17	22
Operating cash outflows from finance lease	$2	4	3
Financing cash outflows from finance lease	$7	8	6
Right-of-use assets obtained in exchange for lease liabilities:
Operating leases	$13	4	2

	December 31,
	2024	2023
Weighted-average remaining lease term
Operating leases	5.1 years	2.0 years
Finance lease	6.0 years	7.0 years
Weighted-average discount rate
Operating leases	5.5%	4.1%
Finance lease	4.5%	4.5%

Future lease payments under non-cancellable leases as of December 31, 2024 are as follows:

	Operating Leases	Finance Leases

	amounts in millions
2025	$7	10
2026	4	10
2027	2	10
2028	2	9
2029	1	9
Thereafter	4	9
Total future lease payments	$20	57
Less: imputed interest	(3)	(7)
Total	$17	50

As of December 31, 2024, we did not have any additional operating or finance leases that have not yet commenced but that create significant rights and obligations.

LIBERTY TRIPADVISOR HOLDINGS, INC.

Notes to Consolidated Financial Statements (Continued)

December 31, 2024, 2023 and 2022

(7)  Income Taxes

Income tax benefit (expense) consists of:

	Years ended December 31,
	2024	2023	2022

	amounts in millions
Current:
Federal	$(129)	(94)	(38)
State and local	(30)	(25)	(3)
Foreign	62	(21)	(26)
	$(97)	(140)	(67)
Deferred:
Federal	$39	40	20
State and local	4	22	(1)
Foreign	5	25	1
	48	87	20
Income tax benefit (expense)	$(49)	(53)	(47)

The following table presents a summary of our domestic and foreign earnings (losses) from continuing operations before income taxes:

	Years ended December 31,
	2024	2023	2022

	amounts in millions
Domestic	$(620)	(973)	63
Foreign	8	6	30
Total	$(612)	(967)	93

LIBERTY TRIPADVISOR HOLDINGS, INC.

Notes to Consolidated Financial Statements (Continued)

December 31, 2024, 2023 and 2022

Income tax benefit (expense) differs from the amounts computed by applying the U.S. federal income tax rate of 21% as a result of the following:

	Years ended December 31,
	2024	2023	2022

	amounts in millions
Computed expected tax benefits (expense)	$128	203	(20)
State and local taxes, net of federal income taxes	—	(1)	(6)
Foreign taxes, net of foreign tax credits	3	14	3
Change in valuation allowance	(15)	(4)	(3)
Change in unrecognized tax benefits	—	(52)	(17)
Impairment of nondeductible goodwill	(109)	(172)	—
Tripadvisor IRS settlement	(42)	(31)	—
Preferred Stock Derivative	4	2	9
Stock-based compensation	(15)	(28)	(12)
Change in tax rate	(1)	16	—
Tax loss recognized on stock of consolidated subsidiary	8	—	—
Other	(10)	—	(1)
Income tax (expense) benefit	$(49)	(53)	(47)

During 2024, the Company recognized tax expense instead of a benefit at the expected federal tax rate of 21% primarily due to goodwill impairments that are not deductible for tax purposes (see note 4) and Tripadvisor’s IRS settlement on its 2014 through 2016 transfer pricing audit.

During 2023, the Company recognized tax expense instead of a benefit at the expected federal tax rate of 21% primarily due to goodwill impairments that are not deductible for tax purposes, changes in unrecognized tax benefits and Tripadvisor’s IRS settlement on its 2009 through 2011 transfer pricing audit.

During 2022, the Company recognized tax expense greater than the expected federal tax rate of 21% primarily due to changes in unrecognized tax benefits and the recognition of excess tax benefits and shortfalls to stock based compensation.

LIBERTY TRIPADVISOR HOLDINGS, INC.

Notes to Consolidated Financial Statements (Continued)

December 31, 2024, 2023 and 2022

The tax effects of temporary differences and tax attributes that give rise to significant portions of the deferred income tax assets and deferred income tax liabilities are presented below:

	December 31,
	2024	2023

	amounts in millions
Deferred tax assets:
Tax loss and credit carryforwards	$193	182
Stock-based compensation	10	15
Lease financing obligation	11	13
Capitalized research expense	71	52
Other	22	23
Total deferred tax assets	307	285
Less: Valuation allowance	(141)	(127)
Deferred tax assets	166	158
Deferred tax liabilities:
Debt	20	24
Intangible assets	115	149
Other	5	7
Deferred tax liabilities	140	180
Net deferred tax assets (liabilities)	$26	(22)

As of December 31, 2024, we had a valuation allowance of approximately $141 million related to certain federal and state net operating loss (“NOL”) carryforwards, interest expense carryforwards and other foreign deferred tax assets for which it is more likely than not, the tax benefit will not be realized.  This amount represents an increase of $14 million, as compared to the balance as of December 31, 2023.

At December 31, 2024, the Company has a deferred tax asset of $193 million for federal, state, and foreign NOLs, interest expense carryforwards and tax credit carryforwards.  Of this amount, $140 million is recorded at Tripadvisor. If not utilized to reduce income tax liabilities at Tripadvisor in future periods, $14 million of these loss carryforwards and tax credits will begin to expire at various times beginning with 2025. The remaining $126 million of NOLs, interest expense carryforwards and tax credits recorded at Tripadvisor may be carried forward indefinitely. The remaining deferred tax asset of $53 million relates to federal and state NOL carryforwards and interest expense carryforwards recorded at TripCo. If not utilized to reduce income tax liabilities at TripCo in future periods, $19 million of these NOL carryforwards will expire at various times between 2025 and 2044. The remaining $34 million of NOLs and interest expense carryforwards may be carried forward indefinitely. A portion of TripCo’s net operating loss carryforwards are subject to certain limitations and may not be currently utilized. Based on current projections, $141 million of NOLs, interest expense carryforwards, and tax credit carryforwards, recorded at Tripadvisor and TripCo are expected to expire unused.

Due to the one-time transition tax on the deemed repatriation of undistributed foreign subsidiary earnings and profits in 2017, as a result of the Tax Cuts and Jobs Act of 2017, the majority of previously unremitted earnings have been subjected to U.S. federal income tax. To the extent future distributions from these subsidiaries will be taxable, a deferred tax liability has been accrued which was not material as of December 31, 2024. As of December 31, 2024, $582 million of Tripadvisor’s cumulative undistributed foreign earnings were no longer considered to be indefinitely reinvested.

LIBERTY TRIPADVISOR HOLDINGS, INC.

Notes to Consolidated Financial Statements (Continued)

December 31, 2024, 2023 and 2022

A reconciliation of unrecognized tax benefits is as follows:

	Years ended December 31,
	2024	2023	2022

	amounts in millions
Balance at beginning of year	$136	157	144
Additions based on tax positions related to the current year	2	8	5
Additions for tax positions of prior years	34	17	29
Reductions for lapse of statute of limitations	—	—	(20)
Reductions for tax positions of prior years	(3)	(6)	(1)
Settlements with tax authorities	(70)	(40)	—
Balance at end of year	$99	136	157

As of December 31, 2024, the Company had recorded $78 million of unrecognized tax benefits, inclusive of interest, which are included in other liabilities on the consolidated balance sheets.  Tripadvisor also had $43 million of unrecognized tax benefits classified as long-term and included as an offset to deferred tax assets, which is included in other assets on the consolidated balance sheet as of December 31, 2024. The amount of unrecognized tax benefits, if recognized, would reduce income tax expense by $53 million, due to correlative adjustments in other tax jurisdictions. Tripadvisor recognizes interest and penalties related to unrecognized tax benefits in income tax expense on its consolidated statement of operations.

As of December 31, 2024 and 2023, Tripadvisor had total gross interest accrued related to uncertain tax positions of $22 million and $45 million, respectively, and recorded in other liabilities on the consolidated balance sheets.

As of December 31, 2024, TripCo’s tax years prior to 2021 are closed for federal income tax purposes. TripCo’s  2021, 2022, 2023, and 2024 tax years are not under IRS examination. Because TripCo’s ownership of Tripadvisor is less than the required 80%, Tripadvisor does not consolidate with TripCo for federal income tax purposes.

On December 20, 2011, Expedia completed a spin-off of Tripadvisor into a separate publicly traded Delaware corporation (the “Spin-Off”). Tripadvisor continues to be subject to certain post Spin-Off obligations under the Tax Sharing Agreement, whereby Tripadvisor is generally required to indemnify Expedia for any taxes resulting from the Spin-Off to the extent such amounts resulted from (i) any act or failure to act by Tripadvisor described in the covenants in the tax sharing agreement, (ii) any acquisition of Tripadvisor equity securities or assets or those of a member of the Tripadvisor group, or (iii) any failure of the representations with respect to Tripadvisor or any member of its group to be true or any breach by Tripadvisor or any member of the Tripadvisor group of any covenant, in each case, which is contained in the separation documents or in the documents relating to the IRS private letter ruling and/or the opinion of counsel.

Tripadvisor is currently under examination by the IRS for the 2018 tax year and has various ongoing audits for foreign and state income tax returns. These examinations may lead to proposed or ordinary course adjustments to Tripadvisor’s taxes. Tripadvisor is no longer subject to tax examinations by tax authorities for years prior to 2018. As of December 31, 2024, no material assessments have resulted, except as noted below regarding Tripadvisor’s 2009, 2010, and 2011 IRS audit with Expedia, its 2014 through 2016 standalone IRS audit, and its 2012 through 2016 HM Revenue & Customs (“HMRC”) audit.

LIBERTY TRIPADVISOR HOLDINGS, INC.

Notes to Consolidated Financial Statements (Continued)

December 31, 2024, 2023 and 2022

As previously disclosed, Tripadvisor received Notices of Proposed Adjustments ("NOPA") for the 2014 through 2016 tax years relating to certain transfer pricing arrangements with its foreign subsidiaries. In response, Tripadvisor had requested competent authority assistance under the Mutual Agreement Procedure (“MAP”) for the 2014 through 2016 tax years. In January 2024, Tripadvisor received notification of a MAP resolution agreement for the 2014 through 2016 tax years, which it accepted in February 2024. During the year ended December 31, 2024, Tripadvisor recorded an income tax expense of $42 million, inclusive of interest, related to this settlement on the consolidated statements of operations and during the first quarter of 2024, Tripadvisor reviewed the impact of the acceptance of this settlement to its existing transfer pricing income tax reserves for the subsequent open tax years, which resulted in an income tax benefit, inclusive of estimated interest, of $4 million. Additionally, in connection with this IRS audit settlement: (i) during the second quarter of 2024, Tripadvisor made a payment to the IRS of $141 million, inclusive of estimated interest, (ii) during the second half of 2024, Tripadvisor made various state tax payments totaling $26 million, inclusive of estimated interest, and (iii) during the fourth quarter of 2024, Tripadvisor received a competent authority refund of $42 million, inclusive of net interest income, from a foreign jurisdiction.  This IRS audit settlement resulted in total net operating cash outflow during 2024 of $105 million, which includes federal tax benefits from these payments of $20 million. As of December 31, 2024, there are no remaining outstanding payments or refunds due related to this IRS audit settlement.

As of December 31, 2023, Tripadvisor had recorded $153 million of unrecognized tax benefits, inclusive of interest, classified as other liabilities on the consolidated balance sheet. As a result of Tripadvisor’s acceptance of the MAP resolution agreement with the IRS for the 2014 through 2016 tax years, and its impact on other ongoing IRS audits, as described above, Tripadvisor reduced this unrecognized tax benefits liability by $79 million during the first quarter of 2024 by reclassifying the balance to current income taxes payable, representing a short-term payment obligation to the IRS, which was subsequently paid during the second quarter of 2024, as noted above.

In addition, as previously disclosed, Tripadvisor received a NOPA from the IRS for the 2009 through 2011 tax years relating to certain transfer pricing arrangements with its foreign subsidiaries. In response, Tripadvisor also requested competent authority assistance under MAP for the 2009 through 2011 tax years. In January 2023, Tripadvisor received notification of a MAP resolution agreement for the 2009 through 2011 tax years, which it accepted in February 2023. In the first quarter of 2023, Tripadvisor recorded additional income tax expense of $31 million, inclusive of interest. During the first quarter of 2023, Tripadvisor reviewed the impact of the acceptance of this settlement position against its existing transfer pricing income tax reserves for the subsequent open tax years, which resulted in incremental income tax expense, inclusive of estimated interest, of $24 million. The total impact of these two adjustments resulted in an incremental income tax expense of $55 million, recorded in the first quarter of 2023. Additionally, in connection with this IRS audit settlement: (i) during the second quarter of 2023, Tripadvisor made a U.S. federal tax payment of $113 million, inclusive of interest, to Expedia related to this IRS audit settlement, pursuant to the Tax Sharing Agreement with Expedia, and (ii) during the third quarter of 2023, Tripadvisor received a competent authority refund of $49 million, inclusive of interest income, from a foreign jurisdiction.

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

December 31, 2024, 2023 and 2022

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

There were 187,414 shares of Series A Preferred Stock authorized, issued and outstanding at December 31, 2024 and December 31, 2023.

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

LIBERTY TRIPADVISOR HOLDINGS, INC.

Notes to Consolidated Financial Statements (Continued)

December 31, 2024, 2023 and 2022

Redemption

The Company is required to redeem for cash shares of Series A Preferred Stock on the earlier of (i) the first business day after the fifth anniversary of March 26, 2020, or (ii) subject to certain exceptions, a change in control of TripCo. The “Redemption Price” in a mandatory redemption will equal the greater of (i) the sum of the liquidation value on the redemption date, plus all unpaid dividends accrued since the last dividend date, and (ii) the product of the (x) initial liquidation value, multiplied by (y) an accretion factor (determined based on a formula set forth in the Certificate of Designations for the Series A Preferred Stock) with respect to the TRIP common stock, less (z) the aggregate amount of all dividends paid in cash or shares of Eligible Common Stock from March 26, 2020 through the applicable redemption date. As a result of the redemption date, the Series A Preferred Stock is classified as a current liability in the consolidated balance sheet as of December 31, 2024. Pursuant to the terms of the Side Letter, the Company, Certares and TripAdvisor have agreed to waive the mandatory redemption date through the date of the proposed Merger.

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

Recognition

Prior to the partial redemption, as the Series A Preferred Stock was redeemable and the redemption triggers were outside of TripCo’s control, the Company was required to classify the shares outside of permanent equity.  The Company calculated the carrying value of the Series A Preferred Stock pursuant to the Redemption Price calculation, and any changes

LIBERTY TRIPADVISOR HOLDINGS, INC.

Notes to Consolidated Financial Statements (Continued)

December 31, 2024, 2023 and 2022

in the carrying value of the Series A Preferred Stock were recorded directly to retained earnings. Immediately prior to the partial redemption, the Company recognized a $410 million decrease to retained earnings related to the value of the Series A Preferred Stock. As a result of the Repurchase Agreement, the Series A Preferred Stock may no longer be settled in shares of TripCo or TRIP common stock and the Purchaser no longer has the ability to participate on the TripCo board of directors (the “Board of Directors”) purely through ownership of Series A Preferred Stock. Following an evaluation of the accounting impact of these changes, we concluded the Series A Preferred Stock is a debt host with an equity-indexed derivative that is required to be bifurcated. Accordingly, the Series A Preferred Stock was required to be measured at fair value, through retained earnings, in connection with the reclassification from temporary equity to a liability.  The debt host component is included in the Series A Preferred Stock liability on the consolidated balance sheets and will be accreted through interest expense to the amount to be paid upon settlement. As of December 31, 2024, the estimated fair value of the debt host component was $270 million, based on the present value of the liquidation price on the redemption date (Level 2). The Preferred Stock Derivative is included in accrued liabilities and other current liabilities at fair value on the consolidated balance sheet as of December 31, 2024 and financial instrument liabilities at fair value in the consolidated balance sheet as of December 31, 2023.

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

Subsidiary Purchases of Common Stock

On November 1, 2019, Tripadvisor’s board of directors authorized the repurchase of an additional $100 million in shares of its common stock under an existing share repurchase program, which increased the amount available to Tripadvisor under this share repurchase program to $250 million.  There were no share repurchases during 2022. During the three months ended June 30, 2023, Tripadvisor repurchased 4,724,729 shares of its outstanding common stock at an average share price of $15.85 per share, exclusive of fees and commissions, or $75 million in the aggregate, which completed Tripadvisor’s existing share repurchase program.

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

During 2024, Tripadvisor repurchased 1,366,385 shares of its outstanding common stock at an average price of $18.28 per share, exclusive of fees and commissions, or $25 million in the aggregate. As of December 31, 2024,

LIBERTY TRIPADVISOR HOLDINGS, INC.

Notes to Consolidated Financial Statements (Continued)

December 31, 2024, 2023 and 2022

Tripadvisor had $200 million remaining available to repurchase shares of its common stock under this share repurchase program.

Subsidiary Dividends

Any determination by Tripadvisor to pay dividends in the future will be at the discretion of Tripadvisor’s board of directors and will depend on its results of operations, earnings, capital requirements, financial condition, future prospects, contractual restrictions and other factors deemed relevant by Tripadvisor’s board of directors. Tripadvisor’s ability to pay dividends is also limited by the terms of the Credit Agreement and the 2026 Indenture.

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

Pursuant to the Liberty TripAdvisor Holdings, Inc. 2019 Omnibus Incentive Plan, the Company could grant Awards in respect of a maximum of 5.0 million shares of TripCo common stock through May 23, 2024.  Awards generally vested over 1-5 years and had a term of 7-10 years.  TripCo issued new shares upon exercise of equity awards. The Liberty TripAdvisor Holdings, Inc. 2019 Omnibus Incentive Plan expired on May 23, 2024, and since a new incentive plan was not adopted, TripCo ceased to make any subsequent grants under an incentive plan.

TripCo – Grants

During the years ended December 31, 2023 and 2022, TripCo granted 175 thousand and 367 thousand performance-based RSUs, respectively, of LTRPB to the Company’s CEO. The performance-based RSUs had a GDFV of $1.04 per share and $2.04 per share, respectively, at the time they were granted.  During the year ended December 31, 2024, pursuant to an agreement among TripCo, Liberty Media and the Company’s CEO, TripCo granted a cash award equal to $875,000 in satisfaction of the annual grant pursuant to which the Company’s CEO was entitled under his employment agreement. During the year ended December 31, 2023,  TripCo also granted a cash award equal to $656,250 to the Company’s CEO, and together with the performance-based RSUs, satisfied the annual grant pursuant to which he was entitled under his employment agreement. The performance-based RSUs and the cash awards cliff vest one year from the month of grant, subject to the satisfaction of certain performance objectives. Performance objectives, which are subjective, are considered in determining the timing and amount of the compensation expense recognized. When the satisfaction of the performance objectives becomes probable, the Company records compensation expense. The probability of satisfying the performance objectives is assessed at the end of each reporting period.

During the years ended December 31, 2023 and 2022, TripCo granted 31 thousand and 177 thousand performance-based RSUs, respectively, of LTRPA to its employees. The performance-based RSUs had a weighted average GDFV of $0.99 per share and $1.94 per share, respectively, at the time they were granted. Also, during the years ended December 31, 2024 and 2023, TripCo granted cash awards equal to $277,416 and $329,236, respectively, to its employees. The performance-based RSUs and cash awards generally cliff vest one year from the month of grant, subject to the satisfaction of certain performance objectives.

LIBERTY TRIPADVISOR HOLDINGS, INC.

Notes to Consolidated Financial Statements (Continued)

December 31, 2024, 2023 and 2022

During the year ended December 31, 2022, TripCo granted 293 thousand time-based RSUs of LTRPA to its non-employee directors which had a weighted average GDFV of  $0.70 per share and cliff vested over a one year vesting period.

The Company has calculated the GDFV for all of its equity classified awards and any subsequent re-measurement of its liability classified awards using the Black-Scholes-Merton model.  The Company estimates the expected term of the Awards based on historical exercise and forfeiture data.  The volatility used in the calculation for Awards is based on the historical volatility of TripCo common stock.  The Company uses a zero dividend rate and the risk-free rate for Treasury Bonds with a term similar to that of the subject options. There were no options granted in 2024, 2023 and 2022.

TripCo – Outstanding Awards

The following table presents the number and weighted average exercise price (“WAEP”) of options to purchase LTRPA granted to certain officers, employees and directors of the Company, as well as the weighted average remaining life and aggregate intrinsic value of the options.

			Weighted
			average
			remaining	Aggregate
			contractual	intrinsic
	LTRPA	WAEP	life	value
	in thousands		in years	in millions
Outstanding at January 1, 2024	1,035	$6.04
Granted	—	$—
Exercised	—	$—
Forfeited/Cancelled	(105)	$9.40
Outstanding at December 31, 2024	930	$5.66	2.6	$—
Exercisable at December 31, 2024	930	$5.66	2.6	$—

As of December 31, 2024, there were 600 thousand LTRPB options outstanding and exercisable at a WAEP of $4.23, a weighted average remaining contractual life of 2.9 years and an aggregate intrinsic value of zero. There were no grants, exercises or cancellations of LTRPB options during the year ended December 31, 2024. On May 31, 2023, TripCo and our CEO agreed that TripCo would cancel the CEO’s vested and unexercised nonqualified stock options to purchase 1.8 million shares of LTRPB, which had been granted in December 2014 with an exercise price equal to $27.83 per share, in exchange for an immaterial cash payment.

As of December 31, 2024, all equity Awards are fully vested and therefore there is no unrecognized compensation cost.

As of December 31, 2024, TripCo reserved 1.5 million shares of LTRPA and LTRPB for issuance under exercise privileges of outstanding stock options.

All outstanding Awards are expected to be cancelled upon completion of the proposed Merger with Tripadvisor as the Awards are expected to have no value at that time (see note 1 for addition information about the Merger).

TripCo – Exercises

No TripCo options were exercised in 2024, 2023 or 2022.

LIBERTY TRIPADVISOR HOLDINGS, INC.

Notes to Consolidated Financial Statements (Continued)

December 31, 2024, 2023 and 2022

TripCo – Restricted Stock and Restricted Stock Units

The aggregate fair value of all restricted stock and restricted stock units of TripCo common stock that vested during the years ended December 31, 2024, 2023 and 2022 was $771 thousand, $815 thousand and $537 thousand, respectively.

As of December 31, 2024, TripCo had no unvested restricted stock or RSUs of LTRPA or LTRPB.

Tripadvisor – Equity Grant Awards

On June 21, 2018, Tripadvisor’s stockholders approved the 2018 Stock and Annual Incentive Plan (the “2018 Plan”) primarily for the purpose of providing sufficient reserves of shares of TRIP common stock to ensure its ability to continue to provide new hires, employees and management with equity incentives. The number of shares reserved and available for issuance under the 2018 Plan is 6,000,000 plus the number of shares available for issuance (and not subject to outstanding awards) under the Amended and Restated 2011 Stock and Annual Incentive Plan (the “2011 Plan”), as of the effective date of the 2018 Plan and no additional awards will be granted under the 2011 Plan.  The 2018 Plan provides for the grant of stock options, stock appreciation rights, restricted stock, RSUs, and other stock-based awards to Tripadvisor’s directors, officers, employees and consultants. On June 8, 2021, Tripadvisor stockholders approved an amendment to the 2018 Plan to, among other things, increase the aggregate number of shares reserved and available for issuance under the 2018 Plan by 10,000,000 shares. The purpose of this amendment was to provide sufficient reserves of shares of TRIP common stock to ensure its ability to continue to provide new hires, employees and management with equity incentives.

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

Grants were valued using a volatility of 56.7% and the applicable risk free rate for an expected term of 5.2 years for the year ended December 31, 2024, volatility of 53.4% and the applicable risk free rate for an expected term of 5.2 years for the year ended December 31, 2023 and a volatility of 51.6% and the applicable risk free rate for an expected term of 5.4 years for the year ended December 31, 2022.

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

December 31, 2024, 2023 and 2022

The following table presents the number, WAEP and aggregate intrinsic value of stock options to purchase shares of TRIP granted under their 2011 Plan and 2018 Plan:

			Weighted
			Average
			Remaining	Aggregate
	Number of		Contractual	Intrinsic
	Options	WAEP	Life	Value
	in thousands		in years	in millions
Outstanding at January 1, 2024	3,927	$35.56
Granted	45	$24.96
Exercised	(80)	$24.36
Cancelled or expired	(1,702)	$40.93
Outstanding at December 31, 2024	2,190	$31.57	5.3	$—
Exercisable at December 31, 2024	1,703	$34.42	4.7	$—
Vested and expected to vest after December 31, 2024	2,190	$31.57	5.3	$—

The weighted average GDFV of service based stock options under their 2011 Plan and 2018 Plan was $13.37 for the year ended December 31, 2024. These stock options generally have a term of ten years from the date of grant and typically vest equally over a four year requisite service period. As of December 31, 2024, the total number of shares reserved for future stock-based awards under the 2018 Plan was approximately 16 million shares. Tripadvisor related stock-based compensation for the year ended December 31, 2024 was approximately $120 million.

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

During the year ended December 31, 2024, Tripadvisor granted approximately 7 million units, vested and released approximately 5 million units, and had cancellations of approximately 2 million units, which included primarily service-based RSUs, PSUs and market-based MSUs under the 2018 Plan. The weighted average GDFV for RSUs, PSUs and MSUs granted, vested and released, and cancelled during 2024 was $24.91 per share, $23.93 per share, and $23.04 per share, respectively. As of December 31, 2024, there were 13 million unvested Tripadvisor RSUs, PSUs and MSUs outstanding.

LIBERTY TRIPADVISOR HOLDINGS, INC.

Notes to Consolidated Financial Statements (Continued)

December 31, 2024, 2023 and 2022

As of December 31, 2024, total unrecognized compensation cost related to stock-based awards, substantially RSUs, was approximately $245 million which Tripadvisor expects will be recognized over a weighted-average period of 2.5 years.

(11) Employee Benefit Plans

Tripadvisor sponsors a 401(k) plan and makes matching contributions to the plans based on a percentage of the amount contributed by employees. Employer cash contributions related to Tripadvisor were $12 million, $12 million and $11 million for the years ended December 31, 2024, 2023 and 2022, respectively.

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

As of December 31, 2024, Tripadvisor had an accrual of $10 million in accrued liabilities and other current liabilities in the consolidated balance sheet for a potential regulatory matter within Tripadvisor’s vacation rentals offering. This amount is recorded to general and administrative expenses in the consolidated statement of operations for the year ended December 31, 2024. This accrual is based on Tripadvisor’s best estimate of probable loss; the ultimate resolution of this contingency may be greater or less than the liability recorded.

Tripadvisor Restructuring

During the fourth quarter of 2024, Tripadvisor approved and subsequently initiated a set of actions across its businesses in order to reduce its cost structure, improve operational efficiencies, and realign its workforce with its strategic initiatives. As a result, Tripadvisor incurred and paid a one-time contract termination fee to a third-party professional services firm of $18 million within its Brand Tripadvisor segment. In addition, these actions also included estimated pre-tax restructuring and other related reorganization costs of $3 million during the three months ended December 31, 2024, which consisted of employee severance and related benefits expected to be paid during the first quarter of 2025.

During the third quarter of 2023, Tripadvisor approved and subsequently initiated a set of actions across its businesses in order to reduce its cost structure, improve operational efficiencies, and realign its workforce with its strategic initiatives. These actions taken by the Company resulted in reduced global headcount. Additional cost reduction measures taken included discretionary spend and real estate. As a result, Tripadvisor incurred estimated pre-tax restructuring and

LIBERTY TRIPADVISOR HOLDINGS, INC.

Notes to Consolidated Financial Statements (Continued)

December 31, 2024, 2023 and 2022

other related reorganization costs of $22 million during the year ended December 31, 2023, which consisted primarily of employee severance and related benefits. Tripadvisor expects the majority of remaining unpaid costs as of December 31, 2024 to be disbursed during the first quarter of 2025.

(13) Segment Information

TripCo, through its ownership interests in Tripadvisor, is primarily engaged in the online commerce industries. TripCo identifies its reportable segments based on how our chief operating decision maker (“CODM”), the chief executive officer, manages our business, regularly accesses information, and evaluates performance for operating decision-making purposes, including allocation of resources.

The Company’s reportable segments are as follows:

●	Brand Tripadvisor – This segment includes Tripadvisor-branded hotels revenue, which consists of hotel meta revenue, primarily click-based advertising revenue, and hotel business to business revenue, which includes primarily subscription-based advertising and hotel sponsored placements revenue; Media and advertising revenue, which consists primarily of display-based advertising revenue; Tripadvisor experiences and dining revenue, which consists of intercompany (intersegment) revenue related to affiliate marketing commissions earned from experience bookings, and to a lesser extent, restaurant reservation bookings on Tripadvisor-branded websites and mobile apps, fulfilled by Viator and TheFork, respectively, which are eliminated on a consolidated basis, in addition to external revenue generated from Tripadvisor restaurant offerings; as well as other revenue, which consists of cruises, vacation rentals, flights and rental car revenue.
●	Viator – Tripadvisor provides information and services for consumers to research and book tours, activities and experiences in popular travel destinations through Viator.
●	TheFork – Tripadvisor provides information and services for consumers to research and book restaurants in popular travel destinations through this dedicated restaurant reservations offering.

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

Performance Measures

For segment reporting purposes, TripCo defines Adjusted OIBDA as revenue less marketing, personnel expenses (excluding stock-based compensation), cost of sales, technology expenses and general and administrative expenses (excluding stock-based compensation), adjusted for specifically identified non-recurring transactions. TripCo believes this measure is an important indicator of the operational strength and performance of its businesses, by identifying those items that are not directly a reflection of each business’ performance or indicative of ongoing business trends. In addition, this measure allows management to view operating results, and perform analytical comparisons and benchmarking between businesses and identify strategies to improve performance. This measure of performance excludes depreciation and amortization, stock-based compensation, separately reported litigation settlements, transaction related costs, and restructuring and impairment charges that are included in the measurement of operating income pursuant to GAAP.  Accordingly, Adjusted OIBDA should be considered in addition to, but not as a substitute for, operating income, net income, cash flow provided by operating activities and other measures of financial performance prepared in accordance

LIBERTY TRIPADVISOR HOLDINGS, INC.

Notes to Consolidated Financial Statements (Continued)

December 31, 2024, 2023 and 2022

with GAAP. TripCo generally accounts for intersegment sales and transfers as if the sales or transfers were to third parties, that is, at current prices.

	Year ended December 31, 2024
	Brand Tripadvisor	Viator	TheFork	Corporate and other	Intersegment Eliminations	Total

	amounts in millions
Revenue	$949	840	181	—	(135)	1,835
Marketing	251	562	51	—	(135)	729
Personnel (excluding stock-based compensation)	266	126	83	—	—	475
Cost of sales [1]	33	80	15	—	—	128
Technology	54	25	12	—	—	91
General and administrative (excluding stock-based compensation) [1]	44	14	15	15	—	88
Adjusted OIBDA	$301	33	5	(15)	—	324

	Year ended December 31, 2023
	Brand Tripadvisor	Viator	TheFork	Corporate and other	Intersegment Eliminations	Total

	amounts in millions
Revenue	$1,031	737	154	—	(134)	1,788
Marketing	279	519	41	—	(134)	705
Personnel (excluding stock-based compensation)	273	110	91	—	—	474
Cost of sales	31	79	9	—	—	119
Technology	50	18	12	—	—	80
General and administrative (excluding stock-based compensation) [1]	50	11	15	10	—	86
Adjusted OIBDA	$348	—	(14)	(10)	—	324

	Year ended December 31, 2022
	Brand Tripadvisor	Viator	TheFork	Corporate and other	Intersegment Eliminations	Total

	amounts in millions
Revenue	$966	493	126	—	(93)	1,492
Marketing	260	351	58	—	(93)	576
Personnel (excluding stock-based compensation)	249	81	85	—	—	415
Cost of sales	20	51	7	—	—	78
Technology	42	9	12	—	—	63
General and administrative (excluding stock-based compensation) [1]	50	12	3	8	—	73
Adjusted OIBDA	$345	(11)	(39)	(8)	—	287
1)	Excludes certain adjustments to Adjusted OIBDA as detailed below in the reconciliation of Adjusted OIBDA to operating income and earnings (loss) before income taxes.

LIBERTY TRIPADVISOR HOLDINGS, INC.

Notes to Consolidated Financial Statements (Continued)

December 31, 2024, 2023 and 2022

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

	December 31,
	2024	2023	2022

	amounts in millions
United States	$1,230	1,198	905
United Kingdom	334	349	402
Other countries	271	241	185
Consolidated TripCo	$1,835	1,788	1,492

Long-lived Assets by Geographic Area

	December 31,
	2024	2023

	amounts in millions
United States	$72	82
Other countries	12	5
Consolidated TripCo	$84	87

LIBERTY TRIPADVISOR HOLDINGS, INC.

Notes to Consolidated Financial Statements (Continued)

December 31, 2024, 2023 and 2022

The following table provides a reconciliation of Adjusted OIBDA to operating income (loss) and earnings (loss) before income taxes:

	Years ended December 31,
	2024	2023	2022

	amounts in millions
Adjusted OIBDA	$324	324	287
Stock-based compensation	(121)	(99)	(93)
Depreciation and amortization	(85)	(87)	(97)
Impairment of goodwill and intangible assets	(663)	(1,025)	—
Restructuring and related reorganization costs (1)	(21)	(22)	—
Transaction related expenses (2)	(3)	(3)	—
Other non-recurring expenses (3)	—	—	(8)
Legal reserves and settlements (4)	(18)	—	(1)
Operating income (loss)	(587)	(912)	88
Interest expense	(71)	(67)	(65)
Dividend and interest income	50	49	16
Realized and unrealized gains (losses) on financial instruments, net	5	(32)	62
Other, net	(9)	(5)	(8)
Earnings (loss) before income taxes	$(612)	(967)	93

(1)	During the fourth quarter of 2024 and the third quarter of 2023, Tripadvisor initiated a set of actions across its businesses in order to reduce its cost structure, improve operational efficiencies, and realign its workforce with its strategic initiatives. See further details in note 12.
(2)	Tripadvisor expensed certain transaction related costs of $3 million during both of the years ended December 31, 2024 and 2023, to general and administrative expenses on the consolidated statement of operations.
(3)	Tripadvisor incurred a loss of approximately $8 million during the fourth quarter of 2022, as the result of external fraud, which was recorded to general and administrative expense on the consolidated statement of operations during the year ended December 31, 2022. Tripadvisor considers such costs to be non-recurring in nature.
(4)	This amount primarily includes an estimated accrual for the potential settlement of a regulatory related matter of $10 million, expensed during 2024 (see discussion in note 12), as well as $5 million related to legal settlements that are reflected in general and administrative expenses on the consolidated statement of operations. During the year ended December 31, 2024 Tripadvisor recorded a one-time charge of $3 million resulting from legislation enacted in Canada during June 2024 related to digital services taxes, which requires retrospective application back to January 1, 2022. This amount represents the one-time retrospective liability for the periods prior to April 1, 2024, while any liability subsequent to April 1, 2024 is included within Adjusted OIBDA. This cost is reflected in cost of sales on the consolidated statement of operations.

PART III

The following required information is incorporated by reference to an amendment to this Annual Report on Form 10-K/A:

Item 10.	Directors, Executive Officers and Corporate Governance
Item 11.	Executive Compensation
Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
Item 13.	Certain Relationships and Related Transactions, and Director Independence
Item 14.	Principal Accountant Fees and Services

We expect to file an amendment to this Annual Report on Form 10-K/A within 120 days from December 31, 2024.

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

(a)(3) Exhibits

Listed below are the exhibits which are filed as a part of this Report (according to the number assigned to them in Item 601 of Regulation S-K):

2 -Plan of acquisition, reorganization, arrangement, liquidation, or succession:
2.1†

Agreement and Plan of Merger, dated December 18, 2024, by and among the Registrant, Tripadvisor, Inc., and Telluride Merger Sub Corp. (incorporated by reference to Exhibit 2.1 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on December 19, 2024 (File No. 001-36603) (the “December 2024 8-K”)).

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

10.5

Assignment and Assumption of Governance Agreement, made as of August 12, 2014, by and among the Registrant, Liberty Interactive Corporation and Tripadvisor, Inc. (incorporated by reference to Exhibit 7(b) to the Registrant’s Schedule 13D in respect of common stock of Tripadvisor, filed with the Securities and Exchange Commission on August 29, 2014 (File No. 005-86536)).

10.6

Tax Sharing Agreement, by and between Tripadvisor, Inc. and Expedia, Inc., dated as of December 20, 2011 (incorporated by reference to Exhibit No. 10.2 to Tripadvisor’s Current Report on Form 8-K filed with the Securities and Exchange Commission on December 27, 2011 (File No. 001-35362)).

10.7

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

10.8

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

10.9

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

10.10

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

10.11

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

10.12

First Amendment, dated July 8, 2024, to the Amendment and Restatement Agreement, dated as of June 29, 2023, by and among Tripadvisor, Inc., Tripadvisor Holdings, LLC, Tripadvisor LLC, the other Borrowers party thereto, the Lenders party thereto and JPMorgan Chase Bank, N.A., as Administrative Agent (incorporated by reference to Exhibit 10.1 to Tripadvisor’s Current Report on Form 8-K (File No. 001-35362) filed with the Securities and Exchange Commission on July 8, 2024).

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

10.36	Voting Agreement, dated December 18, 2024, by and among the Registrant, Tripadvisor, Inc., and Certares LTRIP LLC (incorporated by reference to Exhibit 10.1 to the December 2024 8-K).
10.37	Voting Agreement, dated December 18, 2024, by and among the Registrant, Tripadvisor, Inc., and Gregory B. Maffei (incorporated by reference to Exhibit 10.2 to the December 2024 8-K).
10.38	Letter Agreement, dated December 18, 2024, by and among the Registrant, Tripadvisor, Inc., and Certares LTRIP LLC (incorporated by reference to Exhibit 10.3 to the December 2024 8-K).
19	Liberty Tripadvisor Holdings, Inc. Insider Trading Policies and Procedures. *
21	Subsidiaries of Liberty TripAdvisor Holdings, Inc.*
23.1	Consent of KPMG LLP.*
31.1	Rule 13a-14(a)/15d -14(a) Certification.*
31.2	Rule 13a-14(a)/15d -14(a) Certification.*
32	Section 1350 Certification.**
97

Liberty Tripadvisor Holdings, Inc. Policy for the Recovery of Erroneously Awarded Compensation (incorporated by reference to Exhibit 97 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2023 filed with the Securities and Exchange Commission on February, 16, 2024 (File No. 001-36603)).

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

† Schedules have been omitted pursuant to Item 601(b)(2) of Regulation S-K. The Registrant hereby undertakes to furnish supplemental copies of any of the omitted schedules upon request by the SEC; provided, however, that the Registrant may request confidential treatment pursuant to Rule 24b-2 of the Exchange Act, for any schedules so furnished.

Item 16. Form 10-K Summary.

Not applicable.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LIBERTY TRIPADVISOR HOLDINGS, INC.

Date: February 20, 2025	By:	/s/ GREGORY B. MAFFEI
Gregory B. Maffei Chairman, President and Chief Executive Officer

Date: February 20, 2025	By:	/s/ BRIAN J. WENDLING
Brian J. Wendling Senior Vice President and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

Signature	Title	Date

/s/Gregory B. Maffei	Chairman of the Board, President and	February 20, 2025
Gregory B. Maffei	Chief Executive Officer

/s/Brian J. Wendling	Senior Vice President and Chief Financial Officer	February 20, 2025
Brian J. Wendling	(Principal Financial Officer and Principal Accounting Officer)

/s/ Christy Haubegger	Director	February 20, 2025
Christy Haubegger

/s/Michael J. Malone	Director	February 20, 2025
Michael J. Malone

/s/Chris Mueller	Director	February 20, 2025
Chris Mueller

/s/Larry E. Romrell	Director	February 20, 2025
Larry E. Romrell

/s/Albert E. Rosenthaler	Director	February 20, 2025
Albert E. Rosenthaler

/s/J. David Wargo	Director	February 20, 2025
J. David Wargo