Form 10-K/A
period 2024-12-31
Liberty TripAdvisor Holdings, Inc.
filed 2025-03-28
CIK 1606745

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D. C. 20549

FORM 10-K/A

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive oﬃcers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐   No ☒

The aggregate market value of the voting stock held by non-affiliates of Liberty TripAdvisor Holdings, Inc. computed by reference to the last sales price of such stock, as of the closing of trading on June 30, 2024, was approximately $35 million.

The number of outstanding shares of Liberty TripAdvisor Holdings, Inc.’s common stock as of January 31, 2025 was:

	Series A	Series B
Liberty TripAdvisor Holdings, Inc. common stock	73,084,484	4,815,438

DOCUMENTS INCORPORATED BY REFERENCE: None.

Auditor Name: KPMG LLP

Auditor Location: Denver, Colorado

Auditor PCAOB ID: 185

EXPLANATORY NOTE

The Registrant is filing this Amendment No. 1 on Form 10-K/A (this “Amendment No. 1”) to its Annual Report on Form 10-K for the fiscal year ended December 31, 2024 (the “Original Form 10-K”), filed with the U.S. Securities and Exchange Commission (the “SEC”) on February 20, 2025, solely to include all of the Part III information required by applicable SEC rules and regulations. Accordingly, the Registrant hereby amends and replaces in their entirety Items 10, 11, 12, 13 and 14 in the Original Form 10-K.

As required by Rule 12b-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), the Registrant’s principal executive officer and principal financial officer are providing Rule 13a-14(a)/15(d)-14(a) certifications. Accordingly, the Registrant hereby amends Item 15 in the Original Form 10-K to add such reports as Exhibits.

Except as described above, this Amendment No.1 does not amend, update or change any other items or disclosures in the Original Form 10-K and should be read in conjunction with the Original Form 10-K and does not purport to reflect any information or events subsequent to the filing thereof.

We refer to Liberty TripAdvisor Holdings, Inc. as “TripCo,” “Liberty TripAdvisor,” the “Company,” “us,” “we” and “our” in this report.

LIBERTY TRIPADVISOR HOLDINGS, INC.

2024 ANNUAL REPORT ON FORM 10-K/A

(Amendment No. 1)

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

Directors and Executive Officers

The following table sets forth the names, ages and positions of our directors and executive officers (as of the date of this Amendment No. 1):

Name	Age	Position
Gregory B. Maffei	64
Mr. Maffei has been a director of Liberty TripAdvisor since June 2013 and the President and Chief Executive Officer of Liberty TripAdvisor since July 2013, and has served as the Chairman of the Liberty TripAdvisor board of directors (the “Board of Directors”) since June 2015. He has also served as the Chairman of the Tripadvisor board of directors (the “Tripadvisor Board of Directors”) since February 2013.
Mr. Maffei served as President and Chief Executive Officer of Liberty Media Corporation (“Liberty Media”) (including its predecessors) from May 2007 to December 2024; President and Chief Executive Officer of Atlanta Braves Holdings, Inc. (“ABHI”) from December 2022 to August 2024; President and Chief Executive Officer of Liberty Broadband Corporation (“Liberty Broadband”) from June 2014 to December 2024; President and Chief Executive Officer of Liberty Media Acquisition Corporation (“LMAC”) from November 2020 to December 2022; President and Chief Executive Officer of GCI Liberty, Inc. (“GCI Liberty”) from March 2018 until its combination with Liberty Broadband in December 2020; and the President and Chief Executive Officer of QVC Group, Inc. (formerly Qurate Retail, Inc.) (including its predecessor) (“QVC Group”) from February 2006 until March 2018. He also served as QVC Group’s CEO-elect from November 2005 through February 2006. Prior thereto, Mr. Maffei served as President and Chief Financial Officer of Oracle Corporation, as Chairman, Chief Executive Officer and President of 360networks Corporation, and as Chief Financial Officer of Microsoft Corporation.
Mr. Maffei has served as: the Chairman of the Board of QVC Group since March 2018 and as a director of QVC Group (including its predecessor) since November 2005; the Chairman of the Board of Live Nation Entertainment, Inc. (“Live Nation”) since March 2013 and a director since February 2011; a director of Charter Communications, Inc. (“Charter”) since May 2013; a director of Zillow Group, Inc. since February 2015, having previously served as a director of its predecessor, Zillow Inc., from May 2005 to February 2015; and the Chairman of the Board of Sirius XM Holdings Inc. (“Sirius XM”) since April 2013 and a director since March 2009. Mr. Maffei also served on the board of directors of ABHI, GCI Liberty, Liberty Broadband, Liberty Media and LMAC during the past five years.

Christy Haubegger	56
Ms. Haubegger has been a director of Liberty TripAdvisor since May 2021.
Ms. Haubegger previously served as Executive Vice President, Communications and Chief Inclusion Officer at Warner Media, LLC from 2019 to 2022. Prior to that role she led multicultural business strategy and was a leading agent for Creative Artists Agency (“CAA”), providing insights on diverse markets to CAA’s motion picture, music, marketing and television clients. She has served as a director of Hudson Pacific Properties, Inc. since March 2019 and serves on the Board of Management Leadership for Tomorrow, a non-profit organization that works to increase the number of minority business leaders.

Michael J. Malone	80
Mr. Malone has been a director of Liberty TripAdvisor since August 2014.
Mr. Malone currently serves as Chief Executive Officer and principal of Hunters Capital, LLC, a Northwest Real Estate Development and Management Company. He is the retired Chairman and Chief Executive Officer of DMX Music, Inc. (formerly AEI Music, Inc.) (“DMX”), a multinational music programming and distribution company that he founded in 1971 and which was sold to QVC Group’s predecessor in May 2001, following which he served as Chairman of Maxide Acquisition, Inc., a subsidiary of QVC Group’s predecessor and the holding company for DMX, from May 2001 to February 2005.

Chris Mueller	66
Mr. Mueller has been a director of Liberty TripAdvisor since August 2014.
Mr. Mueller currently serves as the Managing Partner of Post Closing 360 LLC, a private investment company, since January 2012. He previously served as Chief Financial Officer and Vice Chairman of 360networks Inc. from February 2005 to January 2012, and previously held various senior management positions with 360networks Inc.

Larry E. Romrell	85
Mr. Romrell has been a director of Liberty TripAdvisor since August 2014.
Mr. Romrell held numerous executive positions with Tele-Communications, Inc. from 1991 to 1999. Previously, Mr. Romrell held various executive positions with Westmarc Communications, Inc. Mr. Romrell has served as a director of Liberty Media since September 2011 and QVC Group since December 2011, having previously served as a director of QVC Group from March 1999 to September 2011. Mr. Romrell has served as a director of Liberty Global plc (“LGP”) since June 2013, having previously served as a director of Liberty Global, Inc. (“LGI”) from June 2005 to June 2013 and as a director of Liberty Media International, Inc. (“LMI”) from May 2004 to June 2005.

Albert E. Rosenthaler	65
Mr. Rosenthaler has been a director of Liberty TripAdvisor since August 2014. He has been a director of Tripadvisor since February 2016.
Mr. Rosenthaler has served as Senior Advisor to Liberty Media since January 2024. Mr. Rosenthaler previously served as the Chief Corporate Development Officer of Liberty TripAdvisor, Liberty Media, QVC Group and Liberty Broadband from October 2016 to December 2023; Chief Corporate Development Officer of ABHI from December 2022 to December 2023; Chief Corporate Development Officer of LMAC from November 2020 to December 2022; Chief Corporate Development Officer of GCI Liberty from March 2018 to December 2020; and Chief Corporate Development Officer of Liberty Expedia Holdings, Inc. from October 2016 to July 2019. Mr. Rosenthaler previously held other positions with certain of these companies.

J. David Wargo	71
Mr. Wargo has been a director of Liberty TripAdvisor since August 2014.
Mr. Wargo is the founder and president of Wargo & Company, Inc., a private company specializing in investing in the communications industry since 1993. Mr. Wargo is a co-founder and was a member of New Mountain Capital, LLC from 2000 to 2008. Prior to starting Wargo & Company, Inc., he was a managing director and senior analyst of The Putnam Companies from 1989 to 1992, senior vice president and a partner in Marble Arch Partners from 1985 to 1989, and senior analyst, assistant director of research and a partner in State Street Research and Management Company from 1978 to 1985.
Mr. Wargo has served as a director of Liberty Broadband since March 2015. He has also served as a director of LGP since June 2013, having previously served as a director of LGI from June 2005 to June 2013 and as a director of LMI from May 2004 to June 2005. He has served as a director of the Vobile Group Limited since January 2018. He served as a director of Strayer Education, Inc. from March 2001 to April 2019, and of Discovery Communications, Inc. from September 2008 until April 2022, after having served as a director of Discovery Holding Company from May 2005 to September 2008.

Brian J. Wendling	52
Mr. Wendling has served as Liberty TripAdvisor’s Senior Vice President and Chief Financial Officer since January 2016.
Mr. Wendling has also served as Principal Financial Officer and Chief Accounting Officer of each of Liberty Media, QVC Group and Liberty Broadband since July 2019 and January 2020, respectively. Mr. Wendling will resign from his officer roles with QVC Group effective March 31, 2025. Mr. Wendling has held various positions with certain of these companies and their predecessors since 1999. Mr. Wendling also previously served as Principal Financial Officer and Chief Accounting Officer of ABHI from December 2022 to August 2024, LMAC from November 2020 to December 2022 and GCI Liberty from July 2019 and January 2020, respectively, to December 2020.
Mr. Wendling has served on the board of comScore, Inc. since March 2021.

Renee L. Wilm	51
Ms. Wilm has served as Liberty TripAdvisor’s Chief Legal Officer and Chief Administrative Officer since September 2019 and January 2021, respectively.
Ms. Wilm has also served as Chief Legal Officer and Chief Administrative Officer of Liberty Media, QVC Group and Liberty Broadband since September 2019 and January 2021, respectively. Ms. Wilm will resign from the Chief Administrative Officer role of QVC Group effective March 31, 2025 but will continue as Chief Legal Officer. Ms. Wilm served as Chief Executive Officer of Las Vegas Grand Prix, Inc., a wholly owned subsidiary of Liberty Media and Formula 1 from January 2022 to February 2025. Ms. Wilm also served as Chief Legal Officer and Chief Administrative Officer of ABHI from December 2022 to August 2024 and LMAC from November 2020 to December 2022 and January 2021 to December 2022, respectively, a director of LMAC from January 2021 to December 2022 and the Chief Legal Officer of GCI Liberty from September 2019 to December 2020.

Prior to September 2019, Ms. Wilm was a Senior Partner with the law firm Baker Botts L.L.P. (“Baker Botts”), where she represented Liberty TripAdvisor, Liberty Media, QVC Group, Liberty Broadband and GCI Liberty and their predecessors for over twenty years, specializing in mergers and acquisitions, complex capital structures and shareholder arrangements, as well as securities offerings and matters of corporate governance and securities law compliance. At Baker Botts, Ms. Wilm was a member of the Executive Committee, the East Coast Corporate Department Chair and Partner-in-Charge of the New York office.

Family Relationships; Legal Proceedings

There is no family relationship between any of our executive officers or directors, by blood, marriage or adoption.

During the past ten years, none of our directors and executive officers has had any involvement in such legal proceedings as would be material to an evaluation of his or her ability or integrity.

Code of Ethics

We have adopted a code of business conduct and ethics that applies to all of our employees, directors and officers, which constitutes our “code of ethics” within the meaning of Section 406 of the Sarbanes-Oxley Act. Our code of business conduct and ethics is available on our website at www.libertytripadvisorholdings.com/investors/governance/governance-documents.

Audit Committee and Audit Committee Financial Expert

The audit committee currently consists of three directors – Chris Mueller (Chair), Michael J. Malone and J. David Wargo. The Board of Directors has determined that Mr. Mueller is as an “audit committee financial expert” under applicable SEC rules and regulations.

Delinquent Section 16(a) Reports

Section 16(a) of the Exchange Act requires our executive officers and directors, and persons who own more than ten percent of a registered class of our equity securities, to file reports of ownership and changes in ownership with the SEC.

Based solely on a review of the copies of the Forms 3, 4 and 5 and amendments to those forms filed with the SEC and written representations made to us by our executive officers and directors, we believe that, during the year ended December 31, 2024, all Section 16(a) filing requirements applicable to our officers, directors and greater than ten-percent beneficial owners were met, with the exception of of one Form 4 by Albert E. Rosenthaler reporting one transaction and one Form 4 by Renee L. Wilm reporting one transaction, each dated April 3, 2024.

Insider Trading Policy

We are committed to promoting high standards of ethical business conduct and compliance with applicable laws, rules and regulations. As part of this commitment, our company has adopted an insider trading policy (the “Insider Trading Policy”) which governs among other things, the purchase, sale and other dispositions of our company’s securities, including by our directors, officers and employees. We believe our Insider Trading Policy is reasonably designed to promote compliance with insider trading laws, rules and regulations applicable to us. Because our Insider Trading Policy and procedures are designed to address transactions in our company’s securities by our directors, officers, and employees, we do not have formal insider trading policies or procedures that govern our purchase of our company’s securities. A copy of our Insider Trading Policy is filed as Exhibit 19 to the Original Form 10-K.

Item 11. Executive Compensation.

This section sets forth information relating to, and an analysis and discussion of, compensation paid by our company to the following persons (who we collectively refer to as our “named executive officers”):

Name(1)	Position
Gregory B. Maffei	Chairman of the Board, President and Chief Executive Officer
Brian J. Wendling	Senior Vice President and Chief Financial Officer
Renee L. Wilm	Chief Legal Officer and Chief Administrative Officer

Following the expiration on December 31, 2024 of his employment arrangement with Liberty Media, Mr. Maffei continues to serve as President and Chief Executive Officer, and as Chairman of our Board and chairman of the Executive Committee of our Board of Directors. For his service in 2025, Mr. Maffei will only receive those director fees described in the “—Changes for 2025” section below.

Compensation Discussion and Analysis

Services Agreement

In connection with the spin-off of our company (formerly a wholly-owned subsidiary of QVC Group) from QVC Group, we entered into a Services Agreement, dated August 27, 2014, with Liberty Media (the “services agreement”), pursuant to which Liberty Media provides to our company certain administrative and management services, and we pay Liberty Media a monthly management fee, the amount of which is subject to quarterly review by our audit committee (and at least an annual review by our compensation committee). As a result, Liberty Media employees, including our named executive officers other than Mr. Maffei, who was paid certain compensation elements directly by our company pursuant to the amended services agreement as described below, are typically not separately compensated by our company other than with respect to performance-based incentive awards and with respect to performance-based cash bonuses. See “—Elements of 2024 Executive Compensation—Incentive Compensation” and “—Elements of 2024 Executive Compensation—2024 Performance-Based Bonuses” below for information concerning equity awards granted to and performance-based cash bonuses paid to our named executive officers in 2024.

In December 2019, the services agreement was amended (the “amended services agreement”) in connection with Liberty Media entering into an employment arrangement with Mr. Maffei (the “2019 Maffei Employment Agreement”). Under the amended services agreement, for the term of the 2019 Maffei Employment Agreement (which began in December 2019 and ended on December 31, 2024) our company established, and paid or granted directly to Mr. Maffei, our allocable portion of his annual performance-based cash bonus, his annual equity-based awards and his Upfront Awards (as defined below), and we reimbursed Liberty Media for our allocable portion of the other components of Mr. Maffei’s compensation, as described in more detail below in “—Executive Compensation Arrangements—Gregory B. Maffei—2019 Maffei Employment Agreement.” Under the 2019 Maffei Employment Agreement, Mr. Maffei’s compensation is allocated across Liberty Media, and each of our company, QVC Group, Liberty Broadband and, following its split-off from Liberty Media in July 2023 until its change in management in August 2024, ABHI (each a “Service Company”, or, collectively, the “Service Companies”) based on two factors, each weighted 50%: (i) the relative market capitalization of each series of stock of each company and (ii) the average of (a) the percentage allocation of time for all Liberty Media employees across all companies and (b) Mr. Maffei’s percentage allocation of time across all companies, unless a different allocation method is agreed. Our allocable portion of Mr. Maffei’s compensation was 5% in 2024. The salary, certain perquisite information and other compensation elements of Mr. Maffei that were not paid or granted directly by our company included in the “Summary Compensation Table” below include the portion of his compensation allocable to our company and for which we reimbursed Liberty Media and do not include the portion of his compensation allocable to Liberty Media or any of the other Service Companies. For the year ended December 31, 2024, we accrued management fees payable to Liberty Media under the amended services agreement of $2.9 million, not including the portion of Mr. Maffei’s compensation allocable to our company and for which we reimbursed Liberty Media.

Role of Chief Executive Officer in Compensation Decisions; Setting Executive Compensation

As a result of the management fee paid to Liberty Media, the compensation committee typically did not expect to provide compensation to the executive officers other than to Mr. Maffei pursuant to the amended services agreement and to the other executive officers with regard to equity incentive compensation and performance cash bonuses, and typically does not provide other compensation to the executive officers. Mr. Maffei made recommendations with respect to any equity or other incentive compensation and performance cash bonuses to be awarded to our executive officers. In making any such recommendations to our compensation committee, Mr. Maffei evaluated the performance and contributions of each of our executive officers, given his or her respective area of responsibility, and, in doing so, considered various qualitative factors such as:

●	the executive officer’s experience and overall effectiveness;
●	the executive officer’s performance during the preceding year;
●	the responsibilities of the executive officer, including any changes to those responsibilities over the year; and
●	the executive officer’s demonstrated leadership and management ability.

When determining the extent to which the 2024 Chief Cash Awards (as defined below) were earned by our named executive officers, our compensation committee considered the recommendations obtained from Mr. Maffei as to the performance of Mr. Wendling and Ms. Wilm. To make these recommendations, Mr. Maffei evaluated the performance and contributions of each such named executive officer.

In December 2019, our compensation committee approved the amended services agreement, which established the terms and conditions of our allocable portion of Mr. Maffei’s compensation for the term of the 2019 Maffei Employment Agreement. See “—Services Agreement” above.

At the 2024 annual meeting, stockholders representing a majority of the aggregate voting power of Liberty TripAdvisor present and entitled to vote on its say-on-pay proposal voted in favor of, on an advisory basis, Liberty TripAdvisor’s executive compensation, as disclosed in our proxy statement for the 2024 annual meeting. No material changes were implemented to our executive compensation program as a result of this vote.

Role of Independent Compensation Consultant

Prior to entering into the amended services agreement with Liberty Media in connection with the 2019 Maffei Employment Agreement, our compensation committee engaged Frederic W Cook & Co, Inc. (“FW Cook”), an independent and experienced compensation consultant, to assist in determining the reasonableness of compensation to be allocated to our company under the amended services agreement.

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

In assessing the reasonableness of pay as Chief Executive Officer or Chairman of the Board, FW Cook and the compensation committee reviewed pay data for companies comparable to ours, including companies in the online travel, real estate, insurance, media and marketplace industries, and companies with which we may compete for executive talent and stockholder investment and also included companies in those industries that are similar to our company in size, geographic location or complexity of operations. In assessing the reasonableness of pay as a managing partner of a private equity firm, FW Cook and the compensation committee reviewed survey data regarding the compensation of private equity professionals.

Elements of 2024 Executive Compensation

For 2024, the principal components of compensation for the named executive officers were:

●	in the case of Mr. Maffei, base salary and perquisites and other limited personal benefits;
●	a performance-based bonus, payable in cash; and
●	performance-based cash awards granted under the Liberty TripAdvisor Holdings, Inc. 2019 Omnibus Incentive Plan (the “2019 incentive plan”).

Base Salary

Mr. Maffei’s base salary was governed by the terms of the 2019 Maffei Employment Agreement. For 2024, Mr. Maffei’s base salary was $3,000,000, as prescribed by the 2019 Maffei Employment Agreement. Pursuant to the 2019 Maffei Employment Agreement and the amended services agreement, Liberty Media paid Mr. Maffei’s base salary directly, and we reimbursed Liberty Media for our allocable portion. In 2024, the portion of Mr. Maffei’s aggregate annual base salary allocated to our company was 5% or $150,000.

2024 Performance-Based Bonuses

Overview

For 2024, our compensation committee adopted an annual, performance-based bonus program for each of Messrs. Maffei and Wendling and Ms. Wilm. The 2024 bonus program was comprised of two components: a bonus amount payable based on each participant’s individual performance (the “Individual Performance Bonus”) and a bonus amount payable based on the corporate performance of our company, Liberty Media, QVC Group, Liberty Broadband and ABHI (the “Corporate Performance Bonus”). As a result of the August 2024 change in management at ABHI, our compensation committee determined that achievement of the Corporate Performance Bonus should be based on the corporate performance of our company, Liberty Media, QVC Group and Liberty Broadband only.

Individual performance was 60% of the weighting and was based on each named executive officers’ personal, department and corporate related goals. Each named executive officer provided a self-evaluation of their achievements, and, in the case of Mr. Wendling and Ms. Wilm, Mr. Maffei also provided an evaluation, and the compensation committee reviewed goals, evaluations and achievements before approving a specific payout for each named executive officer.

Corporate performance was 40% of the weighting:

●	30% based on consolidated financial results of all subsidiaries and major investments within our company, Liberty Media, QVC Group and Liberty Broadband (10% based on consolidated revenue results, 10% based on consolidated adjusted OIBDA results and 10% based on consolidated free cash flow results); and
●	10% based on corporate level achievements such as merger and acquisition activity, investments, financings, sustainability initiatives, SEC/audit compliance, litigation management and tax compliance.

Pursuant to the 2019 Maffei Employment Agreement, Mr. Maffei was assigned a target bonus opportunity under the performance-based bonus program equal to $17 million in the aggregate for Liberty Media, our company and each of the other Service Companies. That bonus amount was split among, and payable directly by, Liberty Media, our company, QVC Group, Liberty Broadband and ABHI, with payment subject to the achievement of one or more performance metrics as determined by the applicable company’s compensation committee. In 2024, the portion of Mr. Maffei’s aggregate target bonus amount allocated to our company was 5% or $850,000. The portions of Mr. Maffei’s aggregate target bonus amount allocated to each of Liberty Media, QVC Group, Liberty Broadband and

ABHI pursuant to the amended services agreements was 54% (or $9,180,000), 10% (or $1,700,000), 23% (or $3,910,000) and 8% (or $1,360,000), respectively.

Messrs. Maffei and Wendling and Ms. Wilm were assigned in March 2024 a maximum bonus opportunity under the performance-based bonus program, which would be allocated to each of our company, Liberty Media, QVC Group, Liberty Broadband and ABHI in the same percentage as the allocation for Mr. Maffei’s target bonus opportunity (the “Maximum Performance Bonus”). The portion of the Maximum Performance Bonus allocated to the Liberty TripAdvisor program was $1,700,000, $82,500 and $150,000 for Messrs. Maffei and Wendling and Ms. Wilm, respectively (the “LTAH Maximum Performance Bonus”). The LTAH Maximum Performance Bonus amounts are up to 200% of Mr. Maffei’s target annual bonus allocated to our company under the 2019 Maffei Employment Agreement and our company’s allocable portion of up to 200% of base pay for each of Mr. Wendling and Ms. Wilm. The portion of the Maximum Performance Bonus allocated to Liberty Media, QVC Group, Liberty Broadband and ABHI was $18,360,000, $3,400,000, $7,820,000 and $2,720,000, respectively, for Mr. Maffei, $891,000, $165,000, $379,500 and $132,000, respectively, for Mr. Wendling and $1,620,000, $300,000, $690,000 and $240,000, respectively, for Ms. Wilm.

Each participant was entitled to receive from our company an amount (the “LTAH Maximum Individual Bonus”) equal to 60% of the LTAH Maximum Performance Bonus for that participant. The LTAH Maximum Individual Bonus was subject to reduction based on a determination of the participant’s achievement of qualitative criteria established with respect to the services to be performed by the participant on behalf of our company. Under the corollary program of Liberty Media and the corollary programs of the other Service Companies, each participant was entitled to receive from each of Liberty Media and the other Service Companies a maximum individual bonus equal to 60% of his or her Maximum Performance Bonus allocable to Liberty Media and each other Service Company, subject to reduction based on a determination of the participant’s achievement of qualitative criteria established with respect to the services to be performed by the participant on behalf of Liberty Media and the other Service Companies. Our compensation committee believes this construct was appropriate in light of the amended services agreement and the fact that each participant splits his or her professional time and duties.

Each participant was entitled to receive from our company an amount (the “LTAH Maximum Corporate Bonus”) equal to 40% of his or her LTAH Maximum Performance Bonus, subject to reduction based on a determination of the consolidated corporate performance of our company, Liberty Media and the other Service Companies. Under the corollary program of Liberty Media and the corollary programs of the other Service Companies, each participant was entitled to receive from each of Liberty Media and the other Service Companies a bonus that is 40% of each of Liberty Media’s and the other Service Companies’ allocable portion of the Maximum Performance Bonus, which was subject to reduction based on a determination of the consolidated corporate performance of our company, Liberty Media and the other Service Companies.

In connection with the August 2024 change in management at ABHI, the ABHI compensation committee determined that the portion of Mr. Maffei’s and our other named executive officers’ annual bonuses allocated to ABHI would be deemed achieved at the target level of performance and that such bonus would be paid in December 2024 and our compensation committee determined that the achievement of the Corporate Performance Bonus should be based on the corporate performance of our company, Liberty Media, QVC Group and Liberty Broadband only. Therefore, in December 2024, our compensation committee and the compensation committees of Liberty Media, QVC Group and Liberty Broadband reviewed contemporaneously our respective named executive officers’ individual performance and consolidated corporate performance under each company’s program. Notwithstanding this joint effort, our compensation committee retained sole and exclusive discretion with respect to the approval of award terms and amounts payable under our bonus program.

Individual Performance Bonus

Our compensation committee reviewed the individual performance of each participant to determine the reductions that would apply to each participant’s LTAH Maximum Individual Bonus. Our compensation committee took into account a variety of factors, without assigning a numerical weight to any single performance measure. This determination was based on reports to our Board of Directors, the observations of committee members throughout the year, executive self-evaluations and, with respect to the participants other than Mr. Maffei, the observations and input of Mr. Maffei. In evaluating the performance of each of the participants for determining the reduction that would apply to each named executive officer’s LTAH Maximum Individual Bonus, the following performance objectives related to our company which had been assigned to each participant for 2024 were considered:

●	Gregory B. Maffei, Chairman of the Board, President and Chief Executive Officer
o	Pursue new strategic alternatives with Tripadvisor around core meta business, experiences and dining
o	Oversee capital allocation and manage liquidity
o	Provide leadership and professional development opportunities to our management team
o	Continue development of sustainability program
●	Brian J. Wendling, Senior Vice President and Chief Financial Officer
o	Ensure timely and accurate internal and external financial reports
o	Maintain a robust control environment at the corporate and subsidiary levels
o	Evaluate future structure and ownership of the business
o	Continue to improve cyber security profile and ensure successful implementation of SEC cyber security rules
●	Renee L. Wilm, Chief Legal Officer and Chief Administrative Officer
o	Evaluate and help drive future structure of the business
o	Evaluate and help drive optimization of capital structure and liquidity solutions
o	Provide legal support with regard to litigation, corporate matters and compliance matters
o	Manage executive compensation arrangements and incentive award programs

Following a review of the participants’ performance and a review of the time allocated to matters for our company, our compensation committee determined to pay each participant the following portion of his or her LTAH Maximum Individual Bonus:

	LTAH Maximum	Percentage	Aggregate
Name	Individual Bonus	Payable	Dollar Amount
Gregory B. Maffei	$1,020,000	75.0%	$765,000
Brian J. Wendling	$49,500	87.5%	$43,313
Renee L. Wilm	$90,000	75.0%	$67,500

Corporate Performance Bonus

Our compensation committee then made a determination as to the portion, if any, that would be payable to each participant for his or her LTAH Maximum Corporate Bonus, a portion of which is attributable to consolidated financial measures of the Operating Companies (as defined below) as a group and a portion of which is attributable to corporate-level achievements. In making this determination, our compensation committee reviewed forecasts of 2024 adjusted OIBDA (as defined below), revenue and free cash flow (financial measures) for QVC, Inc., HSN, Inc., Cornerstone Brands, Inc., Formula 1, Quint Events, LLC, GCI Holdings, LLC and proportionate shares of Live Nation, Charter and Tripadvisor (collectively, the “Operating Companies”), all of which forecasts were prepared in December 2024 and are set forth in the table below. Also set forth in the table below are the corresponding actual financial measures achieved for 2024, which deviated from our forecasts as indicated below. Although forecasted revenue, adjusted OIBDA and free cash flow deviated from the actual result, none of the deviations would have materially affected the amounts paid under the corporate performance bonus portion of the program.

For purposes of the bonus program, adjusted OIBDA is defined as operating income (loss) plus depreciation and amortization, stock-based compensation, separately reported litigation settlements, transaction related costs (including acquisition, restructuring, integration, and advisory fees), and impairment charges. Live Nation, Charter, and Tripadvisor do not report adjusted OIBDA information. As a result, in order to determine their financial results, we used the most similar non-GAAP measures reported by each of these companies. We used Adjusted EBITDA as reported by Charter and Tripadvisor and Adjusted Operating Income (“AOI”) as reported by Live Nation. For a definition of Adjusted EBITDA as defined by Charter, see Charter’s Annual Report on Form 10-K for the year ended December 31, 2024, filed on January 31, 2025. For a definition of Adjusted EBITDA as defined by Tripadvisor, see Tripadvisor’s Annual Report on Form 10-K for the year ended December 31, 2024, filed on February 20, 2025. For a definition of AOI as defined by Live Nation, see Live Nation’s Annual Report on Form 10-K for the year ended December 31, 2024, filed on February 22, 2025. When the budget was prepared in March 2024, Sirius XM and ABHI were considered part of the Operating Companies; however, our compensation committee and the compensation committees of Liberty Media, QVC Group and Liberty Broadband determined that, due to the split-off of Sirius XM from Liberty Media in September 2024, Sirius XM should be removed from the Operating Companies and that, due to the change in management at ABHI, ABHI should be removed from the Operating Companies.

	(dollar amounts in millions)
			Actual /
	2024 Forecast	2024 Actual	Forecast
Revenue(1)	$39,889	$39,900	0.03%
Adjusted OIBDA(1)	$10,343	$10,288	(0.53)%
Free Cash Flow(1)(2)	$2,867	$2,702	(5.76)%
(1)	Revenue, adjusted OIBDA and Free Cash Flow amounts represent the consolidated summation of the Operating Companies. All calculations were performed on a constant currency basis.
(2)	Defined for purposes of the bonus program as adjusted OIBDA less all other operating and investing items on a constant currency basis.

Based on a review of the above forecasts and consideration of Operating Company performance against plan for these financial measures by the compensation committees of our company, Liberty Media, QVC Group and Liberty Broadband, the compensation committees determined that the financial measures relating to the Operating Companies were achieved to the extent described below:

Financial Measure	Percentage Payable
Revenue(1)	5% of a possible 10%
Adjusted OIBDA(1)	6% of a possible 10%
Free Cash Flow(1)(2)	9% of a possible 10%

Percentage payable was based on 2024 forecasted financial measures compared to 2024 budgeted financial measures, with a 7% possible payout if forecasted financial measures equaled budgeted financial measures, and a payout range of 0% to 10% if forecasted financial measures were less than or greater than budgeted financial measures. Our compensation committee then translated the achievement of these financial measures into a percentage payable (20% of a possible 30%, or 66.67%) to each participant of his or her LTAH Maximum Corporate Bonus related to financial measures, as follows:

	LTAH
	Maximum
	Corporate
	Bonus Related to	Percentage	Aggregate
Name	Financial Measures	Payable	Dollar Amount
Gregory B. Maffei	$510,000	66.67%	$340,000
Brian J. Wendling	$24,750	66.67%	$16,500
Renee L. Wilm	$45,000	66.67%	$30,000

In December 2024, our compensation committee considered combined corporate-level achievements for our company, Liberty Media and each of the other Service Companies (other than ABHI) in determining that 9% of a possible 10% of a portion of the LTAH Maximum Corporate Bonus would be payable to each participant. In making this determination, the compensation committee considered merger and acquisition activity, investments, financings, SEC/audit compliance, litigation management and tax compliance. The achievements and percentage payable translated to the following payment for each participant:

	LTAH Maximum
	Corporate Bonus
	Related to
	Corporate-Level	Percentage	Aggregate
Name	Achievements	Payable	Dollar Amount
Gregory B. Maffei	$170,000	90%	$153,000
Brian J. Wendling	$8,250	90%	$7,425
Renee L. Wilm	$15,000	90%	$13,500

Aggregate Results

The following table presents information concerning the aggregate 2024 performance-based bonus amounts payable to each named executive officer by our company after giving effect to the determinations described above.

			Corporate
		Corporate	Performance
	Individual	Performance	Bonus Related to
	Performance	Bonus Related to	Corporate-Level	Total
Name	Bonus	Financial Measures	Achievements	Bonus
Gregory B. Maffei	$765,000	$340,000	$153,000	$1,258,000
Brian J. Wendling	$43,313	$16,500	$7,425	$67,238
Renee L. Wilm	$67,500	$30,000	$13,500	$111,000

Our compensation committee then noted that, when combined with the total 2024 performance-based bonus amounts paid by Liberty Media and the other Service Companies (including the target bonus paid by ABHI) to the overlapping named executive officers, Messrs. Maffei and Wendling and Ms. Wilm received $18,659,476, $1,344,750 and $2,220,000, respectively. For more information regarding these bonus awards, please see the “Grants of Plan-Based Awards” table below.

Equity Incentive Compensation

Prior to its expiration in May 2024, the 2019 incentive plan provided for the grant of a variety of incentive awards, including stock options, restricted shares, restricted stock units (“RSUs”), stock appreciation rights (“SARs”), cash awards and performance awards. Subject to share availability considerations, our compensation committee had a preference for grants of stock options and awards of restricted stock or RSUs (as compared with other types of available awards under the 2019 incentive plan) based on the belief that they better promote retention of key employees through the continuing, long-term nature of an equity investment. It is the policy of our compensation committee that stock options be awarded with an exercise price equal to fair market value on the date of grant, typically measured by reference to the closing price on the grant date.

As discussed above, our executive officers perform management services for our company pursuant to the amended services agreement. In consultation with the compensation committees of each of Liberty Media and the other Service Companies, our compensation committee determined that each of our company, Liberty Media and the other Service Companies would grant a proportionate share of the aggregate equity grant value to each named executive officer each year for their service to our company and each of Liberty Media and the other Service Companies. With respect to awards made to Mr. Wendling and Ms. Wilm, the proportionate share for each company was determined based 50% on the relative market capitalization and 50% on relative time spent by Liberty Media’s employees working for such issuer. With respect to awards made to Mr. Maffei, the 2019 Maffei Employment Agreement provided that Mr. Maffei’s aggregate annual equity award value would be granted across Liberty Media and the Service Companies by Liberty Media’s compensation committee, our compensation committee and the compensation committees of each other Service Company based on two factors, each weighted 50%: (i) the relative market capitalization of each series of stock of each company and (ii) the average of (a) the percentage allocation of time for all Liberty Media employees across all companies and (b) Mr. Maffei’s percentage allocation of time across all companies, unless a different allocation method was agreed.

Annual Equity Awards

Maffei Annual Equity Awards

The 2019 Maffei Employment Agreement provided Mr. Maffei with the opportunity to earn equity awards during the employment term. See “—Executive Compensation Arrangements—Gregory B. Maffei—Annual Awards” for additional information about the annual awards provided under the 2019 Maffei Employment Agreement.

When structuring the 2019 Maffei Employment Agreement, to further align Mr. Maffei’s interests with those of the other stockholders, the compensation committee structured his annual equity award grants as either option awards or performance-based restricted stock units with meaningful payout metrics determined annually. This structure was designed to provide for alignment of interests with our company’s stockholders and flexibility to the compensation committee to incent achievement of strategic objectives that may change or evolve over the term of the agreement.

The 2019 Maffei Employment Agreement provided that Mr. Maffei was entitled to receive from our company, Liberty Media and the other Service Companies in 2024 a combined target equity award value of $17.5 million comprised of time-vested stock options, performance-based restricted stock units or a combination of award types, at Mr. Maffei’s election.

Due to share availability concerns, in 2024, our compensation committee granted a performance-based cash award to Mr. Maffei in satisfaction of our obligations under the 2019 Maffei Employment Agreement for 5% of Mr. Maffei’s aggregate annual equity award for 2024, or $875,000. Our compensation committee believed that Mr. Maffei’s cash award should be subject to performance metrics that incentivize and reward Mr. Maffei for successful completion of our company’s strategic initiatives. As a result, our compensation committee granted to Mr. Maffei a $875,000 performance-based cash award (the “2024 Maffei Cash Award”) under the 2019 incentive plan, on March 6, 2024, which would vest only upon attainment of the performance objectives described below.

Our compensation committee reviewed the financial performance of our company along with the personal performance of Mr. Maffei. Based on the compensation committee’s assessment of his individual performance against the goals established in connection with the performance cash bonus program and general observation of his leadership and executive performance, our compensation committee approved the full vesting of the 2024 Maffei Cash Award previously granted to Mr. Maffei.

For more information regarding Mr. Maffei’s equity awards as provided in the 2019 Maffei Employment Agreement, see the “Grants of Plan-Based Awards” table below and “Executive Compensation—Compensation Discussion and Analysis—Elements of 2024 Executive Compensation—Equity Incentive Compensation—Annual

Equity Awards—Maffei Annual Equity Awards” in Liberty Media’s Definitive Proxy Statement on Schedule 14A with respect to its 2025 annual meeting of stockholders; “Executive Compensation—Compensation Discussion and Analysis—Elements of 2024 Executive Compensation—Equity Incentive Compensation—Annual Equity Awards—Maffei Annual Equity Awards” in QVC Group’s Definitive Proxy Statement on Schedule 14A with respect to its 2025 annual meeting of stockholders; “Executive Compensation—Compensation Discussion and Analysis—Elements of 2025 Executive Compensation—Equity Incentive Compensation—Annual Equity Awards—Maffei Annual Equity Awards” in Liberty Broadband’s Definitive Proxy Statement on Schedule 14A with respect to its 2025 annual meeting of stockholders; and “Executive Compensation—Compensation Discussion and Analysis—Elements of 2024 Executive Compensation—Equity Incentive Compensation—Former Executives” in Atlanta Brave’s Holdings Definitive Proxy Statement on Schedule 14A with respect to its 2025 annual meeting of stockholders.

Chief Performance-based Cash Awards

Due to share considerations under the 2019 incentive plan, our compensation committee granted a $29,725 and $58,000 performance-based cash award to Mr. Wendling and Ms. Wilm, respectively (the “2024 Chief Cash Awards”). The 2024 Chief Cash Awards were granted under the 2019 incentive plan and would vest subject to the satisfaction of performance objectives described below.

Our compensation committee adopted an annual, performance-based program for payment of the 2024 Chief Cash Awards and reviewed each named executive officer’s performance against that performance program to determine which portion of the award would be paid. Our compensation committee reviewed the 2024 personal performance of Mr. Wendling and Ms. Wilm and approved vesting in full of the 2024 Chief Cash Awards previously granted to Mr. Wendling and Ms. Wilm based on their assessment of their individual performance against the goals established in connection with the performance cash bonus program along with general observation of their leadership and executive performance.

Perquisites And Other Personal Benefits

The perquisites and other personal benefits available to our executives (that are not otherwise available to all of our salaried employees) consist of:

●	limited personal use of Liberty Media’s corporate aircraft (pursuant to aircraft time sharing agreements between our company and Liberty Media); and
●	occasional, personal use of Liberty Media’s apartment in New York City (pursuant to a sharing arrangement between our company and Liberty Media), which is primarily used for business purposes, and occasional, personal use of a company car and driver.

Taxable income may be incurred by our executives in connection with their receipt of perquisites and personal benefits. We have not provided gross-up payments to our executives in connection with any such taxable income incurred during the past three years.

Aircraft Usage

On occasion, and with the appropriate approvals, executives may have family members and other guests accompany them on Liberty Media’s corporate aircraft when traveling on business.

Pursuant to a February 5, 2013 letter agreement between Liberty Media and Mr. Maffei, Mr. Maffei was entitled to 120 hours in 2024 of personal flight time. During 2024, pursuant to November 11, 2015 and December 13, 2019 letter agreements between Liberty Media and Mr. Maffei, Mr. Maffei was entitled to 50 additional hours per year of personal flight time if he reimbursed Liberty Media for such usage. Mr. Maffei incurred taxable income, calculated in accordance with the Standard Industry Fare Level (“SIFL”) rates, for all personal use of the corporate aircraft under the February 5, 2013 letter agreement. Mr. Maffei incurred taxable income at the SIFL rates minus amounts paid under time sharing agreements with Liberty Media for travel. Flights where there were no passengers on company-owned aircraft were not charged against the 120 hours of personal flight time allotted to Mr. Maffei for 2024 if the flight department determined that the use of a NetJets, Inc. supplied aircraft for a proposed personal flight would be disadvantageous to our company due to (i) use of budgeted hours under the then current Liberty Media fractional ownership contract with NetJets, Inc. or (ii) higher flight cost as compared to the cost of using company-owned aircraft. Mr. Maffei’s entitlement to personal flight time ended on December 31, 2024, in connection with Mr. Maffei stepping down as the Chief Executive Officer of Liberty Media.

For disclosure purposes, Liberty Media determines the aggregate incremental cost to Liberty Media of the executives’ personal flights by using a method that takes into account all operating costs related to such flights, including:

●	landing and parking expenses;
●	crew travel expenses;
●	supplies and catering;
●	aircraft fuel and oil expenses per hour of flight;
●	aircraft maintenance and upkeep;
●	any customs, foreign permit and similar fees; and
●	passenger ground transportation.

Because Liberty Media’s aircraft is used primarily for business travel, this methodology excludes fixed costs that do not change based on usage, such as salaries of pilots and crew, and purchase or lease costs of aircraft.

Pursuant to the amended services agreement, we paid Liberty Media for any costs, calculated in accordance with Part 91 of the Federal Aviation Regulations, associated with Mr. Maffei using Liberty Media’s corporate aircraft for our company’s business matters along with the approved personal use of Liberty Media’s corporate aircraft that was allocable to our company under the amended services agreement. Pursuant to aircraft time sharing agreements between Liberty Media and Mr. Maffei, Mr. Maffei was responsible for reimbursing Liberty Media for costs associated with his 50 additional hours of personal flight time and such costs included the expenses listed above, insurance obtained for the specific flight and an additional charge equal to 100% of the aircraft fuel and oil expenses for the specific flight.

For purposes of determining an executive’s taxable income, personal use of Liberty Media’s aircraft is valued using a method based on SIFL rates, as published by the Treasury Department. The amount determined using the SIFL rates is typically lower than the amount determined using the incremental cost method. Under the American Jobs Creation Act of 2004, the amount that may be deducted for U.S. federal income tax purposes for a purely personal flight is limited to the amount included in the taxable income of the executives who took the flight. Also, the deductibility of any non-business use will be limited by Section 162(m) of the Internal Revenue Code of 1986 (the “Code”) to the extent that the named executive officer’s compensation that is subject to that limitation exceeds $1 million. See “—Deductibility of Executive Compensation” below. The aircraft sharing agreement was terminated as of December 31, 2024.

Changes for 2025

As described above, following the expiration of the 2019 Maffei Employment Agreement, Mr. Maffei continues to serve as President and Chief Executive Officer, and as Chairman of the Board of Directors and chairman of the Executive Committee of our Board of Directors (the “Executive Committee”). For such service Mr. Maffei will receive the following amounts: (i) an annual retainer equal to $184,060 (payable quarterly in arrears) for his service as a non-employee director of Liberty TripAdvisor, effective January 1, 2025 (which amount is the annual fee payable to our nonemployee directors in 2025), (ii) an annual fee equal to $5,000 (payable quarterly in arrears) for his service as a member of the Executive Committee (which amount will also be the annual fee payable to nonemployee directors serving on the Executive Committee) and (iii) an annual fee equal to $25,000 (payable quarterly in arrears) for his service as the chairman of the Executive Committee.

Deductibility Of Executive Compensation

In developing the 2024 compensation packages for the named executive officers, the deductibility of executive compensation under Section 162(m) of the Code is considered. That provision prohibits the deduction of compensation of more than $1 million paid to certain executives, subject to certain exceptions. Following the enactment of the Tax Cuts and Jobs Act of 2017, beginning with the 2018 calendar year, the executives potentially affected by the limitations of Section 162(m) of the Code have been expanded and there is no longer any exception for qualified performance-based compensation. Therefore, portions of the compensation we pay to the named executive officers may not be deductible due to the application of Section 162(m) of the Code. Our compensation committee believes that the lost deduction on compensation payable in excess of the $1 million limitation for the named executive officers is not material relative to the benefit of being able to attract and retain talented management.

Recoupment Provisions

In August 2023, the Board of Directors approved a policy for the recovery of erroneously awarded compensation, or “clawback” policy, applicable to executive officers. The policy implements the incentive-based compensation recovery provisions of the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 as required under the Nasdaq listing standards (although the Company began quotation on the OTC Markets in October 2023), and requires recovery of incentive-based compensation received by current or former executive officers during the three fiscal years preceding the date it is determined that our company is required to prepare an accounting restatement, including to correct an error that would result in a material misstatement if the error were corrected in the current period or left uncorrected in the current period. The amount required to be recovered is the excess of the amount of incentive-based compensation received over the amount that otherwise would have been received had it been determined based on the restated financial measure. In addition, our company has maintained its recoupment provisions whereby our company may require an executive to repay or return to our company any cash, stock or other incentive compensation (including proceeds from the disposition of shares received upon exercise of options or SARs). That right will arise if (1) a material restatement of any of our financial statements is required and (2) in the reasonable judgment of our compensation committee, (A) such restatement is due to material noncompliance with any financial reporting requirement under applicable securities laws and (B) such noncompliance is a result of misconduct on the part of the executive. In determining the amount of such repayment or return, our compensation committee may take into account, among other factors it deems relevant, the extent to which the market value of the applicable series of our common stock was affected by the errors giving rise to the restatement. Under these recoupment provisions, the cash, stock or other compensation that we may require the executive to repay or return must have been received by the executive during the 12-month period beginning on the date of the first public issuance or the filing with the SEC, whichever occurs earlier, of the financial statement requiring restatement, and the compensation required to be repaid or returned will include (1) cash or company stock received by the executive (A) upon the exercise during that 12-month period of any stock appreciation right held by the executive or (B) upon the payment during that 12-month period of any incentive compensation, the value of which is determined by reference to the value of company stock, and (2) any proceeds received by the executive from the disposition during that 12-month period of company stock received by the executive upon the exercise, vesting or payment during that 12-month period of any award of equity-based incentive compensation. Additionally, beginning in December 2020, we began including in new forms of equity-based award agreements a right, in favor of our company, to require the executive to repay or return to our company, upon a reasonable determination by our compensation committee that the executive breached the confidentiality obligations included in the agreement, all or any portion of the outstanding award, any shares received under awards during the 12-month period prior to any such breach or any time after such breach and any proceeds from the disposition of shares received under awards during the 12-month period prior to any such breach or any time after such breach.

Stock Ownership Guidelines And Hedging Policies

Our Board of Directors previously had adopted stock ownership guidelines that generally required our executive officers to own shares of our company’s stock equal to at least three times the value of the annual performance RSUs granted by our company to such executive officer, with the required ownership level automatically adjusted following these annual grants. Our executive officers generally had five years from the date of their appointment to an executive officer role to comply with these guidelines. In December 2023, due to share availability concerns and the expectation that the majority of our company’s future incentive awards will be settled in cash, our Board of Directors eliminated these stock holding guidelines. For information regarding our policies with respect to the ability of our officers and directors to hedge or offset any decrease in the market value of our equity securities, see Item 12. “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters —Hedging Disclosure.”

Summary Compensation Table

						Non-Equity
Name and				Stock	Option	Incentive Plan	All Other
Principal Position		Salary	Bonus	Awards	Awards	Compensation	Compensation
(as of 12/31/24)	Year	($)(1)	($)	($)(2)	($)	($)(3)	($)		Total ($)
Gregory B. Maffei	2024	150,000	—	—	—	2,133,000	146,968	(4)(5)	2,429,968
Chairman of the Board, President and	2023	150,000	—	181,214	—	1,978,000	64,267	(4)(5)(6)	2,373,481
Chief Executive Officer	2022	150,000	—	748,898	—	1,130,500	45,179	(4)(5)	2,074,577
Brian J. Wendling	2024	—	—	—	—	96,963	—		96,963
Senior Vice President and	2023	—	—	5,620	—	70,954	—		76,574
Chief Financial Officer	2022	—	—	26,493	—	43,550	—		70,043
Renee L. Wilm	2024	—	—	—	—	169,000	—		169,000
Chief Legal Officer and Chief	2023	—	—	10,152	—	139,283	—		149,435
Administrative Officer	2022	—	—	47,860	—	88,219	—		136,079
(1)	Represents only that portion of Mr. Maffei’s base salary that was allocated to our company under the amended services agreement in connection with the 2019 Maffei Employment Agreement as described in “—Executive Compensation Arrangements—Gregory B. Maffei—2019 Maffei Employment Agreement.” For a description of the allocation of Mr. Maffei’s compensation among Liberty Media, our company and the other Service Companies pursuant to the 2019 Maffei Employment Agreement and the amended services agreement, see “—Compensation Discussion and Analysis—Services Agreement” above.
(2)	Reflects, as applicable, the grant date fair value of the performance-based RSUs granted to our named executive officers in 2023 and 2022. A maximum payout equal to 1.5 times the target number of RSUs granted to Mr. Maffei in 2023 and 2022, or $271,821 and $1,123,347, respectively, of grant value was established. The grant date fair value of these awards has been computed in accordance with Financial Accounting Standards Board Accounting Standards Codification Topic 718, but (pursuant to SEC regulations) without reduction for estimated forfeitures. For a description of the assumptions applied in these calculations, see Note 10 to our consolidated financial statements for the year ended December 31, 2024 (which are included in the Original Form 10-K).
(3)	Represents each named executive officer’s annual performance-based bonus, the 2024 Maffei Cash Award, the 2024 Chief Cash Awards and, for 2023, the cash awards granted to the named executive officers.
(4)	Liberty Media owns an apartment in New York City which is primarily used for business purposes. Mr. Maffei occasionally used this apartment for personal reasons during the years indicated above and our company reimburses Liberty Media for our allocable portion.

(5)	Includes the following amounts, which were allocated to our company under the amended services agreement:

	Amounts ($)
	2024	2023	2022
Compensation related to personal use of corporate aircraft(a)	144,444	60,369	70,949
Life insurance premiums	376	376	376
Matching contributions made to the Liberty Media 401(k) Savings Plan(b)	1,725	1,650	1,450
(a)	Calculated based on aggregate incremental cost of such usage allocated to our company.
(b)	The Liberty Media 401(k) Savings Plan provides employees with an opportunity to save for retirement. The Liberty Media 401(k) Savings Plan participants may contribute up to 75% of their eligible compensation on a pre-tax basis to the plan and an additional 10% of their eligible compensation on an after-tax basis (subject to specified maximums and IRS limits), and Liberty Media contributed a matching contribution that vests based upon the participants’ years of service and is based on the participants’ own contributions up to the maximum matching contribution set forth in the plan. Our company reimburses Liberty Media under the amended services agreement for our allocable portion of the matching contribution for Mr. Maffei. Mr. Maffei’s matching contributions are fully vested. Participant contributions to the Liberty Media 401(k) Savings Plan are fully vested upon contribution.
(6)	On May 31, 2023, with Mr. Maffei’s consent, our company cashed-out Mr. Maffei’s underwater stock options for their Black Scholes value of $1,222.

Executive Compensation Arrangements

Gregory B. Maffei

2019 Maffei Employment Agreement

Liberty Media entered into the 2019 Maffei Employment Agreement with Mr. Maffei, effective December 13, 2019, which covered the terms of Mr. Maffei’s employment during the five year employment term beginning January 1, 2020, which ended December 31, 2024. Under the 2019 Maffei Employment Agreement, Mr. Maffei received an annual base salary of $3 million (with no contracted increase), an annual target cash performance bonus equal to $17 million (with payment subject to the achievement of one or more performance metrics as determined by the applicable company’s compensation committee with respect to its allocable portion), upfront awards (with an aggregate grant date fair value of $90 million granted in two equal tranches) and annual equity awards with an aggregate target grant date fair value of $17.5 million.

Maffei Term Equity Awards

On December 13, 2019, in connection with the execution of the 2019 Maffei Employment Agreement, Mr. Maffei became entitled to receive term equity awards with an aggregate grant date fair value of $90 million (the ”Upfront Awards”) to be granted in two equal tranches. The first tranche of the Upfront Awards was granted in December 2019 and consisted of time-vested stock options from each of Liberty Media, QVC Group, Liberty Broadband and GCI Liberty (a Service Company in 2019 and 2020) and time-vested restricted stock units from our company that vested, in the case of the stock options, on December 31, 2023 and, in the case of the restricted stock units on December 15, 2023. Our portion of the Upfront Awards granted in December 2019 had an aggregate grant date fair value of $2,250,000 and consisted of 320,057 LTRPB RSUs.

The second tranche of the Upfront Awards was granted in December 2020 and consisted of time-vested stock options from each of Liberty Media, QVC Group, Liberty Broadband and GCI Liberty and time-vested restricted stock units from our company. The stock options vested on December 31, 2024 and the restricted stock units vested on December 7, 2024. Our portion of the Upfront Awards granted in December 2020 had an aggregate grant date fair value of $2,700,000 and consisted of 1,000,000 LTRPB RSUs.

Annual Awards

Pursuant to the 2019 Maffei Employment Agreement, the aggregate grant date fair value of Mr. Maffei’s annual equity awards was $17.5 million for each year during the term of the 2019 Maffei Employment Agreement and was comprised of awards of time-vested stock options, performance-based restricted stock units (“Annual Performance RSUs”) or a combination of award types, at Mr. Maffei’s election, allocable across Liberty Media and each of the Service Companies (collectively, the ”Annual Awards”). Vesting of any Annual Performance RSUs was subject to the achievement of one or more performance metrics to be approved by our compensation committee and the compensation committee of Liberty Media or the applicable other Service Company with respect to its allocable portion of the Annual Performance RSUs. For a description of Mr. Maffei’s Annual Awards, see “—Compensation Discussion and Analysis—Elements of 2024 Executive Compensation—Equity Incentive Compensation—Annual Equity Awards—Maffei Annual Equity Awards.”

Termination Payments and Benefits

Although Mr. Maffei would have been entitled to certain severance benefits and the vesting of certain equity awards in connection with certain terminations of employment that occurred during the term of the 2019 Maffei Employment Agreement, because the term of the 2019 Maffei Employment Agreement expired on December 31, 2024, Mr. Maffei is no longer eligible to receive severance payments.

Equity Incentive Plans

Prior to their expirations, each of the 2019 incentive plan and the Liberty TripAdvisor Holdings, Inc. 2014 Omnibus Incentive Plan (amended and restated March 11, 2015), as amended (the “2014 incentive plan”), were designed, to provide additional remuneration to eligible officers and employees of our company, our nonemployee directors and independent contractors and employees of Liberty Media or QVC Group providing services to us and to encourage their investment in our capital stock, thereby increasing their proprietary interest in our business. Non-qualified stock options, SARs, restricted shares, RSUs, cash awards, performance awards or any combination of the foregoing could be granted under the 2019 incentive plan (collectively, as used in this description of the 2019 incentive plan, “awards”). No nonemployee director could be granted during any calendar year awards having a value (as determined on the grant date of such award) in excess of $3 million. Shares of our common stock issuable pursuant to awards were made available from either authorized but unissued shares or shares that have been issued but reacquired by our company, including shares purchased on the open market. The 2019 incentive plan was administered by the compensation committee with regard to all awards granted under the 2019 incentive plan (other than awards granted to the nonemployee directors which may be administered by our full Board of Directors or the compensation committee), and the compensation committee had full power and authority to determine the terms and conditions of such awards.

Pay Ratio Information

We are providing the following information about the relationship of the median annual total compensation of our employees and the total compensation of Mr. Maffei, our chief executive officer on December 31, 2024, pursuant to the SEC’s pay ratio disclosure rules set forth in Item 402(u) of Regulation S-K. We believe our pay ratio is a reasonable estimate calculated in a manner consistent with the SEC’s pay ratio disclosure rules. However, because these rules provide flexibility in determining the methodology, assumptions and estimates used to determine pay ratios and the fact that workforce composition issues differ significantly between companies, our pay ratio may not be comparable to the pay ratios reported by other companies.

To identify our median employee, we first determined our employee population as of December 31, 2024, which consisted of employees located in the U.S., Europe and throughout the rest of the world, representing all full-time, part-time and temporary employees, including hourly employees, employed by our company and our consolidated subsidiary, Tripadvisor, on that date. Using information from our payroll records, we then measured each employee’s annual total compensation for calendar year 2024, consisting of annualized base salary, short-term bonus at target and annual long-term equity incentive award at target. Tripadvisor annualized the compensation of approximately 448 full-time and part-time employees who were hired in 2024 but who did not work for the entire fiscal year. The earnings of

Tripadvisor’s employees outside the U.S. were converted to U.S. dollars using the currency exchange rates used for Tripadvisor’s organizational planning purposes, which consider historic and forecasted rates as well as other factors. We did not make any cost-of-living adjustments.

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

Chief Executive Officer Total Annual Compensation	$2,429,968
Median Employee Total Annual Compensation	$130,312
Ratio of Chief Executive Officer to Median Employee Total Annual Compensation	19:1

Grants Of Plan-Based Awards

The following table contains information regarding plan-based incentive awards granted during the year ended December 31, 2024 to the named executive officers.

									All Other	All Other		Grant
									Stock	Option		Date
									Awards:	Awards:	Exercise	Fair
			Estimated Future Payouts			Estimated Future Payouts			Number	Number of	or Base	Value of
			under Non-Equity			under Equity			of Shares	Securities	Price of	Stock and
			Incentive Plan Awards			Incentive Plan Awards			of Stock	Underlying	Option	Option
	Grant		Threshold	Target	Maximum	Threshold	Target	Maximum	or Units	Options	Awards	Awards
Name	Date		($)(1)	($)(1)	($)(2)	(#)	(#)	(#)	(#)	(#)	($/Sh)	($)
Gregory B. Maffei	03/06/2024	(3)	—	850,000	1,700,000	—	—	—	—	—	—	—
Cash Award	03/06/2024	(4)	—	875,000	1,312,500	—	—	—	—	—	—	—
Brian J. Wendling	03/06/2024	(3)	—	41,250	82,500	—	—	—	—	—	—	—
Cash Award	03/06/2024	(4)	—	29,725	—	—	—	—	—	—	—	—
Renee L. Wilm	03/06/2024	(3)	—	75,000	150,000	—	—	—	—	—	—	—
Cash Award	03/06/2024	(4)	—	58,000	—	—	—	—	—	—	—	—
(1)	Our 2024 performance-based bonus program does not provide for a threshold bonus amount. In the first row of awards for each named executive officer, the amounts in the Target column represent the target amount that would have been payable to each named executive officer upon satisfaction of the performance criteria under the 2024 performance-based bonus program, and the amounts in the Maximum column represent the maximum amount that could have been payable to each named executive officer. For more information on this performance bonus program, see “—Compensation Discussion and Analysis—Elements of 2024 Executive Compensation—2024 Performance-based Bonuses” above. For the actual bonuses paid by our company see the amounts included for 2024 in the column entitled Non-Equity Incentive Plan Compensation in the “Summary Compensation Table” above. Additionally, the terms of the 2024 Maffei Cash Award and the 2024 Chief Cash Awards do not provide for a threshold amount that would be payable upon satisfaction of the performance criteria established by the compensation committee. With respect to the 2024 Maffei Cash Award, the amount in the Target column represents the target amount that would have been payable to Mr. Maffei assuming achievement of the target performance goals and with respect to the 2024 Chief Cash Awards, the amounts in the Target column represent the target amount that would have been payable to the named executive officer assuming (x) achievement of the performance goals was attained and (y) our compensation committee determined not to reduce such payout after considering criteria established by our compensation committee in March 2024. For the actual 2024 Maffei Cash Award and 2024 Chief Cash Awards that vested, see “—Compensation Discussion and Analysis—Elements of 2024 Executive Compensation—Equity Incentive Compensation—Annual Equity Awards.”
(2)	With respect to the 2024 Maffei Cash Award, the amount in the Maximum column represents the maximum amount that would have been payable assuming maximum achievement of the performance goals. For the actual 2024 Maffei Cash Award that vested see “—Compensation Discussion and Analysis—Elements of 2024 Executive Compensation—Equity Incentive Compensation—Annual Equity Awards—Maffei Annual Equity Awards.”
(3)	Reflects the date on which our compensation committee established the terms of the 2024 performance-based bonus program, as described under “—Compensation Discussion and Analysis—Elements of 2024 Executive Compensation—2024 Performance-based Bonuses.”
(4)	Reflects the date on which our compensation committee established the terms of the 2024 Maffei Cash Award and 2024 Chief Cash Awards as described under “—Compensation Discussion and Analysis—Elements of 2024 Executive Compensation—Equity Incentive Compensation—Annual Equity Awards.”

Option Grant Practices

We do not grant options in anticipation of the release of material nonpublic information, and we do not time the release of material nonpublic information based on option grant dates or for the purpose of affecting the value of executive compensation. In addition, we do not take material nonpublic information into account when determining the timing and terms of such options. Although we do not have a formal policy with respect to the timing of our option grants, the compensation committee has historically granted such options on a predetermined annual schedule. We did not make any option grants in 2024.

Outstanding Equity Awards At Fiscal Year-End

The following table contains information regarding unexercised options which were outstanding as of December 31, 2024 and held by the named executive officers.

	Option Awards					Stock Awards
Equity
			Equity					Equity	Incentive
			Incentive					Incentive	Plan Awards:
			Plan					Plan Awards:	Market or
			Awards:				Market	Number of	Payout Value
			Number of			Number	Value of	Unearned	of Unearned
	Number of	Number of	Securities			of Shares	Shares or	Shares, Units	Shares, Units
	Securities	Securities	Underlying			or Units	Units of	or Other	or Other
	Underlying	Underlying	Unexercised	Option		of Stock	Stock That	Rights That	Rights That
	Unexercised	Unexercised	Unearned	Exercise	Option	That Have	Have Not	Have Not	Have Not
	Options (#)	Options (#)	Options	Price	Expiration	Not Vested	Vested	Vested	Vested
Name	Exercisable	Unexercisable	(#)	($)	Date	(#)	($)	(#)	($)
Gregory B. Maffei
Option Awards
LTRPB	26,557	—	—	14.28	03/06/2026	—	—	—	—
LTRPB	572,665	—	—	3.76	12/15/2027	—	—	—	—
Brian J. Wendling
Option Award
LTRPA	49,491	—	—	4.31	12/07/2027	—	—	—	—
Renee L. Wilm
Option Awards
LTRPA	44,414	—	—	7.07	11/11/2026	—	—	—	—
LTRPA	24,075	—	—	4.31	12/07/2027	—	—	—	—

Option Exercises And Stock Vested

The following table sets forth information concerning the vesting of RSUs held by our named executive officers during 2024. None of our named executive officers exercised any options during 2024.

	Option Awards		Stock Awards
	Number of		Number of	Value
	shares	Value	shares	realized
	acquired on	realized on	acquired on	on
	exercise	exercise	vesting	vesting
Name	(#)	($)	(#)(1)	($)
Gregory B. Maffei
LTRPB	—	—	1,175,000	715,250
Brian J. Wendling
LTRPA	—	—	5,699	8,833
Renee L. Wilm
LTRPA	—	—	10,294	15,956
(1)	Includes shares withheld in payment of withholding taxes at election of holder.

Potential Payments Upon Termination Or Change In Control

Mr. Maffei

Assuming Mr. Maffei had terminated his employment with our company at or after the close of business on December 31, 2024, Mr. Maffei would not have been eligible to receive any severance payments, as such termination would have occurred after the expiration of the term of the 2019 Maffei Employment Agreement; however, under the terms of the applicable award agreement, Mr. Maffei’s 2024 cash award would have remained outstanding and eligible to vest to the extent the compensation committee determined that the performance criteria were met. As described above in “—Compensation Discussion and Analysis—Elements of 2024 Executive Compensation—Equity Incentive Compensation—Annual Equity Awards,” our compensation committee vested the full 2024 Maffei Cash Award, which was equal to $875,000. Additionally, Mr. Maffei would have retained rights to his vested stock options, all of which have an exercise price that is more than the closing market price of our LTRPB common stock on December 31, 2024 ($0.26).

Our Company’s Other Named Executive Officers

The following table sets forth the potential payments to our other named executive officers if their employment had terminated or a change in control had occurred, in each case, as of December 31, 2024, which was the last day of our last completed fiscal year. In the event of such a termination or change in control, the actual amounts may be different due to various factors. In addition, we may enter into new arrangements or modify these arrangements from time to time.

The amounts provided in the table are based on the closing market price on December 31, 2024 for our Series A common stock, which was $0.24. All outstanding option awards held by the named executive officers had an exercise price that was more than the closing market price of our our Series A common stock on December 31, 2024, and therefore have been excluded from the table below.

Each of our named executive officers has received awards and payments under our incentive plans.

Voluntary Termination

Each of the named executive officers holds awards that were issued under our existing incentive plans. Under these plans and the related award agreements, in the event of a voluntary termination of his or her employment with our company for any reason, each named executive officer would typically only have a right to the equity grants that vested prior to his or her termination date. Neither Mr. Wendling nor Ms. Wilm is entitled to any severance payments or other benefits upon a voluntary termination of his or her employment.

Termination For Cause

All outstanding equity grants constituting vested but unexercised options and all cash awards under the existing incentive plans would be forfeited by any named executive officer who is terminated for “cause”. Unless there is a different definition in the applicable award agreement, each of the 2014 incentive plan and the 2019 incentive plan defines “cause” as insubordination, dishonesty, incompetence, moral turpitude, other misconduct of any kind and the refusal to perform duties and responsibilities for any reason other than illness or incapacity; provided that, if such termination is within 12 months after a change in control (as described below), “cause” means a felony conviction for fraud, misappropriation or embezzlement.

Termination Without Cause Or For Good Reason

As of December 31, 2024, Mr. Wendling’s and Ms. Wilm’s unvested awards were their 2024 Chief Cash Awards. Upon a termination without cause as of December 31, 2024, the 2024 Chief Cash Awards held by these officers would have remained outstanding until any performance criteria had been determined to have been met or not and would have vested to the extent determined by the compensation committee. Neither Mr. Wendling nor Ms. Wilm is entitled to any severance pay or other benefits upon a termination without cause.

Death

In the event of death of any of the named executive officers, the incentive plans and applicable award agreements would have provided for vesting of any outstanding cash awards. None of the named executive officers would have been entitled to any severance pay or other benefits from our company if he or she had died while employed by our company, assuming a termination date as of December 31, 2024.

Disability

If the employment of any of the named executive officers had been terminated due to disability, which is defined in the incentive plans or applicable award agreements, such plans or agreements provide for vesting of any outstanding cash awards. None of the named executive officers would have been entitled to any severance pay or other benefits from our company upon a termination due to disability, assuming a termination date as of December 31, 2024.

Change In Control

In case of a change in control, the incentive plans provide for vesting of any outstanding cash awards held by the named executive officers. A change in control is generally defined as:

●	The acquisition by a non-exempt person (as defined in the incentive plans) of beneficial ownership of at least 20% of the combined voting power of the then outstanding shares of our company ordinarily having the right to vote in the election of directors, other than pursuant to a transaction approved by our Board of Directors.
●	The individuals constituting our Board of Directors over any two consecutive years cease to constitute at least a majority of the Board of Directors, subject to certain exceptions that permit the Board of Directors to approve new members by approval of at least two-thirds of the remaining directors.
●	Any merger, consolidation or binding share exchange that causes the persons who were common stockholders of our company immediately prior thereto to lose their proportionate interest in the common stock or voting power of the successor or to have less than a majority of the combined voting power of the then outstanding shares ordinarily having the right to vote in the election of directors, the sale of substantially all of the assets of our company or the dissolution of our company.

In the case of a change in control described in the last bullet point, our compensation committee may determine not to accelerate the existing equity awards of the named executive officers if equivalent awards will be substituted for the existing awards.

Benefits Payable Upon Termination Or Change In Control

	Voluntary				Termination
	Termination				Without Cause
	Without Good		Termination		or for Good						After a Change
	Reason		for Cause		Reason		Death		Disability		in Control
Name	($)		($)		($)		($)		($)		($)
Gregory B. Maffei
Options(1)	—		—		—		—		—		—
Cash Awards(2)	875,000		875,000		875,000		875,000		875,000		875,000
Total	875,000		875,000		875,000		875,000		875,000		875,000
Brian J. Wendling
Options	—	(3)	—	(3)	—	(4)	—	(5)	—	(5)	—	(6)
Cash Awards	—	(3)	—	(3)	29,725	(4)	29,725	(5)	29,725	(5)	29,725	(6)
Total	—		—		29,725		29,725		29,725		29,725
Renee L. Wilm
Options	—	(3)	—	(3)	—	(4)	—	(5)	—	(5)	—	(6)
Cash Awards	—	(3)	—	(3)	58,000	(4)	58,000	(5)	58,000	(5)	58,000	(6)
Total	—		—		58,000		58,000		58,000		58,000
(1)	If Mr. Maffei’s employment at Liberty TripAdvisor had terminated at or after the close of business on December 31, 2024, Mr. Maffei would have retained rights to his vested stock options; however, because the exercise price of Mr. Maffei’s vested stock is more than the closing market price of LTRPB shares on December 31, 2024, no value has been included for these awards in the table.
(2)	If Mr. Maffei’s employment at Liberty TripAdvisor had terminated at or after the close of business on December 31, 2024, the 2024 Maffei Cash Award would have remained outstanding until any performance criteria had been determined to have been met or not and would have vested to the extent determined by the compensation committee. As described above in “—Compensation Discussion and Analysis—Elements of 2024 Executive Compensation—Equity Incentive Compensation—Annual Equity Awards—Maffei Annual Equity Awards,” our compensation committee vested in full the 2024 Maffei Cash Award, which is reflected in the table above.
(3)	Each of Mr. Wendling and Ms. Wilm would have forfeited all of his or her 2024 Chief Cash Awards if his or her employment had been terminated by him or her or by our company for cause as of December 31, 2024. Mr. Wendling’s and Ms. Wilm’s vested options would remain outstanding and exercisable in accordance with their terms in the event each of Mr. Wendling or Ms. Wilm terminated his or her employment as of December 31, 2024, however, because the exercise prices of Mr. Wendling’s and Ms. Wilm’s vested options are more than the closing market price of LTRPA shares on December 31, 2024, no value has been included for these awards in the table. If each of Mr. Wendling or Ms. Wilm was terminated by our company for “cause” as of December 31, 2024, all of his or her outstanding option grants would have been forfeited.
(4)	Based on (i) the number of vested options held by Mr. Wendling and Ms. Wilm and (ii) the unvested cash awards held by the named executive officer as of December 31, 2024 that would have vested pursuant to the following: If Mr. Wendling’s or Ms. Wilm’s employment had been terminated without cause as of December 31, 2024, their 2024 Chief Cash Awards would have remained outstanding until any performance criteria had been determined to have been met or not and would have vested to the extent determined by the compensation committee. As described above in “—Compensation Discussion and Analysis—Elements of 2024 Executive Compensation—Equity Incentive Compensation—Annual Equity Awards—”Chief Performance-based Cash Awards,” our compensation committee vested in full the 2024 Chief Cash Awards, which is reflected in the table above. Because the exercise prices of Mr. Wendling’s and Ms. Wilm’s vested options are more than the closing market price of LTRPA shares on December 31, 2024, no value has been included for these awards in the table.
(5)	Based on (i) the number of vested options held by Mr. Wendling and Ms. Wilm and (ii) the unvested cash awards held by the named executive officer as of December 31, 2024 that would vest pursuant to the following: If Mr. Wendling’s or Ms. Wilm’s employment had been terminated due to death or disability as of December 31, 2024, the 2024 Chief Cash Awards would have vested. Because the exercise prices of Mr. Wendling’s and Ms. Wilm’s vested options are more than the closing market price of LTRPA shares on December 31, 2024, no value has been included for these awards in the table.
(6)	Upon a change of control, we have assumed for purposes of the tabular presentation above that the 2024 Chief Cash Awards would have vested. The table includes the value of Mr. Wendling’s and Ms. Wilm’s vested options, however, because the exercise prices of the vested options are more than the closing market price of LTRPA shares on December 31, 2024, no value has been included for these awards in the table.

Director Compensation

Nonemployee Directors

Director Fees

Each of our directors who is not an employee of, or service provider to, our company is paid an annual fee for 2025 of $184,060 (which, in 2024, was $178,700) (the “director fee”).

Fees for service on our audit committee, compensation committee, executive committee and nominating and corporate governance committee are the same for 2025 and 2024. With respect to our audit committee, compensation committee, nominating and corporate governance committee and executive committee, each member thereof receives an additional annual fee of $15,000, $10,000, $10,000 and $5,000, respectively, for his or her participation on each such committee, except that the chairperson of each such committee instead receives an additional annual fee of $25,000, $15,000, $15,000 and $30,000, respectively, for his or her participation on that committee. The director fees and the fees for participation on committees are payable quarterly in arrears.

Stock Ownership Guidelines

Our Board of Directors previously had adopted stock ownership guidelines that generally required each nonemployee director to own shares of our company’s stock equal to at least three times the value of their annual cash retainer fees. Nonemployee directors had five years from the nonemployee director’s initial appointment to our Board to comply with these guidelines. In December 2023, our Board of Directors eliminated these stock holding guidelines because beginning in 2024, the entirety of our director fees have been paid in cash.

Director Compensation Table

The following table sets forth information concerning the compensation of our nonemployee directors for 2024.

	Fees
	Earned
	or Paid	Stock	All other
	in Cash	Awards	compensation	Total
Name(1)	($)	($)(2)	($)	($)
Christy Haubegger	188,700	—	—	188,700
Michael J. Malone	203,700	—	—	203,700
Chris Mueller	208,700	—	—	208,700
Larry E. Romrell	203,700	—	—	203,700
Albert E. Rosenthaler	—	—	—	—
J. David Wargo	218,700	—	—	218,700
(1)	Gregory B. Maffei, who was throughout 2024 a director of our company and a named executive officer, received no compensation for serving as a director of our company during 2024. As described in the “—Executive Compensation—Changes for 2025” section above, beginning in 2025, Mr. Maffei will receive compensation for his service as a member of our Board of Directors. Mr. Rosenthaler, who is a director of our company and serves as a senior advisor to our company, received no compensation for serving as a director of our company during 2024; however, our company reimbursed Liberty Media for our allocable portion of Mr. Rosenthaler’s base salary ($122,500), which base salary is paid by Liberty Media, under the amended services agreement (described in the “—Executive Compensation” section above).

(2)	As described above, we did not grant equity awards to our directors in 2024. However, as of December 31, 2024, our directors (other than Mr. Maffei, whose equity awards are listed in the “Outstanding Equity Awards at Fiscal Year-End” table above) held the following stock options, which were granted in previous years:

	Christy	Michael J.	Chris	Larry E.	Albert E.	J. David
	Haubegger	Malone	Mueller	Romrell	Rosenthaler	Wargo
Options (#)
LTRPA	25,776	63,114	—	80,820	89,404	141,952

Compensation Committee Interlocks And Insider Participation

The compensation committee members whose names appear on the Compensation Committee Report below comprised the compensation committee during 2024. No member of our compensation committee during 2024 is or has been an officer or employee of our company or has engaged in any related party transaction in which our company was a participant.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Security Ownership of Certain Beneficial Owners

The following table sets forth information concerning shares of Liberty TripAdvisor common stock beneficially owned by each person or entity known by Liberty TripAdvisor to own more than five percent of the outstanding shares of any series of Liberty TripAdvisor’s voting stock. Beneficial ownership of Liberty TripAdvisor common stock is set forth below only to the extent known by Liberty TripAdvisor or ascertainable from public filings.

Unless otherwise indicated, the security ownership information with respect to Liberty TripAdvisor common stock is given as of January 31, 2025 and, in the case of percentage ownership information, is based upon (1) 73,084,484 shares of Liberty TripAdvisor Series A common stock (“LTRPA”) and (2) 4,815,438 shares of Liberty TripAdvisor Series B common stock (“LTRPB”), in each case, outstanding on that date. The percentage voting power is presented on an aggregate basis for all LTRPA and LTRPB shares.

		Amount and
		Nature of		Percent	Voting
	Title of	Beneficial		of Series	Power
Name and Address of Beneficial Owner	Series	Ownership		(%)	(%)
Gregory B. Maffei	LTRPA	—		—	41.47
c/o Liberty TripAdvisor Holdings, Inc.	LTRPB	5,270,440	(1)	97.3
12300 Liberty Blvd. Englewood, CO 80112
Crimson Asset Management Ltd.	LTRPA	15,771,077	(2)	21.6	13.0
2700-161 Bay Street, Toronto, ON M5J 2S1	LTRPB	—		—
Hilary L. Shane Revocable Trust	LTRPA	8,113,239	(3)	11.1	6.7
78 Lighthouse Drive, Jupiter, FL 33469	LTRPB	—		—
	LTRPB	—		—
(1)	Information with respect to shares of Liberty TripAdvisor common stock beneficially owned by Mr. Maffei, the non-employee President and Chief Executive Officer of Liberty TripAdvisor and the Chairman of the Board of Directors, is given as of January 31, 2025, and is set forth in “—Security Ownership of Management” below.
(2)	Based on Schedule 13D, filed November 29, 2024 by Crimson Asset Management Ltd. (“Crimson”), which states that, with respect to LTRPA, Crimson has sole voting and sole dispositive power over 15,771,077 shares.
(3)	Based on Amendment No. 1 to Schedule 13G, filed January 16, 2025 jointly by Hilary L. Shane Revocable Trust and Hilary Shane, which states that, with respect to LTRPA, Hilary L. Shane Revocable Trust and Hilary Shane have shared voting and shared dispositive power over 8,113,239 shares.

Security Ownership of Management

The following table sets forth information with respect to the ownership by each of Liberty TripAdvisor’s directors and named executive officers and by all of Liberty TripAdvisor’s directors and executive officers as a group of shares of (1) LTRPA, LTRPB and Liberty TripAdvisor preferred stock (“LTRPP”, together with LTRPA and LTRPB, our “capital stock”) and (2) Tripadvisor common stock (“TRIP”). None of Liberty TripAdvisor’s directors or named executive officers own shares of Tripadvisor’s Class B Common Stock, par value $0.001 per share (“Tripadvisor Class B”). Unless otherwise indicated, the security ownership information with respect to Liberty TripAdvisor capital stock and Tripadvisor is given as of January 31, 2025 and, in the case of percentage ownership information, is based upon 73,084,484 LTRPA shares, 4,815,438 LTRPB shares, 187,414 LTRPP shares, 127,486,007 TRIP shares and 12,799,999 Tripadvisor Class B shares, in each case, outstanding on that date. The percentage voting power for Liberty TripAdvisor is presented on an aggregate basis for all LTRPA and LTRPB shares. No directors or executive officers of Liberty TripAdvisor own shares of LTRPP. The percentage voting power for TRIP is presented on an aggregate basis for all series of TRIP common stock.

Shares of capital stock issuable upon exercise or conversion of options, warrants and convertible securities that were exercisable or convertible on or within 60 days after January 31, 2025 are deemed to be outstanding and to be beneficially owned by the person holding the options, warrants or convertible securities for the purpose of computing the percentage ownership of that person and for the aggregate percentage owned by the directors and named executive officers as a group, but are not treated as outstanding for the purpose of computing the percentage ownership of any other individual person. For purposes of the following presentation, beneficial ownership of shares of LTRPB, though convertible on a one-for-one basis into shares of LTRPA, are reported as beneficial ownership of LTRPB only, and not as beneficial ownership of LTRPA. So far as is known to Liberty TripAdvisor, the persons indicated below have sole voting and dispositive power with respect to the shares indicated as owned by them, except as otherwise stated in the notes to the table.

	Title	Amount and Nature of		Percent of	Voting
	of	Beneficial Ownership		Series	Power
Name	Series	(In thousands)		(%)	(%)
Gregory B. Maffei	LTRPA	—		—	41.4
Chairman of the Board, President and	LTRPB	5.270	(1)	97.3
Chief Executive Officer	LTRPP	—		—
	TRIP	122	(2)	*	*
Christy Haubegger	LTRPA	100	(1)	*	*
Director	LTRPB	—		—
	LTRPP	—		—
	TRIP	—		—	—
Michael J. Malone	LTRPA	201	(1)	*	*
Director	LTRPB	—		—
	LTRPP	—		—
	TRIP	—		—	—
Chris Mueller	LTRPA	157		*	*
Director	LTRPB	—		—
	LTRPP	—		—
	TRIP	—		—	—
Larry E. Romrell	LTRPA	161	(1)	*	*
Director	LTRPB	**		*
	LTRPP	—		—
	TRIP	—		—	—
Albert E. Rosenthaler	LTRPA	141	(1)	*	*
Director	LTRPB	—		—
	LTRPP	—		—
	TRIP	65		*	*
J. David Wargo	LTRPA	226	(1)(3)	*	*
Director	LTRPB	—		—
	LTRPP	—		—
	TRIP	—		—	—
Brian J. Wendling	LTRPA	52	(1)	*	*
Senior Vice President and Chief Financial Officer	LTRPB	—		—
	LTRPP	—		—
	TRIP	—		—	—
Renee L. Wilm	LTRPA	98	(1)	*	*
Chief Legal Officer and Chief Administrative Officer	LTRPB	—		—
	LTRPP	—		—
	TRIP	—		—	—
All current directors and executive officers as a group	LTRPA	1,137	(1)(3)	1.5	42.1
(9 persons)	LTRPB	5,271	(1)	97.3
	LTRPP	—		—
	TRIP	188	(2)	*	*
*	Less than one percent
**	Less than 1,000 shares

(1)	Includes beneficial ownership of LTRPA and LTRPB shares that may be acquired upon exercise of, or which relate to, stock options exercisable within 60 days after January 31, 2025.

	LTRPA	LTRPB
Gregory B. Maffei	—	599,222
Christy Haubegger	25,776	—
Michael J. Malone	63,114	—
Larry E. Romrell	80,820	—
Albert E. Rosenthaler	89,404	—
J. David Wargo	141,952	—
Brian J. Wendling	49,491	—
Renee L. Wilm	68,489	—
Total	519,046	599,222
(2)	Includes 1,938 TRIP shares held by the Maffei Foundation. Mr. Maffei and his wife, as the two directors of the Maffei Foundation, have shared voting and investment power with respect to any shares held by the Maffei Foundation. Mr. Maffei disclaims beneficial ownership of these shares held by The Maffei Foundation.
(3)	Includes 390 LTRPA shares held by Mr. Wargo’s spouse as to which Mr. Wargo has disclaimed beneficial ownership.

Hedging Disclosure

We do not have any practices or policies regarding the ability of our employees (including officers) or directors, or any of their designees, to purchase financial instruments (including prepaid variable forward contracts, equity swaps, collars, and exchange funds), or otherwise engage in transactions, that hedge or offset, or are designed to hedge or offset, any decrease in the market value of our equity securities.

Changes in Control

As previously announced, on December 18, 2024, we entered into an Agreement and Plan of Merger with Tripadvisor and Telluride Merger Sub Corp., a Delaware corporation and an indirect wholly owned subsidiary of Tripadvisor (“Merger Sub”), whereby subject to the terms and conditions thereof, (i) Merger Sub will merge with and into our company (the “Merger”), with our company surviving the Merger as the surviving corporation (the “surviving corporation”) and an indirect wholly owned subsidiary of Tripadvisor; and (ii) the Merger will be immediately followed by a merger of our company, as the surviving corporation in the Merger, with and into TellurideSub LLC, a Delaware limited liability company and a direct wholly owned subsidiary of Tripadvisor (“ParentSub LLC”) (such merger, the “ParentSub LLC merger”), with ParentSub LLC surviving the ParentSub LLC merger as the surviving company and a wholly owned subsidiary of Tripadvisor.

At the effective time of the Merger (the “effective time”):

●	each share of LTRPA and LTRPB, in each case, issued and outstanding immediately prior to the effective time (other than (a) shares held by us as treasury stock, (b) shares held by Tripadvisor or Merger Sub (such shares in clauses (a) and (b), collectively, the “Excluded Treasury Shares”), or (c) shares held by dissenting stockholders) would be converted into the right to receive $0.2567 in cash (without interest thereon); and
●	all shares of the LTRPP, issued and outstanding immediately prior to the effective time (other than the Excluded Treasury Shares) would be converted into the right to receive in the aggregate (i) $42,471,000 in cash, without interest thereon, and (ii) 3,037,959 validly issued, fully paid and nonassessable shares of Tripadvisor’s common stock, par value $0.001 per share.

We know of no other arrangements, including any pledge by any person of our securities, the operation of which may at a subsequent date result in a change in control of our company.

Equity Compensation Plan Information

The following table sets forth information as of December 31, 2024 with respect to shares of our common stock authorized for issuance under our equity compensation plans.

	Number of securities		Number of securities
	to be issued upon		available for future
	exercise of outstanding	Weighted average	issuance under equity
	options, warrants	exercise price of	compensation plans
	and rights or settlement	outstanding options,	(excluding securities
	of restricted stock units	warrants and rights	reflected in column (a))
Plan Category	(a)	(b)	(c)
Equity compensation plans approved by security holders:
Liberty TripAdvisor Holdings, Inc. 2014 Omnibus Incentive Plan (Amended and Restated as of March 11, 2015), as amended			—	(1)
LTRPA	59,348	$19.51
LTRPB	26,557	$14.28
Liberty TripAdvisor Holdings, Inc. 2019 Omnibus Incentive Plan			266,816	(2)
LTRPA	870,651	$4.72
LTRPB	572,665	$3.76
Total
LTRPA	929,999
LTRPB	599,222		266,816
(1)	Upon adoption of the 2019 incentive plan, the Board of Directors ceased making any further grants under the 2014 incentive plan. The amounts reported for the 2014 incentive plan reflect the number of securities to be issued upon exercise of outstanding options and the weighted average exercise price thereof.
(2)	Prior to its expiration in May 2024, the 2019 incentive plan permitted grants of, or with respect to, shares of any series of our common stock. The amounts reported for the 2019 incentive plan reflect shares of LTRPA and shares of LTRPB to be issued upon exercise of outstanding options and the weighted average exercise price thereof.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

Certain Relationships and Related Person Transactions

Under our Code of Business Conduct and Ethics and Corporate Governance Guidelines, if a director or executive officer has an actual or potential conflict of interest (which includes being a party to a proposed “related party transaction” (as defined by Item 404 of Regulation S-K)), the director or executive officer should promptly inform the person designated by our Board of Directors to address such actual or potential conflicts. No related party transaction may be effected by our company without the approval of the audit committee of our Board of Directors or another independent body of our Board of Directors designated to address such actual or potential conflicts.

Investment Agreement

On March 26, 2020, pursuant to an investment agreement (the “Investment Agreement”), among our company, Certares Holdings LLC (“Certares Holdings”), Certares Holdings (Blockable) LLC (“Certares Blockable”) and Certares Holdings (Optional) LLC (“Certares Optional”) (collectively, ”Assignor”) and solely for the purposes of certain provisions specified therein, Gregory B. Maffei, as assigned pursuant to the Assignment and Assumption Agreement, dated as of March 26, 2020, by and among the Assignor and Certares LTRIP (the ”Purchaser,” and together with Assignor, ”Certares”), we issued and sold to the Purchaser 325,000 shares of LTRPP, for a purchase price of $1,000 per share. Effective as of March 29, 2021, the Stock Repurchase Agreement, dated as of March 22, 2021 (the ”Repurchase Agreement”) between our company and the Purchaser, among other things, amended certain terms of the Investment

Agreement. For more information regarding such amended terms of the Investment Agreement, see “—Stock Repurchase Agreement.”

The Investment Agreement contains certain covenants of our company and Certares, including, among other things, a covenant that, subject to certain exceptions including those set forth in the Repurchase Agreement and described below, Certares will not transfer, or agree to transfer, any of its shares of LTRPP.

Board Matters. Pursuant to the Investment Agreement, for so long as at least 25% of the original aggregate liquidation value of the LTRPP shares remains outstanding (the ”Threshold Amount”), the holders of a majority of the LTRPP shares may appoint one director (the ”Series A Preferred Threshold Director”) to our Board of Directors. Upon the closing of the transactions pursuant to the Investment Agreement, Mr. M. Gregory O’Hara, Founder and Senior Managing Director of Certares Management LLC, was appointed as the Series A Preferred Threshold Director and Vice Chairman of our Board of Directors. Pursuant to the Repurchase Agreement, effective as of March 29, 2021, Mr. O’Hara resigned as the Series A Preferred Threshold Director and the Purchaser permanently waived its right to appoint the Series A Preferred Threshold Director. As a condition to the transfer of any LTRPP shares, the transferee must agree to such waiver. In January 2023, Mr. O’Hara resigned from our Board of Directors. For more information regarding Board matters with respect to the Repurchase Agreement, see “—Stock Repurchase Agreement—Matters Relating to the Board of Directors.”

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

Sales Process. If our Board of Directors approves the initiation of a sale process to effect a change in control of itself or the entry into negotiations with a third party for a change in control, and, at such time, the Purchaser beneficially owns a number of shares of LTRPP with an aggregate liquidation value equal to at least the Threshold Amount, the Investment Agreement requires us to provide notice of such intent to the Purchaser, designate a nationally recognized investment bank to act as financial advisor, and provide the Purchaser the opportunity to participate as a potential buyer. In addition, if the Purchaser owns a number of shares of LTRPP with an aggregate liquidation value equal to at least the Threshold Amount, subject to certain exceptions, the Purchaser is entitled to certain rights to match offers consisting of at least 90% of cash consideration to acquire our company or LTRPB shares owned by Mr. Maffei, as the case may be. On February 12, 2024, we provided the Purchaser with notice pursuant to the Investment Agreement of our intent to initiate a sale process.

Consultation. For so long as the Purchaser owns shares of LTRPP having a liquidation value equal to at least the Threshold Amount, the Purchaser is entitled to certain consultation rights with our company with respect to any matter on which we vote our shares of Tripadvisor equity and with Mr. Maffei with respect to any matter on which he votes his LTRPB shares.

Tripadvisor Board of Directors. The Investment Agreement also required our company, upon closing, to nominate an individual designated by the Purchaser to the Tripadvisor Board of Directors for so long as (i) the Purchaser beneficially owns a number of shares with an aggregate liquidation value equal to at least the Threshold Amount and (ii) we have a right to nominate at least two directors to Tripadvisor’s board of directors under the Tripadvisor Governance Agreement. On March 27, 2020, Mr. O’Hara was appointed to the Tripadvisor Board of Directors.

The description of the Investment Agreement is qualified in its entirety by reference to the full text of the Investment Agreement, which is incorporated by reference herein and filed as Exhibit 4.1 to our Current Report on Form 8-K filed with the SEC March 16, 2020.

Stock Repurchase Agreement

No repurchases of LTRPP shares were made under the Repurchase Agreement or otherwise in 2024. We have outstanding 187,414 LTRPP shares.

The Repurchase Agreement contains customary representations, warranties and covenants of the parties. In addition, the Repurchase Agreement provides as follows:

Permanent Waiver of Put Right. The Purchaser permanently waived its put right with respect to our LTRPP shares contained in the Certificate of Designations (the ”Put Right”).

Liberty TripAdvisor Call Right. We have the option, from time to time since on March 27, 2024, to call and repurchase (the ”Optional Repurchase Right”) any and all of the outstanding LTRPP shares at the Optional Repurchase Price (as such term is defined in the Repurchase Agreement).

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

Lock-up on TRIP. Pursuant to the Repurchase Agreement, and subject to the limited exceptions described therein, the Purchaser was restricted from transferring TRIP shares for a period of six months commencing on March 22, 2021.

Matters Relating to the Board of Directors. Pursuant to the Repurchase Agreement, (i) Mr. O’Hara delivered a resignation to our Board of Directors as the Series A Preferred Threshold Director, (ii) the Purchaser permanently waived its right to appoint the Series A Preferred Threshold Director, (iii) the authorized size of our Board of Directors increased by two members (the ”LTRP New Board Seats”) and (iv) Mr. O’Hara was appointed to one of the LTRP New Board Seats as a Class III member with a term expiring at our 2021 annual meeting of stockholders (the ”LTRP 2021 Annual Meeting”) and Vice Chairman of our Board of Directors. Pursuant to the Repurchase Agreement, the Purchaser nominated Mr. O’Hara to be included in the slate of nominees recommended by our Board of Directors to our stockholders for election as directors at the LTRP 2021 Annual Meeting, at which meeting Mr. O’Hara was elected to continue serving as a Class III member of our Board of Directors until the 2024 annual meeting or his earlier resignation or removal. The Purchaser has the right to nominate Mr. O’Hara to be included in any future slate of such nominees for Class III directors for so long as Purchaser beneficially owns LTRPP shares equal to at least the Threshold Amount. In the event Mr. O’Hara is not elected as a director of our Board of Directors, we will appoint Mr. O’Hara as a non-voting observer of our Board of Directors, subject to certain customary conditions, for so long as the Purchaser beneficially owns LTRPP shares equal to at least the Threshold Amount. In the event the Purchaser ceases to beneficially own LTRPP shares equal to at least the Threshold Amount, the Purchaser will cause Mr. O’Hara to immediately resign from our Board of Directors or, if applicable, his non-voting Board observer position, which will automatically terminate at such time. Effective January 31, 2023, Mr. O’Hara resigned from or Board of Directors due to competing professional obligations. In connection with his resignation from our Board of Directors effective January 31, 2023, Mr. O’Hara no longer serves as Vice Chairman of our Board of Directors. The description of the Repurchase Agreement is qualified in its entirety by reference to the full text of the Repurchase Agreement, which is incorporated by reference herein and filed as Exhibit 7(f) to our Amendment No. 4 to Schedule 13D filed with the SEC on March 24, 2021.

Registration Rights Agreement

Our company and the Purchaser entered into a Registration Rights Agreement (the “Registration Rights Agreement”). Under the Registration Rights Agreement, the Purchaser is entitled to demand and piggyback registration rights with respect to the shares of LTRPP and any shares of common stock of our company paid to satisfy our obligations under the Investment Agreement and the Certificate of Designations. The Purchaser will be entitled to four demand registration rights, subject to certain limitations, including that each demand must cover at least $15,000,000 in value of shares to be registered and that we will not be required to effect more than one underwritten shelf takedown during any 180 day period. We will pay the costs associated with such registrations (other than underwriting discounts, fees and commissions).

The description of the Registration Rights Agreement is qualified in its entirety by reference to the full text of the Registration Rights Agreement, which is incorporated by reference herein and filed as Exhibit 4.2 to our Current Report on Form 8-K filed with the SEC on March 16, 2020.

Side Letter

In connection with the transactions contemplated by the Merger Agreement, the Purchaser entered into a letter agreement with our company and Tripadvisor on December 18, 2024 (the “Side Letter”). Pursuant to the Side Letter, the Purchaser has waived the following: (i) the mandatory redemption date under the Certificate of Designations and certain other rights and requirements under the Certificate of Designations requiring us to redeem, repurchase or otherwise acquire any of the shares of LTRPP; and (ii) certain notice, consent, approval, consultation or other rights that the Purchaser holds or may hold pursuant to the Certificate of Designations, the Registration Rights Agreement and the Investment Agreement (except with respect to the Purchaser’s consent or affirmative vote with respect to the charter amendment) with respect to the Merger Agreement and the transactions contemplated thereby, including the Merger.

For additional information, see the definitive joint proxy statement/prospectus with respect to the Merger, filed on March 24, 2025, including the section entitled “Other Agreements Related to the Merger” included therein. The description of the Side Letter is qualified in its entirety by reference to the full text of the Side Letter, which is incorporated by reference herein and filed as Exhibit 10.3 to our Current Report on Form 8-K filed with the SEC on December 19, 2024.

Letter Agreement With Mr. Maffei

On December 21, 2014, Mr. Maffei received a one-time grant of options consisting of 1,797,107 options to purchase shares of LTRPB at an exercise price of $27.83 per share (the”2014 Options”). Because of the significant voting power that Mr. Maffei would possess upon exercise of the 2014 Options, our Board of Directors determined that it would be appropriate to also grant Mr. Maffei approval for purposes of exempting him from the restrictions that may be imposed on him as an “interested stockholder” under Section 203 of the General Corporation Law of the State of Delaware (“Section 203”). Separately, Mr. Maffei advised our Board of Directors that, although no agreement, arrangement or understanding had been reached, he was in discussions with Mr. Malone regarding a potential exchange of shares of LTRPB owned by the Malones (as defined below) for shares of LTRPA owned by Mr. Maffei. As a result, the compensation committee of our Board of Directors and the members of our Board of Directors independent of Mr. Maffei and the Malones determined that it was appropriate to request that Mr. Maffei enter into a standstill agreement with our company, and on December 21, 2014, we and Mr. Maffei entered into a letter agreement (the ”Standstill Letter”). The Standstill Letter was entered into in connection with the grant of the 2014 Options to Mr. Maffei and in anticipation of such potential exchange. On December 22, 2014, Mr. Maffei acquired 2,770,173 shares of LTRPB in exchange for 3,047,190 shares of LTRPA pursuant to an exchange transaction pursuant to which he exchanged (the ”Exchange”) an aggregate of 3,047,190 shares of LTRPA in a private transaction with John C. Malone, our Chairman at the time, Mr. Malone’s wife and two trusts (the ”Trusts”) managed by an independent trustee, the beneficiaries of which are Mr. Malone’s adult children (Mr. Malone, his wife and the Trusts, the ”Malones”), for an aggregate of 2,770,173 shares of LTRPB held by the Malones. Prior to the grant of the 2014 Options and any agreement, arrangement or understanding between Mr. Maffei and Mr. Malone regarding the Exchange, the compensation committee of our Board of Directors and the members of our Board of Directors independent of Mr. Maffei and the Malones approved (x) each of Mr. Maffei and certain of his related persons as an “interested stockholder” and (y) the acquisition by such persons of shares of our common stock, in each case, for purposes of Section 203.

Although certain portions of the Standstill Letter terminated in accordance with their terms on December 21, 2019, Mr. Maffei agreed, subject to certain exceptions, to certain customary standstill provisions, which remain in effect.

Such provisions prohibit Mr. Maffei and his Controlled Affiliates (as defined in the Standstill Letter), unless expressly authorized by a majority of the members of our Board of Directors who are independent, disinterested and unaffiliated with Mr. Maffei and his Controlled Affiliates, from: (i) effecting or seeking, offering or proposing (whether publicly or otherwise) to effect, or announcing any intention to effect or cause or participating in or assisting, facilitating or encouraging any other person to effect or seek, offer or propose (whether publicly or otherwise) to effect or participate in, (A) any acquisition of any equity securities (or beneficial ownership thereof) or rights or options to acquire any equity securities (or beneficial ownership thereof), of our company, (B) any tender or exchange offer, consolidation, business combination, acquisition, merger, joint venture or other business combination involving our company, (C) any recapitalization, restructuring, liquidation, dissolution or other extraordinary transaction with respect to our company or (D) any solicitation of proxies or consents relating to the election of directors with respect to our company; (ii) forming, joining or in any way participating in a “group” (as defined under Rule 13d-3 of the Exchange Act); (iii) depositing any Voting Securities (as defined in the Standstill Letter) in a voting trust or similar arrangement; (iv) granting any proxies with respect to any Voting Securities to any person (other than in his capacity as a designated representative of our company); (v) otherwise acting (alone or in concert with others), to call or seek to call a meeting of our stockholders, initiating any stockholder proposal or calling a special meeting of our Board of Directors; (vi) entering into any third-party discussions regarding the foregoing; (vii) publicly requesting a waiver or amendment of the foregoing, or making any public announcement regarding such restrictions; (viii) taking any action which would reasonably be expected to require our company to make a public announcement regarding the possibility of a business combination or merger; or (ix) advising, assisting or knowingly encouraging or directing any person to do so in connection with the foregoing. However, Mr. Maffei will not be deemed to have breached or violated these limitations to the extent such actions were taken in connection with his provision of services to our company as a member of our Board of Directors or as Chief Executive Officer of our company.

The standstill limitations cease to apply (i) if our company fails (subject to certain exceptions) to comply with our obligation to include Mr. Maffei (or his designee) on the management slate for election as a director (other than at Mr. Maffei’s request or because of Mr. Maffei’s refusal to accept such nomination), (ii) if Mr. Maffei ceases to serve as Chief Executive Officer of our company other than as a result of his resignation without Good Reason (as defined in the grant agreement related to the 2014 Options (the ”Option Agreement”)), his Disability (as defined in the Option Agreement) or his termination for Cause (as defined in the Option Agreement), or (iii) if Mr. Maffei (or his designee) ceases to be a director of our company, other than (A) due to his refusal to serve as a director of our company or to propose a designee in his place, (B) due to his (or his designee’s) resignation, (C) due to Mr. Maffei’s election not to submit a replacement candidate for appointment or (D) during a period following Mr. Maffei’s resignation so long as our company is working in good faith to appoint a replacement designee of Mr. Maffei. The standstill limitations also cease to apply upon the occurrence of certain events set forth in the Standstill Letter, including our company entering into discussions regarding a transaction that would, if consummated, be reasonably likely to result in a Change of Control (unless Mr. Maffei has been released from such restrictions to the extent reasonably necessary for him to fully participate in any discussions (in his capacity as a stockholder) and to offer or propose alternative transactions involving himself and his Controlled Affiliates and third parties) or a third party commences a tender or exchange offer for at least 50.1% of our common stock which would result in a Change of Control of our company and which offer is not opposed by our company.

The foregoing is a summary of the Standstill Letter and is qualified by reference to the full text of the Standstill Letter, which is incorporated by reference herein and filed as Exhibit 99.1 to our Current Report on Form 8-K filed with the SEC on December 29, 2014.

Director Independence

It is our policy that a majority of the members of our Board of Directors be independent of our management. For a director to be deemed independent, our Board of Directors must affirmatively determine that the director has no direct or indirect material relationship with us. To assist our Board of Directors in determining which of our directors qualify as independent for purposes of applicable rules and regulations, including those adopted by the SEC, the nominating and corporate governance committee of our Board of Directors follows The Nasdaq Stock Market’s (“Nasdaq”) corporate governance rules on the criteria for director independence.

Our Board of Directors has determined that each of Christy Haubegger, Michael J. Malone, Chris Mueller, Larry E. Romrell and J. David Wargo qualifies as an independent director of our company.

Item 14. Principal Accountant Fees and Services.

Liberty Tripadvisor

The following table presents fees incurred for professional audit services rendered by KPMG LLP for the audit of consolidated financial statements for 2024 and 2023 and fees billed for other services rendered by KPMG LLP:

	2024	2023(1)
Audit Fees	$578,000	617,000
Audit-related fees	—	—
Audit and audit-related fees	578,000	617,000
Tax fees	420	20,000
Total fees (2)	$578,420	637,000
(1)	Such fees with respect to 2024 and 2023 exclude audit fees, audit related fees and tax fees billed by KPMG LLP to Tripadvisor for services rendered, which are shown below.
(2)	Tax fees consist of tax compliance and consultations regarding the tax implications of certain transactions.

Tripadvisor

The following table presents fees incurred for professional audit services rendered by KPMG LLP for the audit of Tripadvisor’s consolidated financial statements for 2024 and 2023 and fees billed for other services rendered by KPMG LLP:

	2024	2023
Audit Fees (1)	$2,646,000	2,561,000
Audit-related fees (2)	74,000	—
Audit and audit-related fees	2,720,000	2,561,000
Tax fees (3)	84,000	35,000
Other fees (4)	3,000	3,000
Total fees	$2,807,000	2,599,000
(1)	Audit Fees include fees and expenses associated with the annual audit of Tripadvisor’s consolidated financial statements, statutory audits, review of our periodic reports, accounting consultations, review of SEC registration statements, report on the effectiveness of internal control, comfort letters, and consents and other services related to SEC matters.
(2)	Audit-Related Fees consist of fees billed for assurance and related services that are reasonably related to the performance of the audit or review of Tripadvisor’s consolidated financial statements and not reported under “Audit Fees,” which also includes non-recurring transaction-related services performed separate from the annual audit.
(3)	Tax Fees include fees and expenses for tax compliance, tax planning, and tax advice.
(4)	Other Fees include accounting research software.

Audit Committee Pre-Approval Policies and Procedures

Our audit committee has considered whether the provision of services by KPMG LLP to our company other than auditing is compatible with KPMG LLP maintaining its independence and believes that the provision of such other services is compatible with KPMG LLP maintaining its independence.

Our audit committee has adopted a policy regarding the pre-approval of all audit and permissible non-audit services provided by our independent auditor. Pursuant to this policy, our audit committee has approved the engagement of our independent auditor to provide the following services (the “pre-approved services”):

●	audit services as specified in the policy, including (i) financial audits of our company and our subsidiaries, (ii) services associated with registration statements, periodic reports and other documents filed or issued in connection with securities offerings (including comfort letters and consents), (iii) attestations of management reports on our internal controls and (iv) consultations with management as to accounting or disclosure treatment of transactions;
●	audit related services as specified in the policy, including (i) due diligence services, (ii) financial statement audits of employee benefit plans, (iii) consultations with management as to the accounting or disclosure treatment of transactions, (iv) attest services not required by statute or regulation, (v) certain audits incremental to the audit of our consolidated financial statements, (vi) closing balance sheet audits related to dispositions, and (vii) general assistance with implementation of the requirements of certain SEC rules or listing standards; and
●	tax services as specified in the policy, including federal, state, local and international tax planning, compliance and review services, and tax due diligence and advice regarding mergers and acquisitions.

Notwithstanding the foregoing general pre-approval, if, in the reasonable judgment of our Senior Vice President and Chief Financial Officer, an individual project involving the provision of pre-approved services is likely to result in fees in excess of $50,000, or if individual projects under $50,000 are likely to total $250,000 during the period between the regularly scheduled meetings of the audit committee, then such projects will require the specific pre-approval of our audit committee. Our audit committee has delegated the authority for the foregoing approvals to the chairman of the audit committee, subject to his subsequent disclosure to the entire audit committee of the granting of any such approval. Chris Mueller currently serves as the chairman of our audit committee. In addition, the independent auditor is required to provide a report at each regularly scheduled audit committee meeting on all pre-approved services incurred during the preceding quarter. Any engagement of our independent auditors for services other than the pre-approved services requires the specific approval of our audit committee. Under our policy, any fees incurred by Tripadvisor in connection with the provision of services by Tripadvisor’s independent auditor are expected to be reviewed and approved by Tripadvisor’s audit committee pursuant to Tripadvisor’s policy regarding the pre-approval of all audit and permissible non-audit services provided by its independent auditor in effect at the time of such approval. Such approval by Tripadvisor’s audit committee pursuant to its policy is deemed to be pre-approval of the services by our audit committee.

Our pre-approval policy prohibits the engagement of our independent auditor to provide any services that are subject to the prohibition imposed by Section 201 of the Sarbanes-Oxley Act.

All services provided by our independent auditor during 2024 were approved in accordance with the terms of the policy in place.

PART IV

Item 15. Exhibits and Financial Statement Schedules.

(a)(1)  Financial Statements

All financial statements are omitted because they are either not required or the information is otherwise included in the Original Form 10-K.

(a)(2)  Financial Statement Schedules

All financial statement schedules are omitted because they are either not required or the information is otherwise included in the Original Form 10-K.

(a)(3)  Exhibits

The following exhibits to this Amendment No. 1 on Form 10-K/A are meant to supplement the Exhibits listed and/or filed in the Original Form 10-K:

31.3	Rule 13a-14(a)/15d-14(a) Certification.*
31.4	Rule 13a-14(a)/15d-14(a) Certification.*
101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.**
101.SCH	Inline XBRL Taxonomy Extension Schema Document.**
101.CAL	Inline XBRL Taxonomy Calculation Linkbase Document.**
101.LAB	Inline XBRL Taxonomy Label Linkbase Document.**
101.PRE	Inline XBRL Taxonomy Presentation Linkbase Document.**
101.DEF	Inline XBRL Taxonomy Definition Document.**
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).**
*	Filed herewith.
**	Previously filed.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LIBERTY TRIPADVISOR HOLDINGS, INC.

Date: March 28, 2025	By:	/s/ BRIAN J. WENDLING
Brian J. Wendling
Senior Vice President and Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)